Form 10-Q
period 2007-09-30
AMICUS THERAPEUTICS INC
filed 2007-10-31
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐      No ☑
          The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of October 25, 2007 was 22,357,574 shares.

AMICUS THERAPEUTICS, INC
Form 10-Q for the Quarterly Period Ended September 30, 2007

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of December 31, 2006 and September 30, 2007	3

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2007, and period February 4, 2002 (inception) to September 30, 2007	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2007, and period February 4, 2002 (inception) to September 30, 2007	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION		19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	43

Item 6.	Exhibits	43

SIGNATURES		44

INDEX TO EXHIBITS		45
Certification of CEO
Certification of CFO
Certification of CEO and CFO
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share amounts)

	December 31,	September 30,
	2006	2007
Assets:
Current assets:
Cash and cash equivalents	$12,127	$19,933
Investments in marketable securities	42,572	99,475
Prepaid expenses and other current assets	321	1,245

Total current assets	55,020	120,653

Property and equipment, less accumulated depreciation and amortization of $1,557 and $2,478 at December 31, 2006 and September 30, 2007, respectively	4,358	3,913
Other non-current assets	267	267

Total Assets	$59,645	$124,833

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,195	$535
Accrued expenses	7,704	7,515
Current portion of capital lease obligations	1,307	1,521

Total current liabilities	10,206	9,571
Warrant liability	609	—
Capital lease obligations, less current portion	2,256	1,573

Series A redeemable convertible preferred stock, $.01 par value, 444,443 shares authorized, issued and outstanding at December 31, 2006 (aggregate liquidation preference $2,500 at December 31, 2006), no shares authorized, issued, or outstanding at September 30, 2007	2,476	—
Series B redeemable convertible preferred stock, $.01 par value, 4,936,730 shares authorized, 4,877,056 shares issued and outstanding at December 31, 2006 (aggregate liquidation preference $31,000 at December 31, 2006), no shares authorized, issued, or outstanding at September 30, 2007	30,868	—
Series C redeemable convertible preferred stock, $.01 par value, 5,820,020 shares authorized, issued and outstanding at December 31, 2006 (aggregate liquidation preferences $54,999 at December 31, 2006), no shares authorized, issued, or outstanding at September 30, 2007	54,869	—
Series D redeemable convertible preferred stock, $.01 par value, 4,930,405 shares authorized, 2,953,878 issued and outstanding at December 31, 2006 (aggregate liquidation preference $36,000), no shares authorized, issued, or outstanding at September 30, 2007	35,876	—
Stockholders’ (deficiency) equity:
Common stock, $.01 par value, 21,333,333 shares authorized, 990,492 shares issued and outstanding at December 31, 2006, 50,000,000 shares authorized, 22,372,573 shares issued and outstanding at September 30, 2007	70	284
Additional paid-in capital	6,067	226,246
Accumulated other comprehensive income	15	220
Deficit accumulated during the development stage	(83,667)	(113,061)

Total stockholders’ (deficiency) equity	(77,515)	113,689

Total Liabilities and Stockholders’ Equity	$59,645	$124,833

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

					Period from
					February 4,
					2002
	Three Months		Nine Months		(inception) to
	Ended September 30,		Ended September 30,		September 30,
	2006	2007	2006	2007	2007
Operating Expenses:
Research and development	$6,725	$7,537	$19,444	$21,404	$80,208
General and administrative	3,783	3,954	8,247	9,994	32,786
Impairment of leasehold improvements	—	—	—	—	1,030
Depreciation and amortization	245	315	661	924	2,481
In-process research and development	—	—	—	—	418

Total operating expenses	10,753	11,806	28,352	32,322	116,923

Loss from operations	(10,753)	(11,806)	(28,352)	(32,322)	(116,923)
Other income (expenses):
Interest income	519	1,593	1,204	3,346	6,154
Interest expense	(75)	(90)	(200)	(269)	(1,351)
Change in fair value of warrant liability	(154)	—	(27)	(149)	(454)
Other expense	(1,180)	—	(1,180)	—	(1,182)

Loss before tax benefit	(11,643)	(10,303)	(28,555)	(29,394)	(113,756)
Income tax benefit	—	—	—	—	695

Net loss	(11,643)	(10,303)	(28,555)	(29,394)	(113,061)
Deemed dividend	—	—	(19,424)	—	(19,424)
Preferred stock accretion	(41)	—	(122)	(351)	(802)

Net loss attributable to common stockholders	$(11,684)	$(10,303)	$(48,101)	$(29,745)	$(133,287)

Net loss attributable to common stockholders per common share – basic and diluted	$(15.01)	$(0.46)	$(70.72)	$(2.92)

Weighted-average common shares outstanding – basic and diluted	778,561	22,291,832	680,114	10,177,449

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Nine Months		(inception) to
	Ended September 30,		September 30,
	2006	2007	2007
Operating activities
Net loss	$(28,555)	$(29,394)	$(113,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	661	924	2,481
Amortization of non-cash compensation	—	—	522
Stock-based compensation — employees	1,773	2,712	5,528
Stock-based compensation — non-employees	462	162	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	26	149	454
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Beneficial conversion feature related to bridge financing	—	—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	177	(924)	(1,245)
Other non-current assets	266	—	(291)
Accounts payable and accrued expenses	600	(849)	8,050

Net cash used in operating activities	(24,590)	(27,220)	(93,381)
Investing activities
Sale and redemption of marketable securities	25,055	70,404	113,100
Purchases of marketable securities	(31,583)	(127,101)	(212,472)
Purchases of property and equipment	(1,587)	(479)	(7,422)

Net cash used in investing activities	(8,115)	(57,176)	(106,794)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	63,447	24,053	143,022
Proceeds from the issuance of common stock, net of issuance costs	—	68,146	68,146
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(542)	(1,016)	(2,493)
Proceeds from exercise of stock options	158	375	558
Proceeds from exercise of warrants (common and preferred)	76	98	264
Proceeds from capital asset financing arrangement	2,199	546	5,611

Net cash provided by financing activities	65,338	92,202	220,108

Net increase in cash and cash equivalents	32,633	7,806	19,933
Cash and cash equivalents at beginning of period	6,449	12,127	—

Cash and cash equivalents at end of period	$39,082	$19,933	$19,933

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$200	$268	$1,056

Non-cash activities
Conversion of notes payable to series B redeemable convertible preferred stock			$5,000

Conversion of preferred stock to common stock	$—	$148,591	$148,591

Accretion of redeemable convertible preferred stock	$122	$351	$802

Beneficial conversion feature related to issuance of the second tranche of Series C redeemable convertible preferred stock	$19,424	$—	$19,424

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
     The Company has an accumulated deficit of approximately $113.1 million at September 30, 2007 and anticipates incurring losses through the year 2007 and beyond. The Company has not yet generated revenues and has been able to fund its operating losses to date through its initial public offering of common stock, its issuance of redeemable convertible preferred stock, its issuance of convertible notes, and other financing arrangements. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will have to continue to raise additional debt or equity financing. If adequate funds are not available, the Company may have to substantially reduce or eliminate expenditures relating to the development of its product candidates or cease operations.
     Management believes that the Company’s current cash position is sufficient to cover its cash flow requirements until at least September 30, 2008.
     Basis of Presentation
     The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulations S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.
     The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1, as amended, which was declared effective by the Securities and Exchange Commission (“SEC”) on May 30, 2007.
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

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations. The Company did not recognize interest or penalties related to income tax during the three and nine months ended September 30, 2006 or 2007 and did not accrue for interest or penalties as of September 30, 2007 or December 31, 2006. The Company does not have an accrual for uncertain tax positions as of September 30, 2007. Tax returns for all years 2002 and thereafter are subject to future examination by tax authorities.
     Investment in Marketable Securities
     Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. In accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), these investments are classified as available-for-sale and are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity/(deficiency). If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. No other than temporary impairment charges have been recorded.
     New Accounting Standards
     In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of EITF 07-3 will have on the Company’s results of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS No. 159, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal year 2008 but early adoption is permitted.

The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the Company’s financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective as of the beginning of the Company’s 2008 fiscal year. The Company does not expect this will have a significant impact on the financial statements of the Company.
2. Stock-Based Compensation
     During the three and nine months ended September 30, 2007, the Company recorded compensation expense of approximately $1.1 million and $2.9 million, respectively. The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities. As of September 30, 2007, the total unrecognized compensation cost related to non-vested stock options granted was $12.2 million and is expected to be recognized over a weighted average period of 2.0 years.
     The fair value of the options granted is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2006	2007	2007
Expected stock price volatility	80.0%	73.9%	78.9%	78.2%
Risk free interest rate	4.8%	4.7%	4.7%	4.6%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00
     A summary of option activities related to the Company’s stock options for the nine months ended September 30, 2007 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)		(in millions)
Balance at December 31, 2006	1,868.5	$4.27
Options granted	942.7	$13.31
Options exercised	(269.4)	$1.52
Options forfeited	(128.5)	$8.57

Balance at September 30, 2007	2,413.3	$7.86	8.4 years	$21.3

Vested and unvested expected to vest, September 30, 2007	2,174.2	$7.61	8.3 years	$19.8
Exercisable at September 30, 2007	652.4	$4.64	7.3 years	$7.9
3. Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share
     The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. The Company has determined that its series A, B, C, and D redeemable convertible preferred stock represented participating securities in accordance with EITF 03-6 Participating Securities and the Two—Class Method under FASB Statement No. 128. However, because the Company operates at a loss, and losses are not allocated to the redeemable convertible preferred stock, the two-class method does not affect the Company’s calculation of earnings per share. The Company has a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2006	2007	2006	2007
Statement of Operations
Net loss attributable to common stockholders	$(11,684)	$(10,303)	$(48,101)	$(29,745)
Net loss attributable to common stockholders per common share – basic and diluted	$(15.01)	$(0.46)	$(70.72)	$(2.92)
4. Comprehensive Loss
     The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Net loss	$(11,643)	$(10,303)	$(28,555)	$(29,394)
Change in unrealized net gain on marketable securities	16	107	38	205

Comprehensive loss	$(11,627)	$(10,196)	$(28,517)	$(29,189)

     Accumulated other comprehensive loss equals the unrealized net gains on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.
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

	Series A		Series B		Series C		Series D
		Amount		Amount		Amount		Amount
	Shares	(in thousands)	Shares	(in thousands)	Shares	(in thousands)	Shares	(in thousands)
Balance at December 31, 2006	444,443	$2,476	4,877,056	$30,868	5,820,020	$54,869	2,953,878	$35,876
Issuance of Series D at $12.15 per share	—	—	—	—	—	—	1,976,527	24,053
Series B warrant exercise	—	—	40,797	98	—	—	—	—
Accretion to redemption value	—	24	—	126	—	130	—	71
Conversion of preferred stock to common	(444,443)	(2,500)	(4,917,853)	(31,092)	(5,820,020)	(54,999)	(4,930,405)	(60,000)

Balance at September 30, 2007	—	$—	—	$—	—	$—	—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule, orally-administered drugs, known as pharmacological chaperones, for the treatment of a range of human genetic diseases. Certain human diseases result from mutations in specific genes that, in many cases, lead to the production of proteins with reduced stability. Proteins with such mutations may not fold into their correct three-dimensional shape and are generally referred to as misfolded proteins. Misfolded proteins are often recognized by cells as having defects and, as a result, may be eliminated prior to reaching their intended location in the cell. The reduced biological activity of these proteins leads to impaired cellular function and ultimately to disease. Our novel approach to the treatment of human genetic diseases consists of using pharmacological chaperones that selectively bind to the target protein; increasing the stability of the protein and helping it fold into the correct three-dimensional shape. This allows proper trafficking of the protein, thereby increasing protein activity, improving cellular function and potentially reducing cell stress. We are currently conducting Phase II clinical trials of Amigal for Fabry disease, Phase II clinical trials of Plicera for Gaucher disease, and Phase I clinical trials of AT2220 for Pompe disease.
     We have generated significant losses to date and expect to continue to generate losses as we continue the clinical development of Amigal, Plicera, and AT2220. From our inception in February 2002 through September 30, 2007, we have accumulated a deficit of $113.1 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds to further develop our research and development programs and product candidates.
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
     We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through September 30, 2007, we have incurred research and development expense in the aggregate of $80.2 million, including stock-based compensation expense of $3.4 million.
     The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

					Period from
					February 4, 2002
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
Product Candidate	2006	2007	2006	2007	2007
Third party direct project expenses
Amigal (Fabry Disease — Phase II)	$595	$1,667	$2,181	$4,073	$20,455
Plicera (Gaucher Disease — Phase II)	1,861	978	5,669	3,548	15,278
AT2220 (Pompe Disease — Phase I)	497	932	1,610	2,565	7,328

Total third party direct project expenses	2,953	3,577	9,460	10,186	43,061

Other project costs (1)
Personnel costs	2,018	2,409	5,483	7,009	21,719
Other costs (2)	1,754	1,551	4,501	4,209	15,428

Total other project costs	3,772	3,960	9,984	11,218	37,147

Total research and development costs	$6,725	$7,537	$19,444	$21,404	$80,208

(1)	Other project costs are leveraged across multiple projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.
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
General and Administrative Expense
     General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services. We expect that our general and administrative expenses will increase as we add personnel and are subject to the reporting obligations applicable to public companies. From our inception in February 2002 through September 30, 2007, we spent $32.8 million, including stock-based compensation expense of $4.3 million, on general and administrative expense.
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
     While there were no significant changes during the quarter ended September 30, 2007 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2006 in our Registration Statement on Form S-1 (File No. 333-141700), we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.
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

Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the fair value method, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Our financial statements as of and for the three and nine months ended September 30, 2006 and 2007 reflect the impact of SFAS No. 123(R). We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period of the last separately vesting portion of each award. Expected volatility was calculated based on a blended weighted average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. The average expected life was determined using the SEC shortcut approach as described in Staff Accounting Bulletin, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.
     We account for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The equity instruments, consisting of stock options, are valued using the Black-Scholes-Merton valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.
Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share
     We calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share. We have determined that the series A, B, C, and D redeemable convertible preferred stock represented participating securities in accordance with Emerging Issue Task Force, or EITF, 03-6 Participating Securities and the Two — Class Method under FASB Statement No. 128. However, because we operate at a loss, and losses are not allocated to the redeemable convertible preferred stock, the two class method does not affect our calculation of earnings per share. We had a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.
     The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amount)	2006	2007	2006	2007
Historical
Numerator:
Net loss	$(11,643)	$(10,303)	$(28,555)	$(29,394)
Deemed dividend	—	—	(19,424)	—
Accretion of redeemable convertible preferred stock	(41)	—	(122)	(351)

Net loss attributable to common stockholders	$(11,684)	$(10,303)	$(48,101)	$(29,745)

Denominator:
Weighted average common shares outstanding — basic and diluted	778,561	22,291,832	680,114	10,177,449

     Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 17,334,242 and 24,791,239 for the three and nine months ended September 30, 2006 and 2007, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Results of Operations
     Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Research and Development Expense. Research and development expense was $7.5 million for the three months ended September 30, 2007 representing an increase of $0.8 million or 12% from $6.7 million for the three months ended September 30, 2006. The variance was primarily attributable to higher personnel costs associated with headcount growth, partially offset by lower third party direct project costs.
     General and Administrative Expense. General and administrative expense was $4.0 million for the three months ended September 30, 2007, an increase of $0.2 million or 5% from $3.8 million from the three months ended September 30, 2006. The variance was primarily attributable to higher personnel costs associated with headcount growth, partially offset by lower consulting and professional fees.
     Interest Income and Interest Expense. Interest income was $1.6 million for the three months ended September 30, 2007, compared to $0.5 million for the three months ended September 30, 2006. The increase of $1.1 million or 220% was due to higher cash balances as a result of the issuance of the second tranche of our series D redeemable convertible preferred stock and our initial public offering. Interest expense was $0.1 million for the three months ended September 30, 2007 and 2006.
     Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Research and Development Expense. Research and development expense was $21.4 million for the nine months ended September 30, 2007, representing an increase of $2.0 million or 10% from $19.4 million for the nine months ended September 30, 2006. The increase was primarily attributable to increases in third party direct project costs of $0.7 million and an increase in personnel costs of $1.5 million associated with headcount growth.
     General and Administrative Expense. General and administrative expense was $10.0 million for the nine months ended September 30, 2007, an increase of $1.8 million or 22% from $8.2 million for the nine months ended September 30, 2006. The increase resulted primarily from an increase in personnel costs attributable to headcount growth.
     Interest Income and Interest Expense. Interest income was $3.3 million for the nine months ended September 30, 2007, compared to $1.2 million for the nine months ended September 30, 2006. The increase of $2.1 million or 175% was due to higher cash balances as a result of the issuance of the second tranche of series D redeemable convertible preferred stock and our initial public offering. Interest expense was $0.3 million for the nine months ended September 30, 2007, compared to $0.2 million for the nine months ended September 30, 2006. The increase in interest expense resulted from additional capital lease borrowings during the second quarter of 2007.

Liquidity and Capital Resources
     Source of Liquidity
     As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings and $75.0 million of gross proceeds from our initial public offering in June 2007. The following table summarizes our funding sources as of September 30, 2007:

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
     As of September 30, 2007, we had cash and cash equivalents and marketable securities of $119.4 million. We hold our cash and investment balances in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.
     Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.
          Net Cash Used in Operating Activities
     Net cash used in operations for the nine months ended September 30, 2006 was $24.6 million. The net loss for the nine months ended September 30, 2006 of $28.6 million was offset primarily by non-cash charges for depreciation and amortization of $0.7 million, stock-based compensation of $2.2 million and changes in operating assets and liabilities of $1.0 million.
     Net cash used in operations for the nine months ended September 30, 2007 was $27.2 million due to the net loss for the nine months ended September 30, 2007 of $29.4 million and the change in operating assets and liabilities of $1.7 million, offset primarily by non-cash charges for depreciation and amortization of $0.9 million, stock-based compensation of $2.9 million and the change in fair value of warrant liability of $0.1 million.
          Net Cash Used in Investing Activities
     Net cash provided by investing activities for the nine months ended September 30, 2006 was $8.1 million. Net cash provided by investing activities reflects $31.6 million cash used for the purchase of marketable securities and $1.6 million for the acquisition of property and equipment, offset by $25.1 million of cash provided by the sale and redemption of marketable securities.
     Net cash used in investing activities for the nine months ended September 30, 2007 was $57.2 million. Net cash used in investing activities reflects $127.1 million for the purchase of marketable securities and $0.5 million for the acquisition of property and equipment, partially offset by $70.4 million for the sale and redemption of marketable securities.

          Net Cash Provided by Financing Activities
     Net cash provided by financing activities for the nine months ended September 30, 2006 was $65.3 million. Net cash provided by financing activities mainly reflects $27.5 million of proceeds from the issuance of our series C redeemable convertible preferred stock, $35.9 million of proceeds from the issuance of our series D redeemable convertible preferred stock, $0.2 million of proceeds from the exercise of warrants and stock options; and $2.2 million of proceeds from our capital asset financing arrangement, which are offset by $0.5 million of payments of capital lease obligations.
     Net cash provided by financing activities for the nine months ended September 30, 2007 was $92.2 million, consisting primarily of $24.1 million from the issuance of series D redeemable convertible preferred stock, $68.1 million from the issuance of common stock, $0.5 million from asset financing arrangements, and $0.5 million proceeds from exercise of stock options and warrants offset by payments of equipment debt financing obligations of $1.0 million.
     Funding Requirements
     We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that our general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs, and increased professional fees. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of products, the progress and results of our clinical trials, the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and the costs of commercialization activities, including product marketing, sales and distribution.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2007, we had cash and cash equivalents and investments in marketable securities of $119.4 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
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
ITEM 1A — RISK FACTORS
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
     Since inception, we have incurred significant operating losses. Our net loss attributable to common stockholders was $11.7 million and $10.3 million for the three months ended September 30, 2006 and 2007, respectively and $48.1 million and $29.7 million for the nine months ended September 30, 2006 and 2007, respectively. As of September 30, 2007, we had an accumulated deficit of $113.1 million. To date, we have financed our operations primarily through private placements of our redeemable convertible preferred stock and through proceeds from our initial public offering. We have devoted substantially all of our efforts to research and development, including our preclinical development activities and clinical trials. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several years and we are unable to predict the extent of any future losses. We anticipate that our expenses will increase substantially as we:
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
     Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. In addition, as new studies are performed the estimated prevalence of these diseases may change. In fact, as a result of some recent studies, we believe that previously reported studies do not accurately account for the prevalence of Fabry disease and that the prevalence of Fabry disease could be many times higher than previously reported. There can be no assurance that the prevalence of Fabry disease, Gaucher disease or Pompe disease in the study populations, particularly in these newer studies, accurately reflects the prevalence of these diseases in the broader world population.
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
     Each of the diseases that our lead product candidates are intended to treat is relatively rare and we expect only a subset of the patients with these diseases to be eligible for our clinical trials. Given that each of our product candidates is in the early stages of required testing, we may not be able to initiate or continue clinical trials for each or all of our product candidates if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. The requirements of our clinical testing mandate that a patient cannot be involved in another clinical trial for the same indication. We are aware that our competitors have ongoing clinical trials for products that are competitive with our product candidates and patients who would otherwise be eligible for our clinical trials may be involved in such testing, rendering them unavailable for testing of our product candidates. Additionally, many patients with Fabry disease, Gaucher disease and Pompe disease may already be receiving existing therapies, such as enzyme replacement therapy, which would render them ineligible for our current clinical trials if they are not willing to stop receiving such therapies. Further, if we are required to include patients in our clinical trials who have never received enzyme replacement therapy, we may experience yet further difficulty and delay enrolling patients in our trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
If our preclinical studies do not produce positive results, if our clinical trials are delayed or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.
     Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete. A failure of one or more of our preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to obtain regulatory approval or commercialize our product candidates, including:
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
     Reliance on third party manufacturers’ entails risks, to which we would not be subject if we manufactured product candidates or products ourselves, including:
•	reliance on the third party for regulatory compliance and quality assurance;

•	limitations on supply availability resulting from capacity and scheduling constraints of the third parties;

•	impact on our reputation in the marketplace if manufacturers of our products, once commercialized, fail to meet the demands of our customers;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control;

and

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.
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
     We rely on the manufacturers of our product candidates to purchase from third party suppliers the materials necessary to produce the compounds for our preclinical and clinical studies and will rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our preclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates.

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

     The patents and patent applications that we own or have licensed relating to use of Amigal expire in 2018 in the United States and 2019 outside of the United States, and the foreign counterparts, if issued, would expire in 2019. Patents that we own or have licensed relating to Plicera expire between 2015 and 2016 in the United States and in 2015 outside of the United States for composition of matter, and in 2018 in the United States for methods of use. We currently have no issued patents or pending applications covering methods of using Plicera outside of the United States. Patents and patent applications that we own or have licensed relating to the use of AT2220 expire in 2018 in the United States. Further, we currently do not have composition of matter or method of use protection for AT2220 outside of the United States. Where we lack patent protection outside of the United States, we intend to seek orphan medicinal product designation and to rely on statutory data exclusivity provisions in jurisdictions outside the United States where such protections are available, including Europe. If we are unable to obtain such protection outside the United States, our competitors may be free to use and sell Plicera and/or AT2220 outside of the United States and there will be no liability for infringement or any other barrier to competition. The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:
•	We do not hold composition of matter patents covering Amigal and AT2220, two of our three lead product candidates. Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. For our product candidates for which we do not hold composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method of use patents that we may hold.

•	For some of our product candidates, the principal patent protection that covers or those we expect will cover, our product candidate is a method of use patent. This type of patent only protects the product when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of the patented method, or for which there is a substantial use in commerce outside the patented method.
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
     Our product candidates may fail to obtain regulatory approval for many reasons, including:
•	our failure to demonstrate to the satisfaction of the FDA or comparable regulatory authorities that a product candidate is safe and effective for a particular indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable regulatory authorities for approval;

•	our inability to demonstrate that a product candidate’s benefits outweigh its risks;

•	our inability to demonstrate that the product candidate is at least as effective as existing therapies;

•	the FDA’s or comparable regulatory authorities’ disagreement with the manner in which we interpret the data from preclinical studies or clinical trials;

•	the FDA’s or comparable regulatory authorities’ failure to approve the manufacturing processes, quality procedures or manufacturing facilities of third party manufacturers with which we contract for clinical or commercial supplies; and

•	a change in the approval policies or regulations of the FDA or comparable regulatory authorities or a change in the laws governing the approval process.
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
     Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. We obtained orphan drug designations from the FDA for Amigal for the treatment of Fabry disease on February 25, 2004, for the active ingredient in Plicera for the treatment of Gaucher disease on January 10, 2006 and for AT2220 for the treatment of Pompe disease on June 18, 2007. We also obtained orphan drug designation in the European Union for Amigal on May 22, 2006 and on September 12, 2007, the European Medicines Agency’s Committee for Orphan Medicinal Products recommended orphan designation for Plicera for the treatment of Gaucher disease. We anticipate filing for orphan drug designation in the European Union for AT2220 for the treatment of Pompe disease. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and ten years in Europe. For a drug composed of small molecules, the FDA defines “same drug” as a drug that contains the same active molecule and is intended for the same use. Obtaining orphan drug exclusivity for Amigal and Plicera may be important to each of the product candidate’s success. Even if we obtain orphan drug exclusivity for Amigal or Plicera for these indications, we may not be able to maintain it. For example, if a competitive product that is the same drug as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been orphan drug exclusivity.
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
     We are a development stage company with 83 full-time employees as of September 30, 2007. Of these employees, 52 work primarily in research and development and 31 provide administrative services. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. Assuming our plans and business conditions progress consistent with our current projections, we plan to grow to a total of approximately 100 employees by the end of 2007 and to a total of 100-120 employees by the end of 2008. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations.
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. After our initial public offering, we had outstanding 22,234,426 shares of common stock. Of these shares, 5,005,333 may be resold in the public market immediately and the remaining 17,229,093 shares are currently restricted under securities laws or as a result of lock-up agreements. Moreover, after the offering, holders of an aggregate of 16,570,855 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered all 1,366,667 shares of common stock under our equity compensation plans on Form S-8 filed on August 9, 2007. These shares can be freely sold in the public market upon issuance, subject to the 180 day lock-up periods under the lock-up agreements.
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
None.
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
     As of October 26, 2007, we had invested the $68.1 million in net proceeds from the offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through October 26, 2007, we have not used the net proceeds from the offering. We intend to use the proceeds for clinical development of our drug candidates, for research and development activities relating to additional preclinical programs and to fund working capital and other general corporate purposes, which may include the acquisition or licensing of complementary technologies, products or businesses.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

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

AMICUS THERAPEUTICS, INC.

Date: October 31, 2007	By: /s/ JOHN F. CROWLEY

John F. Crowley
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2007	By: /s/ JAMES E. DENTZER

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