Form 10-Q
period 2008-03-31
AMICUS THERAPEUTICS INC
filed 2008-05-14
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33497
Amicus Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0422823_

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
6 Cedar Brook Drive, Cranbury, NJ 08512
(Address of Principal Executive Offices and Zip Code)
Registrant’s Telephone Number, Including Area Code: (609) 662-2000
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐                     Non-accelerated filer ☑                     Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
          The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of April 25, 2008 was 22,521,463 shares.

AMICUS THERAPEUTICS, INC
Form 10-Q for the Quarterly Period Ended March 31, 2008
We have filed applications to register certain trademarks in the United States and abroad, including AMICUSTM, AMICUS THERAPEUTICSTM (and design), AMIGALTM and PLICERATM.

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
     The forward-looking statements in this quarterly report on Form 10-Q include, among other things, statements about:
•	our plans to develop and commercialize Amigal, Plicera and AT2220;

•	our ongoing and planned discovery programs, preclinical studies and clinical trials;

•	our ability to enter into selective collaboration arrangements;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our ability to quickly and efficiently identify and develop product candidates;

•	the extent to which our scientific approach may potentially address a broad range of diseases across multiple therapeutic areas;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position;

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our belief about our ability to fund our operating expenses; and

•	our eligibility to receive milestone payments under our collaboration agreement with Shire Pharmaceuticals Ireland Ltd.
     We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2007 that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.
     You should read this quarterly report on Form 10-Q and the documents that we reference herein. We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	December 31,	March 31,
	2007	2008
Assets:
Current assets:
Cash and cash equivalents	$44,188	$18,203
Investments in marketable securities	117,339	136,355
Prepaid expenses and other current assets	1,513	1,076

Total current assets	163,040	155,634

Property and equipment, less accumulated depreciation and amortization of $2,793 and $3,114 at December 31, 2007 and March 31, 2008, respectively	3,790	3,631
Other non-current assets	267	267

Total Assets	$167,097	$159,532

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$530	$1,050
Accrued expenses	9,935	7,728
Current portion of capital lease obligations	1,527	1,420
Current portion of deferred revenue	3,801	4,612

Total current liabilities	15,793	14,810
Deferred revenue, less current portion	46,813	46,119
Capital lease obligations, less current portion	1,194	918

Commitments and contingencies
Stockholders’equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,408,731 shares issued and outstanding at December 31, 2007, 50,000,000 shares authorized, 22,491,134 shares issued and outstanding at March 31, 2008	285	285
Additional paid-in capital	227,438	229,035
Accumulated other comprehensive income	408	930
Deficit accumulated during the development stage	(124,834)	(132,565)

Total stockholders’ equity	103,297	97,685

Total Liabilities and Stockholders’ Equity	$167,097	$159,532

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

			Period from
			February 4,
			2002
	Three Months		(inception)
	Ended March 31,		to March 31,
	2007	2008	2008
Revenue:
Research revenue	$—	$2,466	$3,841
Collaboration revenue	—	694	1,103

Total revenue	—	3,160	4,944

Operating Expenses:
Research and development	$7,085	$6,941	$96,819
General and administrative	2,850	5,186	43,256
Impairment of leasehold improvements	—	—	1,030
Depreciation and amortization	297	321	3,115
In-process research and development	—	—	418

Total operating expenses	10,232	12,448	144,638

Loss from operations	(10,232)	(9,288)	(139,694)
Other income (expenses):
Interest income	693	1,702	9,643
Interest expense	(92)	(70)	(1,500)
Change in fair value of warrant liability	(64)	—	(454)
Other expense	—	—	(1,180)

Loss before tax benefit	(9,695)	(7,656)	(133,185)
(Provision for)/benefit from income taxes	—	(75)	620

Net loss	(9,695)	(7,731)	(132,565)
Deemed dividend	—	—	(19,424)
Preferred stock accretion	(41)	—	(802)

Net loss attributable to common stockholders	$(9,736)	$(7,731)	$(152,791)

Net loss attributable to common stockholders per common share – basic and diluted	$(10.21)	$(0.34)

Weighted-average common shares outstanding – basic and diluted	953,959	22,412,689

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Three Months		(inception) to
	Ended March 31,		March 31,
	2007	2008	2008
Operating activities
Net loss	$(9,695)	$(7,731)	$(132,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	297	321	3,113
Amortization of non-cash compensation	—	—	522
Stock-based compensation — employees	705	1,347	7,985
Stock-based compensation — non-employees	57	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	64	—	454
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Beneficial conversion feature related to bridge financing	—	—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(66)	437	(1,076)
Other non-current assets	(155)	—	(288)
Accounts payable and accrued expenses	(1,943)	(1,687)	8,778
Deferred revenue	—	117	50,731

Net cash used in operating activities	(10,736)	(7,196)	(58,165)
Investing activities
Sale and redemption of marketable securities	21,565	30,781	199,847
Purchases of marketable securities	(26,844)	(49,275)	(335,389)
Purchases of property and equipment	(204)	(162)	(7,773)

Net cash used in investing activities	(5,483)	(18,656)	(143,315)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	24,053	—	143,022
Proceeds from the issuance of common stock, net of issuance costs	—	—	68,093
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(314)	(383)	(3,249)
Proceeds from exercise of stock options	206	250	942
Proceeds from exercise of warrants (common and preferred)	—	—	264
Proceeds from capital asset financing arrangement	—	—	5,611

Net cash provided by/(used in) financing activities	23,945	(133)	219,683

Net increase/(decrease) in cash and cash equivalents	7,726	(25,985)	18,203
Cash and cash equivalents at beginning of period	12,127	44,188	—

Cash and cash equivalents at end of period	$19,853	$18,203	$18,203

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$92	$70	$1,206

Non-cash activities
Conversion of notes payable to preferred stock			$5,000

Conversion of preferred stock to common stock	$—	$—	$148,591

Accretion of redeemable convertible preferred stock	$41	$—	$802

Beneficial conversion feature related to the issuance of Series C redeemable convertible preferred stock	$—	$—	$19,424

See accompanying notes to consolidated financial statements

Note 1. Description of Business and Significant Accounting Policies
     Corporate Information, Status of Operations and Management Plans
     Amicus Therapeutics, Inc. (the Company) was incorporated on February 4, 2002 in Delaware for the purpose of creating a premier drug development company at the forefront of therapy for human genetic diseases initially based on intellectual property in-licensed from Mount Sinai School of Medicine. The Company’s activities since inception have consisted principally of raising capital, establishing facilities, and performing research and development, including clinical trials. Accordingly, the Company is considered to be in the development stage.
     In November 2007, the Company entered into a License and Collaboration Agreement with Shire Pharmaceuticals Ireland Ltd. (Shire). Under the agreement, the Company and Shire will jointly develop the Company’s three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal (migalastat hydrochloride), Plicera (isofagomine tartrate) and AT2220. For further information, see “— Note 6. Development and Commercialization Agreement with Shire.”
     The Company has an accumulated deficit of approximately $132.6 million at March 31, 2008 and anticipates incurring losses through the year 2008 and beyond. The Company has not yet generated commercial sales revenues and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from our initial public offering (IPO), the upfront licensing payment from Shire and other financing arrangements. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to covers its cash flow requirements for 2008.
     Basis of Presentation
     The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulations S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.
     The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. For a complete description of the Company’s accounting policies, refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     Revenue Recognition
     The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13 (SAB 104).
     In determining the accounting for collaboration agreements, the Company follows the provisions of Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance on whether an arrangement involves multiple revenue-generating deliverables that should be accounted for as a single unit of accounting or divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined (if not already contractually defined) for the entire arrangement. If the arrangement represents separate units of accounting according to the EITF separation criteria, a revenue recognition policy must be determined for each unit. Revenues for non-refundable upfront license fee payments will be recognized on a straight line basis as Collaboration Revenue over the period of the performance obligations.

     Reimbursements for research and development costs under collaboration agreements are recognized as revenue in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (EITF 99-19). The revenue associated with these reimbursable amounts is included in Research Revenue and the costs associated with these reimbursable amounts are included in research and development expenses. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has the risks and rewards as the principal in the research and development activities.
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
     During the quarter ended March 31, 2008, the Company recorded an income tax provision of approximately $0.1 million for minimum federal income taxes related to temporary differences in revenue recognition between U.S. GAAP and applicable federal tax law.
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
     New Accounting Standards
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (SFAS No. 161) which requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect this will have a significant impact on the financial statements of the Company.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Company adopted SFAS No. 157 at the beginning of the Company’s 2008 fiscal year and this adoption had no impact as all the investments in marketable securities are reported at Level 1 fair value using quoted prices in active markets for identical assets.
Note 2. Stock-Based Compensation
     During the three months ended March 31, 2008, the Company recorded compensation expense of approximately $1.3 million. The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities. As of March 31, 2008, the total unrecognized compensation cost related to non-vested stock options granted was $14.8 million and is expected to be recognized over a weighted average period of 2.9 years.

     The fair value of the options granted is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2007	2008
Expected stock price volatility	78.8%	78.2%
Risk free interest rate	4.7%	2.9%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00
     A summary of option activities related to the Company’s stock options for the three months ended March 31, 2008 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in millions)
Balance at December 31, 2007	2,443.2	$8.08
Options granted	751.7	$10.20
Options exercised	(83.0)	$3.09
Options forfeited	(68.0)	$8.78

Balance at March 31, 2008	3,043.9	$8.71	8.5 years	$8.5

Vested and unvested expected to vest, March 31, 2008	2,799.6	$8.55	8.4 years	$8.2
Exercisable at March 31, 2008	740.4	$4.90	7.2 years	$4.3
Note 3. Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share
     The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. The Company has determined that its series A, B, C, and D redeemable convertible preferred stock represented participating securities in accordance with EITF 03-6 Participating Securities and the Two—Class Method under FASB Statement No. 128. However, because the Company operates at a loss, and losses are not allocated to the redeemable convertible preferred stock, the two-class method does not affect the Company’s calculation of earnings per share. The Company has a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2007	2008

Statement of Operations
Net loss attributable to common stockholders	$(9,736)	$(7,731)
Net loss attributable to common stockholders per common share — basic and diluted	$(10.21)	$(0.34)

Note 4. Comprehensive Loss
     The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2008
Net loss	$(9,695)	$(7,731)
Change in unrealized net gain on marketable securities	2	522

Comprehensive loss	$(9,693)	$(7,209)

     Accumulated other comprehensive loss equals the unrealized net gains on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.
Note 5. Capital Structure
Common Stock
     As of March 31, 2008, the Company was authorized to issue 50,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
Redeemable Convertible Preferred Stock
     In March 2007, the Company issued an additional 1,976,527 shares of its Series D redeemable convertible preferred stock for gross proceeds of $24.1 million.
     On June 5, 2007, all outstanding shares of the Company’s Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series C redeemable convertible preferred stock and Series D redeemable convertible preferred stock were automatically converted into shares of common stock at the closing of the Company’s IPO.
Note 6. Development and Commercialization Agreement with Shire
     In November 2007, the Company entered into a License and Collaboration Agreement with Shire. Under the agreement, the Company and Shire will jointly develop the Company’s three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal, Plicera and AT2220. The Company granted Shire the rights to commercialize these products outside the U.S. The Company retains all rights to its other programs and to develop and commercialize Amigal, Plicera and AT2220 in the U.S.
     The Company received an initial, non-refundable license fee payment of $50 million from Shire. Joint development costs toward conduct of clinical trials and pursuing global approval of the three compounds will be shared 50/50 going forward. In addition, the Company is eligible to receive, for all three drug product candidates, aggregate potential milestone payments of up to $150 million if certain clinical and regulatory milestones are achieved for all three of the programs, and $240 million in sales-based milestones. The Company will also be eligible to receive tiered double-digit royalties on net sales of the products which are marketed outside of the U.S.
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

     During the quarter ended March 31, 2008, the Company recorded $0.7 million in Collaboration Revenue and deferred $2.8 million of current deferred revenue. As of March 31, 2008, the Company had recorded $46.1 million of long-term deferred revenue related to the $50 million upfront payment.
     During the quarter ended March 31, 2008, the Company recorded $2.5 million in Research Revenue and deferred $1.8 million of reimbursed research and development costs to the current portion of deferred revenue.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule, orally-administered drugs, known as pharmacological chaperones, for the treatment of a range of human genetic diseases. Certain human diseases result from mutations in specific genes that, in many cases, lead to the production of proteins with reduced stability. Proteins with such mutations may not fold into their correct three-dimensional shape and are generally referred to as misfolded proteins. Misfolded proteins are often recognized by cells as having defects and, as a result, may be eliminated prior to reaching their intended location in the cell. The reduced biological activity of these proteins leads to impaired cellular function and ultimately to disease. Our novel approach to the treatment of human genetic diseases consists of using pharmacological chaperones that selectively bind to the target protein increasing the stability of the protein and helping it fold into the correct three-dimensional shape. This allows proper trafficking of the protein, thereby increasing protein activity, improving cellular function and potentially reducing cell stress. We are researching the applicability of our platform pharmacological chaperone technology to treating various diseases in our discovery program and developing the use of our lead compounds in our clinical development program.
     We have three compounds in clinical development: Amigal (migalastat hydrochloride) for Fabry disease, Plicera (isofagomine tartrate) for Gaucher disease and AT2220 for Pompe disease.
     Amigal: We completed our Phase 2 clinical trials of Amigal and, along with our development partner Shirc, are planning to meet with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency to discuss the conduct of Phase 3 clinical trials. In March, clinical investigators presented positive results from Phase 2 clinical trials of Amigal at the American College of Medical Genetics (ACMG) meeting. The data showed that Amigal was generally safe and well-tolerated at all doses evaluated and no drug-related serious adverse events were reported. In addition, Amigal increased the level of the enzyme deficient in Fabry patients in 24 of 26 study subjects and in a majority of study subjects, the treatment resulted in a reduction of kidney GL-3 as measured in urine. In parallel with the regulatory process, 23 of the original 26 patients continue to be treated with Amigal in the voluntary Phase 2 extension study to monitor long term safety and efficacy. In addition, the Company will evaluate modified doses and dose regimens in these 23 patients.
     Plicera: We are currently conducting Phase 2 clinical trials of Plicera. At the ACMG meeting in March, clinical investigators presented full data from a 4 week Phase 2 study in Gaucher patients who switched from enzyme replacement therapy (ERT) with imiglucerase to the pharmacological chaperone Plicera. Results showed that Plicera was generally safe and well tolerated at all doses and increased target enzyme activity levels in a majority of patients. In the trial, GCase activity, as measured in white blood cells, was increased in 20 of the 26 patients with evaluable GCase data, and 5 of the 6 patients without a clear increase were either in the lowest dose cohort or the cohort dosed least frequently. As expected in this short term study, the levels of relevant hematological markers of Gaucher disease remained stable. Amicus has amended the protocol for the 6-month Phase 2 clinical trial of Pliccra patients naive to ERT to include modified doses and dose regimens.
     AT2220: We completed Phase 1 clinical trials of AT2220. We are planning a Phase 2 clinical trial for AT2220 in Pompe disease. At the ACMG meeting in March clinical investigators presented results from an ex vivo response study in cells from patients with Pompe disease as well as three Phase 1 clinical trials of AT2220 in healthy volunteers. The ex vivo response study was designed to test the effect of AT2220 on various Pompe mutations. Blood and skin samples were collected from 30 Pompe patients (26 adults, 3 juveniles and 1 infant) with a variety of different mutations in acid alpha-glucosidase (GAA), the target enzyme in Pompe disease. Cells from these samples where then treated with AT2220. Of the 26 patients with available data, 24 had cells that showed a dose responsive increase in GAA levels including 22 patients who had at least 1 copy of the common splice site mutation IVS1-13T>G. Data from the Phase 1 trials in a total of 72 healthy volunteers showed that AT2220 was generally safe and well tolerated at all doses.
     Research: We also continue to research the applicability of our platform pharmacological chaperone technology to disease targets in neurodegenerative and metabolic disorders. In 2008, we expect to increase this discovery research activity and to allocate more of our research resources to this activity. As part of this effort, we continue to conduct preclinical studies in Parkinson’s disease, funded in part by a grant from the Michael J. Fox Foundation.
     We have generated significant losses to date and expect to continue to generate losses as we continue the clinical development of Amigal, Plicera and AT2220 and conduct research on other programs. From our inception in February 2002 through March 31, 2008, we have accumulated a deficit of $132.6 million. As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue as we conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years. Shire Pharmaceuticals Ireland Ltd. (Shire) will be responsible for a portion of the costs associated with the clinical development of Amigal, Plicera and AT2220 as discussed below. We may need to obtain additional funds to further develop our research and development programs and product candidates.
     In June 2007, we completed our initial public offering (IPO) of 5,000,000 shares of common stock at a public offering price of $15.00 per share. Net cash proceeds from the IPO were approximately $68.1 million after deducting underwriting discounts, commissions and offering expenses payable by us. In connection with the closing of the IPO, all of the Company’s shares of redeemable convertible preferred stock outstanding at the time of the offering were automatically converted into 16,112,721 shares of common stock.

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
     We received an initial, non-refundable license fee payment of $50 million from Shire. Joint development costs associated with clinical development and pursuing global approval of the three compounds will be shared on a 50/50 basis going forward. In addition, we are eligible to receive, for all three drug product candidates, aggregate potential milestone payments of up to $150 million if certain clinical and regulatory milestones are achieved for all three of the programs, and $240 million in sales-based milestones for all three of the programs. We will also be eligible to receive tiered double-digit royalties on net sales of the products which are marketed outside of the U.S.
Financial Operations Overview
Revenue
     In connection with our collaboration agreement with Shire, Shire paid us an initial, non-refundable license fee of $50 million and reimbursed us for certain research and development costs associated with our lead clinical development programs. For the quarter ended March 31, 2008, we recognized approximately $0.7 million of the license fee in Collaboration Revenue and $2.5 million of Research Revenue for reimbursed research and development costs. The license fee will be recognized as Collaboration Revenue over the 18 year performance obligation period. We have not generated any commercial sales revenue since our inception.
Research and Development Expenses
     We expect our research and development expense to increase as we continue to develop our product candidates and explore new uses for our pharmacological chaperone technology. Research and development expense consists of:
•	internal costs associated with our research and clinical development activities;

•	payments we make to third party contract research organizations, contract manufacturers, investigative sites, and consultants;

•	technology and intellectual property license costs;

•	manufacturing development costs;

•	personnel related expenses, including salaries, benefits, travel, and related costs for the personnel involved in drug discovery and development;

•	activities relating to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and

•	facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies.
     We have multiple research and development projects ongoing at any one time. We utilize our internal resources, employees and infrastructure across multiple projects. We record and maintain information regarding external, out-of-pocket research and development expenses on a project specific basis.
     We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through March 31, 2008, we have incurred research and development expense in the aggregate of $96.8 million.

     The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

			Period from
			February 4, 2002
	Three Months Ended		(inception) to
	March 31,		March 31,
Product Candidate	2007	2008	2008
Third party direct project expenses
Amigal (Fabry Disease — Phase II)	$591	$703	$21,733
Plicera (Gaucher Disease — Phase II)	2,027	486	16,594
AT2220 (Pompe Disease — Phase I)	938	485	8,673

Total third party direct project expenses	3,556	1,674	47,000

Other project costs (1)
Personnel costs	2,299	3,381	27,812
Other costs (2)	1,230	1,886	22,007

Total other project costs	3,529	5,267	49,819

Total research and development costs	$7,085	$6,941	$96,819

(1)	Other project costs are leveraged across multiple projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.
     The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from Amigal, Plicera, AT2220 or any of our other preclinical product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the conduct, duration and cost of clinical trials, which vary significantly over the life of a project as a result of differences arising during clinical development, including:
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
General and Administrative Expense
     General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services. We expect that our general and administrative expenses will increase as we add personnel and are subject to the reporting obligations applicable to public companies. From our inception in February 2002 through March 31, 2008, we spent $43.3 million on general and administrative expense.
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
     While there were no significant changes during the quarter ended March 31, 2008 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
     The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13 (SAB 104).
     In determining the accounting for collaboration agreements, the Company follows the provisions of Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance on whether an arrangement involves multiple revenue-generating deliverables that should be accounted for as a single unit of accounting or divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined (if not already contractually defined) for the entire arrangement. If the arrangement represents separate units of accounting according to the EITF separation criteria, a revenue recognition policy must be determined for each unit. Revenues for non-refundable upfront license fee payments will be recognized on a straight line basis as Collaboration Revenue over the period of the performance obligations.
     Reimbursements for research and development costs under collaboration agreements are recognized as revenue in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (EITF 99-19). The revenue associated with these reimbursable amounts is included in Research Revenue and the costs associated with these reimbursable amounts are included in research and development expenses. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has the risks and rewards as the principal in the research and development activities.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the fair value method, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Our financial statements as of and for the three months ended March 31, 2007 and 2008 reflect the impact of SFAS No. 123(R). We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period of the last separately vesting portion of each award. Expected volatility was calculated based on a blended weighted average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. The average expected life was determined using the SEC shortcut approach as described in Staff Accounting Bulletin, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.
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
Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share
     We calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share. We have determined that the Series A, B, C, and D redeemable convertible preferred stock represented participating securities in accordance with EITF 03-6, Participating Securities and the Two — Class Method under FASB Statement No. 128. However, because we operate at a loss, and losses are not allocated to the redeemable convertible preferred stock, the two class method does not affect our calculation of earnings per share. We had a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

     The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended
	March 31,
(In thousands, except per share amount)	2007	2008
Historical
Numerator:
Net loss	$(9,695)	$(7,731)
Accretion of redeemable convertible preferred stock	(41)	—

Net loss attributable to common stockholders	$(9,736)	$(7,731)

Denominator:
Weighted average common shares outstanding — basic and diluted	953,959	22,412,689

     Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 18.3 million and 24.9 million for the three months ended March 31, 2007 and 2008, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Results of Operations
     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Research and Development Expense. Research and development expense was $6.9 million for the three months ended March 31, 2008 representing a decrease of $0.2 million or 3% from $7.1 million for the three months ended March 31, 2007. The variance was primarily attributable to lower contract research costs due to the timing of studies, offset by higher personnel costs associated with headcount growth and an increase in consulting and lab supplies due to the continued progress of existing programs. We expect research and development expense to increase in the third and fourth quarters of 2008 as we move forward with clinical trials relating to our lead clinical development compounds and expand our discovery research activities.
     General and Administrative Expense. General and administrative expense was $5.2 million for the three months ended March 31, 2008, an increase of $2.3 million or 79% from $2.9 million from the three months ended March 31, 2007. The variance was primarily attributable to higher personnel costs associated with headcount growth and increased administrative costs associated with being a public company.
     Interest Income and Interest Expense. Interest income was $1.7 million for the three months ended March 31, 2008, compared to $0.7 million for the three months ended March 31, 2007. The increase of $1.0 million or 143% was due to higher cash balances as a result of the proceeds from the IPO in June 2007 and the receipt of the $50 million upfront licensing payment from Shire. Interest expense was $0.1 million for the three months ended March 31, 2008 and 2007.

Liquidity and Capital Resources
     Source of Liquidity
     As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007 and $50.0 million from the non-refundable license fee from the Shire collaboration agreement in November 2007. The following table summarizes our significant funding sources as of March 31, 2008:

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
     In addition, in conjunction with the Shire collaboration agreement, we received reimbursement of research and development expenditures from the date of the agreement (November 7, 2007) through March 31, 2008 of $6.7 million.
     As of March 31, 2008, we had cash, cash equivalents and marketable securities of $154.6 million. We hold our cash and investment balances in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.
     Also, we maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.
          Net Cash Used in Operating Activities
     Net cash used in operations was $10.7 million for the three months ended March 31, 2007 due to the net loss for the three months ended March 31, 2007 of $9.7 million and the change in operating assets and liabilities of $2.2 million, offset by non-cash charges for depreciation and amortization of $0.3 million and stock-based compensation expense of $0.7 million.
     Net cash used in operations for the three months ended March 31, 2008 was $7.2 million due to the net loss for the three months ended March 31, 2008 of $7.7 million and the change in operating assets and liabilities of $1.1 million, offset primarily by non-cash charges for depreciation and amortization of $0.3 million and stock-based compensation of $1.3 million.
          Net Cash Used in Investing Activities
     Net cash used in investing activities for the three months ended March 31, 2007 was $5.5 million and consisted of $26.8 million of purchases of marketable securities and $0.2 million for the acquisition of property and equipment offset by $21.6 million from the sale and redemption of marketable securities.

     Net cash used in investing activities for the three months ended March 31, 2008 was $18.7 million. Net cash used in investing activities reflects $49.3 million for the purchase of marketable securities and $0.2 million for the acquisition of property and equipment, partially offset by $30.8 million for the sale and redemption of marketable securities.
          Net Cash Provided by Financing Activities
     Net cash provided by financing activities for the three months ended March 31, 2007 was $23.9 million, consisting primarily of $24.0 million from issuance of preferred stock and $0.2 million proceeds from exercise of stock options offset by payments of equipment debt financing obligations of $0.3 million.
     Net cash used in financing activities for the three months ended March 31, 2008 was $0.1 million, consisting primarily of $0.4 million of payments of capital lease obligations offset by $0.3 million of proceeds from exercise of stock options.
     Funding Requirements
     We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that our general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs, and increased professional fees. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of products, the progress and results of our clinical trials, the duration and cost of discovery, preclinical development, laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and the costs of commercialization activities, including product marketing, sales and distribution.
     We believe that our existing cash and cash equivalents and short-term investments, together with the expected reimbursement of research and development expenses and research milestones from our collaboration with Shire, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least until 2011.
     We do not anticipate that we will generate revenue from commercial sales for at least the next several years, if at all. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years.
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
     Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For Amigal and AT2220, we will owe royalties only to Mt. Sinai School of Medicine (MSSM). We expect to pay royalties to all three licensors with respect to Plicera. To date, we have not made any royalty payments on sales of our products and believe we are several years away from selling any products that would require us to make any such royalty payments. Whether we will be obligated to make milestone or royalty payments in the future is subject to the success of our product development efforts and, accordingly, is inherently uncertain. In conjunction with the $50 million upfront payment from Shire in November 2007, we recorded an accrual of $2.7 million for our best estimate of royalties due to MSSM on the upfront payment.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2008, we had cash, cash equivalents and current and long-term investments in marketable securities of $154.6 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
ITEM 4T. CONTROLS AND PROCEDURES
     As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), with the participation of our management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     During the fiscal quarter covered by this report, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not a party to any material legal proceedings.
ITEM 1A. RISK FACTORS
     Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors included in Part I Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2007, as well as other information in this report, before deciding to invest in shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
     As of May 1, 2008, we had invested the $68.1 million in net proceeds from the offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through May 1, 2008, we have not used the net proceeds from the offering. We intend to use the proceeds for clinical development of our drug candidates, for research and development activities relating to additional preclinical programs and to fund working capital and other general corporate purposes, which may include the acquisition or licensing of complementary technologies, products or businesses.

Issuer Purchases of Equity Securities
     The following table sets forth purchases of our common stock for the three months ended March 31, 2008:

			(c) Total number of
		(b)	shares purchased as	(d) Maximum number of shares
	(a) Total number	Average	part of publicly	that may yet be
	of shares	Price Paid	announced plans or	purchased under the plans or
Period	purchased	per Share	programs	programs

January 1, 2008 - January 31, 2008	220	$10.34	—	7,275

February 1, 2008 - February 29, 2008	220	$10.50	—	7,055

March 1, 2008 - March 31, 2008	220	$9.91	—	6,835

Total	660		—

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Amended and Restated By-laws

10.1(3)	Amendment, dated as of February 5, 2008, to the Amended and Restated Employment Agreement, dated as of April 28, 2006 by and between the registrant and John F. Crowley

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (Commission File No. 333-141700)

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1 (Commission File No. 333-141700)

(3)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2008 (File No. 001-33497)

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date: May 13, 2008	By:	/s/ JOHN F. CROWLEY John F. Crowley
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2008	By:	/s/ JAMES E. DENTZER James E. Dentzer
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Amended and Restated By-laws

10.1(3)	Amendment, dated as of February 5, 2008, to the Amended and Restated Employment Agreement, dated as of April 28, 2006 by and between the registrant and John F. Crowley

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (Commission File No. 333-141700)

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1 (Commission File No. 333-141700)

(3)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2008 (File No. 001-33497)

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.