Form 10-Q
period 2008-06-30
AMICUS THERAPEUTICS INC
filed 2008-08-08
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33497
Amicus Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0869350

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
6 Cedar Brook Drive, Cranbury, NJ 08512
(Address of Principal Executive Offices and Zip Code)
Registrant’s Telephone Number, Including Area Code: (609) 662-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller-reporting company. See definition of “large accelerated filer,” accelerated filer” and “smaller-reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of July 31, 2008 was 22,549,465 shares.

AMICUS THERAPEUTICS, INC
Form 10-Q for the Quarterly Period Ended June 30, 2008

Page

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	4

Consolidated Balance Sheets as of December 31, 2007 and June 30, 2008	4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2008, and period February 4, 2002 (inception) to June 30, 2008	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2008, and period February 4, 2002 (inception) to June 30, 2008	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4T. Controls and Procedures	21

PART II. OTHER INFORMATION	21

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	24

SIGNATURES	25

INDEX TO EXHIBITS	26

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
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
You should read this quarterly report on Form 10-Q in conjunction with the documents that we reference herein. We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
 (Unaudited)
 (in thousands, except share and per share amounts)

	December 31,	June 30,
	2007	2008
Assets:
Current assets:
Cash and cash equivalents	$44,188	$12,315
Investments in marketable securities	117,339	132,635
Prepaid expenses and other current assets	1,513	1,671

Total current assets	163,040	146,621

Property and equipment, less accumulated depreciation and amortization of $2,793 and $3,421 at December 31, 2007 and June 30, 2008, respectively	3,790	4,195
Other non-current assets	267	267

Total Assets	$167,097	$151,083

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,465	$10,745
Current portion of deferred revenue	3,801	3,295
Current portion of capital lease obligations	1,527	1,258

Total current liabilities	15,793	15,298

Deferred revenue, less current portion	46,813	45,424
Capital lease obligations, less current portion	1,194	695

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,408,731 shares issued and outstanding at December 31, 2007, 50,000,000 shares authorized, 22,514,822 shares issued and outstanding at June 30, 2008	285	285
Additional paid-in capital	227,438	230,922
Accumulated other comprehensive income	408	318
Deficit accumulated during the development stage	(124,834)	(141,859)

Total stockholders’ equity	103,297	89,666

Total Liabilities and Stockholders’ Equity	$167,097	$151,083

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
 (Unaudited)
 (in thousands, except share and per share amounts)

					Period from
					February 4,
					2002
	Three Months Ended		Six Months Ended		(inception)
	June 30,		June 30,		to June 30,
	2007	2008	2007	2008	2008
Revenue:
Research revenue	$—	$3,113	$—	$5,579	$6,954
Collaboration revenue	—	694	—	1,389	1,797

Total revenue	—	$3,807	—	$6,968	$8,751

Operating Expenses:
Research and development	$6,783	$8,848	$13,867	$15,789	$105,667
General and administrative	3,189	5,118	6,040	10,305	48,374
Impairment of leasehold improvements	—	—	—	—	1,030
Depreciation and amortization	312	332	609	653	3,447
In-process research and development	—	—	—	—	418

Total operating expenses	10,284	14,298	20,516	26,747	158,936

Loss from operations	(10,284)	(10,491)	(20,516)	(19,779)	(150,185)
Other income (expenses):
Interest income	1,060	1,331	1,753	3,034	10,974
Interest expense	(86)	(59)	(179)	(129)	(1,559)
Change in fair value of warrant liability	(86)	—	(149)	—	(454)
Other expense	—	—	—	—	(1,180)

Loss before tax benefit	(9,396)	(9,219)	(19,091)	(16,874)	(142,404)
(Provision for)/benefit from income taxes	—	(75)	—	(150)	545

Net loss	(9,396)	(9,294)	(19,091)	(17,024)	(141,859)
Deemed dividend	—	—	—	—	(19,424)
Preferred stock accretion	(310)	—	(351)	—	(802)

Net loss attributable to common stockholders	$(9,706)	$(9,294)	$(19,442)	$(17,024)	$(162,085)

Net loss attributable to common stockholders per common share — basic and diluted	$(1.37)	$(0.41)	$(4.80)	$(0.76)

Weighted-average common shares outstanding — basic and diluted	7,083,748	22,467,198	4,051,709	22,439,893

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
 (Unaudited)
 (in thousands)

			Period from
			February 4, 2002
	Six Months Ended		(inception)
	June 30,		to June 30,
	2007	2008	2008
Operating activities
Net loss	$(19,091)	$(17,024)	$(141,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	609	653	3,447
Amortization of non-cash compensation	—	—	522
Stock-based compensation — employees	1,632	3,203	9,841
Stock-based compensation — non-employees	134	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	149	—	454
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Beneficial conversion feature related to bridge financing	—	—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,111)	(158)	(1,670)
Other non-current assets	—	—	(288)
Accounts payable and accrued expenses	(3,438)	280	10,743
Deferred revenue	—	(1,894)	48,720

Net cash used in operating activities	(21,116)	(14,940)	(65,909)
Investing activities
Sale and redemption of marketable securities	42,936	73,442	242,508
Purchases of marketable securities	(99,495)	(88,829)	(374,943)
Purchases of property and equipment	(412)	(1,059)	(8,670)

Net cash used in investing activities	(56,971)	(16,446)	(141,105)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	24,053	—	143,022
Proceeds from the issuance of common stock, net of issuance costs	68,146	—	68,093
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(652)	(768)	(3,634)
Proceeds from exercise of stock options	263	281	973
Proceeds from exercise of warrants (common and preferred)	98	—	264
Proceeds from capital asset financing arrangement	546	—	5,611

Net cash provided by/(used in) financing activities	92,454	(487)	219,329

Net increase/(decrease) in cash and cash equivalents	14,367	(31,873)	12,315
Cash and cash equivalents at beginning of period	12,127	44,188	—

Cash and cash equivalents at end of period	$26,494	$12,315	$12,315

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$179	$129	$1,265
Non-cash activities
Conversion of notes payable to preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$148,591	$—	$148,591
Accretion of redeemable convertible preferred stock	$351	$—	$802
Beneficial conversion feature related to the issuance of Series C redeemable convertible preferred stock	$—	$—	$19,424
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
In November 2007, the Company entered into a License and Collaboration Agreement with Shire Pharmaceuticals Ireland Ltd. (Shire). Under the agreement, the Company and Shire will jointly develop the Company’s three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal (migalastat hydrochloride), Plicera (isofagomine tartrate) and AT2220. For further information, see “— Note 7. Development and Commercialization Agreement with Shire.”
The Company has an accumulated deficit of approximately $141.9 million at June 30, 2008 and anticipates incurring losses through the year 2008 and beyond. The Company has not yet generated commercial sales revenues and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from our initial public offering (IPO), the upfront licensing payment from Shire and other financing arrangements. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2008.
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
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. For a complete description of the Company’s accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
During the three and six months ended June 30, 2008, the Company recorded an income tax provision of approximately $0.1 million and $0.2 million, respectively, for estimated minimum federal income taxes related to temporary differences in revenue recognition between U.S. GAAP and applicable federal tax law.
New Accounting Standards
In May 2008, the FASB issued FASB Staff Position (FSP) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of these instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. 14-1 is also to be applied retrospectively to all periods presented except if these instruments were not outstanding during any of the periods that are presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company does not expect this will have a significant impact on the financial statements of the Company.
In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (SFAS No. 161), which requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect this will have a significant impact on the financial statements of the Company.
Note 2. Investments in Marketable Securities
The Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), effective January 1, 2008. SFAS No. 157 is applicable for all financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 requires fair value measurements be classified and disclosed in one of the following three categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
Level 3 — Inputs that are unobservable for the asset or liability.

As of June 30, 2008, the Company held $132.6 million of available for sale investment securities consisting of marketable debt instruments of corporations, financial institutions and government agencies. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/ (loss) as a separate component of stockholders’ (deficiency) equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment charges have been recorded.
The Company’s investment portfolio has not been adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
The Company’s available for sale investment securities are classified within Level 1 or Level 2 of the fair value hierarchy. These investment securities are valued using quoted market prices, broker or dealer quotations or other observable inputs. The fair value measurements of the Company’s available for sale investment securities are identified in the following table (in thousands):

		Fair Value Measurements at
		Reporting Date using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Commercial paper	$83,740	$—	$83,740	$—
Asset-backed securities	24,018	—	24,018	—
U.S. government agency securities	14,006	—	14,006	—
Corporate debt securities	10,871	—	10,871	—
Money market fund	10,371	10,371	—	—

	$143,006	$10,371	$132,635	$—

Note 3. Stock-Based Compensation
During the three and six months ended June 30, 2008, the Company recorded compensation expense of approximately $1.9 million and $3.2 million, respectively. The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities. As of June 30, 2008, the total unrecognized compensation cost related to non-vested stock options granted was $13.0 million and is expected to be recognized over a weighted average period of 2.7 years.
The fair value of the options granted is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2007	2008	2008
Expected stock price volatility	78.2%	78.2%	78.0%	78.2%
Risk free interest rate	4.6%	4.6%	3.5%	2.9%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

A summary of option activities related to the Company’s stock options for the six months ended June 30, 2008 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in millions)

Balance at December 31, 2007	2,443.2	$8.08
Options granted	789.7	$10.22
Options exercised	(107.4)	$2.75
Options forfeited	(91.3)	$9.66

Balance at June 30, 2008	3,034.2	$8.77	8.2 years	$8.2

Vested and unvested expected to vest, June 30, 2008	2,824.8	$8.64	8.2 years	$8.0
Exercisable at June 30, 2008	1,048.4	$6.71	7.4 years	$4.8
Note 4. Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share
The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. The Company has determined that its series A, B, C, and D redeemable convertible preferred stock represented participating securities in accordance with EITF 03-6, Participating Securities and the Two—Class Method under FASB Statement No. 128. However, because the Company operates at a loss, and losses are not allocated to the redeemable convertible preferred stock, the two-class method does not affect the Company’s calculation of earnings per share. The Company has a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2007	2008	2007	2008
Statement of Operations
Net loss attributable to common stockholders	$(9,706)	$(9,294)	$(19,442)	$(17,024)
Net loss attributable to common stockholders per common share — basic and diluted	$(1.37)	$(0.41)	$(4.80)	$(0.76)
Note 5. Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net loss	$(9,396)	$(9,294)	$(19,091)	$(17,024)
Change in unrealized net gain on marketable securities	96	(431)	98	90

Comprehensive loss	$(9,300)	$(9,725)	$(18,993)	$(16,934)

Accumulated other comprehensive loss equals the unrealized net gains on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.

Note 6. Capital Structure
Common Stock
As of June 30, 2008, the Company was authorized to issue 50,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
Redeemable Convertible Preferred Stock
In March 2007, the Company issued 1,976,527 shares of its Series D redeemable convertible preferred stock for gross proceeds of $24.1 million. On June 5, 2007, all outstanding shares of the Company’s Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series C redeemable convertible preferred stock and Series D redeemable convertible preferred stock were automatically converted into shares of common stock at the closing of the Company’s IPO.
Note 7. Development and Commercialization Agreement with Shire
In November 2007, the Company entered into a License and Collaboration Agreement with Shire. Under the agreement, the Company and Shire will jointly develop the Company’s three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal, Plicera and AT2220. The Company granted Shire the rights to commercialize these products outside the U.S. The Company retains all rights to its other programs and to develop and commercialize Amigal, Plicera and AT2220 in the U.S.
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
During the three and six months ended June 30, 2008, the Company recorded $0.7 million and $1.4 million, respectively, in Collaboration Revenue. As of June 30, 2008, the Company recorded $2.8 million of current deferred revenue and $45.4 million of long-term deferred revenue related to the $50 million upfront payment.
During the three and six months ended June 30, 2008, the Company recorded $3.1 million and $5.6 million, respectively, in Research Revenue. As of June 30, 2008, the Company recorded $0.5 million of current portion of deferred revenue related to reimbursed research and development costs.

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
Amigal: In August, Amicus announced the successful completion of an End of Phase 2 meeting for Amigal with the U.S. Food and Drug Administration (FDA). The FDA indicated that the data from the completed Phase 2 clinical trials of Amigal support the start of Phase 3 development. In addition, the FDA indicated that Amigal meets the criteria to be considered for accelerated approval and that it was not opposed to the use of a surrogate primary endpoint pending further discussion and final agreement on a Phase 3 trial design. Along with our partner Shire Human Genetic Therapies, Inc. (Shire), we are engaged in ongoing discussions with FDA and the European Medicines Agency (EMEA) regarding plans for a global Phase 3 clinical development program for Amigal. We expect to complete these interactions in the second half of 2008, and subject to the outcome of the discussions, we plan to initiate Phase 3 development of Amigal in the first half of 2009. In parallel with the regulatory process, 23 of the original 26 patients who participated in the Phase 2 clinical trial of Amigal will continue to be treated with Amigal in the voluntary Phase 2 extension study to monitor long term safety and efficacy and evaluate additional doses and dose regimens. Data from this extension study are expected to be available by Q1 2009 prior to finalization of the Phase 3 protocol. In addition, we expect to conduct clinical pharmacology studies to support the Phase 3 program.
Plicera: We have amended the protocol for the ongoing 6-month Phase 2 clinical trial of Plicera in patients naive to ERT to include modified doses and dose regimens. We expect the results of this study to be available in 2009. We have modified the development plan for Plicera to include a study of the pharmacokinetics of Plicera in Gaucher patients rather than conducting a longer-term Phase 2 study in patients switching from ERT to Plicera as previously disclosed. The design of this study is in development and we expect to provide additional guidance by the end of 2008.
AT2220: In the second quarter of 2008, we initiated a Phase 2 clinical trial of AT2220 (1-deoxynojirimycin HCl). We are conducting the study in adult Pompe patients in clinical centers throughout North America and Europe. In addition, we are conducting preclinical animal studies to evaluate the effects of administering AT2220 in combination with enzyme replacement therapy. Based on these results, we will consider initiating a clinical trial of the AT2220-ERT combination treatment in Pompe patients in 2009.
Research: Amicus is accelerating its investment in research and development to assess the potential for using pharmacological chaperones to treat a broader range of human genetic diseases beyond lysosomal storage diseases. As part of this effort, Amicus continues to conduct preclinical studies in Parkinson’s disease, funded in part by a grant from the Michael J. Fox Foundation. In addition to the work in Parkinson’s, Amicus is investing in new research aimed at evaluating disease targets for other neurodegenerative and metabolic disorders.
Costs associated with the clinical development of Amigal, Plicera and AT2220 and research conducted on other programs has caused us to generate significant losses to date, which we expect to continue. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through June 30, 2008, we have accumulated a deficit of $141.9 million. As we have not yet generated commercial sales revenue from any of our product candidates, our operating losses will continue and are likely to be substantial over the next several years. Although Shire Pharmaceuticals Ireland Ltd. (Shire) will be responsible for a portion of the costs associated with the clinical development of Amigal, Plicera and AT2220 as discussed below, we may need to obtain additional funds to further develop our research and development programs and product candidates.

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
We received an initial, non-refundable license fee payment of $50 million from Shire. Joint development costs associated with clinical development and pursuing global approval of the three compounds will be shared on a 50/50 basis going forward. In addition, we are eligible to receive, for all three drug product candidates, aggregate potential milestone payments of up to $150 million if certain clinical and regulatory milestones are achieved and $240 million in sales-based milestones. We are also eligible to receive tiered double-digit royalties on net sales of these products when marketed outside of the U.S.
Financial Operations Overview
Revenue
In connection with our collaboration agreement with Shire, Shire paid us an initial, non-refundable license fee of $50 million and reimbursed us for certain research and development costs associated with our lead clinical development programs. For the three and six months ended June 30, 2008, we recognized approximately $0.7 million and $1.4 million, respectively, of the license fee in Collaboration Revenue and $3.1 million and $5.6 million, respectively, of Research Revenue for reimbursed research and development costs. The license fee will be recognized as Collaboration Revenue over the 18 year performance obligation period. We have not generated any commercial sales revenue since our inception.
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

We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through June 30, 2008, we have incurred research and development expense in the aggregate of $105.7 million.
The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

					Period from
					February 4, 2002
	Three Months Ended		Six Months Ended		(inception)
	June 30,		June 30,		to June 30,
Product Candidate	2007	2008	2007	2008	2008
Third party direct project expenses
Amigal (Fabry Disease — Phase 2)	$1,815	$1,547	$2,406	$2,250	$23,280
Plicera (Gaucher Disease — Phase 2)	543	539	2,570	1,025	17,133
AT2220 (Pompe Disease — Phase 2)	695	459	1,633	944	9,132

Total third party direct project expenses	3,053	2,545	6,609	4,219	49,545

Other project costs (1)
Personnel costs	2,301	3,588	4,600	6,969	31,400
Other costs (2)	1,429	2,715	2,658	4,601	24,722

Total other project costs	3,730	6,303	7,258	11,570	56,122

Total research and development costs	$6,783	$8,848	$13,867	$15,789	$105,667

(1)	Other project costs are leveraged across multiple projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from Amigal, Plicera, AT2220 or any of our other preclinical product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the conduct, duration and cost of clinical trials, which vary significantly over the life of a project as a result of differences arising during clinical development, including:
•	the number of clinical sites included in the trials;
•	the length of time required to enroll suitable patients;
•	the number of patients that ultimately participate in the trials; and
•	the results of our clinical trials; and

•	any mandate by the FDA or other regulatory authority to conduct clinical trials beyond those currently anticipated.
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

General and Administrative Expense
General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense, and accounting services. We expect that our general and administrative expenses will increase as we add personnel, in part to meet the reporting obligations applicable to public companies. From our inception in February 2002 through June 30, 2008, we spent $48.4 million on general and administrative expense.
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
While there were no significant changes during the quarter ended June 30, 2008 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.
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
Accrued Expenses
When we are required to estimate accrued expenses because we have not yet been invoiced or otherwise notified of actual cost, we identify services that have been performed on our behalf and estimate the level of service performed and the associated cost incurred. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. Examples of estimated accrued expenses include:
•	fees owed to contract research organizations in connection with preclinical and toxicology studies and clinical trials;
•	fees owed to investigative sites in connection with clinical trials;
•	fees owed to contract manufacturers in connection with the production of clinical trial materials;
•	fees owed for professional services, and
•	unpaid salaries, wages and benefits.
Stock-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the fair value method, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Our financial statements as of and for the three and six months ended June 30, 2007 and 2008 reflect the impact of SFAS No. 123(R). We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period of the last separately vesting portion of each award. Expected volatility was calculated based on a blended weighted average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. The average expected life was determined using the SEC shortcut approach as described in Staff Accounting Bulletin, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.
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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amount)	2007	2008	2007	2008
Historical
Numerator:
Net loss	$(9,396)	$(9,294)	$(19,091)	$(17,024)
Deemed dividend	—	—	—	—
Accretion of redeemable convertible preferred stock	(310)	—	(351)	—

Net loss attributable to common stockholders	$(9,706)	$(9,294)	$(19,442)	$(17,024)

Denominator:
Weighted average common shares outstanding — basic and diluted	7,083,748	22,467,198	4,051,709	22,439,893

Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 24.8 million and 25.6 million for the six months ended June 30, 2007 and 2008, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Research and Development Expense. Research and development expense was $8.8 million for the three months ended June 30, 2008 representing an increase of $2.0 million or 29% from $6.8 million for the three months ended June 30, 2007. The variance was primarily attributable to higher personnel costs associated with headcount growth and an increase in consulting and lab supplies due to the continued progress of existing programs. We expect research and development expense to increase in the third and fourth quarters of 2008 as we move forward with clinical trials relating to our lead clinical development compounds and expand our discovery research activities.
General and Administrative Expense. General and administrative expense was $5.1 million for the three months ended June 30, 2008, an increase of $1.9 million or 59% from $3.2 million from the three months ended June 30, 2007. The variance was primarily attributable to higher personnel costs associated with headcount growth and to a lesser extent, legal, insurance and other costs associated with being a public company.
Interest Income and Interest Expense. Interest income was $1.3 million for the three months ended June 30, 2008, compared to $1.1 million for the three months ended June 30, 2007. The increase of $0.2 million or 18% was due to higher cash balances as a result of the receipt of the $50 million upfront licensing payment from Shire, partially offset by lower interest rates. Interest expense was $0.1 million for the three months ended June 30, 2008 and 2007.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Research and Development Expense. Research and development expense was $15.8 million for the six months ended June 30, 2008 representing an increase of $1.9 million or 14% from $13.9 million for the six months ended June 30, 2007. The variance was primarily attributable to higher personnel costs associated with headcount growth and an increase in lab supplies due to the continued progress of existing programs, partially offset by lower contract manufacturing costs due to the timing of batch production. We expect research and development expense to increase in the third and fourth quarters of 2008 as we move forward with clinical trials relating to our lead clinical development compounds and expand our discovery research activities.

General and Administrative Expense. General and administrative expense was $10.3 million for the six months ended June 30, 2008, an increase of $4.3 million or 72% from $6.0 million from the six months ended June 30, 2007. The variance was primarily attributable to higher personnel costs associated with headcount growth, increased administrative costs associated with being a public company.
Interest Income and Interest Expense. Interest income was $3.0 million for the six months ended June 30, 2008, compared to $1.8 million for the six months ended June 30, 2007. The increase of $1.2 million or 67% was due to higher cash balances as a result of the receipt of the $50 million upfront licensing payment from Shire, partially offset by lower interest rates. Interest expense was $0.1 million for the six months ended June 30, 2008, compared to $0.2 million for the six months ended June 30, 2007. The decrease in interest expense is attributable to a decrease in capital lease borrowings.
Liquidity and Capital Resources
Source of Liquidity
As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since our inception in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007 and $50.0 million from the non-refundable license fee from the Shire collaboration agreement in November 2007. The following table summarizes our significant funding sources as of June 30, 2008:

			Approximate
Funding	Year	No. Shares	Amount(1)
			(in thousands)

Series A Redeemable Convertible Preferred Stock	2002	444,443	$2,500
Series B Redeemable Convertible Preferred Stock	2004, 2005, 2006, 2007	4,917,853	31,189
Series C Redeemable Convertible Preferred Stock	2005, 2006	5,820,020	54,999
Series D Redeemable Convertible Preferred Stock	2006, 2007	4,930,405	60,000
Common Stock	2007	5,000,000	75,000
Upfront License Fee from Shire	2007	—	50,000

		21,112,721	$273,688

(1)	Represents gross proceeds
In addition, in conjunction with the Shire collaboration agreement, we have received reimbursement of research and development expenditures from the date of the agreement (November 7, 2007) through June 30, 2008 of $7.5 million.
As of June 30, 2008, we had cash, cash equivalents and marketable securities of $145.0 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operating Activities
Net cash used in operations for the six months ended June 30, 2007 was $21.1 million and consisted of the net loss for the six months ended June 30, 2007 of $19.1 million and the change in operating assets and liabilities of $4.5 million offset by non-cash charges for depreciation and amortization of $0.6 million, stock-based compensation of $1.8 million and the change in fair value of warrant liability of $0.1 million.
Net cash used in operations for the six months ended June 30, 2008 was $14.9 million due to the net loss for the six months ended June 30, 2008 of $17.0 million and a reduction in deferred revenue of $1.9 million, partially offset by non-cash charges for depreciation and amortization of $0.7 million and stock-based compensation of $3.2 million.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2007 was $57.0 million. Net cash used in investing activities reflects $99.5 million for the purchase of marketable securities and $0.4 million for the acquisition of property and equipment, partially offset by $42.9 million for the sale and redemption of marketable securities.
Net cash used in investing activities for the six months ended June 30, 2008 was $16.4 million. Net cash used in investing activities reflects $88.8 million for the purchase of marketable securities and $1.1 million for the acquisition of property and equipment, partially offset by $73.4 million for the sale and redemption of marketable securities.
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
Net cash used in financing activities for the six months ended June 30, 2008 was $0.5 million, consisting primarily of $0.8 million of payments of capital lease obligations partially offset by $0.3 million of proceeds from exercise of stock options.
 Funding Requirements
We expect to incur losses from operations for the foreseeable future primarily due to increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials, and greater general and administrative expenses resulting from expanding our finance and administrative staff, adding infrastructure, and incurring additional costs related to being a public company. Our future capital requirements will depend on a number of factors, including:
•	the continued progress of our research and development of products,
•	the progress, results, duration and cost of discovery, preclinical development, laboratory testing and clinical trials for our product candidates,
•	the timing and outcome of regulatory review of our product candidates,
•	the number and development requirements of other product candidates that we pursue,
•	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights,
•	the availability of financing,
•	our success in developing markets for our product candidates,
•	the costs of commercialization activities, including product marketing sales and distribution,
•	the acquisition of licenses to new products or compounds, and
•	the status of competitive products.

We do not anticipate that we will generate revenue from commercial sales for at least the next several years, if at all. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. However, we believe that our existing cash and cash equivalents and short-term investments, together with the expected reimbursement of research and development expenses and research milestones from our collaboration with Shire, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least until 2011.
Financial Uncertainties Related to Potential Future Payments
Milestone Payments
We have acquired rights to develop and commercialize our product candidates through licenses granted by various parties. While our license agreements for Amigal and AT2220 do not contain milestone payment obligations, two of our agreements related to Plicera do require us to make such payments if certain specified pre-commercialization events occur.
The events that trigger these payments include:
•	completion of Phase 2 clinical trials;
•	commencement of Phase 3 clinical trials;
•	submission of an NDA to the FDA or foreign equivalents; and

•	receipt of marketing approval from the FDA or foreign equivalents.
Upon the satisfaction of these milestones and assuming successful development of Plicera, we may be obligated, under the agreements that we have in place, to make future milestone payments aggregating up to approximately $7.9 million. However, such potential milestone payments are subject to many uncertain variables that would cause such payments, if any, to vary in size.
Royalties
Under our license agreements, if we owe royalties on net sales for one of our products to more than one licensor, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For Amigal and AT2220, we will owe royalties only to Mt. Sinai School of Medicine (MSSM). We expect to pay royalties to all three licensors with respect to Plicera. To date, we have not made any royalty payments on sales of our products and believe we are several years away from selling any products that would require us to make any such royalty payments.
Whether we will be obligated to make milestone or royalty payments in the future is subject to the success of our product development efforts and, accordingly, is inherently uncertain. In conjunction with the $50 million upfront payment from Shire in November 2007, we recorded an accrual of $2.7 million for our best estimate of royalties due to MSSM on the upfront payment.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We do not use derivative financial instruments in our investment portfolio. We regularly invest excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased and sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is minimal. We do not have exposure to market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. Although we do not believe we have any material exposure to market risks associated with interest rates, we may experience reinvestment risk as fixed income securities mature and are reinvested in securities bearing lower interest rates.

The recent and precipitous decline in the market value of certain securities backed by residential mortgage loans has led to a large liquidity crisis affecting the broader U.S. housing market, the financial services industry and global financial markets. Investors holding many of these and related securities have experienced substantial decreases in asset valuations and uncertain secondary market liquidity. Furthermore, credit rating authorities have, in many cases, been slow to respond to the rapid changes in the underlying value of certain securities and pervasive market illiquidity, regarding these securities.
As a result, this “credit crisis” may have a potential impact on the determination of the fair value of financial instruments or possibly require impairments in the future should the value of certain investments suffer a decline in value which is determined to be other than temporary. We currently do not believe that any change in the market value of fixed income investments in our portfolio is material, nor does it warrant a determination that there was any other than temporary impairment.
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
ITEM 1A. RISK FACTORS
There have been no material changes with respect to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

We paid underwriting discounts totaling approximately $5.3 million and incurred additional costs of approximately $1.6 million in connection with the offering, for total expenses of approximately $6.9 million. After deducting underwriting discounts and offering expenses, the net offering proceeds to us were approximately $68.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
As of August 1, 2008, we had invested the $68.1 million in net proceeds from the offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through August 1, 2008, we have not used the net proceeds from the offering. We intend to use the proceeds for clinical development of our drug candidates, for research and development activities relating to additional preclinical programs and to fund working capital and other general corporate purposes, which may include the acquisition or licensing of complementary technologies, products or businesses.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our common stock for the three months ended June, 2008:

			(c) Total number of
			shares purchased as	(d) Maximum number of shares
	(a) Total number	(b) Average	part of publicly	that may yet be
	of shares	Price Paid	announced plans or	purchased under the plans or
Period	purchased	per Share	programs	programs

April 1, 2008 – April 30, 2008	220	$10.89	—	6,615

May 1, 2008 – May 31, 2008	220	$10.40	—	6,395

June 1, 2008 – June 30, 2008	220	$10.20	—	6,175

Total	660		—

Pursuant to a restricted stock award dated October 2, 2006 between Amicus Therapeutics and James E. Dentzer, Chief Financial Officer, Mr. Dentzer was granted 40,000 restricted shares, 25% of which vested on October 2, 2007. The remaining shares vest in a series of thirty-six successive equal monthly installments commencing on November 1, 2007 and ending on November 1, 2010, subject generally to Mr. Dentzer’s continued employment with the Company. In order to comply with the minimum statutory federal tax withholding rate of 25% plus 1.45% for Medicare, Mr. Dentzer surrenders to us a portion of his vested shares on each vesting date, representing 26.45% of the total value of the shares then vested.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s Annual Meeting of Stockholders was held on Tuesday, June 10, 2008.

(b)	The results of votes of security holders for the election of Class I directors are as follows;

Election of Directors	For	Withheld
Alexander E. Barkas, Ph.D.	19,949,047	266,584
Stephen Bloch, M.D.	19,949,047	266,584
P. Sherrill Neff	19,750,330	298,713
John F. Crowley, Donald J. Hayden, Michael G. Raab, Glenn P. Sblendorio, James N. Topper, M.D., Ph.D. and Gregory M. Weinhoff, M.D. continued as directors after the annual meeting.
(c)	The results of votes of security holders for the approval of the Amicus Therapeutics, Inc. Amended and Restated 2007 Equity Incentive Plan are as follows:

For	Against	Abstain	Broker Non-Votes
16,497,285	1,771,352	253,521	1,532,885
The results of votes of security holders for the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm are as follows:

For	Against	Abstain	Broker Non-Votes
19,778,669	8,979	261,396	—
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-laws

10.1 (3)	Amicus Therapeutics, Inc. 2007 Amended and Restated Equity Incentive Plan

10.2 (3)	Letter Agreement dated June 10, 2008 with Dr. David Lockhart

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

(3)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed June 10, 2008

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.
Date: August 7, 2008	By:	/s/ JOHN F. CROWLEY
John F. Crowley
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2008	By:	/s/ JAMES E. DENTZER
James E. Dentzer
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-laws

10.1 (3)	Amicus Therapeutics, Inc. 2007 Amended and Restated Equity Incentive Plan

10.2 (3)	Letter Agreement dated June 10, 2008 with Dr. David Lockhart

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

(3)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed June 10, 2008

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.