Form 10-Q
period 2008-09-30
AMICUS THERAPEUTICS INC
filed 2008-11-04
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of October 27, 2008 was 22,575,392 shares.

AMICUS THERAPEUTICS, INC
Form 10-Q for the Quarterly Period Ended September 30, 2008

Page
PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	4

Consolidated Balance Sheets as of December 31, 2007 and September 30, 2008	4

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2008, and period February 4, 2002 (inception) to September 30, 2008	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2008, and period February 4, 2002 (inception) to September 30, 2008	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4T. Controls and Procedures	22

PART II. OTHER INFORMATION	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	25

SIGNATURES	26

INDEX TO EXHIBITS	27

Exhibit 10.1
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
The forward-looking statements in this quarterly report on Form 10-Q include, among other things, statements about:
•	our plans to develop, seek regulatory approval for and commercialize Amigal, Plicera and AT2220;
•	our ongoing and planned discovery programs, preclinical studies and clinical trials;
•	our ability to enter into selective collaboration arrangements;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our ability to quickly and efficiently identify and develop product candidates;
•	the extent to which our scientific approach may potentially address a broad range of diseases across multiple therapeutic areas;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•	our belief about our ability to fund our operating expenses; and
•	our eligibility to receive milestone payments under our collaboration agreement with Shire Pharmaceuticals Ireland Ltd.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	December 31,	September 30,
	2007	2008
Assets:
Current assets:
Cash and cash equivalents	$44,188	$19,855
Investments in marketable securities	117,339	116,400
Prepaid expenses and other current assets	1,513	1,990

Total current assets	163,040	138,245

Property and equipment, less accumulated depreciation and amortization of $2,793 and $3,804 at December 31, 2007 and September 30, 2008, respectively	3,790	4,416
Other non-current assets	267	504

Total Assets	$167,097	$143,165

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,465	$9,804
Current portion of deferred revenue	3,801	4,043
Current portion of capital lease obligations	1,527	1,090

Total current liabilities	15,793	14,937

Deferred revenue, less current portion	46,813	44,730
Capital lease obligations, less current portion	1,194	483

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,408,731 shares issued and outstanding at December 31, 2007, 50,000,000 shares authorized, 22,573,849 shares issued and outstanding at September 30, 2008	285	285
Additional paid-in capital	227,438	232,701
Accumulated other comprehensive income	408	68
Deficit accumulated during the development stage	(124,834)	(150,039)

Total stockholders’ equity	103,297	83,015

Total Liabilities and Stockholders’ Equity	$167,097	$143,165

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

					Period from
					February 4, 2002
	Three Months		Nine Months		(inception) to
	Ended September 30,		Ended September 30,		September 30,
	2007	2008	2007	2008	2008
Revenue:
Research revenue	$—	$2,959	$—	$8,539	$9,913
Collaboration revenue	—	694	—	2,083	2,491

Total revenue	—	$3,653	—	$10,622	$12,404

Operating Expenses:
Research and development	$7,537	$8,200	$21,404	$23,989	$113,867
General and administrative	3,954	4,371	9,994	14,676	52,745
Impairment of leasehold improvements	—	—	—	—	1,030
Depreciation and amortization	315	382	924	1,036	3,829
In-process research and development	—	—	—	—	418

Total operating expenses	11,806	12,953	32,322	39,701	171,889

Loss from operations	(11,806)	(9,300)	(32,322)	(29,079)	(159,485)
Other income (expenses):
Interest income	1,593	1,019	3,346	4,053	11,993
Interest expense	(90)	(49)	(269)	(179)	(1,608)
Change in fair value of warrant liability	—	—	(149)	—	(454)
Other expense	—	—	—	—	(1,180)

Loss before tax benefit	(10,303)	(8,330)	(29,394)	(25,205)	(150,734)
Benefit from income taxes	—	150	—	—	695

Net loss	(10,303)	(8,180)	(29,394)	(25,205)	(150,039)
Deemed dividend	—	—	—	—	(19,424)
Preferred stock accretion	—	—	(351)	—	(802)

Net loss attributable to common stockholders	$(10,303)	$(8,180)	$(29,745)	$(25,205)	$(170,265)

Net loss attributable to common stockholders per common share — basic and diluted	$(0.46)	$(0.36)	$(2.92)	$(1.12)

Weighted-average common shares outstanding — basic and diluted	22,291,832	22,517,431	10,177,449	22,465,981

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Nine Months		(inception) to
	Ended September 30,		September 30,
	2007	2008	2008
Operating activities
Net loss	$(29,394)	$(25,205)	$(150,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	924	1,036	3,828
Amortization of non-cash compensation	—	—	522
Stock-based compensation — employees	2,712	4,819	11,457
Stock-based compensation — non-employees	162	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	149	—	454
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Beneficial conversion feature related to bridge financing	—	—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(924)	(477)	(1,990)
Other non-current assets	—	(236)	(525)
Accounts payable and accrued expenses	(849)	(661)	9,804
Deferred revenue	—	(1,841)	48,773

Net cash used in operating activities	(27,220)	(22,565)	(73,535)
Investing activities
Sale and redemption of marketable securities	70,404	125,925	294,991
Purchases of marketable securities	(127,101)	(125,326)	(411,440)
Purchases of property and equipment	(479)	(1,663)	(9,274)

Net cash used in investing activities	(57,176)	(1,064)	(125,723)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	24,053	—	143,022
Proceeds from the issuance of common stock, net of issuance costs	68,146	—	68,093
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(1,016)	(1,148)	(4,013)
Proceeds from exercise of stock options	375	444	1,136
Proceeds from exercise of warrants (common and preferred)	98	—	264
Proceeds from capital asset financing arrangement	546	—	5,611

Net cash provided by/(used in) financing activities	92,202	(704)	219,113

Net increase/(decrease) in cash and cash equivalents	7,806	(24,333)	19,855
Cash and cash equivalents at beginning of period	12,127	44,188	—

Cash and cash equivalents at end of period	$19,933	$19,855	$19,855

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$268	$179	$1,315
Non-cash activities
Conversion of notes payable to preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$148,591	$—	$148,591
Accretion of redeemable convertible preferred stock	$351	$—	$802
Beneficial conversion feature related to the issuance of Series C redeemable convertible preferred stock	$—	$—	$19,424
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
The Company has an accumulated deficit of approximately $150.0 million at September 30, 2008 and anticipates incurring losses through the year 2008 and beyond. The Company has not yet generated commercial sales revenues and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from our initial public offering (IPO), the upfront licensing payment from Shire and other financing arrangements. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2008.
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
New Accounting Standards
In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect this will have a significant impact on the financial statements of the Company.
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

As of September 30, 2008, the Company held $116.4 million of available for sale investment securities and in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/ (loss) as a separate component of stockholders’ (deficiency) equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment charges have been recorded.
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
Consistent with the Company’s investment policy, the Company does not use derivative financial instruments in its investment portfolio. The Company regularly invests excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is minimal.
The Company’s investment portfolio has not been adversely materially impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
The Company’s available for sale investment securities are classified within Level 1 or Level 2 of the fair value hierarchy. These investment securities are valued using quoted market prices, broker or dealer quotations or other observable inputs. The fair value measurements of the Company’s available for sale investment securities are identified in the following table (in thousands):

		Fair Value Measurements at
		Reporting Date using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Commercial paper	$61,318	$—	$61,318	$—
Asset-backed securities	8,092	—	8,092	—
U.S. government agency securities	40,685	—	40,685	—
Corporate debt securities	6,305	—	6,305	—
Money market fund (cash equivalents)	17,146	17,146	—	—

	$133,546	$17,146	$116,400	$—

Note 3. Stock-Based Compensation
During the three and nine months ended September 30, 2008, the Company recorded compensation expense of approximately $1.6 million and $4.8 million, respectively. The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities. As of September 30, 2008, the total unrecognized compensation cost related to non-vested stock options granted was $12.6 million and is expected to be recognized over a weighted average period of 2.6 years.
The fair value of the options granted is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2007	2008	2008
Expected stock price volatility	78.9%	78.2%	78.0%	78.2%
Risk free interest rate	4.7%	4.6%	3.6%	3.0%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00
A summary of option activities related to the Company’s stock options for the nine months ended September 30, 2008 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in millions)

Balance at December 31, 2007	2,443.2	$8.08
Options granted	916.0	$10.54
Options exercised	(163.6)	$2.85
Options forfeited	(100.0)	$9.64

Balance at September 30, 2008	3,095.6	$9.02	8.1 years	$19.0

Vested and unvested expected to vest, September 30, 2008	2,899.8	$8.92	8.0 years	$17.7
Exercisable at September 30, 2008	1,152.0	$7.00	7.2 years	$9.4

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2007	2008	2007	2008
Statement of Operations
Net loss attributable to common stockholders	$(10,303)	$(8,180)	$(29,745)	$(25,205)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.46)	$(0.36)	$(2.92)	$(1.12)
Note 5. Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Net loss	$(10,303)	$(8,180)	$(29,394)	$(25,205)
Change in unrealized net gain/(loss) on marketable securities	107	(250)	205	(340)

Comprehensive loss	$(10,196)	$(8,430)	$(29,189)	$(25,545)

Accumulated other comprehensive loss equals the unrealized net gains and losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.
Note 6. Capital Structure
Common Stock
As of September 30, 2008, the Company was authorized to issue 50,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
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
During the three and nine months ended September 30, 2008, the Company recorded $0.7 million and $2.1 million, respectively, in Collaboration Revenue. As of September 30, 2008, the Company recorded $2.8 million of current deferred revenue and $44.7 million of long-term deferred revenue related to the $50 million upfront payment.
During the three and nine months ended September 30, 2008, the Company recorded $3.0 million and $8.5 million, respectively, in Research Revenue. As of September 30, 2008, the Company recorded $1.2 million of current portion of deferred revenue related to reimbursed research and development costs.
Note 8. Subsequent Event
On October 31, 2008, the Company amended and restated its license agreement with Mount Sinai School of Medicine (MSSM). The amended and restated agreement consolidated previous amendments into a single agreement, clarified the portion of royalties and milestone payments the Company receives from Shire that are payable to MSSM, and provided the Company with the sole right to control the prosecution of patent rights described in the amended and restated license agreement. Under the terms of the amended and restated license agreement, the Company agreed to pay MSSM $2.6 million in connection with the $50 million upfront payment that the Company received in November 2007, which was already accrued for at year-end 2007, and an additional $2.6 million for the sole right to and control over the prosecution of patent rights.
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
Amigal: As previously disclosed, Amicus completed an End of Phase 2 meeting for Amigal with the U.S. Food and Drug Administration (FDA). Along with our partner Shire Human Genetic Therapies, Inc. (Shire), we are engaged in ongoing discussions with FDA and the European Medicines Agency (EMEA) regarding plans for a global Phase 3 clinical development program for Amigal. We expect to complete these interactions and initiate Phase 3 development of Amigal in the first half of 2009. In parallel with the regulatory process, 23 of the original 26 patients who participated in the Phase 2 clinical trial of Amigal continue to be treated with Amigal in the voluntary Phase 2 extension study to monitor long term safety and efficacy and evaluate additional doses and dose regimens. Data from this extension study are expected to be available in Q1 2009 prior to finalization of the Phase 3 protocol. In addition, we expect to conduct clinical pharmacology studies to support the Phase 3 program.
Plicera: We are continuing the protocol for the ongoing 6-month Phase 2 clinical trial of Plicera in patients naive to ERT and we expect the results of this study to be available in 2009. In addition, we expect to initiate a pharmacokinetics study in Gaucher patients and expect the results to be available in the first half of 2009.
AT2220: We are continuing the protocol for the ongoing Phase 2 clinical trial of AT2220 (1-deoxynojirimycin HCl) in adult Pompe patients. In addition, we are conducting preclinical animal studies to evaluate the effects of administering AT2220 in combination with enzyme replacement therapy. Based on these results, we will consider initiating a clinical trial of the AT2220-ERT combination treatment in Pompe patients in 2009.
Research: Amicus continues to invest in research and development to assess the potential for using pharmacological chaperones to treat a broader range of human genetic diseases beyond lysosomal storage diseases. As part of this effort, Amicus continues to conduct preclinical studies in Parkinson’s disease and is investing in new research aimed at evaluating disease targets for other neurodegenerative and genetically-based metabolic disorders. In September 2008, the Company entered into a lease for laboratory space for a small scale research facility in San Diego, CA. The facility will be used to support ongoing research into new applications of the Company’s platform technology.
Costs associated with the clinical development of Amigal, Plicera and AT2220 and research conducted on other programs have caused us to generate significant losses to date, which we expect to continue. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through September 30, 2008, we have accumulated a deficit of $150.0 million. As we have not yet generated commercial sales revenue from any of our product candidates, our operating losses will continue and are likely to be substantial over the next several years. Although Shire will be responsible for a portion of the costs associated with the clinical development of Amigal, Plicera and AT2220 as discussed below, we may need to obtain additional funds to further develop our research and development programs and product candidates.
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

Financial Operations Overview
Revenue
In connection with our collaboration agreement with Shire, Shire paid us an initial, non-refundable license fee of $50 million and reimbursed us for certain research and development costs associated with our lead clinical development programs. For the three and nine months ended September 30, 2008, we recognized approximately $0.7 million and $2.1 million, respectively, of the license fee in Collaboration Revenue and $3.0 million and $8.5 million, respectively, of Research Revenue for reimbursed research and development costs. The license fee will be recognized as Collaboration Revenue over the 18 year performance obligation period. We have not generated any commercial sales revenue since our inception.
Research and Development Expenses
We expect our research and development expense to increase as we continue to develop our product candidates and explore new uses for our pharmacological chaperone technology. Research and development expense consists of:
•	internal costs associated with our research and clinical development activities;
•	payments we make to third party contract research organizations, contract manufacturers, investigative sites, and consultants;
•	technology license costs;
•	manufacturing development costs;
•	personnel related expenses, including salaries, benefits, travel, and related costs for the personnel involved in drug discovery and development;
•	activities relating to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies.
We have multiple research and development projects ongoing at any one time. We utilize our internal resources, employees and infrastructure across multiple projects. We record and maintain information regarding external, out-of-pocket research and development expenses on a project specific basis.
We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through September 30, 2008, we have incurred research and development expense in the aggregate of $113.9 million.

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

					Period from
					February 4, 2002
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
Product Candidate	2007	2008	2007	2008	2008
Third party direct project expenses
Amigal (Fabry Disease — Phase 2)	$1,667	$906	$4,073	$3,156	$24,186
Plicera (Gaucher Disease — Phase 2)	978	547	3,548	1,572	17,680
AT2220 (Pompe Disease — Phase 2)	932	764	2,565	1,708	9,896

Total third party direct project expenses	3,577	2,217	10,186	6,436	51,762

Other project costs (1)
Personnel costs	2,409	3,454	7,009	10,423	34,854
Other costs (2)	1,551	2,529	4,209	7,130	27,251

Total other project costs	3,960	5,983	11,218	17,553	62,105

Total research and development costs	$7,537	$8,200	$21,404	$23,989	$113,867

(1)	Other project costs are leveraged across multiple projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. As a result, we are not able to reasonably estimate the period, if any, in which material net cash inflows may commence from our product candidates, Amigal, Plicera, AT2220 or any of our other preclinical product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the conduct, duration and cost of clinical trials, which vary significantly over the life of a project as a result of evolving events during clinical development, including:
•	the number of clinical sites included in the trials;
•	the length of time required to enroll suitable patients;
•	the number of patients that ultimately participate in the trials; and
•	the results of our clinical trials; and
•	any mandate by the FDA or other regulatory authority to conduct clinical trials beyond those currently anticipated.
Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of the foregoing variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development, regulatory approval and commercialization of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those which we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Drug development may take several years and millions of dollars in development costs.
General and Administrative Expense
General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense, and accounting services. We expect that our general and administrative expenses will increase as we add personnel, in part to meet the reporting obligations applicable to public companies. From our inception in February 2002 through September 30, 2008, we spent $52.7 million on general and administrative expense.

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
While there were no significant changes during the quarter ended September 30, 2008 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.
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
Stock-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the fair value method, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Our financial statements as of and for the three and nine months ended September 30, 2007 and 2008 reflect the impact of SFAS No. 123(R). We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period of the last separately vesting portion of each award. Expected volatility was calculated based on a blended weighted average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. The average expected life was determined using the SEC shortcut approach as described in Staff Accounting Bulletin, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.
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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amount)	2007	2008	2007	2008
Historical
Numerator:
Net loss	$(10,303)	$(8,180)	$(29,394)	$(25,205)
Deemed dividend	—	—	—	—
Accretion of redeemable convertible preferred stock	—	—	(351)	—

Net loss attributable to common stockholders	$(10,303)	$(8,180)	$(29,745)	$(25,205)

Denominator:
Weighted average common shares outstanding — basic and diluted	22,291,832	22,517,431	10,177,449	22,465,981

Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 24.8 million and 25.7 million for the nine months ended September 30, 2007 and 2008, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Research and Development Expense. Research and development expense was $8.2 million for the three months ended September 30, 2008 representing an increase of $0.7 million or 9% from $7.5 million for the three months ended September 30, 2007. The variance was primarily attributable to higher personnel costs associated with headcount growth and an increase in consulting and lab supplies due to the continued progress of existing programs, partially offset by decreases in contract research and manufacturing costs due to the timing of batch production. We expect research and development expense to increase in the fourth quarter of 2008 as we move forward with clinical trials relating to our lead clinical development compounds and expand our discovery research activities.
General and Administrative Expense. General and administrative expense was $4.4 million for the three months ended September 30, 2008, an increase of $0.4 million or 10% from $4.0 million from the three months ended September 30, 2007. The variance was primarily attributable to higher personnel costs associated with headcount growth, partially offset by a decrease in third party legal fees.
Interest Income and Interest Expense. Interest income was $1.0 million for the three months ended September 30, 2008, compared to $1.6 million for the three months ended September 30, 2007. The decrease of $0.6 million or 38% was due to overall lower average interest rates. Interest expense was $0.1 million for the three months ended September 30, 2008 and 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Research and Development Expense. Research and development expense was $24.0 million for the nine months ended September 30, 2008 representing an increase of $2.6 million or 12% from $21.4 million for the nine months ended September 30, 2007. The variance was primarily attributable to higher personnel costs associated with headcount growth and an increase in lab supplies due to the continued progress of existing programs, partially offset by lower contract manufacturing costs due to the timing of batch production. We expect research and development expense to increase in the fourth quarter of 2008 as we move forward with clinical trials relating to our lead clinical development compounds and expand our discovery research activities.

General and Administrative Expense. General and administrative expense was $14.7 million for the nine months ended September 30, 2008, an increase of $4.7 million or 47% from $10.0 million from the nine months ended September 30, 2007. The variance was primarily attributable to higher personnel costs associated with headcount growth and increased administrative costs associated with being a public company.
Interest Income and Interest Expense. Interest income was $4.1 million for the nine months ended September 30, 2008, compared to $3.3 million for the nine months ended September 30, 2007. The increase of $0.8 million or 24% was due to higher cash balances as a result of the receipt of the $50 million upfront licensing payment from Shire, partially offset by lower interest rates. Interest expense was $0.2 million for the nine months ended September 30, 2008, compared to $0.3 million for the nine months ended September 30, 2007. The decrease in interest expense is attributable to a decrease in capital lease borrowings.
Liquidity and Capital Resources
Source of Liquidity
As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since our inception in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007 and $50.0 million from the non-refundable license fee from the Shire collaboration agreement in November 2007. The following table summarizes our significant funding sources as of September 30, 2008:

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
In addition, in conjunction with the Shire collaboration agreement, we have received reimbursement of research and development expenditures from the date of the agreement (November 7, 2007) through September 30, 2008 of $11.2 million.
As of September 30, 2008, we had cash, cash equivalents and marketable securities of $136.3 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.

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
Net cash used in operations for the nine months ended September 30, 2008 was $22.6 million due to the net loss for the nine months ended September 30, 2008 of $25.2 million, a reduction in deferred revenue of $1.8 million and the change in other operating assets and liabilities of $1.4 million, partially offset by non-cash charges for depreciation and amortization of $1.0 million and stock-based compensation of $4.8 million.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2007 was $57.2 million. Net cash used in investing activities reflects $127.1 million for the purchase of marketable securities and $0.5 million for the acquisition of property and equipment, partially offset by $70.4 million for the sale and redemption of marketable securities.
Net cash used in investing activities for the nine months ended September 30, 2008 was $1.1 million. Net cash used in investing activities reflects $125.3 million for the purchase of marketable securities and $1.7 million for the acquisition of property and equipment, partially offset by $125.9 million for the sale and redemption of marketable securities.
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
Net cash used in financing activities for the nine months ended September 30, 2008 was $0.7 million, consisting primarily of $1.1 million of payments of capital lease obligations partially offset by $0.4 million of proceeds from exercise of stock options.
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
On October 31, 2008, the Company amended and restated its license agreement with MSSM. The amended and restated agreement consolidated previous amendments into a single agreement, clarified the portion of royalties and milestone payments the Company receives from Shire that are payable to MSSM, and provided the Company with the sole right to control the prosecution of patent rights described in the amended and restated license agreement. Under the terms of the amended and restated license agreement, the Company agreed to pay MSSM $2.6 million in connection with the $50 million upfront payment that the Company received in November 2007, which was already accrued for at year-end 2007, and an additional $2.6 million for the sole right to and control over the prosecution of patent rights.
Whether we will be obligated to make other milestone or royalty payments in the future is subject to the success of our product development efforts and, accordingly, is inherently uncertain.

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
Consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. We regularly invest excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased and sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is minimal. We currently do not believe that any change in the market value of fixed income investments in our portfolio is material, nor does it warrant a determination that there was any other than temporary impairment.
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
As of October 31, 2008, we had invested the $68.1 million in net proceeds from the offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through October 31, 2008, we have not used the net proceeds from the offering. We intend to use the proceeds for clinical development of our drug candidates, for research and development activities relating to additional preclinical programs and to fund working capital and other general corporate purposes, which may include the acquisition or licensing of complementary technologies, products or businesses.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our common stock for the three months ended September 30, 2008:

			(c) Total number of
			shares purchased as	(d) Maximum number of shares
	(a) Total number	(b) Average	part of publicly	that may yet be
	of shares	Price Paid	announced plans or	purchased under the plans or
Period	purchased	per Share	programs	programs

July 1, 2008 – July 31, 2008	220	$10.81	—	5,955

August 1, 2008 – August 31, 2008	220	$15.61	—	5,735

September 1, 2008 – September 30, 2008	220	$13.86	—	5,515

Total	660		—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
On October 31, 2008, the Company amended and restated its license agreement with Mount Sinai School of Medicine (MSSM). The amended and restated agreement consolidated previous amendments into a single agreement, clarified the portion of royalties and milestone payments the Company receives from Shire that are payable to MSSM, and provided the Company with the sole right to control the prosecution of patent rights described in the amended and restated license agreement. Under the terms of the amended and restated license agreement, the Company agreed to pay MSSM $2.6 million in connection with the $50 million upfront payment that the Company received in November 2007, which was already accrued for at year-end 2007, and an additional $2.6 million for the sole right to and control over the prosecution of patent rights.

ITEM 6. EXHIBITS

Exhibit
Number		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Amended and Restated By-laws

10.1		Lease Agreement dated as of September 11, 2008 by and between the Registrant and A/G Touchstone, TP, LLC

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date: November 3, 2008	By:	/s/ JOHN F. CROWLEY John F. Crowley
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2008	By:	/s/ JAMES E. DENTZER James E. Dentzer
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Amended and Restated By-laws

10.1		Lease Agreement dated as of September 11, 2008 by and between the Registrant and A/G Touchstone, TP, LLC

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.