Form 10-K
period 2008-12-31
AMICUS THERAPEUTICS INC
filed 2009-02-06
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the 6,307,947 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the NASDAQ, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $67,368,874. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of January 29, 2009, there were 22,642,716 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders which is to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The forward-looking statements in this annual report on Form 10-K include, among other things, statements about:
•	our plans to develop, seek regulatory approval for and commercialize Amigal, Plicera and AT2220;

•	our ongoing and planned discovery programs, preclinical studies and clinical trials;

•	our ability to enter into selective collaboration arrangements;

•	the timing of and our ability to obtain agreement with the regulatory agencies on the design of our Phase 3 program for Amigal;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our ability to quickly and efficiently identify and develop product candidates;

•	the extent to which our scientific approach may potentially address a broad range of diseases across multiple therapeutic areas;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position;

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our belief about our ability to fund our operating expenses; and

•	our eligibility to receive milestone payments under our collaboration agreement with Shire Pharmaceuticals Ireland Ltd.
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

PART I
Item 1. BUSINESS.
Overview
We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of a new class of orally-administered, small molecule drugs, known as pharmacological chaperones, for the treatment of a range of human genetic diseases. Our lead product candidates in development are Amigal (migalastat hydrochloride) for Fabry disease, Plicera (isofagomine tartrate) for Gaucher disease and AT2220 (1-deoxynojirimycin HCl) for Pompe disease. We completed our Phase 2 clinical trials of Amigal and are currently conducting Phase 2 clinical trials of Plicera and AT2220. Although Fabry, Gaucher and Pompe are relatively rare diseases, they represent substantial commercial markets due to the severity of the symptoms and the chronic nature of the diseases. The worldwide net product sales for the five currently approved therapeutics to treat Fabry, Gaucher and Pompe disease were approximately $2.2 billion in 2008, as publicly reported by the companies that market these therapeutics.
Our goal is to become a leading biopharmaceutical company focused on the discovery, development and commercialization of pharmacological chaperone therapies for the treatment of a wide range of human diseases. Our initial clinical efforts are currently focused on developing pharmacological chaperones for the treatment of lysosomal storage disorders, which are chronic genetic diseases, such as Fabry, Gaucher and Pompe that frequently result in severe symptoms. We also believe our technology may be broadly applicable to other diseases for which protein stabilization and improved folding may be beneficial, including certain neurodegenerative and genetically-based metabolic disorders.
Fabry, Gaucher and Pompe are among certain human diseases which result from mutations in specific genes that, in many cases, lead to the production of proteins with reduced stability. Proteins with such mutations may not fold into their correct three-dimensional shape and are generally referred to as misfolded proteins. Misfolded proteins are often recognized by cells as having defects and, as a result, may be eliminated prior to reaching their intended location in the cell. The reduced biological activity of these proteins leads to impaired cellular function and ultimately to disease.
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
The current standard of treatment for Fabry, Gaucher and Pompe is enzyme replacement therapy (ERT). This therapy compensates for the reduced level of activity of specialized proteins called enzymes through regular infusions of recombinant enzyme. Instead of adding enzymes from an external source by intravenous infusion, our approach uses small molecule, orally-administered pharmacological chaperones to restore the function of the enzyme that is already made by the patient’s own body. We believe our product candidates may have advantages relative to ERT relating to bio-distribution and ease of use, potentially improving treatment of these diseases.
In order to further the development of our pharmacological chaperone therapies and share the costs of such development, in November 2007, we entered into a strategic collaboration with Shire Pharmaceuticals Ireland Ltd. (Shire), a subsidiary of Shire plc, to jointly develop our three lead pharmacological chaperone compounds for lysosomal storage disorders. Shire will receive rights to commercialize these products outside of the United States (U.S.). We retain all rights to commercialize these products in the U.S.
Our Lead Programs
We have three compounds in clinical development, each of which targets lysosomal storage disorders. Each of these disorders results from the deficiency of a single enzyme.
•	Amigal for Fabry disease. We are developing Amigal for the treatment of Fabry disease. As previously disclosed in August 2008, Amicus completed an End of Phase 2 meeting for Amigal with the U.S. Food and Drug Administration (FDA). Following this End of Phase 2 meeting, we continued discussions with the FDA in the second half of 2008. The FDA indicated that it supports a Phase 3 clinical trial comparing Amigal to placebo based on a surrogate primary endpoint of the change in the amount of kidney GL-3, the substrate that accumulates in the cells of Fabry patients. We plan to continue discussions with the FDA through a Special Protocol Assessment (SPA) procedure that commenced in the fourth quarter of 2008 in order to finalize how the primary endpoint will be measured. We expect to complete the final protocol in the second quarter of 2009. Based on discussions with the European Medicines Agency (EMEA), we also plan to initiate a separate clinical study designed to evaluate the safety and efficacy of Amigal versus ERT in Fabry patients. We and our partner, Shire, plan additional discussions with the EMEA in the first half of 2009 to finalize the design of this study. In parallel with the regulatory process, 23 of the original 26 patients who participated in the Phase 2 clinical trial of Amigal continue to be treated with Amigal in the voluntary Phase 2 extension study to characterize the long term safety and efficacy and evaluate additional doses and dose regimens. Data from this extension study are expected to be available in the first quarter of 2009 and the results will be used to finalize the dose and regimen for the Phase 3 program.

•	Plicera for Gaucher disease. We are developing Plicera for the treatment of Gaucher disease. A Phase 2 clinical trial of Plicera in Gaucher patients naïve to ERT is ongoing. This 6-month study is designed to evaluate safety as well as to demonstrate trends of efficacy as measured by the standard endpoints in Gaucher disease. Target enrollment of 16 patients for this study was surpassed and the results are expected to be available in the third quarter of 2009. In addition, we are working closely with our partner, Shire, to prepare for Phase 3 development of Plicera pending the results of the ongoing Phase 2 trial.
•	AT2220 for Pompe disease. We are developing AT2220 for the treatment of Pompe disease. A Phase 2 clinical trial of AT2220 (1-deoxynojirimycin HCl) in adult Pompe patients is ongoing. The trial includes an 11-week treatment period with an optional extension study. The objectives of the trial include the evaluation of the safety and pharmacodynamics of multiple doses and regimens of AT2220. The results of this study are expected to be available in the second half of 2009. In addition, we are continuing to conduct preclinical animal studies to evaluate the effects of administering AT2220 in combination with ERT. Encouraging preliminary results were announced at the American Society of Human Genetics conference in November 2008. These results indicated that AT2220 in combination with ERT increases the stability and tissue uptake of ERT. We are conducting additional preclinical proof-of-concept studies to determine the feasibility of a combination that may be appropriate for Pompe patients who are not amenable to chaperone monotherapy. We expect to announce additional results in the first quarter of 2009.
In addition, we continue to invest in research and development to assess the potential for using pharmacological chaperones to treat a broader range of human genetic diseases beyond lysosomal storage diseases. As part of this effort, we continue to conduct preclinical studies in Parkinson’s disease and are investing in new research aimed at evaluating disease targets for other neurodegenerative and genetically-based metabolic disorders. In September 2008, the Company entered into a lease for laboratory space for a small scale research facility in San Diego, CA. The facility supports ongoing research into new applications of the Company’s platform technology.
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
We believe our technology may be broadly applicable to other diseases for which protein stabilization and improved folding may be beneficial, including certain types of neurodegenerative and genetically-based metabolic disorders. We are also exploring other applications in which the ability of pharmacological chaperones to increase the activity of normal proteins may provide a therapeutic benefit.

Potential Advantages of Pharmacological Chaperones for the Treatment of Lysosomal Storage Disorders
To date, we have focused on developing pharmacological chaperones for the treatment of lysosomal storage disorders. Lysosomal storage disorders are a type of metabolic disorder characterized by mutations in lysosomal enzymes, which are specialized proteins that break down cellular substrates in a part of the cell called the lysosome. The current therapeutic standard of care for the most common lysosomal storage disorders is enzyme replacement therapy, which involves regular infusions of recombinant human enzyme to compensate for the deficient lysosomal enzyme. We believe that pharmacological chaperone therapy may have advantages relative to enzyme replacement therapy for the treatment of lysosomal storage disorders, including tissue distribution, ease of use and method of manufacturing.
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
An additional therapeutic approach to the treatment of certain lysosomal storage disorders is substrate reduction therapy. We believe our pharmacological chaperone therapies may have advantages relative to substrate reduction therapy as well. Like pharmacological chaperone therapies, substrate reduction therapy uses orally-administered small molecules; however, the underlying mechanism of action is very different. Substrate reduction therapies are designed to prevent the production of the substrate that accumulates in disease by inhibiting an enzyme required to make the substrate in cells, which is not the same enzyme that is deficient in the disease. Importantly, if synthesis of the substrate is inhibited it cannot perform its normal biological functions. Additionally, the enzyme that is inhibited is needed to make other molecules that are used in other biological processes. As a result, inhibiting this enzyme may have adverse effects that are difficult to predict. By contrast, our pharmacological chaperones are designed to bind directly to the enzyme deficient in the disease, increasing its stability and helping it fold into its correct three-dimensional shape. This in turn enables proper trafficking to the lysosome where the enzyme can directly decrease substrate accumulation.
To date, one substrate reduction therapy product has received regulatory approval in the U.S. and the European Union (EU) for the treatment of one lysosomal storage disorder. Zavesca®, a substrate reduction therapy product commercialized by Actelion, Ltd., is approved for the treatment of Gaucher disease in the U.S., the EU and other countries.

Our Lead Product Candidates
The following table summarizes key information about our product candidates. All of our current product candidates are orally-administered, small molecules based on our pharmacological chaperone technology.

		Stage of	Worldwide
Product Candidate	Indication	Development	Commercial Rights

Amigal (migalastat hydrochloride)	Fabry	Phase 2 Complete	Amicus U.S.,
	Disease	Phase 3 in Planning	Shire ex-U.S.

Plicera (isofagomine tartrate)	Gaucher		Amicus U.S.,
	Disease	Phase 2 Ongoing	Shire ex-U.S.

AT2220 (1-deoxynojirimycin HCl)	Pompe		Amicus U.S.,
	Disease	Phase 2 Ongoing	Shire ex-U.S.
Amigal for Fabry Disease
Overview
Our most advanced product candidate, Amigal, is an orally-administered, small molecule pharmacological chaperone for the treatment of Fabry disease. In November 2007, we entered into a partnership with Shire to develop Amigal.
We completed four Phase 2 clinical trials of Amigal in 2007. The primary objective of the Phase 2 trials was to evaluate the safety and tolerability of treatment with Amigal. The secondary objective was to evaluate certain pharmacodynamic measures of treatment, including effects on a-GAL (the target enzyme deficient in Fabry patients) and levels of GL-3 (the substrate that builds up in the cells of patients) in cells and tissues affected by the disease. An additional objective was the preliminary assessment of cardiac and renal function. The four open-label, multi-national Phase 2 trials of Amigal enrolled 18 men and 9 women with Fabry disease between the ages of 17 and 65. The four studies examined various dose levels and frequencies of Amigal administration and had 12 or 24 week primary treatment arms with an optional treatment extension.
Twenty-six patients completed the primary treatment arms and all entered the optional treatment extension. The 26 patients had 21 different missense genetic mutations that cause Fabry disease. The mutations represented the full spectrum of Fabry patients, including those with both early-onset and late-onset forms of the disease.
The key findings in the Phase 2 studies were:
•	Amigal was generally safe and well-tolerated at all doses evaluated and no drug-related serious adverse events were reported.
•	Amigal increased the level of the enzyme deficient in Fabry patients in 24 of 26 study subjects.
•	Amigal was shown to reduce the accumulated substrate in a majority of study subjects.
•	Renal and cardiac function results were encouraging, including those seen in patients treated for nearly two years.
•	Responses in patients with different Fabry mutations were consistent with the results of in vitro testing, thus confirming the ability to use pharmacogenetics to select likely responders for future studies.
•	Twenty-three of the 26 patients continue to receive Amigal in a voluntary extension study.
Based on the results of these Phase 2 clinical trials, Amicus and Shire engaged in discussions with FDA and the EMEA regarding plans for a global Phase 3 clinical development program for Amigal. As previously disclosed in August 2008, we completed a successful End of Phase 2 meeting with the FDA. At that time, the FDA indicated that the data from the completed Phase 2 clinical studies of Amigal support the initiation of Phase 3 development and that Amigal was eligible for Accelerated Approval under Subpart H regulation. The FDA further indicated at that time that it was not opposed to the use of a surrogate primary endpoint, pending further discussions with Amicus.
Following this End of Phase 2 meeting, we continued discussions with the FDA in the second half of 2008. The FDA has indicated that it supports a Phase 3 clinical trial comparing Amigal to placebo based on a surrogate primary endpoint of the change in the amount of kidney GL-3, the substrate that accumulates in the cells of Fabry patients. We plan to continue discussions with the FDA through a SPA procedure that commenced in the fourth quarter of 2008 in order to finalize how the primary endpoint will be measured. We expect to complete the final protocol in the second quarter of 2009.

Based on discussions with the EMEA, we also plan to initiate a separate clinical study designed to evaluate the safety and efficacy of Amigal versus ERT in Fabry patients. Amicus and Shire plan additional discussions with the EMEA to finalize the design of this study.
In parallel with the Phase 3 regulatory discussions, 23 of the original 26 patients from the Phase 2 studies continue to be treated in a voluntary extension study to characterize the long-term safety and efficacy of Amigal and to evaluate additional doses and dose regimens. Data from this extension study are expected to be available in the first quarter of 2009 and the results will be used to finalize the dose and regimen for the Phase 3 studies.
In February 2004, the FDA granted orphan drug designation to Amigal for the treatment of Fabry disease and in March 2006, the EMEA recommended orphan medicinal product designation for Amigal.
Causes of Fabry Disease and Rationale for Use of Amigal
Fabry disease is a lysosomal storage disorder resulting from a deficiency in a-GAL. Symptoms can be severe and debilitating, including kidney failure and increased risk of heart attack and stroke. The deficiency of a-GAL in Fabry patients is caused by inherited genetic mutations. Certain of these mutations cause changes in the amino acid sequence of a-GAL that may result in the production of a-GAL with reduced stability that does not fold into its correct three-dimensional shape. Although a-GAL produced in patient cells often retains the potential for some level of biological activity, the cell’s quality control mechanisms recognize and retain misfolded a-GAL in the ER, until it is ultimately moved to another part of the cell for degradation and elimination. Consequently, little or no a-GAL moves to the lysosome, where it normally breaks down GL-3. This leads to accumulation of GL-3 in cells, which is believed to be the cause of the symptoms of Fabry disease. In addition, accumulation of the misfolded a-GAL enzyme in the ER may lead to stress on cells and inflammatory-like responses, which may contribute to cellular dysfunction and disease.
Amigal is designed to act as a pharmacological chaperone for a-GAL by selectively binding to the enzyme, which increases its stability and helps the enzyme fold into its correct three-dimensional shape. This stabilization of a-GAL allows the cell’s quality control mechanisms to recognize the enzyme as properly folded so that trafficking of the enzyme to the lysosome is increased, enabling it to carry out its intended biological function, the metabolism of GL-3. As a result of restoring the proper trafficking of a-GAL from the ER to the lysosome, Amigal also reduces the accumulation of misfolded protein in the ER, which may alleviate stress on cells and some inflammatory-like responses that may be contributing factors in Fabry disease.
Because Amigal increases levels of a patient’s naturally produced a-GAL, those Fabry disease patients with a missense mutation or other genetic mutations that result in production of a-GAL that is less stable but with some residual enzyme activity are the ones most likely to respond to treatment with Amigal. We estimate that the majority of patients with Fabry disease may respond to pharmacological chaperone therapy. Patients with genetic mutations leading to a partially made a-GAL enzyme or a-GAL enzyme with an irreversible loss of activity are less likely to respond to treatment with Amigal.
Fabry Disease Background
The clinical manifestations of Fabry disease span a broad spectrum of severity and roughly correlate with a patient’s residual a-GAL levels. The majority of currently treated patients are referred to as classic Fabry disease patients, most of whom are males. These patients experience disease of various organs, including the kidneys, heart and brain, with disease symptoms first appearing in adolescence and typically progressing in severity until death in the fourth or fifth decade of life. A number of recent studies suggest that there are a large number of undiagnosed males and females that have a range of Fabry disease symptoms, such as impaired cardiac or renal function and strokes, that usually first appear in adulthood.
Individuals with this type of Fabry disease, referred to as later-onset Fabry disease, tend to have higher residual a-GAL levels than classic Fabry disease patients. Although the symptoms of Fabry disease span a spectrum of severity, it is useful to classify patients as having classic or later-onset Fabry disease when discussing the disease and the associated treatable population.
Classic Fabry Disease
Individuals with classic Fabry disease are in most instances males. They have little or no detectable a-GAL levels and are the most severely affected. These patients first experience disease symptoms in adolescence, including pain and tingling in the extremities, skin lesions, a decreased ability to sweat and clouded eye lenses. If these patients are not treated, their life expectancy is reduced and death usually occurs in the fourth or fifth decade of life from renal failure, cardiac dysfunction or stroke. Studies reported in the Journal of the American Medical Association (January 1999) and The Metabolic and Molecular Bases of Inherited Disease (8th edition 2001) suggest the annual incidence of Fabry disease in newborn males is 1:40,000-1:60,000. Current estimates from the University of Iowa and the National Kidney Foundation suggest that there are a total of approximately 5,000 classic Fabry disease patients worldwide.

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
It was previously believed to be rare for female Fabry disease patients to develop overt clinical manifestations of Fabry disease. Fabry disease is known as an X-linked disease because the inherited a-GAL gene mutation is located only on the X chromosome. Females inherit an X chromosome from each parent and therefore can inherit a Fabry mutation from either parent. By contrast, males inherit an X chromosome (and potentially a Fabry mutation) only from their mothers. For this reason, there are expected to be roughly twice as many females as males that have Fabry disease mutations. Several studies reported in the Journal of Medical Genetics (2001), the Internal Medicine Journal (2002) and the Journal of Inherited Metabolic Disease (2001) report that, while the majority of females with Fabry disease mutations have mild symptoms, many have severe symptoms, including enlargement of the left ventricle of the heart and/or renal failure.
In a recent study reported in the American Journal of Human Genetics, more than thirty-seven thousand newborn males in Italy were screened for a-GAL activity and mutations. The incidence of Fabry mutations in this study was 1:3100, over ten times higher than previous estimates. This high incidence was attributed to a large number of newborn males with a-GAL mutations often associated with later-onset Fabry disease, which may not have been identified in previous screening studies that relied on diagnosis based on development of symptoms of classic Fabry disease.
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
Based on published data from the Human Gene Mutation Database and our experience in the field, we believe the majority of the known genetic mutations that cause Fabry disease are missense mutations. There are few widely-occurring genetic mutations reported for Fabry disease, suggesting that the frequency of a specific genetic mutation reported in the Human Gene Mutation Database reflects the approximate frequency of that mutation in the general Fabry patient population. In addition, data presented at the 11th International Conference on Health Problems Related to the Chinese (2002) suggest that the vast majority of newly diagnosed patients with later-onset Fabry disease also have missense mutations. Because missense mutations often result in less stable, misfolded a-GAL with some residual enzyme activity, we believe patients with these mutations may benefit from treatment with Amigal. We also believe that other types of genetic mutations may result in misfolded a-GAL and therefore may respond to treatment with Amigal. Based on this, we believe that a majority of the Fabry disease patient population may benefit from treatment with Amigal.

Existing Products for the Treatment of Fabry Disease and Potential Advantages of Amigal
The current standard of treatment for Fabry disease is enzyme replacement therapy. Currently, two products are approved for the treatment of Fabry disease: Fabrazyme® and Replagal®. Fabrazyme® is approved globally and commercialized by Genzyme Corporation. Fabrazyme® was approved in the U.S. in 2003 and in the EU in 2001, and has orphan drug exclusivity in the U.S. until 2010 and in the EU until 2011. Replagal® is commercialized by Shire and approved in the EU and other countries but not in the U.S. Replagal® was approved in the EU in August 2001 and has orphan drug exclusivity in the EU until 2011. The net product sales of Fabrazyme® for 2008 were approximately $494 million as publicly reported by Genzyme Corporation, while the net product sales for Replagal® for the nine months ended September 30, 2008 were approximately $132 million as publicly reported by Shire.
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
For Fabry disease patients who respond to Amigal, we believe that the use of Amigal may have advantages relative to the use of Fabrazyme® and Replagal®. Published data for patients treated with Fabrazyme® and Replagal® for periods of up to five years demonstrate that these drugs can lead to the reduction of GL-3 in multiple cell types in the skin, heart and kidney. However, because they are large protein molecules, Fabrazyme® and Replagal® are believed to have difficulty penetrating some tissues and cell types. In particular, it is widely believed that Fabrazyme® and Replagal® are unable to cross the blood-brain barrier and thus are unlikely to address the neurological symptoms of Fabry disease. As a small molecule therapy that has demonstrated high oral bioavailability and good biodistribution properties in preclinical testing, Amigal has the potential to reach cells of all the target tissues of Fabry disease. Furthermore, treatment with Fabrazyme® and Replagal® requires intravenous infusions every other week, frequently on-site at health care facilities, presenting an inconvenience to Fabry patients. Oral treatment with Amigal may be much more convenient for patients and may not have the safety risks associated with intravenous infusions.
In February 2004, Amigal was granted orphan drug designation by the FDA for the treatment of Fabry disease and in March 2006 the EMEA recommended orphan medicinal product designation for Amigal. We believe that orphan drug designation of Fabrazyme® in the U.S. and of Fabrazyme® and Replagal® in the EU will not prevent us from obtaining marketing approval of Amigal in either geography. See “Government Regulation.”
Plicera for Gaucher Disease
Overview
Our second most advanced clinical product candidate, Plicera, is an orally-administered, small molecule, pharmacological chaperone for the treatment of Gaucher disease. In November 2007, we entered into a partnership with Shire to develop Plicera.
We completed Phase 1 clinical trials which demonstrated that Plicera was safe and well tolerated in healthy subjects at all doses tested. We also conducted a 4 week Phase 2 study in Gaucher patients who switched from enzyme replacement therapy with imiglucerase to Plicera. Results showed that Plicera was generally safe and well tolerated at all doses and increased target enzyme activity levels in a majority of patients. In the trial, b-glucocerebrosidase (GCase) activity, as measured in white blood cells, was increased in 20 of the 26 patients with evaluable GCase data, and 5 of the 6 patients without a clear increase were either in the lowest dose cohort or the cohort dosed least frequently. As expected in this short term study, the levels of relevant hematological markers of Gaucher disease remained stable.
We are currently conducting a Phase 2 clinical trial of Plicera in Type I Gaucher patients. This study, GAU-CL-202, involves subjects with Type I Gaucher disease who are naïve to ERT and substrate reduction therapy. The study is designed to evaluate the safety of Plicera and its effect on parameters that are commonly abnormal in Gaucher disease including levels of red blood cells, platelets, liver and spleen volumes and other biomarkers related to Gaucher disease. Patients will be assigned to one of two treatment arms and will receive treatment with Plicera for approximately 6 months. We expect the results to be available in the third quarter of 2009.
Causes of Gaucher Disease and Rationale for Use of Plicera
Gaucher disease is a lysosomal storage disorder resulting from a deficiency in the enzyme, GCase. Signs and symptoms can be severe and debilitating, including an enlarged liver and spleen, abnormally low levels of red blood cells and platelets, and skeletal complications. In some forms of the disease there is also significant impairment of the central nervous system. The deficiency of GCase in Gaucher patients is caused by inherited genetic mutations. Certain of these mutations cause changes in the amino acid sequence of GCase that may result in the production of GCase with reduced stability that does not fold into its correct three-dimensional shape. Although GCase produced in patient cells often retains the potential for some level of biological activity, the cell’s quality control mechanisms recognize and retain misfolded GCase in the ER until it is ultimately moved to another part of the cell for degradation and elimination. Consequently, little or no GCase moves to the lysosome, where it normally breaks down its substrate, a complex lipid called glucocerebroside. This leads to accumulation of glucocerebroside in cells, which is believed to result in the clinical manifestations of Gaucher disease. In addition, the accumulation of the misfolded GCase enzyme in the ER may lead to cellular stress and inflammatory-like responses, which may contribute to cellular dysfunction and disease.

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
Gaucher Disease Market Opportunity
Gaucher disease is a relatively rare disorder. According to estimates reported by the American Society of Health-System Pharmacists (August 2003) and the National Institute of Neurological Disorders and Stroke (updated as of January 2006), there are approximately 10,000 patients worldwide. Type I Gaucher disease is, by far, the most common of the subtypes.
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

Existing Products for the Treatment of Gaucher Disease and Potential Advantages of Plicera
The current standard of treatment for Gaucher patients is enzyme replacement therapy, although two products are currently approved for the treatment of Gaucher disease, only one of which is an enzyme replacement therapy. Cerezyme® is an enzyme replacement therapy approved globally and commercialized by Genzyme Corporation. Cerezyme® was approved in the U.S. in 1994 and in the EU in 1997 and no longer has orphan drug exclusivity in the U.S. In both the U.S. and the EU, Cerezyme® is indicated for long-term enzyme replacement therapy for pediatric and adult patients with a confirmed diagnosis of Type I Gaucher disease. In addition, in the EU, it is indicated for Type III Gaucher disease patients who exhibit clinically significant non-neurological manifestations. The second product approved for treatment of Gaucher disease is Zavesca®, a substrate reduction therapy product approved in the U.S., the EU and other countries and commercialized by Actelion, Ltd. Zavesca® was approved in the U.S. in 2003 and in the EU in 2002 and has orphan drug exclusivity in the U.S. until 2010 and in the EU until 2012. It is indicated for adults with mild to moderate Type I Gaucher disease for whom enzyme replacement therapy is not an option. The net product sales of Cerezyme® for the year 2008 were approximately $1.2 billion as publicly reported by Genzyme Corporation, while the net product sales for Zavesca® for the nine months ended September 30, 2008 were approximately $29 million as publicly reported by Actelion Ltd.
For Gaucher disease patients who respond to Plicera, we believe that the use of Plicera may have advantages relative to the use of Cerezyme®. Published data demonstrate that treatment with Cerezyme® can lead to the reduction of glucocerebroside in multiple tissue types, especially the liver and spleen, and to increased levels of red blood cells and platelets. However, because it is a large protein molecule, Cerezyme® is believed to have difficulty penetrating some tissues and cell types. In particular, it is widely believed that Cerezyme® is unable to cross the blood-brain barrier and thus unlikely to address the neurological symptoms of Type II and Type III Gaucher disease. In contrast, studies in animals show that Plicera distributes throughout the body. In particular, studies show that Plicera crosses the blood-brain barrier, suggesting that it may provide a clinical benefit to patients with Type II and Type III Gaucher disease. Additionally, treatment with Cerezyme® requires intravenous infusions every other week. Oral treatment with Plicera may be more convenient for patients and may not have the safety risks associated with intravenous infusions.
We also believe that Plicera may have advantages over the use of Zavesca®, a substrate reduction therapy. While Zavesca® is an orally-administered small molecule, the underlying mechanism of action is very different than for pharmacological chaperones. Substrate reduction therapies are designed to prevent the production of the substrate that accumulates in disease by inhibiting an enzyme required to make the substrate in cells. This is not the same enzyme that is deficient in Gaucher disease and is needed to make molecules that are used for many types of biological processes. As a result, inhibiting this enzyme may have adverse effects that are difficult to predict. By contrast, Plicera is designed to bind directly to GCase, increasing its stability and helping it fold into its correct three-dimensional shape. This in turn enables proper trafficking to the lysosome where it can directly decrease substrate accumulation. In addition, several side effects were reported by Actelion, Ltd. in clinical trials of Zavesca®, including diarrhea, which was observed in more than 85% of patients who received the drug, hand tremors and numbness and tingling in the hands, arms, legs or feet. Plicera’s mechanism of action is very different from Zavesca®. We expect Plicera to have a therapeutic and side-effect profile defined by our clinical trials. To date, Plicera has been safe and well tolerated in the clinical studies conducted by Amicus without incidents of side-effects similar to those of Zavesca®.
In February 2006, the FDA granted orphan drug designation for the active ingredient in Plicera for the treatment of Gaucher disease in the U.S. We believe that the orphan drug designation of Zavesca® in the U.S. and the EU will not prevent us from obtaining marketing approval of Plicera in either geography. See “Government Regulation.”
AT2220 for Pompe Disease
Overview
Our third most advanced product candidate, AT2220, is an orally-administered small molecule pharmacological chaperone for the treatment of Pompe disease. In November 2007, we entered into a partnership with Shire to develop AT2220.
We completed three Phase 1 clinical trials of AT2220 for Pompe disease in 2007 and initiated a Phase 2 clinical trial in June 2008 in adult Pompe patients who are naïve to ERT. The trial includes an 11-week treatment period with an optional extension study. The objectives of the trial include the evaluation of the safety and pharmacodynamics of multiple doses and regimens of AT2220. The results of this study are expected to be available in the second half of 2009.
In addition, we are continuing to conduct preclinical animal studies to evaluate the effects of administering AT2220 in combination with ERT. Encouraging preliminary results were announced at the American Society of Human Genetics conference in November 2008. These results indicated that AT2220 in combination with ERT increases the stability and tissue uptake of ERT. We are conducting additional preclinical proof-of-concept studies to determine the feasibility of a combination that may be appropriate for Pompe patients who are not amenable to chaperone monotherapy. We expect to discuss additional results at relevant scientific conferences during 2009.
The FDA’s Office of Orphan Products Development has granted orphan drug designation for the active ingredient in AT2220 in the U.S.

Causes of Pompe Disease and Rationale for Use of AT2220
Pompe disease is a neuromuscular and lysosomal storage disorder caused by a deficiency in the enzyme a-glucosidase (GAA). Symptoms can be severe and debilitating, including progressive muscle weakness throughout the body, particularly the heart and skeletal muscles. The deficiency of GAA in Pompe patients is caused by inherited genetic mutations. Certain of these mutations cause changes in the amino acid sequence of GAA that may result in the production of GAA with reduced stability that does not fold into its correct three-dimensional shape. Although GAA produced in patient cells often retains the potential for biological activity, the cell’s quality control mechanisms recognize and retain misfolded GAA in the ER, until it is ultimately moved to another part of the cell for degradation and elimination. Certain other mutations cause changes in RNA processing that lead to the production of normal GAA, but at levels that are much lower than in an unaffected individual. In either case, little or no GAA moves to the lysosome, where it normally breaks down its substrate, glycogen. This leads to accumulation of glycogen in cells, which is believed to result in the majority of clinical manifestations of Pompe disease. In addition, the accumulation and mistrafficking of GAA may lead to stress on cells and inflammatory-like responses, which may contribute to cellular dysfunction and disease.
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
Because AT2220 is believed to increase the activity of a patient’s naturally produced GAA, those Pompe disease patients with a mutation that results in production of GAA with some residual enzyme activity are the ones most likely to respond to treatment with AT2220. We therefore estimate that the majority of patients with Pompe disease may respond to pharmacological chaperone therapy. Patients with genetic mutations leading to a partially made GAA enzyme or GAA enzyme with an irreversible loss of activity are less likely to respond to treatment with AT2220.
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

Existing Products for the Treatment of Pompe Disease and Potential Advantages of AT2220
The current standard of treatment for Pompe patients is enzyme replacement therapy. There is currently one product approved for the treatment of Pompe disease, Myozyme®, which is approved in the U.S. and the EU and commercialized by Genzyme Corporation. Myozyme® was approved in the U.S. and in the EU in 2006 and has orphan drug exclusivity in the U.S. until 2013 and in the EU until 2016. Although Myozyme® is approved for use in all Pompe patients, studies currently reported on the label included only patients with infantile-onset disease. Data from a study looking at Myozome® in patients with later-onset disease was reported in late 2007 and is currently under review by various regulatory authorities. This study reportedly achieved the primary endpoint of demonstrating an improvement in motor and pulmonary function. The net product sales of Myozyme® for 2008 were approximately $296 million as publicly reported by Genzyme Corporation.
For Pompe disease patients who respond to AT2220, we believe that the use of AT2220 may have advantages relative to the use of Myozyme®. Available data demonstrate that treatment with Myozyme® can improve survival in patients with the infantile form of the disease and may slow the decline in motor and pulmonary function in patients with the later onset form of the disease. However, because it is a large protein molecule, Myozyme® is believed to have difficulty penetrating many tissues and cell types. Because AT2220 is a small molecule that has demonstrated high oral bioavailability and good biodistribution properties in preclinical testing, it has the potential to reach all cells of the target tissues of Pompe disease patients. Furthermore, treatment with Myozyme® requires lengthy intravenous infusions every other week, frequently on site at health care facilities, presenting an inconvenience to Pompe disease patients. The label for Myozyme® also indicates that the infusion has safety concerns, with infusion reactions observed in 51% of patients, and severe infusion-related reactions observed in 14% of patients. Oral treatment with AT2220 may be more convenient for patients and may not have the safety risks associated with intravenous infusions.
We believe that the orphan drug designation of Myozyme® in the U.S. and in the EU will not prevent us from obtaining marketing approval of AT2220 in either geography. See “Government Regulation.”
Other Programs
We believe that our pharmacological chaperone technology is applicable to the development of drugs for the treatment of a wide range of human genetic and other diseases. We are currently researching the use of pharmacological chaperones for the treatment of diseases other than lysosomal storage disorders, including neurological diseases such as Parkinson’s disease. An epidemiological and biochemical link between Gaucher and Parkinson’s disease has been established. Furthermore, in 2007, we generated data showing that treatment with Plicera led to reduction in a-synuclein in the brains of animal model for Parkinson’s disease and, in 2008, we generated data in rodents demonstrating that brain exposure for Plicera is about 18% of plasma levels.
Strategic Alliances and Arrangements
We intend to form strategic alliances to gain access to the financial, technical, clinical and commercial resources necessary to develop and market pharmacological chaperone therapeutics. We expect these alliances to provide us with financial support in the form of equity investments, research and development funding, license fees, milestone payments and royalties or profit-sharing based on sales of pharmacological chaperone therapeutics. We currently have one strategic alliance with Shire.
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
In 2007, we received an initial, non-refundable license fee payment of $50 million from Shire and joint development costs toward global approval of the three compounds are being shared 50/50 per the collaboration agreement. In addition, we are eligible to receive, for all three drug product candidates, aggregate potential milestone payments of up to $150 million if certain clinical and regulatory milestones are achieved for all three of the programs, and $240 million in sales-based milestones for all three of the programs. We will also be eligible to receive tiered double-digit royalties on net sales of the products which are marketed outside of the U.S.
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

We own or license rights to several issued patents in the U.S., current member states of the European Patent Convention and numerous pending foreign applications, which are foreign counterparts of many of our U.S. patents. We also own or license rights to several pending U.S. applications. Our patent portfolio includes patents and patent applications with claims relating to methods of increasing deficient enzyme activity to treat genetic diseases. The patent positions for our three leading product candidates are described below and include both patents and patent applications we own or exclusively license:
•	We have an exclusive license to five issued U.S. patents and several pending U.S. applications that cover use of Amigal, as well as corresponding foreign applications. U.S. patents relating to Amigal expire in 2018 (not including the Hatch-Waxman statutory extension, which is described below), while the foreign counterpart patents, if granted, would expire in 2019 (not including the Supplemental Protection Certificates or SPC extensions, which are described below). The patents and the pending applications include claims covering methods of increasing the activity of and preventing the degradation of a-GAL, and methods for the treatment of Fabry disease using Amigal and other specific competitive inhibitors of a-GAL. In addition, we own pending U.S. applications directed to specific treatment and monitoring regimens with Amigal as well as to dosing regimens with Amigal, which, if granted, may result in patents that expire in 2028. Further, we have several pending U.S. applications directed to synthetic steps related to the commercial process for preparing Amigal, which may result in patents that expire in 2026. Lastly, we jointly own one pending U.S. application covering methods of diagnosing Fabry disease and determining whether Fabry patients will respond to treatment with Amigal, which, if granted, will expire in 2027. We have filed, or plan to file, foreign counterparts of these applications, where appropriate, by the applicable deadlines.
•	We have an exclusive license to seven U.S. patents and two pending U.S. applications, and five foreign patents and several pending foreign applications that cover Plicera or its use. Two of the U.S. patents relating to Plicera compositions of matter expire in 2015 and 2016 (not including the Hatch-Waxman statutory extension, which is described below); the five composition of matter foreign patents and one pending foreign application, if granted, expire in 2015 (not including the SPC extensions, which are described below). The other five U.S. patents and two pending applications, which claim methods of increasing the activity of and preventing the degradation of GCase, and methods for the treatment of Gaucher disease using Plicera and other specific competitive inhibitors of GCase, expire in 2018. We own a pending U.S. application directed to the particular form of the active agent in Plicera, which, if granted, will expire in 2027. We own one pending U.S. application directed to dosing regimens for Plicera, which if granted, will expire in 2028. We own one pending U.S. application directed to specific treatment and monitoring regimens with Plicera. If granted, this also will expire in 2028. Lastly, we own one pending U.S. application directed to methods of synthesis of Plicera, which if granted, will expire in 2028. We have filed, or plan to file, foreign counterparts of these applications, where appropriate, by the applicable deadlines.
•	We have an exclusive license to three U.S. patents that cover use of AT2220, two pending U.S. applications, as well as corresponding foreign applications. The U.S. patents relating to AT2220 expire in 2018 (not including the Hatch-Waxman statutory extension, which is described below), while the foreign counterpart patents, if granted, would expire in 2019 (not including the SPC extensions, which are described below). The patents and the pending applications include claims covering methods of increasing the activity of and preventing the degradation of GAA, and methods for the treatment of Pompe disease using AT2220 and other specific competitive inhibitors of GAA.
Our patent estate also includes patent applications we license or own relating to combination compositions or uses for our product candidates or new potential product candidates. Some of these applications are pending in the U.S. and foreign patent offices and include one family of patents licensed from Mt. Sinai School of Medicine. Others have to date only been filed as provisional applications in the U.S. We have filed or expect to file some of these as non-provisional applications in U.S. and in other countries at the appropriate time. These patent applications, assuming they issue as patents, would expire in the U.S. between 2023 and 2028.
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
License Agreements
We have acquired rights to develop and commercialize our product candidates through licenses granted by various parties. The following summarizes our material rights and obligations under those licenses:
•	Mt. Sinai School of Medicine — We have acquired exclusive worldwide patent rights to develop and commercialize Amigal, Plicera and AT2220 and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with Mt. Sinai School of Medicine (MSSM) of New York University. In connection with this agreement, we issued 232,266 shares of our common stock to MSSM in April 2002. In October 2006 we issued MSSM an additional 133,333 shares of common stock and made a payment of $1.0 million in consideration of an expanded field of use under that license. Under this agreement, to date we have paid no upfront or annual license fees and we have no milestone or future payments other than royalties on net sales. However, on October 31, 2008, we amended and restated this license agreement to, among other items, provide us with the sole right to control the prosecution of patent rights under such agreement and to clarify the portion of royalties and milestone payments we receive from Shire that are payable to MSSM. In connection therewith, we agreed to pay MSSM $2.6 million in connection with the $50 million upfront payment that we received in November 2007 from Shire, which was already accrued for at year-end 2007, and an additional $2.6 million for the sole right to and control over the prosecution of patent rights. This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2019 if a foreign patent is granted and 2018 otherwise, or later subject to any patent term extension that may be granted.

•	University of Maryland, Baltimore County — We have acquired exclusive U.S. patent rights to develop and commercialize Plicera for the treatment of Gaucher disease from the University of Maryland, Baltimore County. Under this agreement, to date we have paid aggregate upfront and annual license fees of $30 thousand. We are required to make a milestone payment upon the demonstration of safety and efficacy of Plicera for the treatment of Gaucher disease in a Phase 2 study, and another payment upon receiving FDA approval for Plicera for the treatment of Gaucher disease. We are also required to pay royalties on net sales. Upon satisfaction of both milestones, we could be required to make up to $0.2 million in aggregate payments. This agreement expires upon expiration of the last of the licensed patent rights in 2015.
•	Novo Nordisk A/S — We have acquired exclusive patent rights to develop and commercialize Plicera for all human indications. Under this agreement, to date we have paid an aggregate of $0.4 million in license fees. We are also required to make milestone payments based on clinical progress of Plicera, with a payment due after initiation of a Phase 2 clinical trial for Plicera for the treatment of Gaucher disease, and a payment due upon each filing for regulatory approval of Plicera for the treatment of Gaucher disease in any of the U.S., Europe or Japan. An additional payment is due upon approval of Plicera for the treatment of Gaucher disease in the U.S. and a payment is also due upon each approval of Plicera for the treatment of Gaucher disease in either of Europe or Japan. Assuming successful development of Plicera for the treatment of Gaucher disease in the U.S., Europe and Japan, total milestone payments would be $7.8 million. We are also required to pay royalties on net sales. This license will terminate in 2016.
Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For Amigal and AT2220, we will owe royalties only to MSSM and will owe no milestone payments. We expect to pay royalties to all three licensors with respect to Plicera.
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
Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The following table lists our principal competitors and publicly available information on the status of their product offerings (U.S. dollars in millions):

Competitor	Indication	Product	Class of Product	Status	2008 Sales
					(in millions)
Genzyme Corporation	Fabry disease	Fabrazyme®	Enzyme Replacement Therapy	Marketed	$494

	Gaucher disease	Cerezyme®	Enzyme Replacement Therapy	Marketed	$1,238

	Pompe disease	Myozyme®	Enzyme Replacement Therapy	Marketed	$296

	Gaucher disease	Genz-112638	Substrate Reduction Therapy	Phase 2	N/A

Shire	Fabry disease	Replagal®	Enzyme Replacement Therapy	Marketed	$132	*

	Gaucher disease	GA-GCB	Enzyme Replacement Therapy	Phase 3	N/A

Actelion, Ltd.	Gaucher disease	Zavesca®	Substrate Reduction Therapy	Marketed	$29	*

Protalix Biotherapeutics	Gaucher disease	prGCD	Enzyme Replacement	Phase 3	N/A
			Therapy

*	Nine Months Sales through September 30, 2008
We are aware of other companies that are conducting preclinical development activities for enzyme replacement therapies to treat Gaucher disease and Pompe disease.

Government Regulation
FDA Approval Process
In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (NDAs), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
Pharmaceutical product development in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of a notice of claimed investigational exemption or an investigational new drug application (IND), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
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
Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.
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
Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to current good manufacturing practices, or cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to access compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
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

Physician Drug Samples
As part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. The Prescription Drug Marketing Act (the PDMA) imposes requirements and limitations upon the provision of drug samples to physicians, as well as prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage, handling and record keeping. In addition, the PDMA sets forth civil and criminal penalties for violations.
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
As described in the section entitled “Amigal for Fabry Disease — Existing Products for the Treatment of Fabry Disease and Potential Advantages of Amigal,” we believe that the orphan designation of Fabrazyme® and Replagal® in the EU will not prevent us from obtaining marketing approval of Amigal in the EU for the treatment of Fabry disease because Amigal will provide significant benefits over Fabrazyme® and Replagal®. Similarly, we believe the orphan drug designation of Zavesca® in the EU will not prevent us from obtaining marketing approval of Plicera in the EU for the treatment of Gaucher disease because Plicera will provide significant benefits over Zavesca®.

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
Employees
As of December 31, 2008, we had 115 full-time employees, 79 of whom were primarily engaged in research and development activities and 36 of whom provide administrative services. A total of 34 employees have an M.D. or Ph.D. degree. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.
Our Corporate Information
We were incorporated under the laws of the State of Delaware on February 4, 2002. Our principal executive offices are located at 6 Cedar Brook Drive, Cranbury, NJ 08512 and our telephone number is (609) 662-2000. Our website address is www.amicustherapeutics.com. We make available free of charge on our website our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission.
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
We have filed applications to register certain trademarks in the U.S. and abroad, including AMICUS™, AMICUS THERAPEUTICS™ and design, AMIGAL™ and PLICERA™. We plan to seek FDA approval of the trademarks Amigal and Plicera for migalastat hydrochloride and isofagomine tartrate, respectively. Fabrazyme®, Cerezyme®, Myozyme®, Replagal® and Zavesca® are the property of their respective owners.

Item 1A. RISK FACTORS.
The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to the Company; or risks that the Company currently considers immaterial, may also impair the Company’s operations.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant operating losses since our inception. We currently do not, and since inception never have had, any products available for commercial sale. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net loss attributable to common stockholders was $39.4 million, $41.5 million and $65.9 million for the years ended 2008, 2007 and 2006 respectively. As of December 31, 2008, we had an accumulated deficit of $164.2 million. To date, we have financed our operations primarily through private placements of our redeemable convertible preferred stock, proceeds from our initial public offering and from our collaboration agreement with Shire. We have devoted substantially all of our efforts to research and development, including our preclinical development activities and clinical trials. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several years and we are unable to predict the extent of any future losses. We anticipate that our expenses will increase substantially as we:
•	continue our ongoing Phase 2 extension study of Amigal (migalastat hydrochloride) for the treatment of Fabry disease and initiate a Phase 3 clinical trial of Amigal;

•	continue our ongoing Phase 2 clinical trials of Plicera (isofagomine tartrate) for the treatment of Gaucher disease and potentially conduct additional Phase 2 and later-stage clinical trials of Plicera;

•	continue our ongoing Phase 2 clinical trial of AT2220 for the treatment of Pompe disease and potentially conduct later-stage clinical trials of AT2220;

•	continue our preclinical studies on the combination use of pharmacological chaperones and enzyme replacement therapy in Pompe disease;

•	continue the research and development of additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	establish a sales and marketing infrastructure to commercialize products for which we may obtain regulatory approval; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development efforts and our obligations as a public company.
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
We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we initiate a Phase 3 clinical trial of Amigal, continue our Phase 2 clinical trials of Plicera and AT2220, and for any later-stage clinical trials of our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers and product distribution. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates other than our collaboration agreement with Shire.
We believe that the net proceeds from our initial public offering, together with our existing cash and cash equivalents and marketable securities, and reimbursements of development costs, excluding potential milestone payments, from Shire will be sufficient to enable us to fund our operating expenses and capital expenditure requirements until at least early 2011. Capital may not be available when needed on terms that are acceptable to us, or at all, especially in light of the current challenging economic environment. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.

Our future capital requirements will depend on many factors, including:
•	the progress and results of our clinical trials of Amigal, Plicera and AT2220;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	our achievement of milestone payments under our collaboration agreement with Shire;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products and technologies; and

•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
Any capital that we obtain may not be on terms favorable to us or our stockholders or may require us to relinquish valuable rights.
Until such time, if ever, as we generate product revenue to finance our operations, we expect to finance our cash needs through public or private equity offerings and debt financings, corporate collaboration and licensing arrangements and grants from patient advocacy groups, foundations and government agencies. If we are able to raise capital by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may include rights that are senior to the holders of our common stock. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise capital through additional collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us or our stockholders.
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
We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, Amigal, Plicera and AT2220. Our ability to generate product revenue, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of these product candidates. The successful commercialization of our product candidates will depend on several factors, including the following:
•	obtaining supplies of Amigal, Plicera and AT2220 for completion of our clinical trials on a timely basis;

•	successful enrollment of patients in our clinical trials on a timely basis;

•	successful completion of preclinical studies and clinical trials;

•	obtaining regulatory agreement in the structure and design of our Phase 3 clinical programs;

•	obtaining marketing approvals from the United States Food and Drug Administration (FDA), and similar regulatory authorities outside the U.S.;

•	establishing commercial-scale manufacturing arrangements with third party manufacturers whose manufacturing facilities are operated in compliance with current good manufacturing practice (cGMP) regulations;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third party payors;

•	competition from other companies and their therapies;

•	successful protection of our intellectual property rights from competing products in the U.S. and abroad; and

•	a continued acceptable safety and efficacy profile of our product candidates following approval.
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

Patients may not be compliant with their dosing regimen or trial protocols or they may withdraw from the study at any time for any reason. We note that a patient who started dosing in March 2006 in the Phase 2 clinical trials for Amigal for the treatment of Fabry disease elected to withdraw from the study shortly after initial dosing. This patient had a history of hypertension and discontinued study treatment due to increased blood pressure, which was reported by the investigator as possibly related to the study drug.
Even if our early stage clinical trials are successful, we will need to conduct additional clinical trials with larger numbers of patients receiving the drug for longer periods for all of our product candidates before we are able to seek approvals to market and sell these product candidates from the FDA and regulatory authorities outside the U.S. In addition, each of our product candidates is based on our pharmacological chaperone technology. To date, we are not aware that any product based on chaperone technology has been approved by the FDA. As a result, we cannot be sure what endpoints the FDA will require us to measure in later-stage clinical trials of our product candidates. We are aware that the currently available enzyme replacement therapy for the treatment of Fabry disease was approved by the FDA based on an endpoint measuring GL-3 levels in a specific type of kidney cell. We cannot be certain that the FDA will permit the use of this endpoint in our Phase 3 trials of Amigal. If the FDA requires different endpoints than the endpoints we anticipate using, it may be more difficult for us to obtain, or we may be delayed in obtaining, FDA approval of our product candidates. If we are not successful in commercializing any of our lead product candidates, or are significantly delayed in doing so, our business will be materially harmed.
We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA.
We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA. To date, we have only three lead product candidates: Amigal, Plicera and AT2220. We have not obtained regulatory approval nor commercialized any of these or any other product candidates. We have completed Phase 2 clinical trials for Amigal and are currently conducting Phase 2 clinical trials for Plicera and AT2220 but have not yet initiated a Phase 3 clinical trial for any of our product candidates. Additionally, we are conducting preclinical studies on the combination use of pharmacological chaperones and enzyme replacement therapy in Pompe disease. Our limited experience might prevent us from successfully designing or implementing a clinical trial. We have limited experience in conducting and managing the application process necessary to obtain regulatory approvals and we might not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead product candidates, or might be significantly delayed in doing so, which will materially harm our business.
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
The development and commercialization of new drugs is highly competitive and competition is expected to increase. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of Fabry disease. These products include Genzyme Corporation’s Fabrazyme® and Shire plc’s Replagal®. In addition, Genzyme Corporation and Actelion, Ltd. market and sell Cerezyme® and Zavesca®, respectively, for the treatment of Gaucher disease, and Genzyme Corporation markets and sells Myozyme® for the treatment of Pompe disease. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties.
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
For each of our product candidates, we are collaborating with physicians, patient advocacy groups, foundations and government agencies in order to assist with the development of our products. We plan to pursue similar activities in future programs and plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies. We also may seek to establish collaborations for the sales, marketing and distribution of our products outside the U.S. If we elect to seek collaborators in the future but are unable to reach agreements with suitable collaborators, we may fail to meet our business objectives for the affected product or program. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts, if any, to establish and implement collaborations or other alternative arrangements. The terms of any collaboration or other arrangements that we establish, if any, may not be favorable to us.

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
We are a development stage company with 115 full-time employees as of December 31, 2008. Of these employees, 79 work primarily in research and development and 36 provide administrative services. We will continue to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. Assuming our plans and business conditions progress consistent with our current projections, we plan to grow to a total of approximately 125 to 135 employees by the end of 2009. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations.
Risks Related to Our Common Stock
Our executive officers, directors and principal stockholders maintain the ability to control all matters submitted to our stockholders for approval.
Our executive officers, directors and principal stockholders beneficially own shares representing approximately 74% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.
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

Item 1B. UNRESOLVED STAFF COMMENTS.
None.
Item 2. PROPERTIES.
We currently lease approximately 59,000 square feet of subleased office and laboratory space in Cranbury, New Jersey and 7,700 square feet of subleased office and laboratory space in San Diego, California under various lease agreements that terminate no later than February 2012. We believe that our current office and laboratory facilities are adequate and suitable for our current and anticipated needs.
Item 3. LEGAL PROCEEDINGS.
We are not currently a party to any material legal proceedings.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

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

	High	Low
2008
First Quarter	$11.84	$9.00
Second Quarter	12.35	9.00
Third Quarter	18.00	10.52
Fourth Quarter	15.78	7.16

	High	Low
2007
Second Quarter (from May 31, 2007)	$16.80	$10.30
Third Quarter	16.75	10.00
Fourth Quarter	18.22	9.20
The closing price for our common stock as reported by the NASDAQ Global Market on January 29, 2009 was $8.68 per share. As of January 29, 2009, there were 90 holders of record of our common stock.
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
As of December 31, 2008, we had invested the $68.1 million in net proceeds from the offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through December 31, 2008, we used these proceeds for clinical development of our drug candidates, for research and development activities relating to additional preclinical programs and to fund working capital and other general corporate purposes, which may include the acquisition or licensing of complementary technologies, products or businesses.

Performance Graph
The following performance graph shows the total shareholder return of an investment of $100 cash on May 31, 2007, the date our common stock first started trading on the NASDAQ Global Market, for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index as of December 31, 2008. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

*	$100 invested on May 31, 2007 in Amicus Therapeutics, Inc. stock or in index-including reinvestment of dividends.

	May-07	Jun-07	Sep-07	Dec-07	Mar-08	Jun-08	Sep-08	Dec-08

Amicus Therapeutics, Inc.	100	80	116	74	74	74	105	55

NASDAQ Composite	100	100	104	102	88	88	88	61

NASDAQ Biotechnology	100	96	102	100	93	95	100	87
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table sets forth purchases of our common stock for the three months ended December 31, 2008:

			(c) Total number of	(d) Maximum number of
			shares purchased as	shares that may yet be
	(a) Total number	(b) Average	part of publicly	purchased under
	of shares	Price Paid	announced plans or	the plans or
Period	purchased	per Share	programs	programs

October 1, 2008 – October 31, 2008	220	$15.10	—	5,295

November 1, 2008 – November 31, 2008	220	$10.45	—	5,075

December 1, 2008 – December 31, 2008	220	$7.98	—	4,855

Total	660		—

Pursuant to a restricted stock award dated October 2, 2006 between Amicus Therapeutics, Inc. and James E. Dentzer, Chief Financial Officer, Mr. Dentzer was granted 40,000 shares, 25% of which vested on October 2, 2007 and the remaining shares vest in a series of thirty-six successive equal monthly installments which began on November 1, 2007, with the final installment due to vest on November 1, 2010. In order to comply with the minimum statutory federal tax withholding rate of 25% plus 1.45% for Medicare, Mr. Dentzer surrenders a portion of his vested shares on each vesting date, representing 26.45% of the total value of the shares then vested, to Amicus Therapeutics, Inc. in connection with his withholding obligations.

Item 6. SELECTED FINANCIAL DATA.
(in thousands except share and per share data)

						Period from
						February 4,
						2002
						(inception) to
	Year Ended December 31					December 31,
	2004	2005	2006	2007	2008	2008

Statement of Operations Data:
Revenue:
Research revenue	$—	$—	$—	$1,375	$12,189	$13,564
Collaboration revenue	—	—	—	409	2,778	3,187

Total revenue	—	—	—	1,784	14,967	16,751

Operating expenses:
Research and development	6,301	13,652	33,630	31,074	37,764	127,642
General and administrative	2,081	6,877	12,277	15,278	19,666	57,736
Impairment of leasehold improvements	—	—	—	—	—	1,030
Depreciation and amortization	146	303	952	1,237	1,493	4,287
In-process research and development	—	—	—	—	—	418

Total operating expenses	8,528	20,832	46,859	47,589	58,923	191,113

Loss from operations	(8,528)	(20,832)	(46,859)	(45,805)	(43,956)	(174,362)
Other income (expenses):
Interest income	190	610	1,990	5,135	4,819	12,760
Interest expense	(550)	(82)	(273)	(348)	(218)	(1,648)
Change in fair value of warrant liability	(2)	(280)	(23)	(149)	—	(454)

Other expense	—	—	(1,180)	—	—	(1,180)

Loss before tax benefit	(8,890)	(20,584)	(46,345)	(41,167)	(39,355)	(164,884)
Income tax benefit	83	612	—	—	—	695

Net loss	(8,807)	(19,972)	(46,345)	(41,167)	(39,355)	(164,189)
Deemed dividend	—	—	(19,424)	—	—	(19,424)
Preferred stock accretion	(126)	(139)	(159)	(351)	—	(802)

Net loss attributable to common stockholders	$(8,933)	$(20,111)	$(65,928)	$(41,518)	$(39,355)	(184,415)

Net loss attributable to common stockholders per common share — basic and diluted	$(29.05)	$(49.02)	$(89.58)	$(3.14)	$(1.75)

Weighted-average common shares outstanding — basic and diluted	307,539	410,220	735,967	13,235,755	22,493,803

	As of December 31,
	2004	2005	2006	2007	2008

Balance Sheet Data:
Cash and cash equivalents and marketable securities	$4,336	$24,418	$54,699	$161,527	$121,124
Working capital	3,569	22,267	44,814	147,247	110,209
Total assets	5,073	28,670	59,645	167,097	128,773
Total liabilities	1,346	4,031	13,071	63,800	57,730
Redeemable convertible preferred stock	20,013	60,469	124,089	—	—
Deficit accumulated during the development stage	(17,351)	(37,322)	(83,667)	(124,834)	(164,189)
Total stockholders’ (deficiency) equity	$(16,287)	$(35,830)	$(77,515)	$103,297	$71,043

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Amicus Therapeutics Inc. (Amicus) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule, orally-administered drugs, known as pharmacological chaperones, for the treatment of a range of human genetic diseases. Certain human diseases result from mutations in specific genes that, in many cases, lead to the production of proteins with reduced stability. Proteins with such mutations may not fold into their correct three-dimensional shape and are generally referred to as misfolded proteins. Misfolded proteins are often recognized by cells as having defects and, as a result, may be eliminated prior to reaching their intended location in the cell. The reduced biological activity of these proteins leads to impaired cellular function and ultimately to disease. Our novel approach to the treatment of human genetic diseases consists of using pharmacological chaperones that selectively bind to the target protein; increasing the stability of the protein and helping it fold into the correct three-dimensional shape. This allows proper trafficking of the protein, thereby increasing protein activity, improving cellular function and potentially reducing cell stress. We are researching the applicability of our platform pharmacological chaperone technology to treat various diseases in our discovery program and developing the use of our lead compounds in our clinical development program. We completed our Phase 2 clinical trials of Amigal (migalastat hydrochloride) and are currently conducting Phase 2 clinical trials of Plicera (isofagomine tartrate) and AT2220 (1-deoxynojirimycin HCl).
We have generated significant losses to date and expect to continue to generate losses as we continue the clinical development of Amigal, Plicera and AT2220 and conduct research on other programs. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through December 31, 2008, we have accumulated a deficit of $164.2 million. As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial over the next several years. Although Shire will be responsible for a portion of the costs associated with the clinical development of Amigal, Plicera and AT2220 as discussed below, we may need to obtain additional funds to further develop our research and development programs and product candidates.
In June 2007, we completed our initial public offering (IPO) of 5,000,000 shares of common stock at a public offering price of $15.00 per share. Net cash proceeds from the initial public offering were approximately $68.1 million after deducting underwriting discounts, commissions and offering expenses payable by us. In connection with the closing of the initial public offering, all of Amicus’ shares of redeemable convertible preferred stock outstanding at the time of the offering were automatically converted into 16,112,721 shares of common stock.
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
We received an initial, non-refundable license fee payment of $50 million from Shire in 2007. Joint development costs toward global approval of the three compounds are being shared 50/50 as per the collaboration agreement. In addition, we are eligible to receive, for all three drug product candidates, aggregate potential milestone payments of up to $150 million if certain clinical and regulatory milestones are achieved for all three of the programs, and $240 million in sales-based milestones for all three of the programs. We will also be eligible to receive tiered double-digit royalties on net sales of the products which are marketed outside of the U.S.
Financial Operations Overview
Revenue
The collaboration agreement with Shire became effective in November 2007. Shire paid us an initial, non-refundable license fee of $50 million at that time. At December 31, 2008, we recognized approximately $2.8 million of the license fee in Collaboration Revenue and $12.2 million of Research Revenue for reimbursed research and development fees. The license fee is being recognized as Collaboration Revenue over the 18 year performance obligation period. We have not generated any commercial sales revenue since our inception.

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
We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through December 31, 2008, we have incurred research and development expense in the aggregate of $127.6 million.
The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

				Period from
				February 4,
				2002
				(Inception) to
	Years Ended December 31,			December 31,
	2006	2007	2008	2008

Product Candidate
Third party direct project expenses
Amigal (Fabry Disease — Ended Phase 2)	$3,361	$4,648	$4,410	$25,440
Plicera (Gaucher Disease — Phase 2)	9,905	4,378	2,796	18,904
AT2220 (Pompe Disease — Phase 2)	4,427	3,426	2,836	11,024

Total third party direct project expenses	17,693	12,452	10,042	55,368

Other project costs (1)
Personnel costs	8,187	9,720	14,535	38,966
Other costs (2)	7,750	8,902	13,187	33,308

Total other project costs	15,937	18,622	27,722	72,274

Total research and development costs	$33,630	$31,074	$37,764	$127,642

(1)	Other project costs are leveraged across multiple clinical and pre-clinical projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. As a result, we are not able to reasonably estimate the period, if any, in which material net cash inflows may commence from our product candidates, Amigal, Plicera, AT2220 or any of our other preclinical product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the conduct, duration and cost of clinical trials, which vary significantly over the life of a project as a result of evolving events during clinical development, including:
•	the number of clinical sites included in the trials;
•	the length of time required to enroll suitable patients;
•	the number of patients that ultimately participate in the trials;
•	the results of our clinical trials; and
•	any mandate by the U.S. Food and Drug Administration (FDA) or other regulatory authority to conduct clinical trials beyond those currently anticipated.
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
General and Administrative Expense
General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services. We expect that our general and administrative expenses will increase as we add personnel and are subject to the reporting obligations applicable to public companies. From our inception in February 2002 through December 31, 2008, we spent $57.7 million on general and administrative expense.
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
Revenue Recognition
We recognize revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13 (SAB 104). Currently, we derive all of our revenues from our collaboration agreement with Shire and expect that we will continue to derive all, or at least a substantial portion of our revenues, from collaboration agreements over the next several years.

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
In November 2007, we entered into a collaboration agreement with Shire. We evaluated the multiple elements of this agreement in accordance with the guidance in EITF 00-21 and determined that the multiple deliverables did not have value on a stand alone basis and were unable to obtain verifiable objective evidence to determine the fair value of undelivered elements. As a result, we concluded that there was one single unit of accounting for this collaboration and determined that the period of our performance obligations under the agreement is 18 years. Upon execution of the agreement in November 2007, we received an initial upfront payment of $50 million from Shire which is being amortized to Collaboration Revenue over the period of the performance obligations which is contractually defined at 18 years.
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
We recognized stock-based compensation expense of $3.3 million, $4.0 million, and $6.4 million for the years ended 2006, 2007 and 2008, respectively. The following table summarizes information related to stock compensation expense recognized in the income statement (in thousands):

	Years Ended December 31,
	2006	2007	2008
Stock compensation expense recognized in:
Research and development expense	$1.7	$1.6	$2.5
General and administrative expense	1.6	2.4	3.9

Total stock compensation expense	$3.3	$4.0	$6.4

We use the Black-Scholes option pricing model when estimating the value for stock-based awards. The fair value of stock option awards subsequent to December 31, 2005 is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. We will continue to use a blended weighted average approach using our own historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined according to the SEC shortcut approach as described in SAB 107, Disclosure about Fair Value of Financial Instruments (SAB 107), which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures. The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended December 31,
	2006	2007	2008

Expected stock price volatility	74.8%	78.3%	78.2%
Risk free interest rate	4.7%	4.5%	3.0%
Expected life of options (years)	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00
The weighted-average grant-date fair value per share of options granted during 2006, 2007 and 2008 were $10.20, $9.45 and $7.36, respectively.
Prior to becoming a public company, the exercise prices for options granted were set by our board of directors, based on its determination of the fair market value of our common stock at the time of the grants with input from our management. The members of our board of directors have extensive experience in the life sciences industry and all but one are non-employee directors. In connection with the IPO, we performed a retrospective determination of fair value for financial reporting purposes of our common stock underlying stock option grants in 2005, 2006 and through April 2007, utilizing a combination of valuation methods described in the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, (the Practice Aid). We utilized the same combination of valuation methods to perform contemporaneous valuations of our common stock for each quarter subsequent to March 31, 2006.
These assumptions and methods are more fully described in our Form S-1/A (333-141700) that was declared effective by the SEC in May 2007.
Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share
We calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share. We have determined that the Series A, B, C, and D redeemable convertible preferred stock represented participating securities in accordance with EITF Issue No. 03-6 Participating Securities and the Two — Class Method under FASB Statement No. 128. However, because we operate at a loss, and losses are not allocated to the redeemable convertible preferred stock, the two class method does not affect our calculation of earnings per share. We had a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same. As a result of the IPO in May 2007, all outstanding redeemable convertible preferred stock was converted to common stock and were no longer outstanding as of December 31, 2008.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share (in thousands except share amounts):

	Years Ended December 31,
	2006	2007	2008

Historical
Numerator:
Net loss	$(46,345)	$(41,167)	$(39,355)
Deemed dividend	(19,424)	—	—
Accretion of redeemable convertible preferred stock	(159)	(351)	—

Net loss attributable to common stockholders	$(65,928)	$(41,518)	$(39,355)

Denominator:
Weighted average common shares outstanding — basic and diluted	735,967	13,235,755	22,493,803

Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 17.5 million, 24.9 million and 25.7 million for the years ended December 31, 2006, 2007 and 2008, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Research and Development Expense. Research and development expense was $37.8 million in 2008 representing an increase of $6.7 million or 22% from $31.1 million in 2007. The variance was primarily attributable to higher personnel costs of $4.8 million associated with headcount growth, a $0.7 million increase in research supplies and a $1.0 million increase in costs for travel and meetings primarily related to clinical studies, partially offset by a reduction in contract research and manufacturing costs due to the timing of studies and manufacturing campaigns of $0.7 million.
General and Administrative Expense. General and administrative expense was $19.7 million in 2008, an increase of $4.4 million or 29% from $15.3 million in 2007. The variance was primarily attributable to higher personnel costs of $3.8 million associated with headcount growth and $0.7 million of governance, insurance and compliance costs associated with being a public company, partially offset by a reduction in legal costs reflective of legal expenses associated with the collaboration agreement with Shire.
Depreciation and Amortization. Depreciation and amortization expense was $1.5 million in 2008, an increase of $0.3 million or 25%, from $1.2 million in 2007 due to assets acquired in 2008.
Interest Income and Interest Expense. Interest income was $4.8 million in 2008, compared to $5.1 million in 2007. The decrease of $0.3 million or 6% was due to lower average cash and cash equivalents balances and the decline in interest rates. Interest expense was $0.2 million in 2008, compared to $0.3 million in 2007. The decrease of $0.1 million or 38% was due to the decrease in capital lease borrowings.
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

Depreciation and Amortization. Depreciation and amortization expense was $1.2 million in 2007, an increase of $0.2 million or 20%, from $1.0 million in 2006. The increase is primarily due to assets acquired in the first nine months of 2007.
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
Liquidity and Capital Resources
Source of Liquidity
As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007 and $50.0 million from the non-refundable license fee from the Shire collaboration agreement in November 2007. The following table summarizes our significant funding sources as of December 31, 2008:

			Approximate
			Amount (1)
Funding (2)	Year	No. Shares	(in thousands)

Series A Redeemable Convertible Preferred Stock	2002	444,443	$2,500
Series B Redeemable Convertible Preferred Stock	2004, 2005, 2006, 2007	4,917,853	31,189
Series C Redeemable Convertible Preferred Stock	2005, 2006	5,820,020	54,999
Series D Redeemable Convertible Preferred Stock	2006, 2007	4,930,405	60,000
Common Stock	2007	5,000,000	75,000
Upfront License Fee from Shire	2007	—	50,000

		21,112,721	$273,688

(1)	Represents gross proceeds.

(2)	The Series A, B, C and D Redeemable Convertible Preferred Stock was converted to common stock upon the effectiveness of our IPO.
In addition, in conjunction with the Shire collaboration agreement, we received reimbursement of research and development expenditures from the date of the agreement (November 7, 2007) through year-end 2008 of $14.5 million.
As of December 31, 2008, we had cash and cash equivalents and marketable securities of $121.1 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.
Net Cash Used in and Provided by Operating Activities
Net cash used by operations for the year ended December 31, 2008 was $36.9 million due primarily to the net loss for the year ended December 31, 2008 of $39.3 million and the change in operating assets and liabilities of $5.5 million. The change in operating assets and liabilities of $5.5 million was due primarily to deferred revenue related to the collaboration agreement with Shire and lower accounts payable and accrued expenses at year-end 2008.
Net cash provided by operations for the year ended December 31, 2007 was $15.2 million due primarily to the change in operating assets and liabilities of $51.0 million and the change in fair value of warrant liability of $0.2 million, offset by the net loss for the year ended December 31, 2007 of $41.2 million. The change in operating assets and liabilities of $51.0 million was due primarily to deferred revenue related to the $50 million upfront licensing payment from Shire.
Net Cash Provided by and Used in Investing Activities
Net cash provided by investing activities for the year ended December 31, 2008 was $21.7 million. Net cash provided by investing activities reflects $178.1 million for the sale and redemption of marketable securities, offset by $153.7 million for the purchase of marketable securities and $2.7 million for the acquisition of property and equipment.
Net cash used in investing activities for the year ended December 31, 2007 was $75.0 million. Net cash used in investing activities reflects $200.7 million for the purchase of marketable securities and $0.7 million for the acquisition of property and equipment, offset by $126.4 million for the sale and redemption of marketable securities.

Net Cash Used in and Provided by Financing Activities
Net cash used in financing activities for the year ended December 31, 2008 was $1.0 million, consisting primarily of payments of equipment debt financing obligations of $1.5 million offset by $0.5 million proceeds from exercise of stock options and warrants.
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
Funding Requirements
We expect to incur losses from operations for the foreseeable future primarily due to increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials, and greater general and administrative expenses resulting from expanding our finance and administrative staff, adding infrastructure, and incurring additional costs related to being a public company. Our future capital requirements will depend on a number of factors, including:
•	the progress and results of our clinical trials of Amigal, Plicera and AT2220;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	our achievement of milestone payments under our collaboration agreement with Shire;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products and technologies; and

•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
We do not anticipate that we will generate revenue from commercial sales for at least the next several years, if at all. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. However, we believe that our existing cash and cash equivalents and short-term investments, together with the expected reimbursement of research and development expenses, excluding research milestones, from our collaboration with Shire, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least until 2011.
Financial Uncertainties Related to Potential Future Payments
Milestone Payments
We have acquired rights to develop and commercialize our product candidates through licenses granted by various parties. While our license agreements for Amigal and AT2220 do not contain milestone payment obligations, two of these agreements related to Plicera do require us to make such payments if certain specified pre-commercialization events occur. Upon the satisfaction of certain milestones and assuming successful development of Plicera, we may be obligated, under the agreements that we have in place, to make future milestone payments aggregating up to approximately $7.9 million. However, such potential milestone payments are subject to many uncertain variables that would cause such payments, if any, to vary in size.
The events that trigger these payments include:
•	completion of Phase 2 clinical trials;
•	commencement of Phase 3 clinical trials;
•	submission of a new drug application (NDA) to the FDA or foreign equivalents; and
•	receipt of marketing approval from the FDA or foreign equivalents.

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
On October 31, 2008, we amended and restated its license agreement with MSSM. The amended and restated agreement consolidated previous amendments into a single agreement, clarified the portion of royalties and milestone payments that we receive from Shire that are payable to MSSM, and provided us with the sole right to control the prosecution of patent rights described in the amended and restated license agreement. Under the terms of the amended and restated license agreement, we agreed to pay MSSM $2.6 million in connection with the $50 million upfront payment that we received in November 2007, which was already accrued for at year-end 2007, and an additional $2.6 million for the sole right to and control over the prosecution of patent rights.
Whether we will be obligated to make milestone or royalty payments in the future is subject to the success of our product development efforts and, accordingly, is inherently uncertain.
Contractual Obligations
The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

		Less than	1-3	3-5	Over 5
	Total	1 Year	Years	Years	Years

Operating lease obligations	$6,162	$2,145	$4,017	—	—
Capital lease obligations	1,294	957	337	—	—
Employment agreement	2,940	2,199	741	—	—

Total fixed contractual obligations (1)	$10,396	$5,301	$5,095	—	—

(1)	This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments, timing and/or the likelihood of such payments are not known, (c) amounts, if any, that may be committed in the future to construct additional facilities, and (d) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.
We lease office and laboratory space in Cranbury, New Jersey. One of these leases will expire by its terms in August 2009 and the other two subleases expire in February 2012. In 2008, we leased office and laboratory space in San Diego, CA and this lease will expire by its terms in September 2011.
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
On April 28, 2006, we entered into an employment agreement with our president and chief executive officer that provides for an annual base salary, a cash bonus of up to 50% of base salary, an executive medical reimbursement contract, annual reimbursement up to $220,000 for medical expenses not covered by the executive medical reimbursement contract or our medical or health insurance policies, and gross up for federal and state income taxes of income tax incurred in connection with medical reimbursement. The agreement will continue for successive one-year terms until either party provides written notice of termination to the other in accordance with the terms of the agreement. The table above includes costs associated with the remainder of the third one-year term and fourth one-year term ending April 28, 2010. The cost of the executive medical reimbursement contract is estimated based on current premiums.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2007 and 2008.
Recent Accounting Pronouncements
In May 2008, the FASB issued FASB Staff Position (FSP) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of these instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. 14-1 is also to be applied retrospectively to all periods presented except if these instruments were not outstanding during any of the periods that are presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We do not expect that this will have a significant impact on the financial statements of the Company.
In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect that this will have a significant impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that this will have a significant impact on our financial statements.
In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect that this will have a significant impact on our financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The pronouncement did not have a material effect on our financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal year 2008 but early adoption is permitted. The pronouncement did not have a material effect on our financial statements.
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

Management’s Report on Consolidated Financial Statements and Internal Control over Financial Reporting
The management of Amicus Therapeutics, Inc. has prepared, and is responsible for the Company’s consolidated financial statements and related footnotes. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.
We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Amicus Therapeutics, Inc.;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Amicus therapeutics, Inc. are being made only in accordance with authorizations of management and directors of Amicus therapeutics, Inc.; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of Amicus Therapeutics, Inc. that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.
Dated February 4, 2009

/s/ John F. Crowley President and Chief Executive Officer	/s/ James E. Dentzer Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Amicus Therapeutics, Inc.
We have audited the accompanying consolidated balance sheets of Amicus Therapeutics, Inc. and subsidiary (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2008 and the period February 4, 2002 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amicus Therapeutics, Inc. and subsidiary at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, and the period February 4, 2002 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
MetroPark, New Jersey
February 4, 2009

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2007	2008
Assets:
Current assets:
Cash and cash equivalents	$44,188	$28,073
Investments in marketable securities	117,339	93,051
Prepaid expenses and other current assets	1,513	2,463

Total current assets	163,040	123,587

Property and equipment, less accumulated depreciation and amortization of $2,793 and $4,260 at December 31, 2007 and 2008, respectively	3,790	4,919
Other non-current assets	267	267

Total Assets	$167,097	$128,773

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,465	$8,796
Current portion of capital lease obligations	1,527	877
Current portion of deferred revenue	3,801	3,705

Total current liabilities	15,793	13,378

Deferred revenue, less current portion	46,813	44,035
Capital lease obligations, less current portion	1,194	317

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,408,731 shares issued and outstanding at December 31, 2007, 50,000,000 shares authorized, 22,634,711 shares issued and outstanding at December 31, 2008	285	287
Additional paid-in capital	227,438	234,412
Accumulated other comprehensive income	408	533
Deficit accumulated during the development stage	(124,834)	(164,189)

Total stockholders’ equity	103,297	71,043

Total Liabilities and Stockholders’ Equity	$167,097	$128,773

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

				Period from
				February 4,
				2002
				(Inception) to
	Years Ended December 31,			December 31,
	2006	2007	2008	2008

Revenue:
Research revenue	$—	$1,375	$12,189	$13,564
Collaboration revenue	—	409	2,778	3,187

Total revenue	—	1,784	14,967	16,751

Operating Expenses:
Research and development	33,630	31,074	37,764	127,642
General and administrative	12,277	15,278	19,666	57,736
Impairment of leasehold improvements	—	—	—	1,030
Depreciation and amortization	952	1,237	1,493	4,287
In-process research and development	—	—	—	418

Total operating expenses	46,859	47,589	58,923	191,113

Loss from operations	(46,859)	(45,805)	(43,956)	(174,362)
Other income (expenses):
Interest income	1,990	5,135	4,819	12,760
Interest expense	(273)	(348)	(218)	(1,648)
Change in fair value of warrant liability	(23)	(149)	—	(454)
Other expense	(1,180)	—	—	(1,180)

Loss before income tax benefit	(46,345)	(41,167)	(39,355)	(164,884)
Income tax benefit	—	—	—	695

Net loss	(46,345)	(41,167)	(39,355)	(164,189)
Deemed dividend	(19,424)	—	—	(19,424)
Preferred stock accretion	(159)	(351)	—	(802)

Net loss attributable to common stockholders	$(65,928)	$(41,518)	$(39,355)	$(184,415)

Net loss attributable to common stockholders per common share — basic and diluted	$(89.58)	$(3.14)	$(1.75)

Weighted-average common shares outstanding — basic and diluted	735,967	13,235,755	22,493,803

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ (Deficiency)/Equity
Period from February 4, 2002 (inception) to December 31, 2002, and the six year period ended December 31, 2008
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

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity
Period from February 4, 2002 (inception) to December 31, 2002, and the six year period ended December 31, 2008
(in thousands, except share amounts)

						Deficit
						Accumulated
			Additional	Other		During the	Total
	Common Stock		Paid-In	Comprehensive	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Gain/ (Loss)	Compensation	Stage	(Deficiency) Equity

Balance at December 31, 2005	538,025	40	4,016	(16)	(2,547)	(37,322)	(35,829)
Stock issued from exercise of options	265,801	20	138	—	—	—	158
Stock issued for license payment	133,333	10	1,210	—	—	—	1,220
Reversal of deferred compensation upon adoption of FAS 123(R)	—	—	(2,547)	—	2,547	—	—
Stock-based compensation	53,333	—	2,816	—	—	—	2,816
Issuance of stock options to consultants	—	—	476	—	—	—	476
Accretion of redeemable convertible preferred stock	—	—	(159)	—	—	—	(159)
Reclassification of warrant liability upon exercise of Series B redeemable convertible preferred stock warrants	—	—	117	—	—	—	117
Beneficial conversion on issuance of Series C redeemable convertible preferred stock	—	—	19,424	—	—	—	19,424
Beneficial conversion charge (deemed dividend) on issuance of Series C redeemable convertible preferred stock	—	—	(19,424)	—	—	—	(19,424)
Comprehensive (Loss)/ Income:
Unrealized holding gain on available-for-sale securities	—	—	—	31	—	—	31
Net loss	—	—	—	—	—	(46,345)	(46,345)

Net total comprehensive loss	—	—	—	—	—	—	(46,314)

Balance at December 31, 2006	990,492	70	6,067	15	—	(83,667)	(77,515)
Stock issued from initial public offering	5,000,000	50	68,095	—	—	—	68,145
Stock issued from conversion of preferred shares	16,112,721	162	148,429	—	—	—	148,591
Stock issued from exercise of stock options, net	305,518	3	455	—	—	—	458
Stock based compensation	—	—	3,823	—	—	—	3,823
Issuance of stock options to consultants	—	—	162	—	—	—	162
Accretion of redeemable convertible preferred stock	—	—	(351)	—	—	—	(351)
Charge for warrant liability	—	—	758	—	—	—	758
Comprehensive (Loss)/ Income:
Unrealized holding gain on available-for-sale securities	—	—	—	393	—	—	393
Net loss	—	—	—	—	—	(41,167)	(41,167)

Net total comprehensive loss	—	—	—	—	—	—	(40,774)

Balance at December 31, 2007	22,408,731	285	227,438	408	—	(124,834)	103,297
Stock issued from exercise of stock options, net	225,980	2	528	—	—	—	530
Stock based compensation	—	—	6,446	—	—	—	6,446
Comprehensive (Loss)/ Income:
Unrealized holding gain on available-for-sale securities	—	—	—	125	—	—	125
Net loss	—	—	—	—	—	(39,355)	(39,355)

Net total comprehensive loss	—	—	—	—	—	—	(39,230)

Balance at December 31, 2008	22,634,711	$287	$234,412	$533	$—	$(164,189)	$71,043

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(in thousands)

				Period from
				February 4,
				2002
				(Inception) to
	Years Ended December 31,			December 31,
	2006	2007	2008	2008

Operating activities
Net loss	$(46,345)	$(41,167)	$(39,355)	$(164,189)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Non-cash interest expense	—	—	—	525
Depreciation and amortization	952	1,237	1,493	4,285
Amortization of non-cash compensation	—	—	—	522
Stock-based compensation	2,816	3,823	6,446	13,085
Non-cash charge for stock based compensation issued to consultants	475	162	—	853
Change in fair value of warrant liability	22	149	—	454
Loss on disposal of asset	—	—	44	44
Stock-based license payment	1,220	—	—	1,220
Impairment of leasehold improvements	—	—	—	1,030
Non-cash charge for in process research and development	—	—	—	418
Beneficial conversion feature related to bridge financing	—	—	—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	120	(1,192)	(949)	(2,463)
Other non-current assets	265	—	—	(288)
Account payable and accrued expenses	6,586	1,566	(1,669)	8,796
Deferred revenue	—	50,614	(2,873)	47,741

Net cash (used in)/provided by operating activities	(33,889)	15,192	(36,863)	(87,832)

Investing activities
Sale and redemption of marketable securities	37,441	126,370	178,100	347,166
Purchases of marketable securities	(62,013)	(200,743)	(153,687)	(439,801)
Purchases of property and equipment	(2,031)	(669)	(2,667)	(10,278)

Net cash (used in)/provided by investing activities	(26,603)	(75,042)	21,746	(102,913)

Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	63,371	24,053	—	143,022
Proceeds from issuance of common stock, net of issuance costs	—	68,093	—	68,093
Proceeds from the issuance of convertible notes	—	—	—	5,000
Payments of capital lease obligations	(881)	(1,388)	(1,528)	(4,393)
Payments from exercise of stock options	158	510	530	1,221
Proceeds from exercise of warrants (common and preferred)	91	97	—	264
Proceeds from capital asset financing arrangement	3,431	546	—	5,611

Net cash provided by/(used in) financing activities	66,170	91,911	(998)	218,818

Net increase/(decrease) in cash and cash equivalents	5,678	32,061	(16,115)	28,073
Cash and cash equivalents at beginning of year/ period	6,449	12,127	44,188	—

Cash and cash equivalents at end of year/period	$12,127	$44,188	$28,073	$28,073

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$273	$348	$218	$1,354
Non-cash activities
Conversion of preferred stock to common stock	$—	$148,591	$—	148,951
Conversion of notes payable to Series B redeemable convertible preferred stock	$—	$—	$—	$5,000
Accretion of redeemable convertible preferred stock	$159	$351	$—	$802
Beneficial conversion feature related to issuance of the additional issuance of Series C redeemable convertible preferred stock	$19,424	$—	$—	$19,424

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
In November 2007, the Company entered into a License and Collaboration Agreement with Shire Pharmaceuticals Ireland Ltd. (Shire). Under the agreement, the Company and Shire will jointly develop the Company’s three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal (migalastat hydrochloride), Plicera (isofagomine tartrate) and AT2220 (1-deoxynojirimycin HCl). For further information, see “ Note 12. Development and Commercialization Agreement with Shire.”
The Company had an accumulated deficit of approximately $164.2 million at December 31, 2008 and anticipates incurring losses through the year 2009 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from our initial public offering (IPO), the upfront licensing payment from Shire, reimbursed research and development costs from Shire and other financing arrangements. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to covers its cash flow requirements for 2009.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (U.S. GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.
Consolidation
The financial statements include the accounts of Amicus Therapeutics, Inc. and its wholly owned subsidiary, Amicus Therapeutics UK Limited. All significant intercompany transactions and balances are eliminated in consolidation. This subsidiary is not material to the overall financial statements of the Company.
Reclassifications
Certain reclassifications have been made to the December 31, 2007 consolidated financial statements in order to conform to the December 31, 2008 consolidated financial statements presentation. These reclassifications do not have an effect on net loss as previously reported.
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

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
Investment in Marketable Securities
Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/ (loss) as a separate component of stockholders’ (deficiency) equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment charges have been recorded in any of the years presented herein.
The Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), on January 1, 2008. SFAS No. 157 is applicable for all financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In accordance with SFAS No. 157, the Company’s available for sale investment securities are classified within Level 1 or Level 2 of the fair value hierarchy. These investment securities are valued using quoted market prices, broker or dealer quotations or other observable inputs.
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
Impairment of Long-Lived Assets
The Company performs a review of long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2006, 2007 and 2008.

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
Revenues for research and development costs that are reimbursable under collaboration agreements are recognized in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (EITF 99-19). The revenue associated with these reimbursable amounts is included in Research Revenue and the costs associated with these reimbursable amounts are included in research and development expenses. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has the risks and rewards as the principal in the research and development activities.
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
Other Comprehensive Income/ (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income/ (loss), including unrealized gains and losses on available-for-sale securities, to be included as part of total comprehensive income/ (loss). The components of comprehensive gain/loss are included in the statements of changes in stockholders’ (deficiency) equity.
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
Redeemable Convertible Preferred Stock
The carrying value of redeemable convertible preferred stock was increased by periodic accretions so that the carrying amount would equal the redemption amount at the earliest redemption date. These increases were reflected through charges to additional paid-in capital since the Company did not have retained earnings. Redeemable convertible preferred stock was converted into common stock upon completion of the Company’s IPO on a one-for-one basis.
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

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
Stock-Based Compensation
At December 31, 2008, the Company had three stock-based employee compensation plans, which are described more fully in “ Note 7. Stock Option Plans.” Until May 2007, the Company had one stock-based employee compensation plan. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Stock-based employee compensation cost was recognized in the statement of operations for periods prior to January 1, 2006; to the extent options granted under the plan had an exercise price that was less than the fair market value of the underlying common stock on the date of grant. Under the prospective transition method, compensation cost recognized for all stock-based payments granted subsequent to January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
The Company recognized stock-based compensation expense of $3.3 million, $4.0 million and $6.4 million in 2006, 2007 and 2008, respectively. The following table summarizes information related to stock compensation expense recognized in the income statement (in thousands):

	Years Ended December 31,
	2006	2007	2008
Stock compensation expense recognized in:
Research and development expense	$1.7	$1.6	$2.5
General and administrative expense	1.6	2.4	3.9

Total stock compensation expense	$3.3	$4.0	$6.4

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

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share (in thousands except share amounts):

	Years Ended December 31,
	2006	2007	2008

Historical
Numerator:
Net loss	$(46,345)	$(41,167)	$(39,355)
Deemed dividend	(19,424)	—	—
Accretion of redeemable convertible preferred stock	(159)	(351)	—

Net loss attributable to common stockholders	$(65,928)	$(41,518)	$(39,355)

Denominator:
Weighted average common shares outstanding — basic and diluted	735,967	13,235,755	22,493,803

Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 17.5 million, 24.9 million and 25.7 million for the years ended December 31, 2006, 2007 and 2008, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Dividends
The Company has not paid cash dividends on its capital stock to date. The Company currently intends to retain its future earnings, if any, to fund the development and growth of the business and do not foresee payment of a dividend in any upcoming fiscal period.
Recent Accounting Pronouncements
In May 2008, the FASB issued FASB Staff Position (FSP) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of these instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. 14-1 is also to be applied retrospectively to all periods presented except if these instruments were not outstanding during any of the periods that are presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company does not expect that this will have a significant impact on the financial statements of the Company.
In December 2007, the EITF of the FASB reached a consensus on issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement balances related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect that this will have a significant impact on the financial statements of the Company.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that this will have a significant impact on the financial statements of the Company.
In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect that this will have a significant impact on the financial statements of the Company.
In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The pronouncement did not have a material effect on the financial statements of the Company.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal year 2008 but early adoption is permitted. The pronouncement did not have a material effect on the financial statements of the Company.

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
3. Investments in Marketable Securities
The Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), on January 1, 2008. SFAS No. 157 is applicable for all financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 requires fair value measurements be classified and disclosed in one of the following three categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
Level 3 — Inputs that are unobservable for the asset or liability.
As of December 31, 2008, the Company held $93.0 million of available for sale investment securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/ (loss) as a separate component of stockholders’ (deficiency) equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment charges have been recorded.
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
Consistent with the Company’s investment policy, the Company does not use derivative financial instruments in its investment portfolio. The Company regularly invests excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated as many of our securities are either government backed or of the highest credit rating.
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

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
The Company’s available for sale investment securities are classified within Level 1 or Level 2 of the fair value hierarchy. These investment securities are valued using quoted market prices, broker or dealer quotations or other observable inputs. The fair value measurements of the Company’s available for sale investment securities are identified in the following table (in thousands):

		Fair Value Measurements at
		Reporting Date using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Commercial paper	$22,447	$—	$22,447	$—
Asset-backed securities	7,217	—	7,217	—
U.S. government agency securities	58,790	—	58,790	—
Corporate debt securities	4,597	—	4,597	—
Money market fund (cash equivalents)	24,626	24,626	—

	$117,677	$24,626	$93,051	$—

All of the Company’s available for sale investments as of December 31, 2007 and 2008 are due in one year or less.
Unrealized gains and losses are reported as a component of accumulated other comprehensive gain/loss in stockholders’ (deficiency) equity. For the years ended December 31, 2007 and 2008, unrealized holding gains included in accumulated other comprehensive income/(loss) were $0.4 million and $0.1 million, respectively.
For the years ended December 31, 2007 and 2008, there were no realized gains or losses. The cost of securities sold is based on specific identification method.
Unrealized loss positions in the available for sale securities as of December 31, 2007 and 2008 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months. The fair value of these available for sale securities in unrealized loss positions was $14.7 million and $8.9 million as of December 31, 2007 and 2008, respectively.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2007	2008

Property and equipment consist of the following:
Computer equipment	$694	$1,322
Computer software	167	996
Research equipment	3,089	4,096
Furniture and fixtures	579	657
Leasehold improvements	2,054	2,108

	6,583	9,179
Less accumulated depreciation and amortization	(2,793)	(4,260)

	$3,790	$4,919

Included in property and equipment are costs capitalized pursuant to capital lease obligations of $5.5 million and $5.4 million at December 31, 2007 and 2008. Depreciation and amortization expense relating to the capital lease obligations was $0.8 million, $1.1 million, $1.1 million and $3.1 million for the years ended December 31, 2006, 2007, and 2008, and for the Period February 4, 2002 (inception) to December 31, 2008, respectively.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
5. Accounts Payable and Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2008

Accounts payable	$530	$1,987
Accrued professional fees	979	283
Accrued contract manufacturing & contract research costs	6,035	2,985
Accrued compensation and benefits	2,279	2,846
Accrued facility costs	364	281
Accrued other	278	414

	$10,465	$8,796

6. Capital Structure
Common Stock
As of December 31, 2008, the Company was authorized to issue 50,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
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
In connection with an employment agreement and director compensation agreement, the Company issued 53,333 shares of common stock in return for services in 2005. The shares will vest over three and four year periods. The Company recorded $0.04 million, $0.1 million and $0.1 million as compensation expense during 2006, 2007 and 2008, respectively, in connection with the issuance of these restricted shares.
In connection with the formation of the Company, the Company issued 232,266 shares of common stock to the Mount Sinai School of Medicine of New York University (MSSM) in exchange for exclusive license rights for certain intellectual property. The value of the shares was accounted for as in-process research and development. In October of 2006, the Company amended its license agreement MSSM to expand its exclusive worldwide patent rights to develop and commercialize pharmacological chaperones. In connection with the amendment, the Company paid $1.0 million and issued 133,333 shares of its common stock valued at $1.2 million to MSSM.

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

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
The Company measured the fair value of its warrant liability using the Black-Scholes option pricing model with changes in fair value recognized in earnings. The value of the warrant liability at issuance was $0.4 million. The Company recognized changes in the fair value of the warrant liability as non-operating income or (expense) of $0, $(0.3 million), and $(0) in 2004, 2005, and 2006, respectively. In connection with the Company’s IPO, the Series B warrants were exercised for 40,797 shares of Series B redeemable convertible preferred stock and automatically converted into common stock on a one-for-one basis. As of December 31, 2008, there were no warrants outstanding.
7. Stock Option Plans
In April 2002, the Company’s Board of Directors and shareholders approved the Company’s 2002 Stock Option Plan (the 2002 Plan). In May 2007, the Company’s Board of Directors and shareholders approved the Company’s 2007 Stock Option Plan (the 2007 Plan) and 2007 Director Option Plan (the 2007 Director Plan). In June 2008, the Company’s Board of Directors and shareholders approved amendments to the 2007 Plan. Both the 2002 Plan and 2007 Plan provide for the granting of restricted stock and options to purchase common stock in the Company to employees, advisors and consultants at a price to be determined by the Company’s board of directors. The 2002 Plan and the 2007 Plan are intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company’s business. The Options may be incentive stock options (ISOs) or non-statutory stock options (NSOs). Under the provisions of each plan, no option will have a term in excess of 10 years. The 2007 Director Plan is intended to promote the recruiting and retention of highly qualified eligible directors and strengthen the commonality of interest between directors and stockholders by encouraging ownership of common stock of the Company. The options granted under the 2007 Director Plan are NSOs and under the provisions of this plan, no option will have a term in excess of 10 years.
The Board of Directors, or its committee, is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. Options granted pursuant to both the 2002 Plan and the 2007 Plan generally vest 25% on the first year anniversary date of grant plus an additional 1/48th for each month thereafter and may be exercised in whole or in part for 100% of the shares vested at any time after the date of grant. Options under the 2007 Director Plan are granted at the annual meeting of stockholders and vest on the date of the annual meeting of stockholders of the Company in the year following the year during which the options were automatically granted.
As of December 31, 2008, there were no shares reserved for issuance under the 2002 Plan. The Company has reserved up to 2,055,926 shares for issuance under the 2007 Plan and the 2007 Director Plan.
The Company recognized stock-based compensation expense of $3.3 million, $4.0 million and $6.4 million in 2006, 2007 and 2008, respectively. The following table summarizes information related to stock compensation expense recognized in the income statement (in thousands):

	Years Ended December 31,
	2006	2007	2008
Stock compensation expense recognized in:
Research and development expense	$1.7	$1.6	$2.5
General and administrative expense	1.6	2.4	3.9

Total stock compensation expense	$3.3	$4.0	$6.4

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
The Company uses the Black-Scholes option pricing model when estimating the fair value for stock-based awards. The fair value of stock option awards subsequent to December 31, 2005 is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. The Company will continue to use a blended weighted average approach using our own historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined according to the SEC shortcut approach as described in SAB No. 107, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.
The weighted-average grant-date fair value per share of options granted during 2006, 2007 and 2008 were $10.20, $9.45 and $7.36, respectively. The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended December 31,
	2006	2007	2008

Expected stock price volatility	74.8%	78.3%	78.2%
Risk free interest rate	4.7%	4.5%	3.0%
Expected life of options (years)	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00
The following table summarizes information about stock options outstanding:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life	Intrinsic Value
	(in thousands)			(in millions)

Options outstanding, December 31, 2005	1,237.1	$2.10
Granted	1,005.1	$6.00
Exercised	(265.8)	$0.60
Forfeited	(108.0)	$2.20

Options outstanding, December 31, 2006	1,868.4	$4.27
Granted	1,035.6	$13.16
Exercised	(308.6)	$1.80
Forfeited	(152.2)	$8.94

Options outstanding, December 31, 2007	2,443.2	$8.08
Granted	965.2	$10.49
Exercised	(225.1)	$2.48
Forfeited	(106.0)	$9.69

Options outstanding, December 31, 2008	3,077.3	$9.19	7.9 years	$3.5

Vested and unvested expected to vest, December 31, 2008	2,914.8	$9.09	7.9 years	$3.5
Exercisable at December 31, 2008	1,266.3	$7.36	7.0 years	$2.8

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008, was $2.5 million, $2.7 million and $1.9 million, respectively. As of December 31, 2008, the total unrecognized compensation cost related to non-vested stock options granted was $11.6 million and is expected to be recognized over a weighted average period of 2.4 years. Cash proceeds from stock options exercised during the years ended December 31, 2006, 2007 and 2008 were $0.2 million, $0.5 million and $0.6 million, respectively.
Restricted Stock Awards — Restricted stock awards are granted subject to certain restrictions, including in some cases service conditions (restricted stock). The grant-date fair value of restricted stock awards, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period.
The following table summarizes information on the Company’s restricted stock:

	Restricted Stock
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
	(in thousands)

Unvested at December 31, 2006	51.1	$8.94
Granted	—	$—
Vested	(16.1)	$8.88
Forfeited	—	$—

Unvested at December 31, 2007	35.0	$8.96
Granted	—	$—
Vested	(14.4)	$8.85
Forfeited	—	$—

Unvested at December 31, 2008	20.6	$9.04

Upon vesting in 2008, 2,640 shares were surrendered to fund minimum statutory tax withholding requirements. There were no restricted stock awards in 2008, 2007 or prior to 2006. As of December 31, 2008, the total unrecognized compensation cost related to unvested restricted stock awards was $0.2 million. This cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of restricted stock awards which vested during 2008 was $0.1 million.
8. 401(k) Plan
The Company has a 401(k) plan (the Plan) covering all eligible employees and through December 31, 2007, the Company had not made any match of employee contributions. During 2007, the Board of Directors approved a company matching program that began on January 1, 2008. The matching program allows for a company match of up to 5% of salary and bonus paid during the year. The Company’s total contribution to the Plan was $0.5 million for the year ended December 31, 2008.
9. Leases
Operating Leases
The Company leases its facilities in Cranbury, NJ. One of the leases will expire in August 2009 and the other two subleases will expire in February 2012 or on such earlier date upon mutual agreement of both parties. In 2008, the Company entered into a lease agreement for its laboratory and office space in San Diego, CA, which will expire in September 2011.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
At December 31, 2008, aggregate annual future minimum lease payments under these leases are as follows (in thousands):

Operating Leases
Years ending December 31:
2009	$2,145
2010	1,922
2011	1,839
2012	256
2013	—

$6,162

Rent expense for the years ended December 31, 2006, 2007 and 2008 were $1.6 million, $1.8 million and $2.0 million, respectively.
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
The remaining future minimum payments due for all non-cancelable capital leases as of December 31, 2008 are as follows (in thousands):

Capital Leases
Years ending December 31:
2009	$957
2010	295
2011	42
2012	—

1,294
Less payments for interest	(100)

Total principal obligation	1,194
Less short-term portion	(877)

Long-term portion	$317

The capital lease obligation is secured by the related assets financed by the leases.
10. Income Taxes
In June 2006, the FASB issued FIN 48 to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations. The Company did not recognize interest or penalties related to income tax during the period ended December 31, 2008 and did not accrue for interest or penalties as of December 31, 2008. The Company does not have an accrual for uncertain tax positions as of December 31, 2008. Tax returns for all years 2002 and thereafter are subject to future examination by tax authorities.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	For Years Ended December 31,
	2006	2007	2008

Current deferred tax asset
Non-cash stock issue	$246	$283	$1,560
Others	1,309	1,232	141

	1,555	1,515	1,701

Non-current deferred tax assets
Amortization/depreciation	1,289	1,129	2,682
Research tax credit	3,611	5,403	7,294
Net operating loss carry forwards	27,257	42,282	36,196
Deferred revenue	—	—	19,096
Others	121	478	518

Total deferred tax asset	33,833	50,807	67,487

Non-current deferred tax liability	—	—	—

Total net deferred tax asset	33,833	50,807	67,487
Less valuation allowance	(33,833)	(50,807)	(67,487)

Net deferred tax asset	$—	$—	$—

The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2006, 2007, and 2008, the Company recorded valuation allowances of $33.8 million, $50.8 million and $67.5 million, respectively, representing a change in the valuation allowance of $17.0 million and $16.7 million for the two previous fiscal year-ends, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years.
As of December 31, 2008, the Company had federal and state net operating loss carry forwards of approximately $91 million and $87 million, respectively. The federal carry forward will begin to expire in 2024 and will end in 2028. The state carry forward will begin to expire in 2012 and will end in 2015.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2006, 2007 and 2008 are as follows:

	Years Ended December 31,
	2006	2007	2008

Statutory rate	(34)%	(34)%	(34)%
State taxes, net of federal benefit	(6)	(5)	(5)
Permanent adjustments	1	3	2
R&D credit	(4)	(4)	(5)
Other	2	(1)	—
Valuation allowance	41	41	42

Net	0%	0%	0%

There was no income tax benefit recorded for the years ended December 31, 2006, 2007 or 2008.
11. Licenses
The Company acquired rights to develop and commercialize its product candidates through licenses granted by various parties. The following summarizes the Company’s material rights and obligations under those licenses:
Mt. Sinai School of Medicine of New York University (MSSM) — The Company acquired exclusive worldwide patent rights to develop and commercialize Amigal, Plicera and AT2220 and other pharmacological chaperones for the treatment of diseases which can be achieved by enhancing lysosomal enzyme activity pursuant to a license agreement with MSSM. In connection with this agreement, the Company issued 232,266 shares of common stock to MSSM in April 2002. In 2006, the Company amended its license agreement with MSSM to expand its exclusive worldwide patent rights to develop and commercialize pharmacological chaperones. In connection with the amendment, the Company paid $1.0 million and issued 133,333 shares of its common stock with an estimated fair value of $1.2 million to MSSM. In total, the Company recorded $2.2 million of research and development expense in connection with the amendment in 2006. This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2019 if a foreign patent is granted and 2018 otherwise, subject to any patent term extension that may be granted. Under this agreement, the Company has no milestone or future payments other than royalties on net sales. On October 31, 2008, the Company amended and restated its license agreement with MSSM which consolidated previous amendments into a single agreement, clarified the portion of royalties and milestone payments the Company receives from Shire that are payable to MSSM, and provided the Company with the sole right to control the prosecution of patent rights described in the amended and restated license agreement. Under the terms of the amended and restated license agreement, the Company agreed to pay MSSM $2.6 million in connection with the $50 million upfront payment that the Company received from Shire in November 2007, which was already accrued for at December 31, 2007 and an additional $2.6 million paid in the fourth quarter of 2008 for the sole right to and control over the prosecution of patent rights.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
University of Maryland, Baltimore County — The Company acquired exclusive U.S. patent rights to develop and commercialize Plicera for the treatment of Gaucher disease from the University of Maryland, Baltimore County. Under this agreement, the Company paid upfront and annual license fees of $30 thousand, which were expensed as research and development expense. The Company is required to make a milestone payment upon the demonstration of safety and efficacy of Plicera for the treatment of Gaucher disease in a Phase 2 study, and another payment upon receiving FDA approval for Plicera for the treatment of Gaucher disease. Upon satisfaction of both milestones, the Company could be required to make up to $0.2 million in aggregate payments. The Company is also required to pay royalties on net sales. This agreement expires upon expiration of the last of the licensed patent rights in 2015.
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

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
The Company recognized Research Revenue of $1.4 million and $12.2 million in 2007 and 2008, respectively. The Company also deferred reimbursed research and development costs to the current portion of deferred revenue of $1.0 million and $0.9 million at December 31, 2007 and December 31, 2008, respectively.
The Company recognized Collaboration Revenue related to the $50 million upfront license fee payment from Shire of $0.4 million and $2.8 million in 2007 and 2008, respectively. The Company also classified $2.8 million of the deferred revenue as current and $46.8 million as long-term at December 31, 2007 and classified $2.8 million as current and $44.0 million as long-term at December 31, 2008.
13. Selected Quarterly Financial Data (Unaudited — in thousands except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31

2007
Net loss	$(9,695)	$(9,396)	$(10,303)	$(11,773)
Net loss attributable to common stockholders	(9,736)	(9,706)	(10,303)	(11,773)
Basic and diluted net loss per common share (1)	(10.21)	(1.37)	(0.46)	(0.53)
2008
Net loss	(7,731)	(9,294)	(8,180)	(14,150)
Net loss attributable to common stockholders	(7,731)	(9,294)	(8,180)	(14,150)
Basic and diluted net loss per common share (1)	(0.34)	(0.41)	(0.36)	(0.63)

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amounts because of differences on the weighted-average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of December 31, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2008.
There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
Item 9B. OTHER INFORMATION.
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive proxy statement for our 2009 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report of Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.
Item 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.
Executive Officers
The following table sets forth certain information regarding our current executive officers as of February 1, 2009.
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
Matthew R. Patterson has served as Chief Operating Officer since September 2006. From December 2004 to September 2006 he served as Chief Business Officer. From 1998-2004, Mr. Patterson worked at BioMarin Pharmaceutical Inc. where he was Vice President, Regulatory and Government Affairs from 2001 to 2003 and later Vice President, Commercial Planning from 2003-2004. From 1993-1998, Mr. Patterson worked at Genzyme Corporation in Regulatory Affairs and Manufacturing. Mr. Patterson received a B.A. in Biochemistry from Bowdoin College.
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
David Palling, Ph.D., has served as Senior Vice President, Drug Development, since August, 2002. From September 1998 until August, 2002, Dr. Palling was with Johnson & Johnson, most recently serving as Vice President of Worldwide Assay Research and Development at Ortho Clinical Diagnostics, a subsidiary of Johnson & Johnson. Dr. Palling received B.Sc. and Ph.D. degrees in Chemistry from the University of London, King’s College and conducted post-doctoral research in Biochemistry at Brandeis University.
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
Andrew Shenker, M.D., Ph.D., has served as Vice President, Clinical Research since December 2007. From 2002 to 2007, Dr. Shenker was with Bristol-Myers Squibb where he served most recently as Medical Director in the Clinical Discovery Group. From 1995 to 2002, Dr. Shenker was Assistant Professor of Pediatrics, Molecular Pharmacology and Biological Chemistry at Northwestern University Medical School. Dr. Shenker obtained his Ph.D. in pharmacology and M.D. from the Mount Sinai School of Medicine in NYC, completed his internship and residency in Pediatrics at the Johns Hopkins Hospital and was a post-doctoral fellow at the National Institutes of Health.
Geoffrey P. Gilmore has served as Senior Vice President, General Counsel and Secretary since March 2008. Prior to joining Amicus, from 2003 to 2008, Mr. Gilmore was in the Law Department at Bristol-Myers Squibb Company, where most recently he served as Vice President and Senior Counsel. From 2002 to 2003, Mr. Gilmore was a Senior Attorney at Wyeth Pharmaceuticals. From 1997 to 2002, Mr. Gilmore held various positions in the law department of Bristol Myers Squibb Company. Prior to joining Bristol-Myers Squibb Company, Mr. Gilmore was an associate with the law firms, Ballard Spahr Andrews & Ingersoll, LLP, where he practiced in the Business and Finance Group, and Montgomery, McCracken, Walker & Rhoads, LLP, where he practiced in the Corporate & Securities Group. Mr. Gilmore received his B.A. from Franklin and Marshall College, and his J.D. from University of Michigan Law School.
Pol F. Boudes, M.D., has served as Chief Medical Officer since January 2009. Prior to joining Amicus, from 2004 to 2009, Dr. Boudes served as Head of Medical Development, US and Executive Director, Gynecology & Andrology at Bayer HealthCare Pharmaceuticals (formerly Berlex, Inc.). From 1996 to 2003, Dr. Boudes was Project Director, Senior Director, and Assistant Vice-President Worldwide Clinical Research, Women’s Health and Bone, and Internal Medicine at Wyeth Research. From 1991 to 1996 Dr. Boudes was Clinical Research Physician then Senior Clinical Research Physician and Global Clinical Leader, Virology at Hoffman-La Roche. From 1990 to 1991, Dr. Boudes was Global Project Manager, Immunology at Pasteur Merieux (now Sanofi Pasteur). Dr. Boudes practiced medicine and held academic appointments at University Hospitals (Marseille and Paris), the Paris Faculty of Medicine, the French Society of Internal Medicine and French Health Agencies. Dr. Boudes received B.S. and M.D. degrees from the University of Marseille, France and he is Board-certified in Geriatric Diseases, Internal Medicine, Endocrinology and Metabolic Diseases.
The other information required by this item is incorporated by reference from the definitive proxy statement which Amicus will file with the Securities and Exchange Commission no later than 120 days after December 31, 2008 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE.
(a)	1. Consolidated Financial Statements
The Consolidated Financial Statements are filed as part of this report.
2. Consolidated Financial Statement Schedules
All schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.
3. Exhibits

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

3.1	Restated Certificate of Incorporation of the Registrant.	S-1 (333-141700)	5/17/07	3.2
3.2	Restated By-laws of the Registrant.	S-1/A (333-141700)	4/27/07	3.4
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1 (333-141700)	3/30/07	4.1
4.2	Third Amended and Restated Investor Rights Agreement, dated as of September 13, 2006, as amended	S-1 (333-141700)	3/30/07	4.3
10.1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333-141700)	4/27/07	10.1
10.2	2007 Equity Incentive Plan and forms of option agreements	S-1/A (333-141700)	5/17/07	10.2
++10.3	Amended and Restated License Agreement, dated October, 31, 2008, by and between the Registrant and Mount Sinai School of Medicine of New York University				X
+10.4	License Agreement, dated as of June 26, 2003, by and between the Registrant and University of Maryland, Baltimore County, as amended	S-1 (333-141700)	3/30/07	10.4
+10.5	Exclusive License Agreement, dated as of June 8, 2005, by and between the Registrant and Novo Nordisk, A/S	S-1 (333-141700)	3/30/07	10.5
10.6	Sublease Agreement, dated as of May 12, 2005, by and between the Registrant and Purdue Pharma, L.P.	S-1 (333-141700)	3/30/07	10.6
10.7	Amended and Restated Employment Agreement, dated as of December 30, 2008, by and between the Registrant and John F. Crowley	Form 8-K Current Report	12/31/08	10.1
10.8	Letter Agreement, dated as of November 9, 2004, by and between the Registrant and Matthew R. Patterson	S-1 (333-141700)	3/30/07	10.8
10.9	Letter Agreement, dated as of July 27, 2006, by and between the Registrant and James E. Dentzer	S-1 (333-141700)	3/30/07	10.9
10.10	Letter Agreement, dated as of December 19, 2005, by and between the Registrant and David Lockhart, Ph.D.	S-1 (333-141700)	3/30/07	10.10
10.11	Consulting Agreement, dated as of February 28, 2006, by and between the Registrant and Donald J. Hayden, Jr.	S-1 (333-141700)	3/30/07	10.15
10.12	Form of Director and Officer Indemnification Agreement	S-1 (333-141700)	3/30/07	10.17
10.13	Employment Agreement, dated as of September 11, 2006, by and between the Registrant and Donald J. Hayden, Jr.	S-1/A (333-141700)	4/27/07	10.19
10.14	Restricted Stock Agreement, dated as of March 8, 2007, by and between the Registrant and James E. Dentzer	S-1/A (333-141700)	4/27/07	10.20
10.15	Restricted Stock Agreement, dated as of March 8, 2007, by and between the Registrant and Glenn P. Sblendorio	S-1/A (333-141700)	4/27/07	10.21
10.16	Lease Agreement, dated as of July 31, 2006, by and between the Registrant and Cedar Brook II Corporate Center, L.P.	S-1/A (333-141700)	4/27/07	10.22

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

10.17	2007 Director Option Plan and form of option agreement	S-1/A (333-141700)	5/17/07	10.23
10.18	2007 Employee Stock Purchase Plan	S-1/A (333-141700)	5/17/07	10.24
10.19	Amicus Therapeutics, Inc. 2007 Amended and Restated Equity Incentive Plan	Form 8-K Current Report	6/12/08	10.1
10.20	Lease Agreement dated as of September 11, 2008 by and between the Registrant and A/G Touchstone, TP, LLC.	Form 8-K Current Report	9/15/08	10.1
+10.21	License and Collaboration Agreement, dated as of November 7, 2007, by and between the Registrant and Shire Pharmaceuticals Ireland, Ltd.	Form 10-K Annual Report	2/08/08	10.20
10.22	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and David Lockhart, Ph.D.	Form 8-K Current Report	12/31/08	10.4
10.23	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and James E. Dentzer	Form 8-K Current Report	12/31/08	10.2
10.24	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Matthew R. Patterson	Form 8-K Current Report	12/31/08	10.3
10.25	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and David Palling, Ph.D.				X
10.26	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Bradley L. Campbell				X
10.27	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Gregory P. Licholai, M.D.	Form 8-K Current Report	12/31/08	10.5
10.28	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and S. Nicole Schaeffer				X
10.29	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and John R. Kirk				X
10.30	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Andrew Shenker, M.D., Ph.D.				X
10.31	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Geoffrey P. Gilmore				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treated has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

++	Confidential treated has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 4, 2009.

AMICUS THERAPEUTICS, INC. (Registrant)
By:	/s/ John F. Crowley
John F. Crowley
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Crowley (John F. Crowley)	Chief Executive Officer (Principal Executive Officer)	February 4, 2009

/s/ James E. Dentzer (James E. Dentzer)	Chief Financial Officer (Principal Financial and Accounting Officer)	February 4, 2009

/s/ Donald J. Hayden (Donald J. Hayden)	Chairman of the Board	February 4, 2009

/s/ Alexander E. Barkas, Ph.D. (Alexander E. Barkas, Ph.D.)	Director	February 4, 2009

/s/ Stephen Bloch, M.D. (Stephen Bloch, M.D.)	Director	February 4, 2009

/s/ P. Sherrill Neff (P. Sherrill Neff)	Director	February 4, 2009

/s/ Michael G. Raab (Michael G. Raab)	Director	February 4, 2009

/s/ Glenn Sblendorio (Glenn Sblendorio)	Director	February 4, 2009

/s/ James N. Topper, M.D., Ph.D. (James N. Topper, M.D., Ph.D.)	Director	February 4, 2009

/s/ Sol J. Barer, Ph.D. (Sol J. Barer, Ph.D.)	Director	February 4, 2009

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

3.1	Restated Certificate of Incorporation of the Registrant.	S-1 (333-141700)	5/17/07	3.2
3.2	Restated By-laws of the Registrant.	S-1/A (333-141700)	4/27/07	3.4
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1 (333-141700)	3/30/07	4.1
4.2	Third Amended and Restated Investor Rights Agreement, dated as of September 13, 2006, as amended	S-1 (333-141700)	3/30/07	4.3
10.1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333-141700)	4/27/07	10.1
10.2	2007 Equity Incentive Plan and forms of option agreements	S-1/A (333-141700)	5/17/07	10.2
++10.3	Amended and Restated License Agreement, dated October, 31, 2008, by and between the Registrant and Mount Sinai School of Medicine of New York University				X
+10.4	License Agreement, dated as of June 26, 2003, by and between the Registrant and University of Maryland, Baltimore County, as amended	S-1 (333-141700)	3/30/07	10.4
+10.5	Exclusive License Agreement, dated as of June 8, 2005, by and between the Registrant and Novo Nordisk, A/S	S-1 (333-141700)	3/30/07	10.5
10.6	Sublease Agreement, dated as of May 12, 2005, by and between the Registrant and Purdue Pharma, L.P.	S-1 (333-141700)	3/30/07	10.6
10.7	Amended and Restated Employment Agreement, dated as of December 30, 2008, by and between the Registrant and John F. Crowley	Form 8-K Current Report	12/31/08	10.1
10.8	Letter Agreement, dated as of November 9, 2004, by and between the Registrant and Matthew R. Patterson	S-1 (333-141700)	3/30/07	10.8
10.9	Letter Agreement, dated as of July 27, 2006, by and between the Registrant and James E. Dentzer	S-1 (333-141700)	3/30/07	10.9
10.10	Letter Agreement, dated as of December 19, 2005, by and between the Registrant and David Lockhart, Ph.D.	S-1 (333-141700)	3/30/07	10.10
10.11	Consulting Agreement, dated as of February 28, 2006, by and between the Registrant and Donald J. Hayden, Jr.	S-1 (333-141700)	3/30/07	10.15
10.12	Form of Director and Officer Indemnification Agreement	S-1 (333-141700)	3/30/07	10.17
10.13	Employment Agreement, dated as of September 11, 2006, by and between the Registrant and Donald J. Hayden, Jr.	S-1/A (333-141700)	4/27/07	10.19
10.14	Restricted Stock Agreement, dated as of March 8, 2007, by and between the Registrant and James E. Dentzer	S-1/A (333-141700)	4/27/07	10.20
10.15	Restricted Stock Agreement, dated as of March 8, 2007, by and between the Registrant and Glenn P. Sblendorio	S-1/A (333-141700)	4/27/07	10.21
10.16	Lease Agreement, dated as of July 31, 2006, by and between the Registrant and Cedar Brook II Corporate Center, L.P.	S-1/A (333-141700)	4/27/07	10.22
10.17	2007 Director Option Plan and form of option agreement	S-1/A (333-141700)	5/17/07	10.23
10.18	2007 Employee Stock Purchase Plan	S-1/A (333-141700)	5/17/07	10.24
10.19	Amicus Therapeutics, Inc. 2007 Amended and Restated Equity Incentive Plan	Form 8-K Current Report	6/12/08	10.1
10.20	Lease Agreement dated as of September 11, 2008 by and between the Registrant and A/G Touchstone, TP, LLC.	Form 8-K Current Report	9/15/08	10.1
+10.21	License and Collaboration Agreement, dated as of November 7, 2007, by and between the Registrant and Shire Pharmaceuticals Ireland, Ltd.	Form 10-K Annual Report	2/08/08	10.20
10.22	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and David Lockhart, Ph.D.	Form 8-K Current Report	12/31/08	10.4
10.23	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and James E. Dentzer	Form 8-K Current Report	12/31/08	10.2

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

10.24	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Matthew R. Patterson	Form 8-K Current Report	12/31/08	10.3
10.25	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and David Palling, Ph.D.				X
10.26	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Bradley L. Campbell				X
10.27	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Gregory P. Licholai, M.D.	Form 8-K Current Report	12/31/08	10.5
10.28	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and S. Nicole Schaeffer				X
10.29	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and John R. Kirk				X
10.30	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Andrew Shenker, M.D., Ph.D.				X
10.31	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Geoffrey P. Gilmore				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treated has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

++	Confidential treated has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.