Form 10-Q
period 2009-03-31
AMICUS THERAPEUTICS INC
filed 2009-05-08
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller-reporting company. See definition of “large accelerated filer,” accelerated filer” and “smaller-reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of April 24, 2009 was 22,643,334 shares.

AMICUS THERAPEUTICS, INC
Form 10-Q for the Quarterly Period Ended March 31, 2009
We have filed applications to register certain trademarks in the United States and abroad, including AMICUSTM, AMICUS THERAPEUTICSTM (and design), AMIGALTM and PLICERATM.

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
The forward-looking statements in this quarterly report on Form 10-Q include, among other things, statements about:
•	our plans to develop, seek regulatory approval for and commercialize Amigal, Plicera and AT2220;
•	our ongoing and planned discovery programs, preclinical studies and clinical trials;
•	our ability to enter into selective collaboration arrangements;
•	the timing of and our ability to obtain agreement with regulatory agencies on the design of our Phase 3 program for Amigal;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our ability to quickly and efficiently identify and develop product candidates;
•	the extent to which our scientific approach may potentially address a broad range of diseases across multiple therapeutic areas;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•	our belief about our ability to fund our operating expenses; and
•	our eligibility to receive milestone payments under our collaboration agreement with Shire Pharmaceuticals Ireland Ltd.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2008 that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.
You should read this quarterly report on Form 10-Q in conjunction with the documents that we reference herein. We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	December 31,	March 31,
	2008	2009
Assets:
Current assets:
Cash and cash equivalents	$28,073	$23,242
Investments in marketable securities	93,051	85,806
Prepaid expenses and other current assets	2,463	1,984

Total current assets	123,587	111,032

Property and equipment, less accumulated depreciation and amortization of $4,260 and $4,762 at December 31, 2008 and March 31, 2009, respectively	4,919	5,076
Other non-current assets	267	267

Total Assets	$128,773	$116,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,796	$8,683
Current portion of deferred revenue	3,705	3,176
Current portion of capital lease obligations	877	695

Total current liabilities	13,378	12,554

Deferred revenue, less current portion	44,035	43,341
Capital lease obligations, less current portion	317	223

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,634,711 shares issued and outstanding at December 31, 2008, 50,000,000 shares authorized, 22,643,056 shares issued and outstanding at March 31, 2009	287	287
Additional paid-in capital	234,412	236,397
Accumulated other comprehensive income	533	234
Deficit accumulated during the development stage	(164,189)	(176,661)

Total stockholders’ equity	71,043	60,257

Total Liabilities and Stockholders’ Equity	$128,773	$116,375

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

			Period from
			February 4,
			2002
	Three Months		(inception)
	Ended March 31,		to March 31,
	2008	2009	2009
Revenue:
Research revenue	$2,466	$3,912	$17,476
Collaboration revenue	694	694	3,881

Total revenue	3,160	4,606	21,357

Operating Expenses:
Research and development	$6,941	$11,875	$139,517
General and administrative	5,186	5,195	62,931
Impairment of leasehold improvements	—	—	1,030
Depreciation and amortization	321	505	4,792
In-process research and development	—	—	418

Total operating expenses	12,448	17,575	208,688

Loss from operations	(9,288)	(12,969)	(187,331)
Other income (expenses):
Interest income	1,702	526	13,286
Interest expense	(70)	(29)	(1,677)
Change in fair value of warrant liability	—	—	(454)
Other expense	—	—	(1,180)

Loss before tax benefit	(7,656)	(12,472)	(177,356)
(Provision for)/benefit from income taxes	(75)	—	695

Net loss	(7,731)	(12,472)	(176,661)
Deemed dividend	—	—	(19,424)
Preferred stock accretion	—	—	(802)

Net loss attributable to common stockholders	$(7,731)	$(12,472)	$(196,887)

Net loss attributable to common stockholders per common share — basic and diluted	$(0.34)	$(0.55)

Weighted-average common shares outstanding — basic and diluted	22,412,689	22,613,850

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Three Months		(inception) to
	Ended March 31,		March 31,
	2008	2009	2009
Operating activities
Net loss	$(7,731)	$(12,472)	$(176,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	321	505	4,788
Amortization of non-cash compensation	—	—	522
Stock-based compensation — employees	1,347	1,972	15,057
Stock-based compensation — non-employees	—	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	—	—	454
Loss on disposal of asset	—	2	47
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Beneficial conversion feature related to bridge financing	—	—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	437	479	(1,984)
Other non-current assets	—	—	(289)
Accounts payable and accrued expenses	(1,687)	(113)	8,683
Deferred revenue	117	(1,223)	46,517

Net cash used in operating activities	(7,196)	(10,850)	(98,685)
Investing activities
Sale and redemption of marketable securities	30,781	45,462	392,628
Purchases of marketable securities	(49,275)	(38,516)	(478,317)
Purchases of property and equipment	(162)	(665)	(10,940)

Net cash (used in)/provided by investing activities	(18,656)	6,281	(96,629)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	143,022
Proceeds from the issuance of common stock, net of issuance costs	—	—	68,093
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(383)	(276)	(4,669)
Proceeds from exercise of stock options	250	14	1,235
Proceeds from exercise of warrants (common and preferred)	—	—	264
Proceeds from capital asset financing arrangement	—	—	5,611

Net cash (used in)/ provided by financing activities	(133)	(262)	218,556

Net (decrease)/ increase in cash and cash equivalents	(25,985)	(4,831)	23,242
Cash and cash equivalents at beginning of period	44,188	28,073	—

Cash and cash equivalents at end of period	$18,203	$23,242	$23,242

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$70	$29	$1,383
Non-cash activities
Conversion of notes payable to preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$—	$—	$148,591
Accretion of redeemable convertible preferred stock	$—	$—	$802
Beneficial conversion feature related to the issuance of Series C redeemable convertible preferred stock	$—	$—	$19,424
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
In November 2007, the Company entered into a License and Collaboration Agreement with Shire Pharmaceuticals Ireland Ltd. (Shire). Under the agreement, the Company and Shire will jointly develop the Company’s three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal (migalastat hydrochloride), Plicera (afegostat tartrate) and AT2220 (1-deoxynojirimycin HCl). For further information, see “— Note 7. Development and Commercialization Agreement with Shire.”
The Company has an accumulated deficit of approximately $176.7 million at March 31, 2009 and anticipates incurring losses through the year 2009 and beyond. The Company has not yet generated commercial sales revenues and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from our initial public offering (IPO), the upfront licensing payment from Shire and other financing arrangements. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2009.
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
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. For a complete description of the Company’s accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Revenue Recognition
The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13 (SAB 104).
In determining the accounting for collaboration agreements, the Company follows the provisions of Emerging Issues Task Force (EITF) Issue 07-1, Accounting for Collaborative Arrangements (EITF 07-1) and Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 07-1 and EITF 00-21 provides guidance on collaborative arrangement and whether an arrangement involves multiple revenue-generating deliverables that should be accounted for as a single unit of accounting or divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined (if not already contractually defined) for the entire arrangement. If the arrangement represents separate units of accounting according to the EITF separation criteria, a revenue recognition policy must be determined for each unit. Revenues for non-refundable upfront license fee payments will be recognized on a straight line basis as Collaboration Revenue over the period of the performance obligations.

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
New Accounting Standards
At its April 2009 Board meeting, the Financial Accounting Standards Board (FASB) issued the following:
•	FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). FSP 115-2 provides new guidance on the recognition of an Other Than Temporary Impairment and provides new disclosure requirements. The recognition and presentation provisions apply only to debt securities classified as available for sale and held to maturity.
•	Proposed Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; An amendment of FASB Statement No. 107 (FSP 107-1). FSP 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (Statement No. 107), to interim financial statements of publicly traded companies. Statement No. 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), when practicable to do so. These fair value disclosures must be presented together with the carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to amounts reported on the balance sheet. An entity must also disclose the methods and significant assumptions used to estimate the fair value of the financial instruments.
•	FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity has Significantly Decreased and Identifying Transactions that are Not Orderly (FSP 157-4). FSP 157-4 amends FASB Statement No. 157, Fair Value Measurement, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability.
Each of the accounting pronouncements listed above is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of reviewing the impact of each of the accounting pronouncements listed above but does not expect the adoption of these accounting pronouncements to have a material impact on its consolidated financial statements.
In December 2007, the EITF of the FASB reached a consensus on EITF 07-1 which became effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. EITF 07-1 was also to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

Note 2. Investments in Marketable Securities
The Company has adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), which is applicable for all financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 requires fair value measurements be classified and disclosed in one of the following three categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
Level 3 — Inputs that are unobservable for the asset or liability.
As of March 31, 2009, the Company held $85.8 million of available for sale investment securities and in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and these investments are classified as available-for-sale and are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.
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
Consistent with the Company’s investment policy, the Company does not use derivative financial instruments in its investment portfolio. The Company regularly invests excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated as many of these securities are either government backed or of the highest credit rating.
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

The Company’s available for sale investment securities are classified within Level 1 or Level 2 of the fair value hierarchy. These investment securities are valued using quoted market prices, broker or dealer quotations or other observable inputs. The fair value measurements of the Company’s available for sale investment securities are identified in the following table (in thousands):

		Fair Value Measurements at
		Reporting Date using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Commercial paper	$14,492	$—	$14,492	$—
Asset-backed securities	1,055	—	1,055	—
U.S. government agency securities	65,680	—	65,680	—
Corporate debt securities	4,579	—	4,579	—
Money market fund (cash equivalents)	20,755	20,755	—	—

	$106,561	$20,755	$85,806	$—

Note 3. Stock-Based Compensation
During the three months ended March 31, 2009, the Company recorded compensation expense of approximately $2.0 million. The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities. As of March 31, 2009, the total unrecognized compensation cost related to non-vested stock options granted was $15.6 million and is expected to be recognized over a weighted average period of 2.7 years.
The fair value of the options granted is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2008	2009
Expected stock price volatility	78.2%	80.6%
Risk free interest rate	2.9%	2.1%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00
A summary of option activities related to the Company’s stock options for the three months ended March 31, 2009 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in millions)
Balance at December 31, 2008	3,077.3	$9.19
Options granted	940.0	$10.35
Options exercised	(9.0)	$2.12
Options forfeited	(49.5)	$9.39

Balance at March 31, 2009	3,958.8	$9.48	8.1 years	$4.8

Vested and unvested expected to vest, March 31, 2009	3,686.3	$9.38	8.1 years	$4.8
Exercisable at March 31, 2009	1,552.7	$7.81	7.1 years	$4.0

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

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2008	2009
Statement of Operations
Net loss attributable to common stockholders	$(7,731)	$(12,472)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.34)	$(0.55)
Note 5. Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2009
Net loss	$(7,731)	$(12,472)
Change in unrealized net gain/(loss) on marketable securities	522	(300)

Comprehensive loss	$(7,209)	$(12,772)

Accumulated other comprehensive loss equals the unrealized net gains and losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.
Note 6. Capital Structure
Common Stock
As of March 31, 2009, the Company was authorized to issue 50,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
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
During the three months ended March 31, 2008 and 2009, the Company recorded $0.7 million in each period in Collaboration Revenue. As of March 31, 2008, the Company recorded $2.8 million of current deferred revenue and $46.1 million of long-term deferred revenue related to the $50 million upfront payment. As of March 31, 2009, the Company recorded $2.8 million of current deferred revenue and $43.3 million of long-term deferred revenue related to the $50 million upfront payment.
During the three months ended March 31, 2008 and 2009, the Company recorded $2.5 million and $3.9 million, respectively, in Research Revenue. As of March 31, 2008 and 2009, the Company recorded $1.8 million and $0.4 million, respectively, of current portion of deferred revenue related to reimbursed research and development costs.

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
We have three compounds in clinical development: Amigal (migalastat hydrochloride) for the treatment of Fabry disease, Plicera (afegostat tartrate) for the treatment of Gaucher disease and AT2220 (1-deoxynojirimycin HCl) for the treatment of Pompe disease.
Amigal: In the first quarter of 2009, Amicus continued to work closely with the U.S. and E.U. regulatory authorities in an effort to finalize its Phase 3 development program for Amigal. The Company remains on track to announce the final Phase 3 protocol intended to support U.S. approval and to initiate Phase 3 development of Amigal in the second quarter of 2009. Additionally, in March 2009 at the American College of Medical Genetics 2009 Annual Meeting in Tampa, FL, the Company presented positive results from its Phase 2 extension study with Amigal. Amicus reported that treatment with Amigal was generally well-tolerated, with no drug-related serious adverse events. The most common adverse events were headache, arthralgia and diarrhea. Subjects identified as responders to Amigal at the completion of the Phase 2 studies continued to maintain elevated levels of the target enzyme (a-Gal A), as measured in white blood cells, and reduced levels of the target substrate (kidney GL-3), as measured in urine. A reduction of GL-3 levels was also observed in interstitial capillary cells from kidney biopsies. Previously reported Phase 2 results indicated that little to no GL-3 was detected in these cells in most subjects prior to treatment with Amigal. The new data were obtained from the retesting of biopsies using an improved methodology. Preliminary results from the evaluation of modified doses and a new dosing regimen were also presented.

Plicera: A Phase 2 clinical trial of the Company’s investigational drug Plicera is ongoing. This 6-month study is designed to evaluate safety and to demonstrate trends of efficacy, as measured by the standard endpoints in Gaucher disease. The Company expects to report the results late in the third quarter of 2009. In addition, Amicus will continue to work closely with its partner, Shire HGT, to prepare for Phase 3 development of Plicera pending the results of the ongoing Phase 2 trial. Furthermore, during the first quarter of 2009, the Company announced the issuance of United States Patent No. 7,501,439, titled “Tartrate Salt of Isofagomine and Methods of Use.” The patent covers the tartrate salt form of isofagomine, the active ingredient in the Plicera, and its use for the treatment of Gaucher disease. The patent will expire in 2027.
AT2220: As previously reported, the Company suspended enrollment for the Phase 2 clinical trial of its investigational drug AT2220 and received notice from the U.S. Food and Drug Administration (FDA) that the trial is on clinical hold. The Company is evaluating all data and continues to work closely with the FDA to determine appropriate next steps. The Company will provide updated guidance for reporting results in the upcoming months. Amicus initiated the Phase 2 clinical trial of AT2220 in adults with Pompe disease in June 2008. Based on encouraging safety data from both preclinical and Phase 1 studies, the approved Phase 2 trial protocol involved initial treatment with a high dose of AT2220. Two patients enrolled in the trial experienced self-reported adverse events and subsequently withdrew from the trial. The events were categorized by the site investigator as serious and probably related to treatment with AT2220. The events have no impact on Amicus’ ongoing studies with its investigational drugs Amigal for Fabry disease and Plicera for Gaucher disease.
Research: Amicus continues to invest in research and development to assess the potential for applying its versatile chaperone technology platform to the treatment of a broader range of human genetic diseases. As part of this effort, Amicus continues to conduct preclinical studies in Parkinson’s disease and is investing in new research aimed at evaluating disease targets for other neurodegenerative and genetic disorders.
Costs associated with the clinical development of Amigal, Plicera and AT2220 and research conducted on other programs have caused us to generate significant losses to date, which we expect to continue. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through March 31, 2009, we have accumulated a deficit of $176.7 million. As we have not yet generated commercial sales revenue from any of our product candidates, our operating losses will continue and are likely to be substantial over the next several years. Although Shire will be responsible for a portion of the costs associated with the clinical development of Amigal, Plicera and AT2220 as discussed below, we may need to obtain additional funds to further develop our research and development programs and product candidates.
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

Financial Operations Overview
Revenue
In connection with our collaboration agreement with Shire, Shire paid us an initial, non-refundable license fee of $50 million and reimburses us for certain research and development costs associated with our lead clinical development programs. For the three months ended March 31, 2008 and 2009, we recognized approximately $0.7 million of the license fee in Collaboration Revenue in each period. For the three months ended March 31, 2008 and 2009, we recognized $2.5 million and $3.9 million, respectively, of Research Revenue for reimbursed research and development costs. The license fee will be recognized as Collaboration Revenue over the 18 year performance obligation period. We have not generated any commercial sales revenue since our inception.
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
We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through March 31, 2009, we have incurred research and development expense in the aggregate of $139.5 million.

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

			Period from
			February 4, 2002
	Three Months Ended		(inception) to
	March 31,		March 31,
Product Candidate	2008	2009	2009
Third party direct project expenses
Amigal (Fabry Disease — Ended Phase 2)	$703	$1,461	$26,901
Plicera (Gaucher Disease — Phase 2)	486	1,989	20,893
AT2220 (Pompe Disease — Phase 2)	485	605	11,629

Total third party direct project expenses	1,674	4,055	59,423
Other project costs (1)
Personnel costs	3,381	4,981	43,947
Other costs (2)	1,886	2,839	36,147

Total other project costs	5,267	7,820	80,094

Total research and development costs	$6,941	$11,875	$139,517

(1)	Other project costs are leveraged across multiple projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.
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
General and Administrative Expense
General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense, and accounting services. From our inception in February 2002 through March 31, 2009, we spent $62.9 million on general and administrative expense.

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
While there were no significant changes during the quarter ended March 31, 2009 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13 (SAB 104).
In determining the accounting for collaboration agreements, the Company follows the provisions of Emerging Issues Task Force (EITF) Issue 07-1, Accounting for Collaborative Arrangements (EITF 07-1) and Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 07-1 and EITF 00-21 provides guidance on collaborative arrangement and whether an arrangement involves multiple revenue-generating deliverables that should be accounted for as a single unit of accounting or divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined (if not already contractually defined) for the entire arrangement. If the arrangement represents separate units of accounting according to the EITF separation criteria, a revenue recognition policy must be determined for each unit. Revenues for non-refundable upfront license fee payments will be recognized on a straight line basis as Collaboration Revenue over the period of the performance obligations.
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
Stock-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the fair value method, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Our financial statements as of the three months ended March 31, 2008 and 2009 reflect the impact of SFAS No. 123(R). We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period of the last separately vesting portion of each award. Expected volatility was calculated based on a blended weighted average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. The average expected life was determined using the SEC shortcut approach as described in Staff Accounting Bulletin No. 107 which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.
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
Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share
We calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share. However, because we operate at a loss, and losses are not allocated to the redeemable convertible preferred stock, the two-class method does not affect our calculation of earnings per share. We had a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended
	March 31,
(In thousands, except per share amount)	2008	2009
Historical
Numerator:
Net loss attributable to common stockholders	$(7,731)	$(12,472)

Denominator:
Weighted average common shares outstanding — basic and diluted	22,412,689	22,613,850

Dilutive common stock equivalents would include the dilutive effect common stock options for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 24.9 million and 26.6 million for the three months ended March 31, 2008 and 2009, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Research and Development Expense. Research and development expense was $11.9 million for the three months ended March 31, 2009 representing an increase of $5.0 million or 72% from $6.9 million for the three months ended March 31, 2008. The variance was primarily attributable to higher personnel costs associated with headcount growth and an increase in contract research and manufacturing costs primarily due to the timing of batch production. We expect research and development expense to continue to increase in 2009 as we move forward with clinical trials relating to our lead clinical development compounds and expand our discovery research activities.
General and Administrative Expense. General and administrative expense was $5.2 million for the three months ended March 31, 2009, which is equal to the spending for the three months ended March 31, 2008. There was no variance in spending primarily due to higher personnel costs associated with headcount growth, primarily offset by decreases in third party legal fees, consulting and recruiting costs.
Interest Income and Interest Expense. Interest income was $0.5 million for the three months ended March 31, 2009, compared to $1.7 million for the three months ended March 31, 2008. The decrease of $1.2 million or 71% was due to lower cash and cash equivalents balances and the continuing decline in average interest rates. Interest expense was approximately $0.1 million for the three months ended March 31, 2009 and 2008.

Liquidity and Capital Resources
Source of Liquidity
As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since our inception in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our initial public offering in June 2007 and $50.0 million from the non-refundable license fee from the Shire collaboration agreement in November 2007. The following table summarizes our significant funding sources as of March 31, 2009:

			Approximate
			Amount(1)
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
In addition, in conjunction with the Shire collaboration agreement, we have received reimbursement of research and development expenditures from the date of the agreement (November 7, 2007) through March 31, 2009 of $17.9 million.
As of March 31, 2009, we had cash, cash equivalents and marketable securities of $109.0 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.
Net Cash Used in Operating Activities
Net cash used in operations for the three months ended March 31, 2008 was $7.2 million due to the net loss for the three months ended March 31, 2008 of $7.7 million and the change in operating assets and liabilities of $1.1 million.
Net cash used in operations for the three months ended March 31, 2009 was $10.8 million due to the net loss for the three months ended March 31, 2009 of $12.5 million and a reduction in deferred revenue of $1.2 million partially offset by the change in other operating assets and liabilities of $0.4 million.

Net Cash (Used in)/Provided By Investing Activities
Net cash used in investing activities for the three months ended March 31, 2008 was $18.7 million. Net cash used in investing activities reflects $49.3 million for the purchase of marketable securities and $0.2 million for the acquisition of property and equipment, partially offset by $30.8 million for the sale and redemption of marketable securities.
Net cash provided by investing activities for the three months ended March 31, 2009 was $6.3 million. Net cash used in investing activities reflects $38.5 million for the purchase of marketable securities and $0.7 million for the acquisition of property and equipment, partially offset by $45.5 million for the sale and redemption of marketable securities.
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2008 was $0.1 million, consisting primarily of $0.4 million of payments of capital lease obligations offset by $0.3 million of proceeds from exercise of stock options.
Net cash used in financing activities for the three months ended March 31, 2009 was $0.3 million, consisting primarily of payments of capital lease obligations.
Funding Requirements
We expect to incur losses from operations for the foreseeable future primarily due to increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials, and greater general and administrative expenses resulting from expanding our finance and administrative staff, adding infrastructure, and incurring additional costs related to being a public company. Our future capital requirements will depend on a number of factors, including:
•	the progress and results of our clinical trials of Amigal, Plicera and AT2220;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;

•	our achievement of milestone payments under our collaboration agreement with Shire;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent application and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products and technologies; and

•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
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
The events that trigger these payments include:
•	completion of Phase 2 clinical trials;
•	commencement of Phase 3 clinical trials;
•	submission of a new drug application to the FDA or foreign equivalents; and
•	receipt of marketing approval from the FDA or foreign equivalents.
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
On October 31, 2008, the Company amended and restated its license agreement with MSSM. The amended and restated agreement consolidated previous amendments into a single agreement, clarified the portion of royalties and milestone payments the Company receives from Shire that are payable to MSSM, and provided the Company with the sole right to control the prosecution of patent rights described in the amended and restated license agreement. Under the terms of the amended and restated license agreement, the Company agreed to pay MSSM $2.6 million in connection with the $50 million upfront payment that the Company received in November 2007 and an additional $2.6 million for the sole right to and control over the prosecution of patent rights.
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
During the fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not a party to any material legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes with respect to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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
As of May 1, 2009, we had invested the $68.1 million in net proceeds from the offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through May 1, 2009, we have not used the net proceeds from the offering. We intend to use the proceeds for clinical development of our drug candidates, for research and development activities relating to additional preclinical programs and to fund working capital and other general corporate purposes, which may include the acquisition or licensing of complementary technologies, products or businesses.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our common stock for the three months ended March 31, 2009:

			(c) Total number of
		(b)	shares purchased as	(d) Maximum number of shares
	(a) Total number	Average	part of publicly	that may yet be
	of shares	Price Paid	announced plans or	purchased under the plans or
Period	purchased	per Share	programs	programs

January 1, 2009 – January 31, 2009	220	$7.98	—	4,635

February 1, 2009 – February 28, 2009	220	$8.69	—	4,415

March 1, 2009 – March 31, 2009	220	$8.06	—	4,195

Total	660		—

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Amended and Restated By-laws

10.1		Summary Management Bonus Program

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.
Date: May 6, 2009	By:	/s/ JOHN F. CROWLEY
John F. Crowley
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2009	By:	/s/ JAMES E. DENTZER
James E. Dentzer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Amended and Restated By-laws

10.1		Summary Management Bonus Program

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.