Form 10-Q
period 2009-06-30
AMICUS THERAPEUTICS INC
filed 2009-08-06
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of July 24, 2009 was 22,643,184 shares.

AMICUS THERAPEUTICS, INC
Form 10-Q for the Quarterly Period Ended June 30, 2009

Page

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	4

Consolidated Balance Sheets as of December 31, 2008 and June 30, 2009	4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2009, and period February 4, 2002 (inception) to June 30, 2009	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2009, and period February 4, 2002 (inception) to June 30, 2009	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4T. Controls and Procedures	23

PART II. OTHER INFORMATION	23

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	27

SIGNATURES	28

INDEX TO EXHIBITS	29

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
The forward-looking statements in this quarterly report on Form 10-Q include, among other things, statements about:
•	our plans to develop, seek regulatory approval for and commercialize Amigal, Plicera and AT2220;
•	our ongoing and planned discovery programs, preclinical studies and clinical trials;
•	our ability to enter into selective collaboration arrangements and obtain milestone, royalty or other payments from any such collaborators;
•	the timing of and our ability to obtain agreement with regulatory agencies on the design of our Phase 3 program for Amigal;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our ability to quickly and efficiently identify and develop product candidates;
•	the extent to which our scientific approach may potentially address a broad range of diseases across multiple therapeutic areas;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•	our belief about our ability to fund our operating expenses; and
•	our eligibility to receive milestone payments under our collaboration agreement with Shire Pharmaceuticals Ireland Ltd.
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
Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2008	2009
Assets:
Current assets:
Cash and cash equivalents	$28,073	$15,760
Investments in marketable securities	93,051	84,670
Prepaid expenses and other current assets	2,463	2,653

Total current assets	123,587	103,083

Property and equipment, less accumulated depreciation and amortization of $4,260 and $5,271 at December 31, 2008 and June 30, 2009, respectively	4,919	5,326
Other non-current assets	267	267

Total Assets	$128,773	$108,676

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,796	$10,988
Current portion of deferred revenue	3,705	2,778
Current portion of capital lease obligations	877	603
Current portion of secured loan	—	868

Total current liabilities	13,378	15,237

Deferred revenue, less current portion	44,035	42,647
Capital lease obligations, less current portion	317	164
Secured loan, less current portion	—	1,987

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,634,711 shares issued and outstanding at December 31, 2008, 50,000,000 shares authorized, 22,643,184 shares issued and outstanding at June 30, 2009	287	287
Additional paid-in capital	234,412	238,492
Accumulated other comprehensive income	533	145
Deficit accumulated during the development stage	(164,189)	(190,283)

Total stockholders’ equity	71,043	48,641

Total Liabilities and Stockholders’ Equity	$128,773	$108,676

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

					Period from
					February 4,
					2002
	Three Months		Six Months		(inception)
	Ended June 30,		Ended June 30,		to June 30,
	2008	2009	2008	2009	2009
Revenue:
Research revenue	$3,113	$4,667	$5,579	$8,580	$22,143
Collaboration revenue	694	694	1,389	1,389	4,576

Total revenue	$3,807	$5,361	$6,968	$9,969	$26,719

Operating Expenses:
Research and development	$8,848	$13,470	$15,789	$25,345	$152,987
General and administrative	5,118	5,223	10,305	10,419	68,154
Impairment of leasehold improvements	—	—	—	—	1,030
Depreciation and amortization	332	519	653	1,024	5,311
In-process research and development	—	—	—	—	418

Total operating expenses	14,298	19,212	26,747	36,788	227,900

Loss from operations	(10,491)	(13,851)	(19,779)	(26,819)	(201,181)
Other income (expenses):
Interest income	1,331	269	3,034	795	13,555
Interest expense	(59)	(41)	(129)	(71)	(1,718)
Change in fair value of warrant liability	—	—	—	—	(454)
Other expense	—	—	—	—	(1,180)

Loss before tax benefit	(9,219)	(13,623)	(16,874)	(26,095)	(190,978)
(Provision for)/benefit from income taxes	(75)	—	(150)	—	695

Net loss	(9,294)	(13,623)	(17,024)	(26,095)	(190,283)
Deemed dividend	—	—	—	—	(19,424)
Preferred stock accretion	—	—	—	—	(802)

Net loss attributable to common stockholders	$(9,294)	$(13,623)	$(17,024)	$(26,095)	$(210,509)

Net loss attributable to common stockholders per common share — basic and diluted	$(0.41)	$(0.60)	$(0.76)	$(1.15)

Weighted-average common shares outstanding — basic and diluted	22,467,198	22,618,026	22,439,893	22,615,951

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Six Months		(inception) to
	Ended June 30,		June 30,
	2008	2009	2009
Operating activities
Net loss	$(17,024)	$(26,095)	$(190,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	653	1,024	5,310
Amortization of non-cash compensation	—	—	522
Stock-based compensation — employees	3,203	4,069	17,154
Stock-based compensation — non-employees	—	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	—	—	454
Loss on disposal of asset	—	9	54
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Beneficial conversion feature related to bridge financing		—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(158)	(189)	(2,652)
Other non-current assets	—	—	(289)
Accounts payable and accrued expenses	280	2,193	10,988
Deferred revenue	(1,894)	(2,316)	45,425

Net cash used in operating activities	(14,940)	(21,305)	(109,136)
Investing activities
Sale and redemption of marketable securities	73,442	76,926	424,092
Purchases of marketable securities	(88,829)	(68,933)	(508,734)
Purchases of property and equipment	(1,059)	(1,440)	(11,718)

Net cash (used in)/provided by investing activities	(16,446)	6,553	(96,360)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	143,022
Proceeds from the issuance of common stock, net of issuance costs	—	—	68,093
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(768)	(427)	(4,821)
Proceeds from exercise of stock options	281	11	1,232
Proceeds from exercise of warrants (common and preferred)	—	—	264
Proceeds from capital asset financing arrangement	—	—	5,611
Proceeds from secured loan arrangement	—	2,855	2,855

Net cash (used in)/ provided by financing activities	(487)	2,439	221,256

Net (decrease)/ increase in cash and cash equivalents	(31,873)	(12,313)	15,760
Cash and cash equivalents at beginning of period	44,188	28,073	—

Cash and cash equivalents at end of period	$12,315	$15,760	$15,760

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$129	$71	$1,425
Non-cash activities
Conversion of notes payable to preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$—	$—	$148,591
Accretion of redeemable convertible preferred stock		$—	$802
Beneficial conversion feature related to the issuance	$—
of Series C redeemable convertible preferred stock	$—	$—	$19,424
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
The Company has an accumulated deficit of approximately $190.3 million at June 30, 2009 and anticipates incurring losses through the year 2009 and beyond. The Company has not yet generated commercial sales revenues and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from our initial public offering (IPO), the upfront licensing payment from Shire and other financing arrangements. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2009.
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
New Accounting Standards
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (SFAS No. 168), which will become the source of US generally accepted accounting principles to be applied to nongovernmental entities. On the effective date, SFAS No. 168 will supersede all existing non-SEC accounting and reporting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing U.S. GAAP, this pronouncement is not expected to have any impact on the Company’s financial statements. Beginning after the third quarter of 2009, references to U.S. GAAP will be replaced with references to the applicable codification paragraphs in the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 165, Subsequent Events, (SFAS No. 165), which applies to the accounting for and disclosure of subsequent events. SFAS No. 165 requires application of the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.
At its April 2009 Board meeting, the FASB issued the following:
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

Each of the accounting pronouncements listed above is effective for interim and annual periods ending after June 15, 2009. The adoption of these pronouncements did not have a material effect on the financial statements of the Company and the additional disclosures required were included in the financial statements of the Company for the period ended June 30, 2009.
Subsequent Events
The Company evaluated events that occurred subsequent to June 30, 2009 through the date of issuance of these financial statements on August 5, 2009. There were no material recognized or non-recognized subsequent events during this period.
Note 2. Cash and Available for Sale Investments
As of June 30, 2009, the Company held $15.8 million in cash and cash equivalents and $84.7 million of available for sale investment securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.
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
The Company’s investment portfolio has not been materially adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.

Cash and available for sale securities consisted of the following as of December 31, 2008 and June 30, 2009:

	As of December 31, 2008
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$3,457	$—	$—	$3,457
Money market fund	24,616	—	—	24,616
Commercial paper	22,343	104	—	22,447
U.S. government agency securities	58,341	449	—	58,790
Asset-based securities	7,251	—	(34)	7,217
Corporate debt securities	4,583	17	(3)	4,597

	$120,591	$570	$(37)	$121,124

Included in cash and cash equivalents	$28,073	$—	$—	$28,073
Included in marketable securities	92,518	570	(37)	93,051

Total cash and available for sale securities	$120,591	$570	$(37)	$121,124

	As of June 30, 2009
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$5,766	$—	$—	$5,766
Money market fund	9,994	—	—	9,994
U.S. government agency securities	73,828	143	—	73,971
Commercial paper	7,846	3	—	7,849
Corporate debt securities	2,851	—	(1)	2,850

	$100,285	$146	$(1)	$100,430

Included in cash and cash equivalents	$15,760	$—	$—	$15,760
Included in marketable securities	84,525	146	(1)	84,670

Total cash and available for sale securities	$100,285	$146	$(1)	$100,430

All of the Company’s available for sale investments as of December 31, 2008 and June 30, 2009 are due in one year or less.
Unrealized gains and losses are reported as a component of accumulated other comprehensive gain/loss in stockholders’ equity. For the year ended December 31, 2008, unrealized holding gains included in accumulated other comprehensive income was $0.1 million. For the six months ended June 30, 2009, unrealized holding losses included in accumulated other comprehensive income was $0.4 million.
For the year ended December 31, 2008 and the six months ended June 30, 2009, there were no realized gains or losses. The cost of securities sold is based on specific identification method.
Unrealized loss positions in the available for sale securities as of December 31, 2008 and June 30, 2009 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months. The fair value of these available for sale securities in unrealized loss positions was $8.9 million and $2.9 million as of December 31, 2008 and June 30, 2009, respectively.

The Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), which is applicable for all financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 requires fair value measurements be classified and disclosed in one of the following three categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
Level 3 — Inputs that are unobservable for the asset or liability.
The Company’s available for sale investment securities are classified within Level 1 or Level 2 of the fair value hierarchy. These investment securities are valued using quoted market prices, broker or dealer quotations or other observable inputs. A summary of the fair value of the Company’s available for sale investment securities (allocated by Level) as of June 30, 2009 are identified in the following table (in thousands):

	Level 1	Level 2	Total
Cash/Money market funds	$15,760	$—	$15,760
U.S. government agency securities	—	73,971	73,971
Commercial paper	—	7,849	7,849
Corporate debt securities	—	2,850	2,850

	$15,760	$84,670	$100,430

Note 3. Stock-Based Compensation
During the three and six months ended June 30, 2009, the Company recorded compensation expense of approximately $2.0 million and $4.0 million, respectively. The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities. As of June 30, 2009, the total unrecognized compensation cost related to non-vested stock options granted was $13.8 million and is expected to be recognized over a weighted average period of 2.6 years.
The fair value of the options granted is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2008	2009	2009
Expected stock price volatility	78.0%	78.2%	81.4%	80.6%
Risk free interest rate	3.5%	2.9%	2.3%	2.1%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

A summary of option activities related to the Company’s stock options for the six months ended June 30, 2009 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in millions)

Balance at December 31, 2008	3,077.3	$9.19
Options granted	969.7	$10.30
Options exercised	(9.8)	$2.34
Options forfeited	(75.2)	$9.93

Balance at June 30, 2009	3,962.0	$9.46	8.0 years	$9.8

Vested and unvested expected to vest, June 30, 2009	3,734.6	$9.39	7.9 years	$9.6
Exercisable at June 30, 2009	1,787.3	$8.05	7.0 years	$7.0
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2008	2009	2008	2009
Statement of Operations
Net loss attributable to common stockholders	$(9,294)	$(13,623)	$(17,024)	$(26,095)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.41)	$(0.60)	$(0.76)	$(1.15)
Note 5. Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Net loss	$(9,294)	$(13,623)	$(17,024)	$(26,095)
Change in unrealized net gain on marketable securities	(431)	(88)	90	(388)

Comprehensive loss	$(9,725)	$(13,711)	$(16,934)	$(26,483)

Accumulated other comprehensive loss equals the unrealized net gains and losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.

Note 6. Capital Structure
Common Stock
As of June 30, 2009, the Company was authorized to issue 50,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
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
In accordance with the guidance in EITF 00-21, the Company determined that its various deliverables due under the collaboration agreement represent a single unit of accounting for revenue recognition purposes. The initial, non-refundable upfront license fee payment of $50 million will be recognized on a straight line basis as Collaboration Revenue over the period of the performance obligations. The Company determined that the period of performance obligations is 18 years as contractually defined.
During the three and six months ended June 30, 2009, the Company recorded $0.7 million and $1.4 million, respectively, in Collaboration Revenue. As of June 30, 2009, the Company recorded $2.8 million of current deferred revenue and $42.6 million of long-term deferred revenue related to the $50 million upfront payment.
During the three and six months ended June 30, 2008, the Company recorded $0.7 million and $1.4 million, respectively, in Collaboration Revenue. As of June 30, 2008, the Company recorded $2.8 million of current deferred revenue and $45.4 million of long-term deferred revenue related to the $50 million upfront payment.
During the three and six months ended June 30, 2009, the Company recorded $4.7 million and $8.6 million, respectively, in Research Revenue. As of June 30, 2009, the Company recorded $0.4 million of other receivables related to amount due from Shire for reimbursable research and development costs.
During the three and six months ended June 30, 2008, the Company recorded $3.1 million and $5.6 million, respectively, in Research Revenue. As of June 30, 2008, the Company recorded $0.5 million of current portion of deferred revenue related to reimbursed research and development costs.
Note 8. Short-Term Borrowings and Long-Term Debt
In May 2009, the Company entered into a loan and security agreement with Silicon Valley Bank that provides for up to $4 million of equipment financing through October 2012. Borrowings under the loan agreement are collateralized by equipment purchased with the proceeds of the loan and bear interest at a fixed rate of approximately 9%. The loan agreement contains customary terms and conditions, including a financial covenant whereby the Company must maintain a minimum amount of liquidity measured at the end of each month equal to the greater of (i) $30 million of unrestricted cash, cash equivalents, and marketable securities, or (ii) six months of trailing cash burn net of outstanding borrowings under the loan agreement. The Company has at all times been in compliance with this covenant during the term of the agreement.
At June 30, 2009, the current and long-term amounts due under the loan agreement were $0.9 million and $2.0 million, respectively. The carrying amount of the Company’s borrowings approximates fair value at June 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule, orally-administered drugs, known as pharmacological chaperones, for the treatment of a range of human genetic diseases. Certain human diseases result from mutations in specific genes that, in many cases, lead to the production of proteins with reduced stability. Proteins with such mutations may not fold into their correct three-dimensional shape and are generally referred to as misfolded proteins. Misfolded proteins are often recognized by cells as having defects and, as a result, may be eliminated prior to reaching their intended location in the cell. The reduced biological activity of these proteins leads to impaired cellular function and ultimately to disease. Our novel approach to the treatment of human genetic diseases consists of using pharmacological chaperones that selectively bind to the target protein increasing the stability of the protein and helping it fold into the correct three-dimensional shape. This allows proper trafficking of the protein, thereby increasing protein activity, improving cellular function and potentially reducing cell stress. We continue to develop our product candidates and explore new uses for our platform pharmacological chaperone technology.
We have three compounds in clinical development: Amigal (migalastat hydrochloride) for the treatment of Fabry disease, Plicera (afegostat tartrate) for the treatment of Gaucher disease and AT2220 (1-deoxynojirimycin HCl) for the treatment of Pompe disease.
Amigal: In the second quarter of 2009, Amicus announced that the Company reached agreement with the U.S. Food and Drug Administration (FDA) on the key protocol design elements of its pivotal trial, including the use of the surrogate primary endpoint of the change in the amount of kidney interstitial capillary GL-3, the substrate that accumulates in the cells of Fabry patients. In addition, the FDA is in agreement that the Company is eligible to seek Accelerated Approval for Amigal according to Subpart H regulations. Amicus has begun submitting the Phase 3 protocol to investigational sites worldwide and expects to begin the dosing of subjects in the second half of this year. As previously announced, the Phase 3 trial will evaluate the efficacy, safety and pharmacodynamics of Amigal in males and females with Fabry disease. The trial will consist of a six-month double-blind, randomized, placebo-controlled treatment stage and will enroll approximately 60 subjects who are naïve to enzyme replacement therapy (ERT) or who have not received ERT for at least six months prior to the start of treatment with Amigal. The Amigal treatment arm dose and regimen will be 150 mg every other day. The primary endpoint will be the change in the amount of kidney interstitial capillary GL-3 as measured in kidney biopsies using histology. Secondary endpoints will include safety and tolerability, kidney GL-3 as measured in urine, and an assessment of renal function (including glomerular filtration rate (GFR) and 24-hour urine protein). Additionally, the FDA and Amicus reached agreement on an improved methodology for the histological evaluation of GL-3 in the kidney biopsies. An analysis of the Phase 2 and Phase 2 extension study biopsies using the improved methodology demonstrated that all of the evaluable baseline samples had detectable interstitial capillary GL-3 and that reductions were observed in 8 of the 9 responders. It is expected that approximately 30 clinical sites worldwide will participate in this trial.
Plicera: A Phase 2 clinical trial of the Company’s investigational drug Plicera is ongoing. This 6-month study is designed to evaluate safety, dosing and preliminary efficacy, as measured by the standard endpoints in Gaucher disease. The Company expects to report the results early in the fourth quarter of 2009. Amicus continues to work closely with its partner, Shire HGT, to prepare for Phase 3 development of Plicera pending the results of the ongoing Phase 2 trial.

AT2220: As previously reported, the Company suspended enrollment for the Phase 2 clinical trial of its investigational drug AT2220 for the treatment of Pompe Disease and received notice from the FDA that the trial is on clinical hold. The Company continues to work closely with the FDA to determine appropriate next steps for advancing the development of AT2220 and expects to provide guidance on this progress over the upcoming months. Additionally, Amicus continues to be encouraged with its preclinical studies with AT2220 in combination with ERT. As previously announced, the Company expects to report additional data from these activities throughout the remainder of 2009.
Research: Amicus continues to invest in research to assess the potential for applying its versatile chaperone technology platform to the treatment of a broad range of human genetic diseases. As part of this effort, Amicus continues to conduct preclinical studies in Parkinson’s disease and is investing in new research aimed at evaluating disease targets for other neurodegenerative and genetic disorders.
Costs associated with the clinical development of Amigal, Plicera and AT2220 and research conducted on other programs have caused us to generate significant losses to date, which we expect to continue. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through June 30, 2009, we have accumulated a deficit of $190.3 million. As we have not yet generated commercial sales revenue from any of our product candidates, our operating losses will continue and are likely to be substantial over the next several years. Although Shire will be responsible for a portion of the costs associated with the clinical development of Amigal, Plicera and AT2220 as discussed below, we may need to obtain additional funds to further develop our research and development programs and product candidates.
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
For the three and six months ended June 30, 2009, we recognized approximately $0.7 million and $1.4 million, respectively, of the license fee in Collaboration Revenue and $4.7 million and $8.6 million, respectively, of Research Revenue for reimbursed research and development costs.
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
We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through June 30, 2009, we have incurred research and development expense in the aggregate of $153.0 million.
The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

					Period from
					February 4, 2002
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
Product Candidate	2008	2009	2008	2009	2009
Third party direct project expenses
Amigal (Fabry Disease — Phase 2)	$1,547	$2,297	$2,250	$3,758	$29,198
Plicera (Gaucher Disease — Phase 2)	539	2,606	1,025	4,595	23,499
AT2220 (Pompe Disease — Phase 2)	459	657	944	1,262	12,286

Total third party direct project expenses	2,545	5,560	4,219	9,615	64,983

Other project costs (1)
Personnel costs	3,588	4,948	6,969	9,929	48,895
Other costs (2)	2,715	2,962	4,601	5,801	39,109

Total other project costs	6,303	7,910	11,570	15,730	88,004

Total research and development costs	$8,848	$13,470	$15,789	$25,345	$152,987

(1)	Other project costs are leveraged across multiple projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.

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
General and Administrative Expense
General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense, and accounting services. From our inception in February 2002 through June 30, 2009, we spent $68.2 million on general and administrative expense.
Interest Income and Interest Expense
Interest income consists of interest earned on our cash and cash equivalents and marketable securities. Interest expense consists of interest incurred on our capital lease facility and our equipment financing agreement.
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
While there were no significant changes during the quarter ended June 30, 2009 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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
Stock-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the fair value method, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Our financial statements as of the three and six months ended June 30, 2008 and 2009 reflect the impact of SFAS No. 123(R). We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period of the last separately vesting portion of each award. Expected volatility was calculated based on a blended weighted average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. The average expected life was determined using the SEC shortcut approach as described in Staff Accounting Bulletin No. 107, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.

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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amount)	2008	2009	2008	2009
Historical
Numerator:
Net loss attributable to common stockholders	$(9,294)	$(13,623)	$(17,024)	$(26,095)

Denominator:
Weighted average common shares outstanding — basic and diluted	22,467,198	22,618,026	22,439,893	22,615,951

Dilutive common stock equivalents would include the dilutive effect of common stock options for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 3.0 million and 4.0 million for the six months ended June 30, 2008 and 2009, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Research and Development Expense. Research and development expense was $13.5 million for the three months ended June 30, 2009 representing an increase of approximately $4.7 million or 53% from $8.8 million for the three months ended June 30, 2008. The variance was primarily attributable to higher personnel costs associated with headcount growth, an increase in manufacturing costs due to the timing of batch production and an increase in contract research related to clinical trials. We expect research and development expense to continue to increase in 2009 as we move forward with clinical trials relating to our lead clinical development compounds and expand our discovery research activities.
General and Administrative Expense. General and administrative expense was $5.2 million for the three months ended June 30, 2009, representing an increase of $0.1 million or 2% from $5.1 million for the three months ended June 30, 2008. The variance was primarily attributable higher personnel costs associated with headcount growth.
Interest Income and Interest Expense. Interest income was $0.3 million for the three months ended June 30, 2009, compared to $1.3 million for the three months ended June 30, 2008. The decrease of $1.0 million or 77% was due to lower interest rates and decreased cash and cash equivalents balances. Interest expense was approximately $0.1 million for the three months ended June 30, 2009 and 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Research and Development Expense. Research and development expense was $25.3 million for the six months ended June 30, 2009 representing an increase of approximately $9.5 million or 62% from $15.8 million for the six months ended June 30, 2008. The variance was primarily attributable to higher personnel costs associated with headcount growth, an increase in manufacturing costs due to the timing of batch production and an increase in contract research related to clinical trials. We expect research and development expense to continue to increase in 2009 as we move forward with clinical trials relating to our lead clinical development compounds and expand our discovery research activities.
General and Administrative Expense. General and administrative expense was $10.4 million for the six months ended June 30, 2009, representing an increase of $0.1 million or 1% from $10.3 million for the six months ended June 30, 2008. The variance was primarily attributable higher personnel costs associated with headcount growth.
Interest Income and Interest Expense. Interest income was $0.8 million for the six months ended June 30, 2009, compared to $3.0 million for the six months ended June 30, 2008. The decrease of $2.2 million or 73% was due to lower interest rates and decreased cash and cash equivalents balances. Interest expense was approximately $0.1 million for the six months ended June 30, 2009 and 2008.
Liquidity and Capital Resources
Source of Liquidity
As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since our inception in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our initial public offering in June 2007 and $50.0 million from the non-refundable license fee from the Shire collaboration agreement in November 2007. The following table summarizes our significant funding sources as of June 30, 2009:

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
In addition, in conjunction with the Shire collaboration agreement, we have received reimbursement of research and development expenditures from the date of the agreement (November 7, 2007) through June 30, 2009 of $21.7 million.
In May 2009, the Company entered into a loan and security agreement with Silicon Valley Bank that provides for up to $4 million of equipment financing through October 2012. At June 30, 2009, the total amount due under the loan agreement was $2.9 million.

As of June 30, 2009, we had cash, cash equivalents and marketable securities of $100.4 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.
Net Cash Used in Operating Activities
Net cash used in operations for the six months ended June 30, 2008 of $14.9 million primarily consisted of the net loss for the six months ended June 30, 2008 of $17.0 million and a reduction in deferred revenue of $1.9 million.
Net cash used in operations for the six months ended June 30, 2009 of $21.3 million was comprised of the net loss for the six months ended June 30, 2009 of $26.1 million and a reduction in deferred revenue of $2.3 million, partially offset by the change in other operating assets and liabilities of $2.0 million.
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
Net cash provided by investing activities for the six months ended June 30, 2009 was $6.6 million. Net cash provided by investing activities reflects $76.9 million for the sale and redemption of marketable securities, partially offset by $68.9 million for the purchase of marketable securities and $1.4 million for the acquisition of property and equipment.
Net Cash (Used in)/Provided By Financing Activities
Net cash used in financing activities for the six months ended June 30, 2008 was $0.5 million and primarily consisted of $0.8 million of payments of capital lease obligations partially offset by $0.3 million of proceeds from exercise of stock options.
Net cash provided by financing activities for the six months ended June 30, 2009 was $2.4 million and reflected the proceeds from our secured loan agreement of $2.9 million, partially offset by the payments of our capital lease obligations of $0.4 million.
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
Except for the risk factor set forth below, there have been no material changes with respect to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

We may expand our clinical pipeline through the acquisition of additional product candidates, technologies or scientific capabilities. Opportunities for such acquisitions may not be available to us on favorable terms or could require us to incur debt, issue additional equity or assume contingent liabilities and expenses. In addition, the acquired product candidates may ultimately not result in a successful commercial product.
Amicus is evaluating business development opportunities that would enable it to facilitate further development of clinical development programs. These opportunities include potential in-licensing transactions, collaborations, including further collaboration with Amicus’ current partner, Shire Pharmaceuticals Ireland Ltd., and acquisitions of businesses with products and technologies that would complement Amicus’ strategies.
We may face substantial competition for such opportunities from companies focused on developing therapies for our target indications, many of which have greater resources than we do. Opportunities to acquire additional product candidates, technologies or scientific capabilities may not be available to us, or if available, the terms may not be favorable. We may also need to license additional technologies in order to continue to develop our clinical pipeline with the acquired product candidates, technologies or scientific capabilities.
All transactions such as those described above involve risks, but if we acquire additional product candidates, technologies or scientific capabilities through the acquisition of a business we may be exposed to additional risks related to:
•	the integration of our business with the business acquired;
•	our expectations and business judgments concerning the value, strengths and weaknesses of the combined businesses;
•	our expectations regarding the costs resulting from acquiring the business including the costs associated with the incurrence of debt, contingent liabilities, interest expense, amortization expense or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs; and
•	increased research and development costs that could affect our cash flows and cash on-hand.
In addition to the risks related to the acquisition and integration of additional product candidates, technologies or scientific capabilities, we cannot guarantee the successful commercialization of any product candidates.

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

As of August 1, 2009, we had invested the $68.1 million in net proceeds from the offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through August 1, 2009, we have not used the net proceeds from the offering. We intend to use the proceeds for clinical development of our drug candidates, for research and development activities relating to additional preclinical programs and to fund working capital and other general corporate purposes, which may include the acquisition or licensing of complementary technologies, products or businesses.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our common stock for the three months ended June 30, 2009:

			(c) Total number of
		(b)	shares purchased as	(d) Maximum number of shares
	(a) Total number	Average	part of publicly	that may yet be
	of shares	Price Paid	announced plans or	purchased under the plans or
Period	purchased	per Share	programs	programs

April 1, 2009 – April 30, 2009	220	$9.13	—	3,975

May 1, 2009 – May 31, 2009	220	$8.95	—	3,755

June 1, 2009 – June 30, 2009	220	$6.64	—	3,535

Total	660		—

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Company’s Annual Meeting of Stockholders was held on Wednesday, June 10, 2009.
(b) The results of votes of security holders for the election of Class II directors are as follows:

Election of Directors	For	Withheld
Sol J. Barer, Ph.D.	18,265,693	158,901
Donald J. Hayden, Jr.	18,388,721	35,873
James N. Topper, M.D., Ph.D.	18,265,042	159,552
John F. Crowley, Alexander E. Barkas, Ph.D., Michael G. Raab, Glenn P. Sblendorio and P. Sherrill Neff continued as directors after the annual meeting.
(c) The results of votes of security holders for the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm are as follows:

For	Against	Abstain	Broker Non-Votes
18,422,775	1,808	10	—

ITEM 5.	OTHER INFORMATION
On July 31, 2009, James Barrett, Ph.D., was elected to the Board of Directors of Amicus Therapeutics, Inc. (the “Company”). Dr. Barrett fills the existing vacancy on the Board of Directors and will join the Board of Directors as an independent director. Dr. Barrett has not yet been appointed to any Board committees.
There is no arrangement or understanding between Dr. Barrett and any other person pursuant to which Dr. Barrett was elected as director of the Company. There are no relationships or transactions in which Dr. Barrett has or will have an interest, or was or is a party, requiring disclosure under Item 404(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Amended and Restated By-laws

10.1		First Amendment to Lease dated June 11, 2009

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.
Date: August 5, 2009	By:	/s/ JOHN F. CROWLEY
John F. Crowley
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2009	By:	/s/ JAMES E. DENTZER
James E. Dentzer
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Amended and Restated By-laws

10.1		First Amendment to Lease dated June 11, 2009

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.