Form 10-Q
period 2009-09-30
AMICUS THERAPEUTICS INC
filed 2009-11-04
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of October 28, 2009 was 22,647,869 shares.

AMICUS THERAPEUTICS, INC
Form 10-Q for the Quarterly Period Ended September 30, 2009

Page
PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	4

Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009	4

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2009, and period February 4, 2002 (inception) to September 30, 2009	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2009, and period February 4, 2002 (inception) to September 30, 2009	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4T. Controls and Procedures	23

PART II. OTHER INFORMATION	23

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults Upon Senior Securities	47

Item 4. Submission of Matters to a Vote of Security Holders	47

Item 5. Other Information	47

Item 6. Exhibits	48

SIGNATURES	49

INDEX TO EXHIBITS	50
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
The forward-looking statements in this quarterly report on Form 10-Q include, among other things, statements about:
•	our plans to develop, seek regulatory approval for and commercialize Amigal, Plicera and AT2220;
•	our ongoing and planned discovery programs, preclinical studies and clinical trials;
•	our ability to enter into selective collaboration arrangements and obtain milestone, royalty or other payments from any such collaborators;
•	the timing of our initiation of the Phase 3 clinical study required for Amigal registration in Europe;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our ability to quickly and efficiently identify and develop product candidates;
•	the extent to which our scientific approach may potentially address a broad range of diseases across multiple therapeutic areas;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to execute our operational and business plans;
•	our intellectual property position;
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and
•	our belief about our ability to fund our operating expenses.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.
You should read this quarterly report on Form 10-Q in conjunction with the documents that we reference herein. We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	December 31,	September 30,
	2008	2009
Assets:
Current assets:
Cash and cash equivalents	$28,073	$20,487
Investments in marketable securities	93,051	68,784
Prepaid expenses and other current assets	2,463	4,305

Total current assets	123,587	93,576

Property and equipment, less accumulated depreciation and amortization of $4,260 and $5,832 at December 31, 2008 and September 30, 2009, respectively	4,919	5,049
Other non-current assets	267	267

Total Assets	$128,773	$98,892

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,796	$12,759
Current portion of deferred revenue	3,705	2,778
Current portion of capital lease obligations	877	397
Current portion of secured loan	—	1,148

Total current liabilities	13,378	17,082

Deferred revenue, less current portion	44,035	41,952
Capital lease obligations, less current portion	317	86
Secured loan, less current portion	—	2,610

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,634,711 shares issued and outstanding at December 31, 2008, 50,000,000 shares authorized, 22,647,869 shares issued and outstanding at September 30, 2009	287	287
Additional paid-in capital	234,412	240,499
Accumulated other comprehensive income	533	88
Deficit accumulated during the development stage	(164,189)	(203,712)

Total stockholders’ equity	71,043	37,162

Total Liabilities and Stockholders’ Equity	$128,773	$98,892

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

					Period from
					February 4,
					2002
					(inception)
					to
	Three Months		Nine Months		September
	Ended September 30,		Ended September 30,		30,
	2008	2009	2008	2009	2009
Revenue:
Research revenue	$2,959	$4,219	$8,539	$12,799	$26,362
Collaboration revenue	694	694	2,083	2,083	5,270

Total revenue	$3,653	$4,913	$10,622	$14,882	$31,632

Operating Expenses:
Research and development	$8,200	$12,609	$23,989	$37,954	$165,596
General and administrative	4,371	5,217	14,676	15,635	73,371
Impairment of leasehold improvements	—	—	—	—	1,030
Depreciation and amortization	382	561	1,036	1,585	5,872
In-process research and development	—	—	—	—	418

Total operating expenses	12,953	18,387	39,701	55,174	246,287

Loss from operations	(9,300)	(13,474)	(29,079)	(40,292)	(214,655)
Other income (expenses):
Interest income	1,019	129	4,053	924	13,684
Interest expense	(49)	(84)	(179)	(155)	(1,802)
Change in fair value of warrant liability	—	—	—	—	(454)
Other expense	—	—	—	—	(1,180)

Loss before tax benefit	(8,330)	(13,429)	(25,205)	(39,523)	(204,407)
Benefit from income taxes	150	—	—	—	695

Net loss	(8,180)	(13,429)	(25,205)	(39,523)	(203,712)
Deemed dividend	—	—	—	—	(19,424)
Preferred stock accretion	—	—	—	—	(802)

Net loss attributable to common stockholders	$(8,180)	$(13,429)	$(25,205)	$(39,523)	$(223,938)

Net loss attributable to common stockholders per common share — basic and diluted	$(0.36)	$(0.59)	$(1.12)	$(1.75)

Weighted-average common shares outstanding — basic and diluted	22,517,431	22,621,513	22,465,981	22,617,808

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Nine Months		(inception) to
	Ended September 30,		September 30,
	2008	2009	2009
Operating activities
Net loss	$(25,205)	$(39,523)	$(203,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	1,036	1,585	5,870
Amortization of non-cash compensation	—	—	522
Stock-based compensation — employees	4,819	6,039	19,125
Stock-based compensation — non-employees	—	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	—	—	454
Loss on disposal of asset	—	9	54
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Beneficial conversion feature related to bridge financing		—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(477)	(1,842)	(4,305)
Other non-current assets	(236)	—	(289)
Accounts payable and accrued expenses	(661)	3,963	12,759
Deferred revenue	(1,841)	(3,010)	44,730

Net cash used in operating activities	(22,565)	(32,779)	(120,611)
Investing activities
Sale and redemption of marketable securities	125,925	106,455	453,622
Purchases of marketable securities	(125,326)	(82,634)	(522,435)
Purchases of property and equipment	(1,663)	(1,724)	(12,003)

Net cash (used in)/provided by investing activities	(1,064)	22,097	(80,816)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	143,022
Proceeds from the issuance of common stock, net of issuance costs	—	—	68,093
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(1,148)	(710)	(5,103)
Proceeds from exercise of stock options	444	48	1,269
Proceeds from exercise of warrants (common and preferred)	—	—	264
Proceeds from capital asset financing arrangement	—	—	5,611
Proceeds from secured loan arrangement	—	3,758	3,758

Net cash (used in)/ provided by financing activities	(704)	3,096	221,914

Net (decrease)/ increase in cash and cash equivalents	(24,333)	(7,586)	20,487
Cash and cash equivalents at beginning of period	44,188	28,073	—

Cash and cash equivalents at end of period	$19,855	$20,487	$20,487

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$179	$155	$1,509
Non-cash activities
Conversion of notes payable to preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$—	$—	$148,591
Accretion of redeemable convertible preferred stock	$—	$—	$802
Beneficial conversion feature related to the issuance
of Series C redeemable convertible preferred stock	$—	$—	$19,424
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
In November 2007, the Company entered into a License and Collaboration Agreement with Shire Pharmaceuticals Ireland Ltd. (Shire). Under the agreement, the Company and Shire were jointly developing the Company’s three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal (migalastat hydrochloride), Plicera (afegostat tartrate) and AT2220 (1-deoxynojirimycin HCl). On October 29, 2009, the Company and Shire agreed to mutually terminate the agreement. As a result of this termination, Amicus has reacquired all global development and commercialization rights from Shire for these lead programs, and received a $5.2 million payment from Shire as full and final payment for amounts due to the Company under the collaboration. For further information, see “— Note 7. Development and Commercialization Agreement with Shire.”
The Company has an accumulated deficit of approximately $203.7 million at September 30, 2009 and anticipates incurring losses through the year 2009 and beyond. The Company has not yet generated commercial sales revenues and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from our initial public offering (IPO), the upfront licensing payment from Shire and other financing arrangements. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2009.
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
Revenue Recognition
The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured.
In determining the accounting for collaboration agreements, the Company determines whether an arrangement involves multiple revenue-generating deliverables that should be accounted for as a single unit of accounting or divided into separate units of accounting for revenue recognition purposes. If this division is required, the arrangement consideration should be allocated among the separate units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined (if not already contractually defined) for the entire arrangement. If the arrangement represents separate units of accounting according to the separation criteria, a revenue recognition policy must be determined for each unit. Revenues for non-refundable upfront license fee payments will be recognized on a straight line basis as Collaboration Revenue over the period of the performance obligations.

The revenue associated with reimbursements for research and development costs under collaboration agreements is included in Research Revenue and the costs associated with these reimbursable amounts are included in research and development expenses. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has the risks and rewards as the principal in the research and development activities.
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
New Accounting Standards
In October 2009, the Financial Accounting Standards Board (FASB) issued guidance on revenue recognition related to multiple-element arrangements. This new guidance requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted retrospectively from the beginning of an entity’s fiscal year. The Company does not expect this will have a significant impact on the financial statements of the Company.
In June 2009, the FASB issued The FASB Accounting Standards Codification (the Codification), which became the source of U.S. generally accepted accounting principles to be applied to nongovernmental entities. The Codification superseded all existing non-SEC accounting and reporting standards and was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing U.S. GAAP, this pronouncement did not have any impact on the Company’s financial statements.
In June 2009, the FASB issued guidance on the accounting for and disclosure of subsequent events. This guidance required application of the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.
At its April 2009 Board meeting, the FASB issued guidance related to the reporting of financial instruments which included the following:
•	Guidance on the recognition of an Other Than Temporary Impairment and new disclosure requirements. The recognition and presentation provisions apply only to debt securities classified as available for sale and held to maturity.
•	Extension of the fair value disclosure requirements of the fair value of all financial instruments (recognized or unrecognized) to interim financial statements of publicly traded companies, when practicable to do so. These fair value disclosures must be presented together with the carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to amounts reported on the balance sheet. An entity must also disclose the methods and significant assumptions used to estimate the fair value of the financial instruments.
•	Guidance on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability.

The guidance listed above was effective for interim and annual periods ending after June 15, 2009. The adoption of these pronouncements did not have a material effect on the financial statements of the Company and the additional disclosures required are included in the financial statements of the Company for the period ended September 30, 2009.
Subsequent Events
The Company evaluated events that occurred subsequent to September 30, 2009 through the date of issuance of these financial statements on November 4, 2009. The following events are noted:
•	On October 29, 2009, the Company announced the mutual termination of the license and collaboration agreement with Shire as discussed in “— Note 7. Development and Commercialization Agreement with Shire.”
•	On October 29, 2009, the Company also announced a workforce reduction of 26 employees, or approximately 20 percent of its workforce, as part of a corporate restructuring designed to reduce costs and align the Company’s resources with its key strategic priorities. The Company generally expects to complete the workforce reduction by the end of the fourth quarter of 2009. The Company estimates that it will record charges of approximately $0.9 million during the fourth quarter of 2009 for employment termination costs payable in cash in connection with the workforce reduction.
•	On November 4, 2009, as a result of the termination discussed above, the Company received a $5.2 million payment from Shire as full and final payment for the amounts due to the Company.
Except for these items noted above, there were no material recognized or non-recognized subsequent events during this period.
Note 2. Cash and Available for Sale Investments
As of September 30, 2009, the Company held $20.5 million in cash and cash equivalents and $68.8 million of available for sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.
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

Cash and available for sale securities consisted of the following as of December 31, 2008 and September 30, 2009:

	As of December 31, 2008
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$3,457	$—	$—	$3,457
Money market fund	24,616	—	—	24,616
Commercial paper	22,343	104	—	22,447
U.S. government agency securities	58,341	449	—	58,790
Asset-based securities	7,251	—	(34)	7,217
Corporate debt securities	4,583	17	(3)	4,597

	$120,591	$570	$(37)	$121,124

Included in cash and cash equivalents	$28,073	$—	$—	$28,073
Included in marketable securities	92,518	570	(37)	93,051

Total cash and available for sale securities	$120,591	$570	$(37)	$121,124

	As of September 30, 2009
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$6,516	$—	$—	$6,516
Money market fund	13,971	—	—	13,971
U.S. government agency securities	68,346	89	(1)	68,434
Certificate of deposit	350	—	—	350

	$89,183	$89	$(1)	$89,271

Included in cash and cash equivalents	$20,487	$—	$—	$20,487
Included in marketable securities	68,696	89	(1)	68,784

Total cash and available for sale securities	$89,183	$89	$(1)	$89,271

All of the Company’s available for sale investments as of December 31, 2008 and September 30, 2009 are due in one year or less.
Unrealized gains and losses are reported as a component of accumulated other comprehensive gain/loss in stockholders’ equity. For the year ended December 31, 2008, unrealized holding gains included in accumulated other comprehensive income was $0.1 million. For the nine months ended September 30, 2009, unrealized holding losses included in accumulated other comprehensive income was $0.4 million.
For the year ended December 31, 2008 and the nine months ended September 30, 2009, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the available for sale securities as of December 31, 2008 and September 30, 2009 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months. The fair value of these available for sale securities in unrealized loss positions was $8.9 million and $3.6 million as of December 31, 2008 and September 30, 2009, respectively.
The Company classifies its investments at fair value in one of the following three categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
Level 3 — Inputs that are unobservable for the asset or liability.
The Company’s available for sale investment securities are classified within Level 1 or Level 2 of the fair value hierarchy. These investment securities are valued using quoted market prices, broker or dealer quotations or other observable inputs. A summary of the fair value of the Company’s available for sale investment securities (allocated by Level) as of September 30, 2009 are identified in the following table (in thousands):

	Level 1	Level 2	Total
Cash/Money market funds	$20,487	$—	$20,487
U.S. government agency securities	—	68,434	68,434
Certificate of deposit	—	350	350

	$20,487	$68,784	$89,271

Note 3. Stock-Based Compensation
During the three and nine months ended September 30, 2009, the Company recorded compensation expense of approximately $2.0 million and $6.0 million, respectively. The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities. As of September 30, 2009, the total unrecognized compensation cost related to non-vested stock options granted was $12.2 million and is expected to be recognized over a weighted average period of 2.5 years.
The fair value of the options granted is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2008	2009	2009
Expected stock price volatility	78.0%	78.2%	81.3%	80.6%
Risk free interest rate	3.6%	3.0%	2.8%	2.2%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00
A summary of option activities related to the Company’s stock options for the nine months ended September 30, 2009 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in millions)
Balance at December 31, 2008	3,077.3	$9.19
Options granted	1,075.1	$10.10
Options exercised	(15.1)	$4.36
Options forfeited	(171.8)	$10.26

Balance at September 30, 2009	3,965.5	$9.40	7.7 years	$4.5

Vested and unvested expected to vest, September 30, 2009	3,769.1	$9.35	7.7 years	$4.4
Exercisable at September 30, 2009	1,948.1	$8.19	6.7 years	$4.1

Note 4. Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share
The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period. The Company has a net loss for all periods presented; accordingly, the inclusion of common stock options would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2008	2009	2008	2009

Statement of Operations
Net loss attributable to common stockholders	$(8,180)	$(13,429)	$(25,205)	$(39,523)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.36)	$(0.59)	$(1.12)	$(1.75)
Note 5. Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Net loss	$(8,180)	$(13,429)	$(25,205)	$(39,523)
Change in unrealized net gain on marketable securities	(250)	(57)	(340)	(445)

Comprehensive loss	$(8,430)	$(13,486)	$(25,545)	$(39,968)

Accumulated other comprehensive loss equals the unrealized net gains and losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.
Note 6. Capital Structure
Common Stock
As of September 30, 2009, the Company was authorized to issue 50,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
Note 7. Development and Commercialization Agreement with Shire
In November 2007, the Company entered into a License and Collaboration Agreement with Shire. Under the agreement, the Company and Shire were jointly developing the Company’s three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal, Plicera and AT2220. The Company granted Shire the rights to commercialize these products outside the U.S. and retained all rights to its other programs and to develop and commercialize Amigal, Plicera and AT2220 in the U.S. As discussed below, in October 2009, the Company and Shire mutually agreed to terminate the collaboration agreement.
The Company received an initial, non-refundable license fee payment of $50 million from Shire. Joint development costs toward conduct of clinical trials and pursuing global approval of the three compounds were being shared 50/50. In addition, the Company was eligible to receive milestone payments if certain clinical, regulatory and sales-based milestones were met. The Company was also eligible to receive tiered double-digit royalties on net sales of the products marketed outside of the U.S.

As previously noted in “— Note 1. Description of Business and Significant Accounting Policies,” on October 29, 2009, the Company and Shire agreed to mutually terminate the collaboration agreement upon concluding that it is in their respective best interests to no longer collaborate on the development of the Company’s three lead pharmacological chaperone compounds for the treatment of lysosomal storage disorders. As a result of this termination, Amicus has reacquired all global development and commercialization rights from Shire for these lead programs and now owns worldwide rights to them. Shire paid the Company $5.2 million as full and final payment for amounts due to the Company under the collaboration agreement, and both parties are relieved of all other future obligations thereunder, financial or otherwise.
The Company had previously determined that its various deliverables due under the collaboration agreement represent a single unit of accounting for revenue recognition purposes. The initial, non-refundable upfront license fee payment of $50 million was being recognized on a straight line basis as Collaboration Revenue over the period of the performance obligations, which the Company had to be 18 years as contractually defined.
During the three and nine months ended September 30, 2009, the Company recorded $0.7 million and $2.1 million, respectively, in Collaboration Revenue. As of September 30, 2009, the Company recorded $2.8 million of current deferred revenue and $42.0 million of long-term deferred revenue related to the $50 million upfront payment.
During the three and nine months ended September 30, 2008, the Company recorded $0.7 million and $2.1 million, respectively, in Collaboration Revenue. As of September 30, 2008, the Company recorded $2.8 million of current deferred revenue and $44.7 million of long-term deferred revenue related to the $50 million upfront payment.
During the three and nine months ended September 30, 2009, the Company recorded $4.2 million and $12.8 million, respectively, in Research Revenue. As of September 30, 2009, the Company recorded $0.5 million of other receivables related to amount due from Shire for reimbursable research and development costs.
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
At September 30, 2009, the current and long-term amounts due under the loan agreement were $1.1 million and $2.6 million, respectively. The carrying amount of the Company’s borrowings approximates fair value at September 30, 2009.

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
Amigal: In the second quarter of 2009, Amicus announced that the Company reached agreement with the U.S. Food and Drug Administration (FDA) on the key protocol design elements of its pivotal trial, including the use of the surrogate primary endpoint of the change in the amount of kidney interstitial capillary GL-3, the substrate that accumulates in the cells of Fabry patients. In addition, the FDA is in agreement that the Company is eligible to seek Accelerated Approval for Amigal according to Subpart H regulations. Amicus began submitting the Phase 3 protocol to investigational sites worldwide in June 2009 and patient enrollment and dosing are now underway. Furthermore, Amicus previously reported that it completed a series of discussions with the European Medicines Agency regarding the clinical study required for Amigal registration in Europe. The Company will provide an update on the timing of the initiation of this study in 2010.
Plicera: The Company previously reported preliminary results from its Phase 2 randomized, open-label study to assess the safety, tolerability and preliminary efficacy of its investigational drug, Plicera, in treatment-naive adult patients with type 1 Gaucher disease. Two dose regimens of Plicera (225 mg three days on/four days off and seven days on/seven days off) were studied during this six month trial. While all patients enrolled experienced an increase in the level of the target enzyme (GCase) as measured in white blood cells, clinically meaningful improvements in key measures of disease were observed in just one of the eighteen patients who completed the study. The preliminary results suggest that treatment with Plicera was generally well tolerated, with no serious adverse events reported. Nineteen subjects were enrolled and 18 subjects completed the study. One subject discontinued treatment because of an adverse event (conjunctivitis-related symptoms). The Company plans to further analyze and evaluate the results of this Phase 2 study. However, Amicus no longer plans to advance Plicera into Phase 3 development.
AT2220: Late in the third quarter, the Company announced its plans to initiate a Phase 1 study of AT2220 (1-deoxynojirimycin HCl), its investigational drug in development for the treatment of Pompe Disease. The primary objective of this study is to evaluate the pharmacokinetics of AT2220 in muscle tissue in healthy adult subjects. The FDA agreed to Amicus’ proposal for the Phase 1 study and subsequently converted the clinical hold of AT2220 to a partial hold to allow the conduct of this study. This open label, single dose Phase 1 study was initiated in early October and the Company expects to announce results from the trial in the first half of 2010. Additionally, Amicus continues to be encouraged by the results of preclinical studies designed to evaluate the use of AT2220 in combination with enzyme replacement therapy. The Company expects to report additional data from these studies at scientific conferences in 2010.

Research: Amicus continues to invest in research to assess the potential for applying its chaperone technology platform to the treatment of a broad range of human genetic diseases. As part of this effort, Amicus continues to conduct preclinical studies in Parkinson’s disease and is investing in new research aimed at evaluating disease targets for other neurodegenerative and genetic disorders.
Costs associated with the clinical development of Amigal, Plicera and AT2220 and research conducted on other programs have caused us to generate significant losses to date, which we expect to continue. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through September 30, 2009, we have accumulated a deficit of $203.7 million. As we have not yet generated commercial sales revenue from any of our product candidates, our operating losses will continue and are likely to be substantial over the next several years and we may need to obtain additional funds to further develop our research and development programs and product candidates. In addition, we will no longer receive cost sharing revenue and no longer be eligible to receive milestone payments from Shire in connection with our prior collaboration agreement. For further information, see “— Note 7. Development and Commercialization Agreement with Shire.”
In October, we announced a work-force reduction of approximately 20 percent, or 26 employees, as a part of a corporate restructuring with reductions occurring across all levels and organizations within the Company. In addition, we are terminating our relationships with approximately 17 contractors currently working at the Company. We are taking this step to reduce costs and to align resources with our key strategic priorities. We estimate that we will record charges of approximately $0.9 million during the fourth quarter of 2009 for employment termination costs payable in cash in connection with the workforce reduction.
Collaboration with Shire
On November 7, 2007, we entered into a license and collaboration agreement with Shire. Under the agreement, Amicus and Shire were jointly developing Amicus’ three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal, Plicera and AT2220. We granted Shire the rights to commercialize these products outside the United States (U.S.) and retained all rights to our other programs and to develop and commercialize Amigal, Plicera and AT2220 in the U.S. In October 2009, the Company and Shire mutually agreed to terminate the collaboration agreement. For further information, see “— Note 7. Development and Commercialization Agreement with Shire.”
Financial Operations Overview
Revenue
In connection with our collaboration agreement with Shire, Shire paid us an initial, non-refundable license fee of $50 million and reimburses us for certain research and development costs associated with our lead clinical development programs.
For the three and nine months ended September 30, 2009, we recognized approximately $0.7 million and $2.1 million, respectively, of the license fee in Collaboration Revenue and $4.2 million and $12.8 million, respectively, of Research Revenue for reimbursed research and development costs.
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
We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through September 30, 2009, we have incurred research and development expense in the aggregate of $165.6 million.
The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

					Period from
					February 4, 2002
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
Product Candidate	2008	2009	2008	2009	2009
Third party direct project expenses
Amigal (Fabry Disease — Phase 2)	$906	$3,096	$3,156	$6,854	$32,294
Plicera (Gaucher Disease — Phase 2)	547	1,098	1,572	5,693	24,597
AT2220 (Pompe Disease — Phase 2)	764	266	1,708	1,528	12,552

Total third party direct project expenses	2,217	4,460	6,436	14,075	69,443

Other project costs (1)
Personnel costs	3,454	4,830	10,423	14,759	53,725
Other costs (2)	2,529	3,319	7,130	9,120	42,428

Total other project costs	5,983	8,149	17,553	23,879	96,153

Total research and development costs	$8,200	$12,609	$23,989	$37,954	$165,596

(1)	Other project costs are leveraged across multiple projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.
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
General and Administrative Expense
General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense, and accounting services. From our inception in February 2002 through September 30, 2009, we spent $73.4 million on general and administrative expense.
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
While there were no significant changes during the quarter ended September 30, 2009 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured.

In determining the accounting for collaboration agreements, the Company determines whether an arrangement involves multiple revenue-generating deliverables that should be accounted for as a single unit of accounting or divided into separate units of accounting for revenue recognition purposes. If this division is required, the arrangement consideration should be allocated among the separate units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined (if not already contractually defined) for the entire arrangement. If the arrangement represents separate units of accounting according to the separation criteria, a revenue recognition policy must be determined for each unit. Revenues for non-refundable upfront license fee payments will be recognized on a straight line basis as Collaboration Revenue over the period of the performance obligations.
The revenue associated with reimbursements for research and development costs under collaboration agreements is included in Research Revenue and the costs associated with these reimbursable amounts are included in research and development expenses. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has the risks and rewards as the principal in the research and development activities.
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
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value method of measuring stock-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period of the last separately vesting portion of each award. Expected volatility was calculated based on a blended weighted average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. The average expected life was determined using the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.
We valued the equity instruments, consisting of stock options, issued to non-employees using the Black-Scholes-Merton valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.
Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share
We calculated net loss per share as a measurement of the Company’s performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period. We had a net loss for all periods presented; accordingly, the inclusion of common stock options would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amount)	2008	2009	2008	2009

Historical
Numerator:
Net loss attributable to common stockholders	$(8,180)	$(13,429)	$(25,205)	$(39,523)

Denominator:
Weighted average common shares outstanding — basic and diluted	22,517,431	22,621,513	22,465,981	22,617,808

Dilutive common stock equivalents would include the dilutive effect of common stock options for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 3.1 million and 4.0 million for the nine months ended September 30, 2008 and 2009, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Research and Development Expense. Research and development expense was $12.6 million for the three months ended September 30, 2009 representing an increase of approximately $4.4 million or 54% from $8.2 million for the three months ended September 30, 2008. The variance was primarily attributable to higher personnel costs associated with headcount growth, an increase in manufacturing costs due to the timing of batch production and an increase in contract research related to clinical trials. We expect research and development expense to continue to increase in 2009 as we move forward with clinical trials relating to our lead clinical development compounds and expand our discovery research activities.
General and Administrative Expense. General and administrative expense was $5.2 million for the three months ended September 30, 2009, representing an increase of $0.8 million or 18% from $4.4 million for the three months ended September 30, 2008. The variance was primarily attributable higher personnel costs associated with headcount growth.
Interest Income and Interest Expense. Interest income was $0.1 million for the three months ended September 30, 2009, compared to $1.0 million for the three months ended September 30, 2008. The decrease of $0.9 million or 90% was due to lower interest rates and decreased cash and cash equivalents balances. Interest expense was approximately $0.1 million for the three months ended September 30, 2009 and 2008.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Research and Development Expense. Research and development expense was $38.0 million for the nine months ended September 30, 2009 representing an increase of approximately $14.0 million or 58% from $24.0 million for the nine months ended September 30, 2008. The variance was primarily attributable to higher personnel costs associated with headcount growth, an increase in manufacturing costs due to the timing of batch production and an increase in contract research related to clinical trials. We expect research and development expense to continue to increase in 2009 as we move forward with clinical trials relating to our lead clinical development compounds and expand our discovery research activities.
General and Administrative Expense. General and administrative expense was $15.6 million for the nine months ended September 30, 2009, representing an increase of $0.9 million or 6% from $14.7 million for the nine months ended September 30, 2008. The variance was primarily attributable higher personnel costs associated with headcount growth.

Interest Income and Interest Expense. Interest income was $0.9 million for the nine months ended September 30, 2009, compared to $4.1 million for the nine months ended September 30, 2008. The decrease of $3.2 million or 78% was due to lower interest rates and decreased cash and cash equivalents balances. Interest expense was approximately $0.2 million for the nine months ended September 30, 2009 and 2008.
Liquidity and Capital Resources
Source of Liquidity
As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since our inception in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our initial public offering in June 2007 and $50.0 million from the non-refundable license fee from the Shire collaboration agreement in November 2007. The following table summarizes our significant funding sources as of September 30, 2009:

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
In addition, in conjunction with the Shire collaboration agreement, we have received reimbursement of research and development expenditures from the date of the agreement (November 7, 2007) through September 30, 2009 of $25.9 million. However, we will not receive any further reimbursement payments from Shire following the mutual termination of our collaboration agreement with Shire on October 29, 2009.
In May 2009, the Company entered into a loan and security agreement with Silicon Valley Bank that provides for up to $4 million of equipment financing through October 2012. At September 30, 2009, the total amount due under the loan agreement was $3.7 million.
As of September 30, 2009, we had cash, cash equivalents and marketable securities of $89.3 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.
Net Cash Used in Operating Activities
Net cash used in operations for the nine months ended September 30, 2008 was $22.6 million due to the net loss for the nine months ended September 30, 2008 of $25.2 million, a reduction in deferred revenue of $1.8 million and the change in other operating assets and liabilities of $1.4 million.

Net cash used in operations for the nine months ended September 30, 2009 of $32.8 million was comprised of the net loss for the nine months ended September 30, 2009 of $39.5 million and a reduction in deferred revenue of $3.0 million, partially offset by the change in other operating assets and liabilities of $2.1 million.
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
Net cash provided by investing activities for the nine months ended September 30, 2009 was $22.1 million. Net cash provided by investing activities reflects $106.4 million for the sale and redemption of marketable securities, partially offset by $82.6 million for the purchase of marketable securities and $1.7 million for the acquisition of property and equipment.
Net Cash (Used in)/Provided By Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2008 was $0.7 million, consisting primarily of $1.1 million of payments of capital lease obligations, partially offset by $0.4 million of proceeds from exercise of stock options.
Net cash provided by financing activities for the nine months ended September 30, 2009 was $3.1 million and reflected the proceeds from our secured loan agreement of $3.7 million, partially offset by the payments of our capital lease obligations of $0.7 million.
Funding Requirements
We expect to incur losses from operations for the foreseeable future primarily due to increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials, and greater general and administrative expenses resulting from expanding our finance and administrative staff, adding infrastructure, and incurring additional costs related to being a public company. Our future capital requirements will depend on a number of factors, including:
•	the progress and results of our clinical trials of Amigal, Plicera and AT2220;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the number and development requirements of other product candidates that we pursue;
•	the costs of commercialization activities, including product marketing sales and distribution;
•	the emergence of competing technologies and other adverse market developments;
•	the costs of preparing, filing and prosecuting patent application and maintaining, enforcing and defending intellectual property related claims;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	our ability to execute our operational and business plans and realize reductions in our expenses in line with our restructuring plan; and
•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
We do not anticipate that we will generate revenue from commercial sales for at least the next several years, if at all. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. However, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least until the second half of 2011.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) was carried out under the supervision of our Principal Executive Officer and Principal Financial Officer, with the participation of our management. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Since inception, we have incurred significant operating losses. Our net loss attributable to common stockholders was $39.4 million, $41.5 million and $65.9 million for the years ended 2008, 2007 and 2006 respectively. As of December 31, 2008, we had an accumulated deficit of $164.2 million. To date, we have financed our operations primarily through private placements of our redeemable convertible preferred stock, proceeds from our initial public offering and from our prior collaboration agreement with Shire. We have devoted substantially all of our efforts to research and development, including our preclinical development activities and clinical trials. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several years and we are unable to predict the extent of any future losses as we:
•	continue our ongoing Phase 3 clinical trial of Amigal (migalastat hydrochloride) for the treatment of Fabry disease;
•	continue our ongoing Phase 1 clinical trial of AT2220 for the treatment of Pompe disease and potentially conduct later-stage clinical trials of AT2220;
•	continue our preclinical studies on the use of pharmacological chaperones for the treatment of diseases of neurodegeneration;
•	continue our preclinical studies on the combination use of pharmacological chaperones and enzyme replacement therapy in Pompe disease;
•	continue the research and development of additional product candidates;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;and
•	establish a sales and marketing infrastructure to commercialize products for which we may obtain regulatory approval.
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
We commenced a workforce restructuring in October 2009 to focus our efforts on our key clinical, research and exploratory development programs and to reduce our overall cash burn rate. Even after giving effect to this restructuring, we may not have sufficient cash to fully develop and commercialize our un-partnered product candidates, and the restructuring may impact our ability to execute our business plan.
In October 2009, we commenced a significant workforce restructuring involving the elimination of approximately 20% of our positions through layoffs from all departments throughout our organization, including senior management. Our objective with the restructuring is to reduce our overall cash burn rate and focus on our key clinical programs while maintaining core research and exploratory development capability. There can be no assurance that we will be able to reduce spending as planned or that unanticipated costs will not occur. Our restructuring efforts to focus on key programs may not prove successful due to a variety of factors, including, without limitation, risks that a smaller workforce may have difficulty successfully completing research and development efforts. In addition, we may in the future decide to restructure operations and reduce expenses further by taking such measures as additional reductions in our workforce and program spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources; and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring, or any future restructuring, we will have sufficient cash resources to allow us to fund our operations as planned.

We will need substantial funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our Phase 3 clinical trial of Amigal, and for any other later-stage clinical trials of our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers and product distribution. In addition, we will no longer receive cost sharing revenue and no longer be eligible to receive milestone payments from Shire in connection with our prior collaboration agreement. We currently have no commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. We believe that the net proceeds from our initial public offering, together with our existing cash and cash equivalents and marketable securities, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements until at least the second half of 2011. Capital may not be available when needed on terms that are acceptable to us, or at all, especially in light of the current challenging economic environment. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.
Our future capital requirements will depend on many factors, including:
•	the progress and results of our clinical trials of Amigal and AT2220;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the number and development requirements of other product candidates that we pursue;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the emergence of competing technologies and other adverse market developments;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;
•	the extent to which we acquire or invest in businesses, products and technologies; and
•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
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
Risks Related to the Development and Commercialization of Our Product Candidates
We depend heavily on the success of our most advanced product candidate, Amigal. All of our product candidates are still in either preclinical or clinical development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize Amigal, or experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, including Amigal. Our ability to generate product revenue, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of these product candidates. The successful commercialization of our product candidates will depend on several factors, including the following:
•	obtaining supplies of Amigal for completion of our clinical trials on a timely basis;
•	successful enrollment of patients in our clinical trials on a timely basis;
•	successful completion of preclinical studies and clinical trials;
•	obtaining regulatory agreement in the structure and design of our Phase 3 clinical programs;
•	obtaining marketing approvals from the United States Food and Drug Administration (FDA), and similar regulatory authorities outside the U.S.;
•	establishing commercial-scale manufacturing arrangements with third party manufacturers whose manufacturing facilities are operated in compliance with current good manufacturing practice (cGMP) regulations;
•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third party payors;
•	competition from other companies and their therapies;
•	successful protection of our intellectual property rights from competing products in the U.S. and abroad; and
•	a continued acceptable safety and efficacy profile of our product candidates following approval.
If the market opportunities for our product candidates are smaller than we believe they are, then our revenues may be adversely affected and our business may suffer.
Each of the diseases that our product candidates are being developed to address is rare. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates.
Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. In addition, as new studies are performed the estimated prevalence of these diseases may change. In fact, as a result of some recent studies, we believe that previously reported studies do not accurately account for the prevalence of Fabry disease and that the prevalence of Fabry disease could be many times higher than previously reported. There can be no assurance that the prevalence of Fabry disease or Pompe disease in the study populations, particularly in these newer studies, accurately reflects the prevalence of these diseases in the broader world population.
We estimate the number of potential patients in the broader world population who have those diseases and may respond to treatment with our product candidates by further extrapolating estimates of the prevalence of specific types of genetic mutations giving rise to these diseases. For example, we base our estimate of the percentage of Fabry patients who may respond to treatment with Amigal on the frequency of missense and other similar mutations that cause Fabry disease reported in the Human Gene Mutation Database. As a result of recent studies that estimate that the prevalence of Fabry disease could be many times higher than previously reported, we believe that the number of patients diagnosed with Fabry disease will increase and estimate that the number of Fabry patients who may benefit from the use of Amigal is significantly higher than some previously reported estimates of Fabry disease generally. If our estimates of the prevalence of Fabry disease or Pompe disease or of the number of patients who may benefit from treatment with our product candidates prove to be incorrect, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer.
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
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. We cannot be assured that these trials will ultimately be successful. For example, the Company previously announced disappointing results of a Phase 2 study of Plicera following successful Phase 1 and Phase 2 studies. In addition, patients may not be compliant with their dosing regimen or trial protocols or they may withdraw from the study at any time for any reason.

Even if our early stage clinical trials are successful, we will need to conduct additional clinical trials with larger numbers of patients receiving the drug for longer periods for all of our product candidates before we are able to seek approvals to market and sell these product candidates from the FDA and regulatory authorities outside the U.S. In addition, each of our product candidates is based on our pharmacological chaperone technology. To date, we are not aware that any product based on chaperone technology has been approved by the FDA. As a result, while we have reached agreement with the FDA on the use of a surrogate primary endpoint in our Phase 3 study for Amigal, we cannot be sure what endpoints the FDA will require us to measure in later-stage clinical trials of our other product candidates. If the FDA requires different endpoints than the endpoints we anticipate using, it may be more difficult for us to obtain, or we may be delayed in obtaining, FDA approval of our product candidates. If we are not successful in commercializing any of our lead product candidates, or are significantly delayed in doing so, our business will be materially harmed.
We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA.
We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA. We have not obtained regulatory approval nor commercialized any of our product candidates. We are currently conducting a Phase 3 clinical trial for Amigal and a Phase 1 clinical trial for AT2220 but have not yet completed a Phase 3 clinical trial for any of our product candidates. Additionally, we are conducting preclinical studies on the combination use of pharmacological chaperones and enzyme replacement therapy in Pompe disease. Our limited experience might prevent us from successfully designing or implementing a clinical trial. We have limited experience in conducting and managing the application process necessary to obtain regulatory approvals and we might not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead product candidates, or might be significantly delayed in doing so, which will materially harm our business.
We may find it difficult to enroll patients in our clinical trials.
Each of the diseases that our lead product candidates are intended to treat is relatively rare and we expect only a subset of the patients with these diseases to be eligible for our clinical trials. Given that each of our product candidates is in the early stages of required testing, we may not be able to initiate or continue clinical trials for each or all of our product candidates if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. The requirements of our clinical testing mandate that a patient cannot be involved in another clinical trial for the same indication. We are aware that our competitors have ongoing clinical trials for products that are competitive with our product candidates and patients who would otherwise be eligible for our clinical trials may be involved in such testing, rendering them unavailable for testing of our product candidates. Additionally, many patients with Fabry disease and Pompe disease may already be receiving existing therapies, such as enzyme replacement therapy, which would render them ineligible for our current clinical trials if they are not willing to stop receiving such therapies. Further, if we are required to include patients in our clinical trials who have never received enzyme replacement therapy, we may experience yet further difficulty and delay enrolling patients in our trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
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

The commercial success of any product candidates that we may develop, including Amigal and AT2220, will depend upon the degree of market acceptance by physicians, patients, third party payors and others in the medical community.
Any products that we bring to the market, including Amigal and AT2220, if they receive marketing approval, may not gain market acceptance by physicians, patients, third party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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

Obtaining reimbursement approval for a product from each government or other third party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost- effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-U.S. regulatory authorities. In addition, there is a risk that full reimbursement may not be available for high priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent.
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
Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Such terminations or expirations may adversely affect us financially and could harm our business reputation in the event we elect to pursue collaborations that ultimately expire or are terminated. For example, in October 2009, we and Shire Pharmaceuticals Ireland Ltd. (Shire) mutually terminated our collaboration agreement pursuant to which we were jointly developing our three product candidates for the treatment of lysosomal storage disorders. As a result, Shire will no longer provide us with the substantial funding it paid during the last two years. ,
Risks Related to Our Intellectual Property
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

The patents and patent applications that we own or have licensed relating to use of Amigal expire in 2018 in the U.S. and the foreign counterparts, if issued, would expire in 2019. Patents that we own or have licensed relating to Plicera expire between 2015 and 2016 in the U.S. and in 2015 outside of the U.S. for composition of matter, and in 2018 in the U.S. for methods of use. We currently have no issued patents or pending applications covering methods of using Plicera outside of the U.S. Patents and patent applications that we own or have licensed relating to the use of AT2220 expire in 2018 in the U.S. Further, we currently do not have composition of matter or method of use protection for AT2220 outside of the U.S. Where we lack patent protection outside of the U.S., we intend to seek orphan medicinal product designation and to rely on statutory data exclusivity provisions in jurisdictions outside the U.S. where such protections are available, including Europe. If we are unable to obtain such protection outside the U.S., our competitors may be free to use and sell Plicera and/or AT2220 outside of the U.S. and there will be no liability for infringement or any other barrier to competition. The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:
•	We do not hold composition of matter patents covering Amigal and AT2220. Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. For our product candidates for which we do not hold composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method of use patents that we may hold.
•	For some of our product candidates, the principal patent protection that covers or those we expect will cover, our product candidate is a method of use patent. This type of patent only protects the product when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of the patented method, or for which there is a substantial use in commerce outside the patented method.
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
Our product candidates, including Amigal, and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have not obtained regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and prosecuting the applications necessary to obtain regulatory approvals and expect to rely on third party contract research organizations to assist us in this process.
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
Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For example, in a clinical trial of AT2220 for Pompe disease, two patients experienced self-reported adverse events and subsequently withdrew from the trial. The events were categorized by the site investigator as serious and probably related to treatment of AT2220. Further, in a clinical trial of Amigal for Fabry disease, one patient with a history of hypertension experienced increased blood pressure during the course of the trial which was reported by the investigator as possibly related to the drug; and Amigal has been shown to cause reversible infertility effects in mice.
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
Risks Related to Employee Matters and Managing Our Restructuring
Our future success depends on our ability to retain our Chief Executive Officer and other key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on John F. Crowley, our President and Chief Executive Officer, Matthew R. Patterson, our Chief Operating Officer, David J. Lockhart, Ph.D., our Chief Scientific Officer and Pol F. Boudes, M.D., our Chief Medical Officer. These executives each have significant pharmaceutical industry experience, including Mr. Crowley, with whom we have entered into an employment agreement that runs for successive one year terms until either we or Mr. Crowley elect to terminate the agreement. We may terminate Mr. Crowley’s employment without cause at any time, or we may decide not to extend Mr. Crowley’s agreement at the end of any term, or he may terminate his employment for good reason at any time, in each case subject to certain severance payments and benefits. Mr. Crowley is a commissioned officer in the U.S. Navy (Reserve). The U.S. recently called Mr. Crowley to service, which he fulfilled, from September 11, 2006 to March 5, 2007, and he may be called to active duty service again at any time. The loss of Mr. Crowley for protracted military duty could materially adversely affect our business. We are also parties to employment agreements with each of Mr. Patterson, Dr. Lockhart and Dr. Boudes. These employment agreements each provide for an initial term of two years, and will continue thereafter for successive two-year periods until we provide the executive with written notice of the end of the agreement in accordance with its terms. We may terminate any of these executives without cause at any time, or one of these executives may quit for good reason within six months of the occurrence of certain corporate changes, in each case subject to certain severance payments and benefits. The loss of the services of any of these executives might impede the achievement of our research, development and commercialization objectives and materially adversely affect our business. We do not maintain “key person” insurance on Mr. Crowley or on any of our other executive officers.
We have become even more dependent on existing personnel since the significant workforce restructuring that we commenced in October 2009, involving the elimination of approximately 20% of our positions through layoffs from all departments throughout our organization, including senior management. While the restructuring was designed to focus the Company on its key clinical programs while maintaining core research and exploratory development capability, the restructuring may adversely affect the pace and breadth of our research and development efforts.
Recruiting and retaining qualified scientific personnel, clinical personnel and sales and marketing personnel will also be critical to our success. Our industry has experienced a high rate of turnover in recent years. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, particularly in New Jersey and surrounding areas. Although we believe we offer competitive salaries and benefits, we may have to increase spending in order to retain personnel. Also, when recruiting new personnel, the occurrence of our October 2009 workforce restructuring may make it more difficult to attract new personnel. If we fail to retain our remaining qualified personnel or replace them when they leave, we may be unable to continue our development and commercialization activities.

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
Our executive officers, directors and principal stockholders beneficially own shares representing approximately 67% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.
Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions:
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
As of October 30, 2009, we had invested the $68.1 million in net proceeds from the offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through November 1, 2009, we have not used the net proceeds from the offering. We intend to use the proceeds for clinical development of our drug candidates, for research and development activities relating to additional preclinical programs and to fund working capital and other general corporate purposes, which may include the acquisition or licensing of complementary technologies, products or businesses.

Issuer Purchases of Equity Securities
The following table sets forth purchases of our common stock for the three months ended September 30, 2009:

			(c) Total number of
		(b)	shares purchased as	(d) Maximum number of shares
	(a) Total number	Average	part of publicly	that may yet be
	of shares	Price Paid	announced plans or	purchased under the plans or
Period	purchased	per Share	programs	programs
July 1, 2009 — July 31, 2009	220	$11.45	—	3,315

August 1, 2009 — August 31, 2009	220	$11.39	—	3,095

September 1, 2009 — September 30, 2009	220	$9.83	—	2,875

Total	660		—

Pursuant to a restricted stock award dated October 2, 2006 between Amicus Therapeutics and James E. Dentzer, our former Chief Financial Officer, Mr. Dentzer was granted 40,000 restricted shares, 25% of which vested on October 2, 2007. The remaining shares vest in a series of thirty-six successive equal monthly installments commencing on November 1, 2007 and ending on November 1, 2010. In order to comply with the minimum statutory federal tax withholding rate of 25% plus 1.45% for Medicare, Mr. Dentzer surrenders to us a portion of his vested shares on each vesting date, representing 26.45% of the total value of the shares then vested.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-laws

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.
Date: November 4, 2009	By:	/s/ JOHN F. CROWLEY
John F. Crowley
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2009	By:	/s/ JOHN M. MCADAM
John M. McAdam
Sr. Director, Finance & Accounting and Corporate Controller (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-laws

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.