Form 10-K
period 2009-12-31
AMICUS THERAPEUTICS INC
filed 2010-03-10
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the 7,302,481 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the NASDAQ, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $83,613,407. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 10% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 26, 2010, there were 22,672,421 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders which is to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The forward-looking statements in this annual report on Form 10-K include, among other things, statements about:
•	the progress and results of our clinical trials of our drug candidates, including Amigal;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the number and development requirements of other product candidates that we pursue;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the emergence of competing technologies and other adverse market developments;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	our ability to execute our operational and business plans and realize reductions in our expenses in line with our restructuring plan; and
•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this annual report on Form 10-K, particularly in Part I, Item 1A “Risk Factors” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.
You should read this annual report on Form 10-K and the documents that we incorporate by reference in this annual report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements.

PART I
Item 1. BUSINESS.
Overview
We are a biopharmaceutical company focused on the discovery, development and commercialization of orally-administered, small molecule drugs known as pharmacological chaperones. Pharmacological chaperones are a novel, first-in-class approach to treating a broad range of diseases including lysosomal storage disorders and diseases of neurodegeneration. Our goal is to become a leading biopharmaceutical company in these areas. Our current strategic priorities include the following:
•	Phase 3 development of our lead product candidate, Amigal for Fabry disease;
•	preclinical and clinical development of combination therapy involving pharmacological chaperones and enzyme replacement therapy; and
•	preclinical evaluation of the use of pharmacological chaperones for diseases of neurodegeneration.
Our novel approach to the treatment of human genetic diseases consists of using pharmacological chaperones that selectively bind to the target protein; increasing the stability of the protein and helping it fold into the correct three-dimensional shape. This allows proper trafficking of the protein within the cell, thereby increasing protein activity, improving cellular function and potentially reducing cell stress. We have also demonstrated in preclinical studies that pharmacological chaperones can further stabilize normal, or “wild-type” proteins. This stabilization could lead to a higher percentage of the target proteins folding correctly and more stably, which can increase cellular levels of that target protein and improve cellular function, making chaperones potentially applicable to a wide range of diseases.
Our lead product candidate, Amigal (migalastat hydrochloride) for Fabry disease, is in Phase 3 development. Our other clinical stage product candidates are AT2220 (1-deoxynojirimycin HCl) for Pompe disease, which is currently in Phase 1 testing and remains on partial clinical hold, and Plicera (afegostat tartrate) for Gaucher disease, which we do not plan to advance into Phase 3 development at this time. We are conducting preclinical studies in diseases of neurodegeneration, including Parkinson’s and Alzheimer’s disease. Although Fabry, Gaucher and Pompe are relatively rare diseases, they represent substantial commercial markets due to the severity of the symptoms and the chronic nature of the diseases. The worldwide net product sales for the five currently approved therapeutics to treat Fabry, Gaucher and Pompe disease were approximately $1.8 billion in 2009, as publicly reported by the companies that market these therapeutics.
Fabry and other lysosomal storage disorders are among certain human diseases that are caused by mutations in specific genes that, in many cases, lead to the production of proteins with reduced stability. Proteins with such mutations may not fold into their correct three-dimensional shape and are generally referred to as misfolded or unstable proteins. Misfolded or unstable proteins are often recognized by cells as having defects and, as a result, may be eliminated prior to reaching their intended location in the cell. The reduced biological activity of these proteins leads to impaired cellular function and ultimately to disease.
The current standard of treatment for Fabry, Gaucher and Pompe diseases is enzyme replacement therapy, or ERT. This type of therapy compensates for the reduced level of activity of specific enzymes through regular infusions of recombinant forms of the enzyme. Instead of adding enzymes from an external source by intravenous infusion, our approach uses orally-administered small molecule pharmacological chaperones to improve the function of the enzyme that is made by the patient’s own body. We believe our product candidates may have advantages over ERT relating to bio-distribution and ease of use, potentially improving treatment of these diseases.
In addition, we have increasingly focused on the use of pharmacological chaperones in combination with ERT, which we believe may address certain key limitations of ERT. The use of pharmacological chaperones in combination with ERT may significantly enhance the safety and efficacy of ERT by, among other effects, prolonging the half-life of infused enzymes in the circulation, increasing uptake of the infused enzymes into cells and tissues, and increasing enzyme activity and substrate reduction in target tissues compared to that observed with ERT alone.
While our initial clinical efforts have focused on the use of pharmacological chaperones to treat lysosomal storage diseases, we believe that our technology may be applicable to the treatment of certain diseases of neurodegneration. Our lead preclinical program in this area is focused on Parkinson’s disease and we have established initial proof-of-concept in animal models. Our second preclinical program in this area is focused on Alzheimer’s disease. In 2010, we expect to complete advanced preclinical proof-of-concept studies in Parkinson’s disease and complete initial proof-of-concept studies in Alzheimer’s disease.

In March 2010, we sold 4.95 million shares of our common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors. The shares of common stock and warrants were sold in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The net proceeds of the offering are expected to be approximately $17.1 million after deducting the placement agency fee and all other estimated offering expenses. Leerink Swann LLC served as sole placement agent for the offering.
Our Lead Product Candidate-Amigal for Fabry Disease
Our first key strategic priority is to advance our lead program, Amigal for Fabry disease. We commenced a Phase 3 study of Amigal intended to support approval in the United States (Study 011) in the second quarter of 2009, and treatment of the first patient began in the fourth quarter of 2009. We expect to complete enrollment by the end of 2010 and to have preliminary results from this study in mid-2011. Study 011 is a 6-month, randomized, double-blind trial comparing Amigal to placebo in approximately 60 subjects. The surrogate primary endpoint is the change in the amount of kidney interstitial capillary GL-3. Subjects to be enrolled are Fabry patients who have never received ERT, or who have not received ERT for at least 6 months, and who have a mutation responsive to Amigal. We intend to seek Accelerated Approval for Amigal according to Subpart H regulations. The key elements of this study design and regulatory path were agreed to with the U.S. Food and Drug Administration (FDA) in the second quarter of 2009.
In addition, we expect to commence a separate Phase 3 study (Study 012) during 2010 to support approval of Amigal in the European Union. Study 012 will be an 18-month, randomized, open-label study comparing Amigal to ERT in approximately 60 subjects. The primary outcome of efficacy will be renal function as measured by glomerular filtration rate (GFR).
In February 2010, we presented preliminary data from our ongoing Phase 2 extension study of Amigal, which is designed to evaluate the long-term safety and efficacy of Amigal. Among the endpoints being evaluated are two measures of renal function, estimated glomerular filtration rate (eGFR) and proteinuria. Preliminary data indicate that eGFR has remained stable out to 2-3 years for all subjects in the extension study and the average annual rate of change in eGFR in subjects identified as responders to Amigal, excluding hyperfiltrators, was +2.0 mL/min/1.73m2. Additionally, trends of reduced proteinuria continued to be observed in subjects identified as responders to Amigal. In addition, the data indicate that treatment with Amigal continues to be generally well-tolerated, with no drug-related serious adverse events. We previously reported in March 2009 that subjects identified as responders to Amigal at the completion of the Phase 2 studies continued to maintain elevated levels of the target enzyme (a-Gal A), as measured in white blood cells, and reduced levels of the target substrate (kidney GL-3), as measured in urine. A reduction of GL-3 levels was also observed in interstitial capillary cells from kidney biopsies. Nineteen subjects continue to receive treatment in the extension study.
Chaperone-ERT Combination Therapy
Another of our key strategic priorities is the advancement of the preclinical and clinical development of pharmacological chaperone-ERT combination therapy. When used as a monotherapy, pharmacological chaperones are designed to selectively bind to target enzymes in patient cells, thereby increasing protein stability and allowing for increased transport to lysosomes, where the enzyme performs its natural function of degrading substrate. When used in combination with ERT, we believe that these binding and stabilization properties may improve key characteristics of the infused enzymes used in ERT, thereby increasing ERT’s safety and efficacy. As previously reported, in 2009, we conducted initial preclinical studies using pharmacological chaperones in combination with ERT. At several scientific conferences, we presented data from these studies which demonstrated that the addition of a pharmacological chaperone to ERT has the potential to address key limitations of ERT, such as a lack of stability in circulation which can reduce safety and efficacy.
In February 2010, we presented new data from preclinical studies that evaluated the combination of Amigal and an ERT, and another pharmacological chaperone, AT2220 (1-deoxynojirimycin HC1) and a different ERT, in mouse models of Fabry and Pompe disease, respectively. Studies of both combinations demonstrated that co-administration of the chaperone with ERT resulted in prolonged half-life of the administered enzyme in the circulation, increased enzyme activity in cells and greater substrate reduction in target tissues compared to that seen with ERT alone.
We intend to initiate a Phase 2 study with Amigal in combination with ERT for Fabry disease before the end of 2010. Additionally, we are evaluating options to advance chaperone-ERT combination therapy programs for Pompe disease and Gaucher disease and are conducting preclinical combination studies for the treatment of these diseases.

Diseases of Neurodegeneration
Our final key strategic priority is advancing our pharmacological chaperone technology to develop treatments for diseases of neurodegeneration. We believe the knowledge we have gained from exploring the use of pharmacological chaperones in rare genetic diseases can be applied to these non-lysosomal storage disease applications, and that our small molecule approach may be especially well-suited for treating diseases that affect the brain. For these applications, we believe pharmacological chaperones may be used to further stabilize normal, or “wild-type” proteins and may, therefore, increase the cellular amounts and activities of specifically chosen target proteins that may be important for the treatment of neurodegenerative diseases. In addition, recent population genetics studies have established a link between being a Gaucher carrier and developing Parkinson’s disease. In particular, these studies demonstrate that Gaucher carriers have an estimated five-fold increased risk for Parkinson’s disease, and that carriers tend to develop Parkinson’s at an earlier age. Our lead preclinical program for Parkinson’s disease is leveraging the knowledge we have gained from our Gaucher program to advance the use of pharmacological chaperones for the treatment of Parkinson’s disease.
We have completed initial proof-of-concept studies in animal models of Parkinson’s disease and we recently presented data from preclinical studies that evaluated the chaperone AT2101 in appropriate mouse models. These studies demonstrated that treatment with AT2101 increased the activity of β-glucocerebrosidase (GCase), prevented accumulation of α-synuclein in the brain and improved motor function as assessed in various behavioral tests. We also reported that we have developed new compounds that improve on the properties of AT2101 and expand the range of doses and regimens that show motor improvement in mouse models of the disease. We expect to complete advanced preclinical proof-of-concept studies in Parkinson’s disease and report additional data during 2010. Additionally, we recently announced that we have initiated a second preclinical neurodegenerative disease program for Alzheimer’s disease. Our work in Alzheimer’s also builds on the understanding of pharmacological chaperones we have developed over the past several years and our work in Parkinson’s disease. We expect to complete initial proof-of-concept studies in Alzheimer’s disease and report data during 2010.
Our Pharmacological Chaperone Technology
In the human body, proteins are involved in almost every aspect of cellular function. Proteins are linear strings of amino acids that fold and twist into specific three-dimensional shapes in order to function properly. Certain human diseases result from mutations that cause changes in the amino acid sequence of a protein, and these changes often reduce protein stability and may prevent them from folding properly. The majority of genetic mutations that lead to the production of less stable or misfolded proteins are called missense mutations. These mutations result in the substitution of a single amino acid for another in the protein. Because of this type of error, missense mutations often result in proteins that have a reduced level of biological activity. In addition to missense mutations, there are also other types of mutations that can result in proteins with reduced biological activity.
Proteins generally fold in a specific region of the cell known as the endoplasmic reticulum (ER). The cell has quality control mechanisms that ensure that proteins are folded into their correct three-dimensional shape before they can move from the ER to the appropriate destination in the cell, a process generally referred to as protein trafficking. Misfolded proteins are often eliminated by the quality control mechanisms after initially being retained in the ER. In certain instances, misfolded or unstable proteins can accumulate in the ER before being eliminated.
The retention of misfolded proteins in the ER interrupts their proper trafficking, and the resulting reduced biological activity can lead to impaired cellular function and ultimately to disease. In addition, the accumulation of misfolded proteins in the ER may lead to various types of stress on cells, which may also contribute to cellular dysfunction and disease.
We use pharmacological chaperones to selectively bind to a target protein and increase its stability. The binding of the chaperone molecule helps the protein fold into its correct three-dimensional shape. This allows the protein to be trafficked from the ER to the appropriate location in the cell, thereby increasing cellular amounts and protein activity, improving cellular function and potentially reducing cell stress.
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
We believe our technology may be broadly applicable to a wide range of diseases for which protein stabilization and improved folding may be beneficial.

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
To date, one substrate reduction therapy product has received regulatory approval in the U.S. and the European Union (EU) for the treatment of one lysosomal storage disorder. Zavesca®, a substrate reduction therapy product commercialized by Actelion, Ltd., is approved for the treatment of Gaucher disease in the U.S., the EU and other countries. Genzyme Corporation is currently developing a substrate reduction therapy product which is in Phase 3.
Amigal for Fabry Disease
Overview
Our most advanced product candidate, Amigal, is an orally-administered, small molecule pharmacological chaperone for the treatment of Fabry disease. Amigal is currently in Phase 3 development.
We completed four Phase 2 clinical trials of Amigal in 2007. The primary objective of the Phase 2 trials was to evaluate the safety and tolerability of treatment with Amigal. The secondary objective was to evaluate certain pharmacodynamic measures of treatment, including effects on α-GAL (the target enzyme deficient in Fabry patients) and levels of GL-3 (the substrate that builds up in the cells of patients) in cells and tissues affected by the disease. An additional objective was the preliminary assessment of cardiac and renal function. The four open-label, multi-national Phase 2 trials of Amigal enrolled 18 men and 9 women with Fabry disease between the ages of 17 and 65. The four studies examined various dose levels and frequencies of Amigal administration and had 12 or 24 week primary treatment arms with an optional treatment extension.
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
We commenced a Phase 3 study of Amigal intended to support approval in the United States (Study 011) in the second quarter of 2009, and treatment of the first patient began in the fourth quarter of 2009. We expect to complete enrollment by the end of 2010 and to have preliminary results from this study in mid-2011. Study 011 is a 6-month, randomized, double-blind trial comparing Amigal to placebo in approximately 60 subjects. As agreed upon with the FDA in the second quarter of 2009, the surrogate primary endpoint is the change in the amount of kidney interstitial capillary GL-3. Subjects to be enrolled are Fabry patients who have never received ERT, or who have not received ERT for at least 6 months, and who have a mutation responsive to Amigal. We intend to seek Accelerated Approval for Amigal according to Subpart H regulations.
In addition, we expect to commence a separate Phase 3 study (Study 012) during 2010 to support approval of Amigal in the EU. Study 012 will be an 18-month, randomized, open-label study comparing Amigal to ERT in approximately 60 subjects. The primary outcome of efficacy will be renal function as measured by glomerular filtration rate (GFR).
In February 2010, we presented preliminary data from our ongoing Phase 2 extension study of Amigal, which is designed to evaluate the long-term safety and efficacy of Amigal. Among the endpoints being evaluated are two measures of renal function, estimated glomerular filtration rate (eGFR) and proteinuria. Preliminary data indicate that eGFR has remained stable out to 2-3 years for all subjects in the extension study and the average annual rate of change in eGFR in subjects identified as responders to Amigal, excluding hyperfiltrators, was +2.0 mL/min/1.73m2. Additionally, trends of reduced proteinuria continued to be observed in subjects identified as responders to Amigal. In addition, the data indicate that treatment with Amigal continues to be generally well-tolerated, with no drug-related serious adverse events. We previously reported in March 2009 that subjects identified as responders to Amigal at the completion of the Phase 2 studies continued to maintain elevated levels of the target enzyme (a-Gal A), as measured in white blood cells, and reduced levels of the target substrate (kidney GL-3), as measured in urine. A reduction of GL-3 levels was also observed in interstitial capillary cells from kidney biopsies. Nineteen subjects continue to receive treatment in the extension study.
In February 2004, the FDA granted orphan drug designation to Amigal for the treatment of Fabry disease and in March 2006, the EMEA recommended orphan medicinal product designation for Amigal.
Causes of Fabry Disease and Rationale for Use of Amigal
Fabry disease is a lysosomal storage disorder resulting from a deficiency in α-GAL. Symptoms can be severe and debilitating, including kidney failure and increased risk of heart attack and stroke. The deficiency of α-Gal A in Fabry patients is caused by inherited genetic mutations. Certain of these mutations cause changes in the amino acid sequence of α-Gal A that may result in the production of α-Gal A with reduced stability that does not fold into its correct three-dimensional shape. Although α-Gal A produced in patient cells often retains the potential for some level of biological activity, the cell’s quality control mechanisms recognize and retain misfolded α-Gal A in the ER, until it is ultimately moved to another part of the cell for degradation and elimination. Consequently, little or no α-Gal A moves to the lysosome, where it normally breaks down GL-3. This leads to accumulation of GL-3 in cells, which is believed to be the cause of the symptoms of Fabry disease. In addition, accumulation of the misfolded α-Gal A enzyme in the ER may lead to stress on cells and inflammatory-like responses, which may contribute to cellular dysfunction and disease.
Amigal is designed to act as a pharmacological chaperone for α-Gal A by selectively binding to the enzyme, which increases its stability and helps the enzyme fold into its correct three-dimensional shape. This stabilization of α-Gal A allows the cell’s quality control mechanisms to recognize the enzyme as properly folded so that trafficking of the enzyme to the lysosome is increased, enabling it to carry out its intended biological function, the metabolism of GL-3. As a result of restoring the proper trafficking of α-Gal A from the ER to the lysosome, Amigal also reduces the accumulation of misfolded protein in the ER, which may alleviate stress on cells and some inflammatory-like responses that may be contributing factors in Fabry disease.
Because Amigal increases levels of a patient’s naturally produced α-GAL, those Fabry disease patients with a missense mutation or other genetic mutations that result in production of α-Gal A that is less stable but with some residual enzyme activity are the ones most likely to respond to treatment with Amigal. We estimate that the majority of patients with Fabry disease may respond to pharmacological chaperone therapy. Patients with genetic mutations leading to a partially made α-Gal A enzyme or α-Gal A enzyme with an irreversible loss of activity are less likely to respond to treatment with Amigal.

Fabry Disease Background
The clinical manifestations of Fabry disease span a broad spectrum of severity and roughly correlate with a patient’s residual α-Gal A levels. The majority of currently treated patients are referred to as classic Fabry disease patients, most of whom are males. These patients experience disease of various organs, including the kidneys, heart and brain, with disease symptoms first appearing in adolescence and typically progressing in severity until death in the fourth or fifth decade of life. A number of recent studies suggest that there are a large number of undiagnosed males and females that have a range of Fabry disease symptoms, such as impaired cardiac or renal function and strokes, that usually first appear in adulthood.
Individuals with this type of Fabry disease, referred to as later-onset Fabry disease, tend to have higher residual α-Gal A levels than classic Fabry disease patients. Although the symptoms of Fabry disease span a spectrum of severity, it is useful to classify patients as having classic or later-onset Fabry disease when discussing the disease and the associated treatable population.
Classic Fabry Disease
Individuals with classic Fabry disease are in most instances males. They have little or no detectable α-Gal A levels and are the most severely affected. These patients first experience disease symptoms in adolescence, including pain and tingling in the extremities, skin lesions, a decreased ability to sweat and clouded eye lenses. If these patients are not treated, their life expectancy is reduced and death usually occurs in the fourth or fifth decade of life from renal failure, cardiac dysfunction or stroke. Studies reported in the Journal of the American Medical Association (January 1999) and The Metabolic and Molecular Bases of Inherited Disease (8th edition 2001) suggest the annual incidence of Fabry disease in newborn males is 1:40,000-1:60,000. Current estimates from the University of Iowa and the National Kidney Foundation suggest that there are a total of approximately 5,000 classic Fabry disease patients worldwide.
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
It was previously believed to be rare for female Fabry disease patients to develop overt clinical manifestations of Fabry disease. Fabry disease is known as an X-linked disease because the inherited α-Gal A gene mutation is located only on the X chromosome. Females inherit an X chromosome from each parent and therefore can inherit a Fabry mutation from either parent. By contrast, males inherit an X chromosome (and potentially a Fabry mutation) only from their mothers. For this reason, there are expected to be roughly twice as many females as males that have Fabry disease mutations. Several studies reported in the Journal of Medical Genetics (2001), the Internal Medicine Journal (2002) and the Journal of Inherited Metabolic Disease (2001) report that, while the majority of females with Fabry disease mutations have mild symptoms, many have severe symptoms, including enlargement of the left ventricle of the heart and/or renal failure.
In a recent study reported in the American Journal of Human Genetics, more than thirty-seven thousand newborn males in Italy were screened for α-Gal A activity and mutations. The incidence of Fabry mutations in this study was 1:3,100, over ten times higher than previous estimates. This high incidence was attributed to a large number of newborn males with α-Gal A mutations often associated with later-onset Fabry disease, which may not have been identified in previous screening studies that relied on diagnosis based on development of symptoms of classic Fabry disease.

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
Based on published data from the Human Gene Mutation Database and our experience in the field, we believe the majority of the known genetic mutations that cause Fabry disease are missense mutations. There are few widely-occurring genetic mutations reported for Fabry disease, suggesting that the frequency of a specific genetic mutation reported in the Human Gene Mutation Database reflects the approximate frequency of that mutation in the general Fabry patient population. In addition, data presented at the 11th International Conference on Health Problems Related to the Chinese (2002) suggest that the vast majority of newly diagnosed patients with later-onset Fabry disease also have missense mutations. Because missense mutations often result in less stable, misfolded α-Gal A with some residual enzyme activity, we believe patients with these mutations may benefit from treatment with Amigal. We also believe that other types of genetic mutations may result in misfolded α-Gal A and therefore may respond to treatment with Amigal. Based on this, we believe that a majority of the Fabry disease patient population may benefit from treatment with Amigal.
Existing Products for the Treatment of Fabry Disease and Potential Advantages of Amigal
The current standard of treatment for Fabry disease is enzyme replacement therapy. Currently, two products are approved for the treatment of Fabry disease: Fabrazyme® and Replagal®. Fabrazyme® is approved globally and commercialized by Genzyme Corporation. Fabrazyme® was approved in the U.S. in 2003 and in the EU in 2001, and has orphan drug exclusivity in the U.S. until 2010 and in the EU until 2011. Replagal® is commercialized by Shire and approved in the EU and other countries but not in the U.S., although Shire recently announced it will be submitting a biologics license application with the FDA on a rolling basis under fast track designation in 2010. Replagal® was approved in the EU in August 2001 and has orphan drug exclusivity in the EU until 2011. The net product sales of Fabrazyme® and Replagal® for 2009 were approximately $431 million as publicly reported by Genzyme Corporation and $194 million as publicly reported by Shire, respectively.
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
Chaperone-ERT Combination Therapy
We are currently conducting preclinical studies on the use of pharmacological chaperones in combination with ERT. Pharmacological chaperones are designed to selectively bind to target enzymes in patient cells, thereby increasing protein stability and allowing for increased transport to lysosomes and degradation of substrate by the enzyme. When used in combination with ERT, we believe that these binding and stabilization properties may improve key characteristics of the infused enzymes used in ERT by allowing for increased transport of enzymes to the lysosomes and degradation of substrate, thereby increasing ERT’s safety and efficacy. As previously reported, in 2009, we conducted initial preclinical studies using pharmacological chaperones in combination with ERT. At several scientific conferences, we presented data from these studies which demonstrated that the addition of a pharmacological chaperone to ERT has the potential to address key limitations of ERT, such as a lack of stability in circulation which can reduce safety and efficacy.

In February 2010, we presented new data from preclinical studies that evaluated the combination of Amigal and an ERT, and another pharmacological chaperone, AT2220 (1-deoxynojirimycin HC1) and a different ERT, in mouse models of Fabry and Pompe disease, respectively. Studies of both combinations demonstrated that co-administration of the chaperone with ERT resulted in prolonged half-life of the administered enzyme in the circulation, increased enzyme activity in cells and greater substrate reduction in target tissues compared to that seen with ERT alone.
We intend to initiate a Phase 2 study with Amigal in combination with ERT for Fabry disease before the end of 2010. Additionally, we are evaluating options to advance chaperone-ERT combination therapy programs for Pompe disease and Gaucher disease and are conducting preclinical combination studies for the treatment of these diseases.
Diseases of Neurodegeneration
We are also conducting preclinical studies on the use of our pharmacological chaperone technology to treat diseases of neurodegeneration. We believe the knowledge we have gained from exploring the use of pharmacological chaperones in rare genetic diseases can be applied to these non-lysosomal storage disease applications, and that our small molecule approach may be especially well-suited for treating diseases that affect the brain. For these applications, we believe pharmacological chaperones may be used to further stabilize normal or “wild-type” proteins and may therefore increase the cellular amounts and activities of specifically chosen target proteins that may be important for the treatment of neurodegenerative diseases. In addition, recent population genetics studies have established a link between being a Gaucher carrier and developing Parkinson’s disease. In particular, these studies demonstrate that Gaucher carriers have an estimated five-fold increased risk for Parkinson’s disease, and that carriers tend to develop Parkinson’s at an earlier age. Our lead preclinical program for Parkinson’s disease is leveraging the knowledge we have gained from our Gaucher program to advance the use of pharmacological chaperones for the treatment of Parkinson’s disease.
We have completed initial proof-of-concept studies in animal models of Parkinson’s disease and we recently presented data from preclinical studies that evaluated the chaperone AT2101 in appropriate mouse models. These studies, funded in part by a grant from the Michael J. Fox Foundation, demonstrated that treatment with AT2101 increased the activity of β-glucocerebrosidase (GCase), prevented accumulation of α-synuclein in the brain and improved motor function as assessed in various behavioral tests. We also reported that we have developed new compounds that improve on the properties of AT2101 and expand the range of doses and regimens that show motor improvement in mouse models of the disease. We expect to complete advanced preclinical proof-of-concept studies in Parkinson’s disease and report additional data during 2010. Additionally, we recently announced that we have initiated a second preclinical neurodegenerative disease program for Alzheimer’s disease. Our work in Alzheimer’s also builds on the understanding of pharmacological chaperones we have developed over the past several years and our work in Parkinson’s disease. We expect to complete initial proof-of-concept studies in Alzheimer’s disease and report data during 2010.
Parkinson’s Disease Background
Parkinson’s disease is a chronic, degenerative neurological disorder of the central nervous system that results from the loss of cells in various parts of the brain, including a region called the substantia nigra. The substantia nigra cells produce dopamine, a chemical messenger responsible for transmitting signals within the brain that allow for coordination of movement. Loss of dopamine causes neurons to fire without normal control, leaving patients less able to direct or control their movement. The key signs of Parkinson’s disease are resting tremor, slowness of movement (bradykinesia), postural instability (balance problems) and rigidity. Other symptoms include stiff facial expression, shuffling walk, muffled speech and depression.
Parkinson’s disease affects both men and women in almost equal numbers and shows no social, ethnic, economic or geographic boundaries. While the condition usually develops after the age of 65, 15% of those diagnosed are under 50. It is estimated that approximately 1 million people in the United State suffer from Parkinson’s disease.
Alzheimer’s Disease Background
Alzheimer’s disease is an irreversible, progressive and fatal brain disease that slowly destroys memory and thinking skills, and eventually the ability to perform even simple tasks. It is the most common form of dementia. Although the cause of Alzhiemer’s disease is unknown, two abnormal structures in the brain called plaques and tangles are believed to play a significant role in the manifestation of the disease. Tangles, which are twisted fibers of the protein tau, begin to develop deep in the brain, in an area called the entorhinal cortex, and plaques, which contain deposits of a protein fragment called beta-amyloid, form in other areas. As more and more plaques and tangles form in particular brain areas, healthy neurons begin to work less efficiently, lose their ability to function and communicate with each other, and eventually die. As the death of neurons increases, affected brain regions begin to shrink. By the final stage of Alzheimer’s, damage is widespread and brain tissue has shrunk significantly.

In most people, Alzheimer’s symptoms first appear after age 60. It is estimated that approximately 5.1 million people in the United States suffer from Alzheimer’s disease.
Other Product Candidates
In addition to Amigal, we have two product candidates in clinical development, AT2220 (1-deoxynojirimycin HCl) for Pompe disease and Plicera (afegostat tartrate) for Gaucher disease. Like Amigal, these product candidates are orally-administered, small molecule, pharmacological chaperones.
AT2220 for Pompe Disease
As previously reported, we suspended enrollment for the Phase 2 clinical trial of our investigational drug AT2220 in adults with Pompe disease and received notice from the FDA that the AT2220 Investigational New Drug application (IND) was placed on clinical hold. The suspension occurred after two patients enrolled in the trial experienced self-reported adverse events and subsequently withdrew from the trial. The events were categorized by the site investigator as serious and probably related to treatment with AT2220.
In the third quarter of 2009, we announced plans to initiate a Phase 1 study of AT2220 after the FDA agreed to our proposal for the study and subsequently converted the clinical hold of AT2220 to a partial hold. The primary objective of this study is to evaluate the pharmacokinetics of AT2220 in muscle tissue in healthy adult subjects. This open label, single dose Phase 1 study was initiated in early October 2009 and we expect to announce results from the trial in the first half of 2010.
Plicera for Gaucher Disease
In the fourth quarter of 2009, we reported preliminary results from our Phase 2 randomized, open-label study to assess the safety, tolerability and preliminary efficacy of Plicera in treatment-naive adult patients with type 1 Gaucher disease. Two dose regimens of Plicera (225 mg three days on/four days off and seven days on/seven days off) were studied during this six-month trial. While all patients enrolled experienced an increase in the level of the target enzyme (GCase) as measured in white blood cells, clinically meaningful improvements in key measures of disease were observed in just one of the eighteen patients who completed the study. The preliminary results suggest that treatment with Plicera was generally well tolerated, with no serious adverse events reported. Nineteen subjects were enrolled and 18 subjects completed the study. One subject discontinued treatment because of an adverse event (conjunctivitis-related symptoms). While a small number of patients continue in an extension to the Phase 2 study, and we continue to analyze and evaluate the results of this study, we do not plan to advance Plicera into Phase 3 development at this time.
We are, however, encouraged by the results of preclinical studies designed to evaluate the use of both AT2220 and Plicera in combination with enzyme replacement therapy. We expect to report additional data from these studies at scientific conferences in 2010.
The FDA previously granted orphan drug designation for the active ingredient in Plicera for the treatment of Gaucher disease in the United States as well as for the active ingredient in AT2220.
Pompe and Gaucher Disease Background
Like Fabry disease, Pompe and Gaucher disease are lysosomal storage disorders resulting from a deficiency in an enzyme, α-glucosidase (GAA) for Pompe and GCase for Gaucher. Signs and symptoms of both diseases can be severe and debilitating. For Pompe, they include progressive muscle weakness throughout the body, particularly the heart and skeletal muscles; while patients suffering from Gaucher may experience an enlarged liver and spleen, abnormally low levels of red blood cells and platelets, and skeletal complications. In some forms of Gaucher disease, there is also significant impairment of the central nervous system. The enzyme deficiencies in Pompe and Gaucher patients are caused by inherited genetic mutations. Certain of these mutations cause changes in the amino acid sequence of the enzyme that may result in the production of an enzyme with reduced stability that does not fold into its correct three-dimensional shape. Although the enzymes produced in patient cells often retain the potential for some level of biological activity, the cell’s quality control mechanisms recognize and retain the misfolded enzyme in the ER until it is ultimately moved to another part of the cell for degradation and elimination. Consequently, little or no GAA in Pompe patients or GCase in Gaucher patients moves to the lysosome, where it normally breaks down its substrate, a complex lipid called glycogen in Pompe patients and glucocerebroside in Gaucher patients. This leads to accumulation of glycogen or glucocerebroside in cells, which is believed to result in the clinical manifestations of Pompe and Gaucher disease, respectively. In addition, the accumulation of the misfolded enzyme in the ER may lead to cellular stress and inflammatory-like responses, which may contribute to cellular dysfunction and disease.

Strategic Alliances and Arrangements
We intend to form strategic alliances to gain access to the financial, technical, clinical and commercial resources necessary to develop and market pharmacological chaperone therapeutics. We expect these alliances to provide us with financial support in the form of equity investments, research and development funding, license fees, milestone payments and royalties or profit-sharing based on sales of pharmacological chaperone therapeutics. We are exploring potential collaborations, alliances and other business development opportunities on a regular basis. We do not currently have any strategic alliances.
In November 2007, the Company entered into a License and Collaboration Agreement with Shire Pharmaceuticals Ireland Ltd. (Shire). Under the agreement, the Company and Shire were jointly developing Amigal, Plicera and AT2220 for the treatment of lysosomal storage disorders. We were also sharing the costs of developing these product candidates. In October 2009, we agreed with Shire to mutually terminate the agreement. As a result of this termination, we reacquired all global development and commercialization rights from Shire for these drug candidates, and received a $5.2 million payment from Shire as full and final payment for amounts due to the Company under the collaboration.
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
We own or license rights to several issued patents in the U.S., current member states of the European Patent Convention and numerous pending foreign applications, which are foreign counterparts of many of our U.S. patents. We also own or license rights to several pending U.S. applications. Our patent portfolio includes patents and patent applications with claims relating to methods of increasing deficient enzyme activity to treat genetic diseases. The patent positions for Amigal (migalastat HCl), our most advanced product candidate for Fabry disease, pharmacological chaperone and ERT combination therapy, diseases of neurodegeneration, Plicera (afegostat tartrate) for Gaucher disease and AT2220 (1-deoxynojirimycin HCl) for Pompe disease are described below and include both patents and patent applications we own or exclusively license:
•	We have an exclusive license to six issued U.S. patents and two pending U.S. applications that cover use of Amigal to treat Fabry disease, as well as a corresponding European patent and pending applications in Japan and Canada. These exclusively licensed U.S. patents relating to Amigal expire in 2018 (not including the Hatch-Waxman statutory extension, which is described below), while the European patent and foreign counterpart patents applications in Japan and Canada, if granted, will expire in 2019 (not including the Supplemental Protection Certificates or SPC extensions, which are described below). The patents and the pending applications include claims covering methods of increasing the activity of and preventing the degradation of α-GAL, and methods for the treatment of Fabry disease using Amigal. In addition, we own pending U.S. applications directed to specific treatment and monitoring regimens with Amigal as well as to dosing regimens with Amigal, which, if granted, may result in patents that expire in 2028. Further, we have a pending U.S. application directed to synthetic steps related to the commercial process for preparing Amigal, which may result in patents that expire in 2026. Lastly, we jointly own one pending U.S. application and another pending international stage application covering methods of diagnosing Fabry disease and determining whether Fabry patients will respond to treatment with Amigal, which, if granted, will expire in 2027 and 2029, respectively. We have filed, or plan to file U.S. and foreign counterparts of these applications, where appropriate, by the applicable deadlines.

•	We have an exclusive license to pending patent applications covering the combination use of Amigal plus ERT (recombinant α-galactosidase A), Plicera plus ERT (recombinant glucocerebrosidase) and AT2220 plus ERT (recombinant acid α-glucosidase). These applications are pending in the U.S., Europe, Canada, Brazil, China, Israel, India, Japan and Mexico. If patents issue from these applications, expiration will be in 2024.
•	We own several US and foreign pending patent applications which cover the use of pharmacological chaperones to treat diseases of neurodegeneration. In particular we own three patent applications that cover the use of isofagomine and its derivatives to treat Parkinson’s disease and one patent application covering novel compounds for the treatment of Parkinson’s disease. Further, we own two patent applications that cover the use of pharmacological chaperones to treat Alzheimer’s disease. If patents issue from these applications expiration dates range from 2026 to 2030.
•	We have an exclusive license to several U.S. patents and one pending U.S. application covering the use of Plicera to treat Gaucher disease. These patents expire in 2018 (not including the Hatch-Waxman statutory extension, which is described below). We also have an exclusive license to two U.S. patents claiming isofagomine, the active chemical moiety in Plicera, which expire in 2015 and 2016 (not including the Hatch-Waxman statutory extension, which is described below); and corresponding patents in the UK, France, Sweden, Germany, Switzerland and Japan all of which expire in 2015 (not including the SPC extensions, which are described below). We own a U.S. patent and its corresponding foreign applications covering isofagomine tartrate, which is the specific salt form or the active pharmaceutical ingredient in Plicera, which expires in 2027. We own several other pending U.S. applications directed to the synthesis of Plicera, dosing regimens of Plicera as well as specific treatment and monitoring regimens with Plicera which, if granted, will expire in 2028. We have filed, or plan to file, foreign counterparts of these applications, where appropriate, by the applicable deadlines.
•	We have an exclusive license to several U.S. patents and one application that covers the use of AT2220 to treat Pompe disease. These U.S. patents and pending application, if granted, will expire in 2018 (not including the Hatch-Waxman statutory extension, which is described below). We own a U.S. patent application that covers dosing regimens of AT2220 to treat Pompe disease. We have filed, or plan to file, foreign counterparts of these applications, where appropriate, by the applicable deadlines.
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
License Agreements
We have acquired rights to develop and commercialize our product candidates through licenses granted by various parties. The following summarizes our material rights and obligations under those licenses:
•	Mt. Sinai School of Medicine — We have acquired exclusive worldwide patent rights to develop and commercialize Amigal, Plicera and AT2220 and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with Mt. Sinai School of Medicine (MSSM) of New York University. In connection with this agreement, we issued 232,266 shares of our common stock to MSSM in April 2002. In October 2006 we issued MSSM an additional 133,333 shares of common stock and made a payment of $1.0 million in consideration of an expanded field of use under that license. Under this agreement, to date we have paid no upfront or annual license fees and we have no milestone or future payments other than royalties on net sales. However, on October 31, 2008, we amended and restated this license agreement to, among other items, provide us with the sole right to control the prosecution of patent rights under such agreement and to clarify the portion of royalties and milestone payments we received from Shire that were payable to MSSM. In connection therewith, we agreed to pay MSSM $2.6 million in connection with the $50 million upfront payment that we received in November 2007 from Shire, which was already accrued for at year-end 2007, and an additional $2.6 million for the sole right to and control over the prosecution of patent rights. This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2019, subject to any patent term extension that may be granted, or 2024 if we develop a product for combination therapy (pharmacological chaperone plus ERT) and a patent issues from the pending application covering the combination therapy, subject to any patent term extension that may be granted.
•	University of Maryland, Baltimore County — We have acquired exclusive U.S. patent rights to develop and commercialize Plicera for the treatment of Gaucher disease from the University of Maryland, Baltimore County. Under this agreement, to date we have paid aggregate upfront and annual license fees of $45 thousand. We are required to make a milestone payment upon the demonstration of safety and efficacy of Plicera for the treatment of Gaucher disease in a Phase 2 study, and another payment upon receiving FDA approval for Plicera for the treatment of Gaucher disease. We are also required to pay royalties on net sales. Upon satisfaction of both milestones, we could be required to make up to $0.2 million in aggregate payments. This agreement expires upon expiration of the last of the licensed patent rights in 2015.
•	Novo Nordisk A/S — We have acquired exclusive patent rights to develop and commercialize Plicera for all human indications. Under this agreement, to date we have paid an aggregate of $0.4 million in license fees. We are also required to make milestone payments based on clinical progress of Plicera, with a payment due after initiation of a Phase 3 clinical trial for Plicera for the treatment of Gaucher disease and a payment due upon each filing for regulatory approval of Plicera for the treatment of Gaucher disease in any of the U.S., Europe or Japan. An additional payment is due upon approval of Plicera for the treatment of Gaucher disease in the U.S. and a payment is also due upon each approval of Plicera for the treatment of Gaucher disease in either of Europe or Japan. Assuming successful development of Plicera for the treatment of Gaucher disease in the U.S., Europe and Japan, total milestone payments would be $7.8 million. We are also required to pay royalties on net sales. This license will terminate in 2016.

Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For Amigal and AT2220, we will owe royalties only to MSSM and will owe no milestone payments. We would expect to pay royalties to all three licensors with respect to Plicera.
Our rights with respect to these agreements to develop and commercialize Amigal, Plicera and AT2220 may terminate, in whole or in part, if we fail to meet certain development or commercialization requirements or if we do not meet our obligations to make royalty payments.
Trademarks
In addition to our patents and trade secrets, we have filed applications to register certain trademarks in the U.S. and/or abroad, including AMICUS, AMICUS THERAPEUTICS (and design), AMIGAL and PLICERA. At present, all of the U.S. trademark applications for these marks, which are based on an intention to use these marks, have been either registered or approved by the U.S. Patent and Trademark Office and Notices of Allowances and have been issued. We have also received foreign allowances or issued foreign registrations for certain of these marks. Our ability to obtain and maintain trademark registrations will in certain instances depend on making use of the mark in commerce on or in connection with our products. For the allowed marks for our candidate products, it may be necessary to re-apply for registration if it becomes apparent that we will not use the mark in commerce within the prescribed time period.
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
Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The following table lists our principal competitors and publicly available information on the status of their product offerings (U.S. dollars in millions):

Competitor	Indication	Product	Class of Product	Status	2009 Sales
					(in millions)
Genzyme Corporation	Fabry disease	Fabrazyme®	Enzyme Replacement Therapy	Marketed	$431
	Gaucher disease	Cerezyme®	Enzyme Replacement Therapy	Marketed	$793
	Pompe disease	Myozyme®	Enzyme Replacement Therapy	Marketed	$325
	Gaucher disease	Eliglustat tartrate	Substrate Reduction Therapy	Phase 3	N/A

Shire	Fabry disease	Replagal®	Enzyme Replacement Therapy	Marketed	$194
	Gaucher disease	VPRIV	Enzyme Replacement Therapy	Approved	N/A

Actelion, Ltd.	Gaucher disease	Zavesca®	Substrate Reduction Therapy	Marketed	$50

Protalix Biotherapeutics	Gaucher disease	Taliglucerase alfa D	Enzyme Replacement Therapy	NDA filed December 2009	N/A
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

The Hatch-Waxman Act
In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application (ANDA). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.
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
Employees
As of December 31, 2009, we had 97 full-time employees, 70 of whom were primarily engaged in research and development activities and 27 of whom provide administrative services. A total of 29 employees have an M.D. or Ph.D. degree. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.
In October 2009, we announced a work-force reduction of approximately twenty percent (20%), or twenty-six (26) employees, as part of a corporate restructuring. Reductions occurred across all levels and organizations within the Company. We implemented the restructuring to reduce costs and align our resources with our key strategic priorities.
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
Since inception, we have incurred significant operating losses. Our cumulative net loss attributable to common stockholders since inception was $191 million and we had an accumulated deficit of $170.8 million as of December 31, 2009. To date, we have financed our operations primarily through private placements of our redeemable convertible preferred stock, proceeds from our initial public offering and from our prior collaboration agreement with Shire. We have devoted substantially all of our efforts to research and development, including our preclinical development activities and clinical trials. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several years and we are unable to predict the extent of any future losses as we:
•	continue our ongoing Phase 3 clinical trial of Amigal (migalastat hydrochloride) for the treatment of Fabry disease to support approval in the United States;
•	continue our preclinical studies on the use of pharmacological chaperones for the treatment of diseases of neurodegeneration;
•	continue our preclinical studies on the combination use of pharmacological chaperones and enzyme replacement therapy;
•	potentially initiate a planned Phase 3 clinical trial of Amigal for the treatment of Fabry disease to support approval in the European Union and a planned Phase 2 study with Amigal in combination with ERT for Fabry disease;
•	continue the research and development of additional product candidates;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials; and
•	establish a sales and marketing infrastructure to commercialize products for which we may obtain regulatory approval.
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
We expect to continue to incur substantial research and development expenses in connection with our ongoing activities, particularly as we continue our Phase 3 clinical trial of Amigal and potentially initiate a planned second Phase 3 clinical trial to support registration in the European Union. Further, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers and product distribution. In addition, we no longer receive cost sharing revenue and are no longer eligible to receive milestone payments from Shire in connection with our prior collaboration agreement. In March 2010, we completed a registered direct offering of our common stock and warrants and received net proceeds of approximately $17.1 million. While we intend to utilize these proceeds to, among other things, advance our clinical and preclinical activities, we currently have no commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. We believe that the net proceeds from our initial public offering, and the March 2010 registered direct offering, together with our existing cash and cash equivalents and marketable securities, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements until at least the second half of 2011. Capital may not be available when needed on terms that are acceptable to us, or at all, especially in light of the current challenging economic environment. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.
Our future capital requirements will depend on many factors, including:
•	the progress and results of our clinical trials of Amigal;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates including those testing the use of pharmacological chaperones in combination with enzyme replacement therapy and for the treatment of diseases of neurodegeneration;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the number and development requirements of other product candidates that we pursue;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the emergence of competing technologies and other adverse market developments;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;
•	the extent to which we acquire or invest in businesses, products and technologies; and
•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
Any capital that we obtain may not be on terms favorable to us or our stockholders or may require us to relinquish valuable rights.
Until such time, if ever, as we generate product revenue to finance our operations, we expect to finance our cash needs through public or private equity offerings and debt financings, corporate collaboration and licensing arrangements and grants from patient advocacy groups, foundations and government agencies. If we are able to raise capital by issuing equity securities, as we did in March 2010, our stockholders will experience dilution. In addition, stockholders may experience dilution if the holders of the warrants issued in connection with our March 2010 offering exercise their warrants. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may include rights that are senior to the holders of our common stock. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise capital through additional collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us or our stockholders.

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
We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, including Amigal. Our ability to generate product revenue, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of these product candidates. The successful commercialization of our product candidates will depend on several factors, including the following:
•	successful enrollment of patients in our clinical trials on a timely basis;
•	obtaining supplies of product candidates for completion of our clinical trials on a timely basis;
•	successful completion of preclinical studies and clinical trials;
•	obtaining regulatory agreement in the structure and design of our clinical programs;
•	obtaining marketing approvals from the United States Food and Drug Administration (FDA), and similar regulatory authorities outside the U.S.;
•	establishing commercial-scale manufacturing arrangements with third party manufacturers whose manufacturing facilities are operated in compliance with current good manufacturing practice (cGMP) regulations;
•	launching commercial sales of the product, whether alone or in collaboration with others;
•	acceptance of the product by patients, the medical community and third party payors;
•	competition from other companies and their therapies;
•	successful protection of our intellectual property rights from competing products in the U.S. and abroad; and
•	a continued acceptable safety and efficacy profile of our product candidates following approval.
If the market opportunities for our product candidates are smaller than we believe they are, then our revenues may be adversely affected and our business may suffer.
Each of the diseases that our most advanced product candidates are being developed to address is rare . Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates.

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
We estimate the number of potential patients in the broader world population who have those diseases and may respond to treatment with our product candidates by further extrapolating estimates of the prevalence of specific types of genetic mutations giving rise to these diseases. For example, we base our estimate of the percentage of Fabry patients who may respond to treatment with Amigal on the frequency of missense and other similar mutations that cause Fabry disease reported in the Human Gene Mutation Database. As a result of recent studies that estimate that the prevalence of Fabry disease could be many times higher than previously reported, we believe that the number of patients diagnosed with Fabry disease will increase and estimate that the number of Fabry patients who may benefit from the use of Amigal is significantly higher than some previously reported estimates of Fabry disease generally. If our estimates of the prevalence of Fabry disease or of the number of patients who may benefit from treatment with our product candidates prove to be incorrect, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer.
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
We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA. We have not obtained regulatory approval nor commercialized any of our product candidates. We are currently conducting a Phase 3 clinical trial for Amigal and a Phase 1 clinical trial for AT2220 but have not yet completed a Phase 3 clinical trial for any of our product candidates. Additionally, we are conducting preclinical studies on the combination use of pharmacological chaperones and enzyme replacement therapy in Fabry, Gaucher and Pompe disease and on the use of chaperones to treat diseases of neurogeneration. Our limited experience might prevent us from successfully designing or implementing a clinical trial. We have limited experience in conducting and managing the application process necessary to obtain regulatory approvals and we might not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead product candidates, or might be significantly delayed in doing so, which will materially harm our business.

We may find it difficult to enroll patients in our clinical trials.
Each of the diseases that our lead product candidates are intended to treat is relatively rare and we expect only a subset of the patients with these diseases to be eligible for our clinical trials. For example, the entry criteria for our ongoing Phase 3 study in Amigal for Fabry disease requires that patients must have a genetic mutation that we believe is responsive to Amigal, and may not have received enzyme replacement therapy in the past or must have stopped treatment for at least six months prior to enrolling in the study. Given that each of our product candidates is in the early stages of required testing, we may not be able to initiate or continue clinical trials for each or all of our product candidates if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. The requirements of our clinical testing mandate that a patient cannot be involved in another clinical trial for the same indication. We are aware that our competitors have ongoing clinical trials for products that are competitive with our product candidates and patients who would otherwise be eligible for our clinical trials may be involved in such testing, rendering them unavailable for testing of our product candidates. Further, if we are required to include patients in our clinical trials who have never received enzyme replacement therapy, we may experience yet further difficulty and delay enrolling patients in our trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
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
Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete. A failure of one or more of our preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to obtain regulatory approval or commercialize our product candidates, including:
•	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising;
•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	conditions imposed on us by the FDA or any non-U.S. regulatory authority regarding the scope or design of our clinical trials may require us to resubmit our clinical trial protocols to institutional review boards for re-inspection due to changes in the regulatory environment;
•	the number of patients required for our clinical trials may be larger than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;
•	our third party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;
•	we might have to suspend or terminate one or more of our clinical trials if we, the regulators or the institutional review boards determine that the participants are being exposed to unacceptable health risks;
•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
•	the cost of our clinical trials may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials, such as existing treatments like enzyme replacement therapy, may be insufficient or inadequate or we may not be able to reach agreements on acceptable terms with prospective clinical research organizations; and
•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

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
The commercial success of any product candidates that we may develop, including Amigal, will depend upon the degree of market acceptance by physicians, patients, third party payors and others in the medical community.
Any products that we bring to the market, including Amigal, may not gain market acceptance by physicians, patients, third party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
The development and commercialization of new drugs is highly competitive and competition is expected to increase. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of Fabry disease. These products include Genzyme Corporation’s Fabrazyme® and Shire plc’s Replagal®. In addition, Genzyme Corporation and Actelion, Ltd. market and sell Cerezyme® and Zavesca®, respectively, for the treatment of Gaucher disease, and Genzyme Corporation markets and sells Myozyme® for the treatment of Pompe disease. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties, including an agreement between Pfizer, Inc. and Protalix BioTherapeutics, Inc. to develop a new enzyme replacement therapy for the treatment of Gaucher disease.
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
We do not independently conduct clinical trials for our product candidates or certain preclinical development activities of our product candidates, such as long-term safety studies in animals. We rely on, or work in conjunction with, third parties, such as contract research organizations, medical institutions and clinical investigators, to perform these functions. For example, we rely heavily on a contract research organization to help us conduct our ongoing Phase 3 clinical trial in Amigal for the treatment of Fabry disease. Our reliance on these third parties for preclinical and clinical development activities reduces our control over these activities. We are responsible for ensuring that each of our preclinical development activities and our clinical trials is conducted in accordance with the applicable general investigational plan and protocols, however, we have no direct control over these researchers or contractors (except by contract), as they are not our employees. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices for conducting, recording and reporting the results of our preclinical development activities and our clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Moreover, these third parties may be bought by other entities or they may go out of business, thereby preventing them from meeting their contractual obligations.
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
For each of our product candidates, we are collaborating with physicians, patient advocacy groups, foundations and government agencies in order to assist with the development of our products. We plan to pursue similar activities in future programs and plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies. We also may seek to establish collaborations for the sales, marketing and distribution of our products. If we elect to seek collaborators in the future but are unable to reach agreements with suitable collaborators, we may fail to meet our business objectives for the affected product or program. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts, if any, to establish and implement collaborations or other alternative arrangements. The terms of any collaboration or other arrangements that we establish, if any, may not be favorable to us.
Any collaboration that we enter into may not be successful. The success of our collaboration arrangements, if any, will depend heavily on the efforts and activities of our collaborators. It is likely that any collaborators of ours will have significant discretion in determining the efforts and resources that they will apply to these collaborations. The risks that we may be subject to in possible future collaborations include the following:
•	our collaboration agreements are likely to be for fixed terms and subject to termination by our collaborators in the event of a material breach or lack of scientific or clinical progress by us;
•	our collaborators are likely to have the first right to maintain or defend our intellectual property rights and, although we would likely have the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators’ acts or omissions; and
•	our collaborators may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.
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
The patents and patent applications that we have licensed from Mt. Sinai School of Medicine relating to use of Amigal to treat Fabry disease expire in 2018 in the U.S., 2019 in Europe and the foreign counterpart patent applications in Japan and Canada, if issued, will expire in 2019. Patents that we have licensed claiming isofagomine (the active chemical moiety in Plicera) expire between 2015 and 2016 in the U.S. and in 2015 in the UK, France, Sweden, Germany, Switzerland and Japan, and in 2018 in the U.S. for methods of use. We own a U.S. patent and its corresponding foreign applications covering isofagomine tartrate (the specific salt form of the active pharmaceutical ingredient in Plicera) and its use to treat Gaucher disease, which expires in 2027. Other than the patent application covering the use of isofagomine tartrate to treat Gaucher disease, we currently have no pending or issued patents covering methods of using Plicera outside of the U.S. Patents and patent applications that we own or have licensed relating to the use of AT2220 expire in 2018 in the U.S. Further, we currently do not have composition of matter or method of use protection for AT2220 outside of the U.S. Where we lack patent protection outside of the U.S., we intend to seek orphan medicinal product designation and to rely on statutory data exclusivity provisions in jurisdictions outside the U.S. where such protections are available, including Europe. If we are unable to obtain such protection outside the U.S., our competitors may be free to use and sell Plicera and/or AT2220 outside of the U.S. and there will be no liability for infringement or any other barrier to competition. The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:
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
We are highly dependent on John F. Crowley, our Chairman, President and Chief Executive Officer, Matthew R. Patterson, our Chief Operating Officer, David J. Lockhart, Ph.D., our Chief Scientific Officer and Pol F. Boudes, M.D., our Chief Medical Officer. These executives each have significant pharmaceutical industry experience, including Mr. Crowley, with whom we have entered into an employment agreement that runs for successive one year terms until either we or Mr. Crowley elect to terminate the agreement. We may terminate Mr. Crowley’s employment without cause at any time, or we may decide not to extend Mr. Crowley’s agreement at the end of any term, or he may terminate his employment for good reason at any time, in each case subject to certain severance payments and benefits. Mr. Crowley is a commissioned officer in the U.S. Navy (Reserve). The U.S. recently called Mr. Crowley to service, which he fulfilled, from September 11, 2006 to March 5, 2007, and he may be called to active duty service again at any time. The loss of Mr. Crowley for protracted military duty could materially adversely affect our business. We are also parties to employment agreements with each of Mr. Patterson, Dr. Lockhart and Dr. Boudes. These employment agreements each provide for an initial term of two years, and will continue thereafter for successive two-year periods until we provide the executive with written notice of the end of the agreement in accordance with its terms. We may terminate any of these executives without cause at any time, or one of these executives may quit for good reason within six months of the occurrence of certain corporate changes, in each case subject to certain severance payments and benefits. The loss of the services of any of these executives might impede the achievement of our research, development and commercialization objectives and materially adversely affect our business. We do not maintain “key person” insurance on Mr. Crowley or on any of our other executive officers.

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
Our executive officers, directors and principal stockholders beneficially own shares representing approximately 73% of our common stock as of December 31, 2009. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts do not initiate or continue coverage of us, the trading price for our common stock would be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our common stock, the price of our common stock would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our common stock could decrease, which could cause the price of our common stock or trading volume to decline.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market For Our Common Stock
Our common stock has been traded on the NASDAQ Global Market under the symbol “FOLD” since May 31, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low closing sales prices of our common stock as quoted on the NASDAQ Global Market for the periods indicated.

	High	Low
2009
First Quarter	$12.30	$6.26
Second Quarter	13.50	6.44
Third Quarter	12.49	8.66
Fourth Quarter	9.05	3.21

	High	Low
2008
First Quarter	$11.84	$9.00
Second Quarter	12.35	9.00
Third Quarter	18.00	10.52
Fourth Quarter	15.78	7.16
The closing price for our common stock as reported by the NASDAQ Global Market on February 26, 2010 was $3.31 per share. As of February 26, 2010, there were 38 holders of record of our common stock.
Dividends
We have never declared or paid any dividends on our capital stock. We currently intend to retain any future earnings to finance our research and development efforts, the further development of our pharmacological chaperone technology and the expansion of our business. We do not intend to declare or pay cash dividends to our stockholders in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from the Sale of Registered Securities
Initial Public Offering
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-141700) that was declared effective by the Securities and Exchange Commission (SEC) on May 30, 2007. We registered an aggregate of 5,750,000 shares of our common stock. On June 5, 2007, at the closing of the offering, 5,000,000 shares of common stock were sold on our behalf at an initial public offering price of $15.00 per share, for aggregate offering proceeds of $75.0 million. The initial public offering was underwritten and managed by Morgan Stanley, Merrill Lynch & Co., JPMorgan, Lazard Capital Markets and Pacific Growth Equities, LLC. Following the sale of the 5,000,000 shares, the public offering terminated.
After deducting expenses of approximately $6.9 million, we received net offering proceeds of approximately $68.1 million from our initial public offering. As of December 31, 2009, approximately $58.9 million of the net proceeds from our initial public offering were maintained in money market funds and in investment-grade, interest bearing instruments, pending their use. We have used the remaining proceeds of approximately $9.2 million for clinical development of our projects, research and development activities relating to additional preclinical projects and to fund working capital and other general corporate purposes.
The foregoing represents our best estimate of our use of proceeds for the period indicated.

March 2010 Registered Direct Offering
In March 2010, we sold 4,946,524 million shares of our common stock and warrants to purchase 1,854,946 million shares of common stock in a registered direct offering to a select group of institutional investors through a Registration Statement on Form S-3 (File No. 333-158405) that was declared effective by the SEC on May 27, 2009. The shares of common stock and warrants were sold in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The aggregate offering proceeds were $18.5 million. Leerink Swann LLC served as sole placement agent for the offering. Following the sale of the common stock and warrants, the public offering terminated.
We paid Leerink Swann a placement agency fee equal to 5.7% of the aggregate offering proceeds, approximately $1.05 million. The net proceeds of the offering are expected to be approximately $17.1 million after deducting the placement agency fee and all other estimated offering expenses. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
Following the close of the offering, we invested all of the net proceeds in money market funds and in investment-grade, interest bearing instruments, pending their use. We intend to use the proceeds from the offering to further advance the development of our lead product candidate, Amigal, including the initiation of the Phase 3 study to support registration in the European Union and the completion of certain activities required for the submission of a license application globally, as well as for general corporate matters.

Performance Graph
The following performance graph shows the total shareholder return of an investment of $100 cash on May 31, 2007, the date our common stock first started trading on the NASDAQ Global Market, for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index as of December 31, 2009. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

*	$100 invested on May 31, 2007 in Amicus Therapeutics, Inc. stock or in index-including reinvestment of dividends.

	5/31/2007	12/31/2007	12/31/2008	12/31/2009
Amicus Therapeutics, Inc.	100	74	55	28
NASDAQ Composite	100	102	61	87
NASDAQ Biotechnology	100	100	87	101
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table sets forth purchases of our common stock for the three months ended December 31, 2009:

			(c) Total number of
			shares purchased as	(d) Maximum number of shares
	(a) Total number	(b) Average	part of publicly	that may yet be
	of shares	Price Paid	announced plans or	purchased under the plans or
Period	purchased	per Share	programs	programs

October 1, 2009 – October 31, 2009	220	$8.75	—	2,655

November 1, 2009 – November 30, 2009	220	$3.84	—	2,435

December 1, 2009 – December 31, 2009	220	$3.36	—	2,215

Total	660		—

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

Item 6. SELECTED FINANCIAL DATA.
(in thousands except share and per share data)

						Period from
						February 4, 2002
						(inception)
						to
	Year Ended December 31,					December 31,
	2005	2006	2007	2008	2009	2009

Statement of Operations Data:
Revenue:
Research revenue	$—	$—	$1,375	$12,189	$17,545	$31,108
Collaboration revenue	—	—	409	2,778	46,813	50,000

Total revenue	—	—	1,784	14,967	64,358	81,108

Operating expenses:
Research and development	13,652	33,630	31,074	37,764	48,081	175,722
General and administrative	6,877	12,277	15,278	19,666	19,973	77,709
Restructuring charges	—	—	—	—	1,522	1,522
Impairment of leasehold improvements	—	—	—	—	—	1,030
Depreciation and amortization	303	952	1,237	1,493	2,132	6,420
In-process research and development	—	—	—	—	—	418

Total operating expenses	20,832	46,859	47,589	58,923	71,708	262,821

Loss from operations	(20,832)	(46,859)	(45,805)	(43,956)	(7,350)	(181,713)

Other income (expenses):
Interest income	610	1,990	5,135	4,819	997	13,757
Interest expense	(82)	(273)	(348)	(218)	(278)	(1,925)
Change in fair value of warrant liability	(280)	(23)	(149)	—	—	(454)

Other expense	—	(1,180)	—	—	64	(1,116)

Loss before tax benefit	(20,584)	(46,345)	(41,167)	(39,355)	(6,567)	(171,451)
Income tax benefit	612	—	—	—	—	695

Net loss	(19,972)	(46,345)	(41,167)	(39,355)	(6,567)	(170,756)
Deemed dividend	—	(19,424)	—	—	—	(19,424)
Preferred stock accretion	(139)	(159)	(351)	—	—	(802)

Net loss attributable to common stockholders	$(20,111)	$(65,928)	$(41,518)	$(39,355)	$(6,567)	(190,982)

Net loss attributable to common stockholders per common share — basic and diluted	$(49.02)	$(89.58)	$(3.14)	$(1.75)	$(0.29)

Weighted-average common shares outstanding — basic and diluted	410,220	735,967	13,235,755	22,493,803	22,624,134

	As of December 31,
	2005	2006	2007	2008	2009
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$24,418	$54,699	$161,527	$121,124	$78,224
Working capital	22,267	44,814	147,247	110,209	69,293
Total assets	28,670	59,645	167,097	128,773	85,370
Total liabilities	4,031	13,071	63,800	57,730	13,537
Redeemable convertible preferred stock	60,469	124,089	—	—	—
Deficit accumulated during the development stage	(37,322)	(83,667)	(124,834)	(164,189)	(170,756)
Total stockholders’ (deficiency) equity	$(35,830)	$(77,515)	$103,297	$71,043	$71,833

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Amicus Therapeutics, Inc. (Amicus) is a biopharmaceutical company focused on the discovery, development and commercialization of orally-administered, small molecule drugs known as pharmacological chaperones. Pharmacological chaperones are a novel, first-in-class approach to treating a broad range of diseases including lysosomal storage disorders and diseases of neurodegeneration. Our goal is to become a leading biopharmaceutical company in these areas. Our current strategic priorities include the following:
•	the Phase 3 development of our lead product candidate, Amigal for Fabry disease;

•	the preclinical and clinical development of pharmacological chaperone/enzyme replacement therapy combination therapy; and

•	the preclinical evaluation of the use of pharmacological chaperones for diseases of neurodegeneration.
Our novel approach to the treatment of human genetic diseases consists of using pharmacological chaperones that selectively bind to the target protein; increasing the stability of the protein and helping it fold into the correct three-dimensional shape. This allows proper trafficking of the protein within the cell, thereby increasing protein activity, improving cellular function and potentially reducing cell stress. We have also demonstrated in preclinical studies that pharmacological chaperones can further stabilize normal, or “wild-type,” proteins. This stabilization could lead to a higher percentage of the target proteins folding correctly and more stably, which can increase cellular levels of that target protein and improve cellular function, making chaperones potentially applicable to a wide range of diseases.
Our lead product candidate, Amigal (migalastat hydrochloride) for Fabry disease, is in Phase 3 development. Our other clinical stage product candidates are AT2220 (1-deoxynojirimycin HCl) for Pompe disease, which is currently in Phase 1 testing and remains on partial clinical hold, and Plicera (afegostat tartrate) for Gaucher disease, which we do not plan to advance into Phase 3 development at this time. We are conducting preclinical studies in diseases of neurodegeneration, including Parkinson’s and Alzheimer’s disease.
We have generated significant losses to date and expect to continue to generate losses as we continue the clinical development of our drug candidates, including Amigal and conduct preclinical studies on other programs. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through December 31, 2009, we have accumulated a deficit of $170.8 million. As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial over the next several years and we may need to obtain additional funds to further develop our research and development programs and product candidates.
In June 2007, we completed our initial public offering (IPO) of 5,000,000 shares of common stock at a public offering price of $15.00 per share. Net cash proceeds from the initial public offering were approximately $68.1 million after deducting underwriting discounts, commissions and offering expenses payable by us. In connection with the closing of the IPO, all of Amicus’ shares of redeemable convertible preferred stock outstanding at the time of the offering were automatically converted into 16,112,721 shares of common stock.
In March 2010, we sold 4.95 million shares of our common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors. The shares of common stock and warrants were sold in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The net proceeds of the offering are expected to be approximately $17.1 million after deducting the placement agency fee and all other estimated offering expenses.
Collaboration with Shire Pharmaceuticals Ireland Ltd. (Shire)
On November 7, 2007, we entered into a license and collaboration agreement with Shire. Under the agreement, Amicus and Shire were jointly developing Amicus’ three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal, Plicera and AT2220. We granted Shire the rights to commercialize these products outside the United States (U.S.) and retained all rights to our other programs and to develop and commercialize Amigal, Plicera and AT2220 in the U.S. In October 2009, the Company and Shire mutually agreed to terminate the collaboration agreement. For further information, see “— Note 11. Development and Commercialization Agreement with Shire.”

Financial Operations Overview
Revenue
In connection with our collaboration agreement with Shire, Shire paid us an initial, non-refundable license fee of $50 million and reimbursed us for certain research and development costs associated with our lead clinical development programs. The license fee was classified as deferred revenue and was being recognized as Collaboration Revenue on a straight line basis over the period of the performance obligations. We also recognized any reimbursed research and development costs as Research Revenue. In October 2009, we mutually terminated our collaboration agreement with Shire and received a cash payment of $5.2 million as full and final settlement of all amounts due under the collaboration agreement. This final payment was recorded as Research Revenue net of a cost sharing receivable. As a result of the termination of the agreement and as there were no further obligations under the original agreement, we recognized all previously deferred revenue as Collaboration Revenue in the fourth quarter of 2009. We have not generated any commercial sales revenue since our inception.
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
We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through December 31, 2009, we have incurred research and development expense in the aggregate of $175.7 million.

The following table summarizes our principal product development projects through December 31, 2009, including the related stages of development for each project, and the out-of-pocket, third party expenses incurred with respect to each project (in thousands).

				Period from
				February 4,
				2002
				(Inception) to
	Years Ended December 31,			December 31,
	2007	2008	2009	2009
Projects
Third party direct project expenses
Amigal (Fabry Disease — Phase 3)	$4,648	$4,410	$8,634	$34,074
Plicera (Gaucher Disease — Phase 2*)	4,378	2,796	6,961	25,865
AT2220 (Pompe Disease — Phase 1)	3,426	2,836	1,874	12,898
Diseases of Neurodegeneration (Preclinical)	620	1,801	3,194	5,615

Total third party direct project expenses	13,072	11,843	20,663	78,452

Other project costs (1)
Personnel costs	9,720	14,535	18,801	57,766
Other costs (2)	8,282	11,386	8,617	39,504

Total other project costs	18,002	25,921	27,418	97,270

Total research and development costs	$31,074	$37,764	$48,081	$175,722

(1)	Other project costs are leveraged across multiple clinical and preclinical projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.

*	We do not plan to advance Plicera into Phase 3 development at this time.
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. As a result, we are not able to reasonably estimate the period, if any, in which material net cash inflows may commence from our product candidates, including Amigal or any of our other preclinical product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the conduct, duration and cost of clinical trials, which vary significantly over the life of a project as a result of evolving events during clinical development, including:
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
General and Administrative Expense
General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services. From our inception in February 2002 through December 31, 2009, we spent $77.7 million on general and administrative expense.

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
The revenue associated with reimbursements for research and development costs under collaboration agreements is included in Research Revenue and the costs associated with these reimbursable amounts are included in research and development expenses. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has the risks and rewards as the principal in the research and development activities. Since the termination of the collaboration agreement with Shire in October 2009, the Company is not currently a party to any collaboration agreements.
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
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value method of measuring stock-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the vesting period of the related awards.

We recognized stock-based compensation expense of $4.0 million, $6.4 million, and $7.8 million for the years ended 2007, 2008 and 2009, respectively. The following table summarizes information related to stock compensation expense recognized in the income statement (in thousands):

	Years Ended December 31,
	2007	2008	2009
Stock compensation expense recognized in:
Research and development expense	$1.6	$2.5	$3.2
General and administrative expense	2.4	3.9	4.6

Total stock compensation expense	$4.0	$6.4	$7.8

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

	Years Ended December 31,
	2007	2008	2009

Expected stock price volatility	78.3%	78.2%	80.6%
Risk free interest rate	4.5%	3.0%	2.4%
Expected life of options (years)	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00
The weighted-average grant-date fair value per share of options granted during 2007, 2008 and 2009 were $9.45, $7.36 and $4.83, respectively.
Prior to becoming a public company, the exercise prices for options granted were set by our board of directors, based on its determination of the fair market value of our common stock at the time of the grants with input from our management. The members of our board of directors have extensive experience in the life sciences industry and all but one are non-employee directors. In connection with the IPO, we performed a retrospective determination of fair value for financial reporting purposes of our common stock underlying stock option grants in 2005, 2006 and through April 2007, utilizing a combination of valuation methods that are more fully described in our Form S-1/A (333-141700) that was declared effective by the SEC in May 2007.
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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share (in thousands except share amounts):

	Years Ended December 31,
	2007	2008	2009
Historical
Numerator:
Net loss	$(41,167)	$(39,355)	$(6,567)
Accretion of redeemable convertible preferred stock	(351)	—	—

Net loss attributable to common stockholders	$(41,518)	$(39,355)	$(6,567)

Denominator:
Weighted average common shares outstanding — basic and diluted	13,235,755	22,493,803	22,624,134

Dilutive common stock equivalents would include the dilutive effect of common stock options for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 2.4 million, 3.1 million and 4.8 million for the years ended December 31, 2007, 2008 and 2009, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Results of Operations
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Research and Development Expense. Research and development expense was $48.1 million in 2009 representing an increase of $10.3 million or 27% from $37.8 million in 2008. The variance was primarily attributable to higher personnel costs of $4.3 million associated with headcount growth prior to the 2009 work force reduction, a $5.5 million increase in contract manufacturing costs due to the timing of batch production and a $2.5 million increase in contract research related to clinical trials.
General and Administrative Expense. General and administrative expense was $20.0 million in 2009, an increase of $0.3 million or 2% from $19.7 million in 2008. The variance was primarily attributable to higher personnel costs related to stock compensation expense of $0.6 million and an increase in rent of $0.2 million related to additional office space obtained in 2009, partially offset by a reduction in consulting fees.
Restructuring Charges. Restructuring charges were $1.5 million in 2009 due to the corporate restructuring implemented in the fourth quarter of 2009. This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities. The restructuring charges included $0.9 million for employment termination costs payable in cash and a facilities consolidation restructuring charge of $0.6 million, consisting of lease payments of $0.5 million related to the net present value of the net future minimum lease payments at the cease-use date and the write-down of the net book value of fixed assets in the vacated building of $0.1 million.
Depreciation and Amortization. Depreciation and amortization expense was $2.1 million in 2009, an increase of $0.6 million or 40%, from $1.5 million in 2008 due to assets acquired in 2009.
Interest Income and Interest Expense. Interest income was $1.0 million in 2009, compared to $4.8 million in 2008. The decrease of $3.8 million or 79% was due to lower average cash and cash equivalents balances and the decline in interest rates. Interest expense was $0.3 million in 2009, compared to $0.2 million in 2008. The increase of $0.1 million or 50% was due to the secured loan obtained in June 2009.
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
Liquidity and Capital Resources
Source of Liquidity
As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007 and $50.0 million from the non-refundable license fee from the Shire collaboration agreement in November 2007. The following table summarizes our significant funding sources as of December 31, 2009:

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
In addition, in conjunction with the Shire collaboration agreement, we received reimbursement of research and development expenditures from the date of the agreement (November 7, 2007) through year-end 2009 of $31.1 million. However, we will not receive any further reimbursement payments from Shire following the mutual termination of our collaboration agreement in October 2009.
As of December 31, 2009, we had cash and cash equivalents and marketable securities of $78.2 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.
In March 2010, we sold 4.95 million shares of our common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors. The shares of common stock and warrants were sold in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The net proceeds of the offering are expected to be approximately $17.1 million after deducting the placement agency fee and all other estimated offering expenses.

Net Cash Used in Operating Activities
Net cash used in operations for the year ended December 31, 2009 was $43.4 million due primarily to the operating expenses for the year ended December 31, 2009 of $71.7 million, partially offset by the reimbursed research and development costs of $17.5 million.
Net cash used in operations for the year ended December 31, 2008 was $36.9 million due primarily to the net loss for the year ended December 31, 2008 of $39.3 million and the change in operating assets and liabilities of $5.5 million. The change in operating assets and liabilities of $5.5 million was due primarily to deferred revenue related to the collaboration agreement with Shire and lower accounts payable and accrued expenses at year-end 2008.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the year ended December 31, 2009 was $31.9 million. Net cash provided by investing activities reflects $131.8 million for the sale and redemption of marketable securities, offset by $98.1 million for the purchase of marketable securities and $1.8 million for the acquisition of property and equipment.
Net cash provided by investing activities for the year ended December 31, 2008 was $21.7 million. Net cash provided by investing activities reflects $178.1 million for the sale and redemption of marketable securities, offset by $153.7 million for the purchase of marketable securities and $2.7 million for the acquisition of property and equipment.
Net Cash Provided by and Used in Financing Activities
Net cash provided by financing activities for the year ended December 31, 2009 was $2.8 million and reflected the proceeds of our secured loan agreement of $3.7 million and $0.1 million of proceeds from the exercise of stock options, partially offset by the payments of our capital lease obligations and secured loan agreement of $0.8 million and $0.2 million, respectively.
Net cash used in financing activities for the year ended December 31, 2008 was $1.0 million, consisting primarily of payments of equipment debt financing obligations of $1.5 million offset by $0.5 million proceeds from exercise of stock options and warrants.
Funding Requirements
We expect to incur losses from operations for the foreseeable future primarily due to research and development expenses, including expenses related to the hiring of personnel and conducting clinical trials, and greater general and administrative expenses resulting from expanding our finance and administrative staff, adding infrastructure, and incurring additional costs related to being a public company. Our future capital requirements will depend on a number of factors, including:
•	the progress and results of our clinical trials of our drug candidates, including Amigal;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to execute our operational and business plans and realize reductions in our expenses in line with our restructuring plan; and

•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
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
Royalties
Under our license agreements, if we owe royalties on net sales for one of our products to more than one licensor, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For Amigal and AT2220, we will owe royalties only to Mt. Sinai School of Medicine (MSSM). We would expect to pay royalties to all three licensors with respect to Plicera should we advance Plicera to commercialization. To date, we have not made any royalty payments on sales of our products and believe we are several years away from selling any products that would require us to make any such royalty payments.
On October 31, 2008, we amended and restated our license agreement with MSSM. The amended and restated agreement consolidated previous amendments into a single agreement, clarified the portion of royalties and milestone payments that we received from Shire that were payable to MSSM, and provided us with the sole right to control the prosecution of patent rights described in the amended and restated license agreement. Under the terms of the amended and restated license agreement, we agreed to pay MSSM $2.6 million in connection with the $50 million upfront payment that we received in November 2007, which was already accrued for at year-end 2007, and an additional $2.6 million for the sole right to and control over the prosecution of patent rights.
Whether we will be obligated to make milestone or royalty payments in the future is subject to the success of our product development efforts and, accordingly, is inherently uncertain.
Contractual Obligations
The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2009 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

		Less than	1-3	3-5	Over 5
	Total	1 Year	Years	Years	Years

Operating lease obligations	$4,847	$2,305	$2,542	—	—
Capital lease obligations	376	326	50	—	—
Debt obligations	3,994	1,514	2,480	—	—
Employment agreement	1,860	1,860	—	—	—

Total fixed contractual obligations (1)	$11,077	$6,005	$5,072	—	—

(1)	This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments, timing and/or the likelihood of such payments are not known, (c) amounts, if any, that may be committed in the future to construct additional facilities, and (d) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.
We lease office and laboratory space in Cranbury, New Jersey and these leases will expire by their terms by February 2012. In 2008, we leased office and laboratory space in San Diego, CA and this lease will expire by its terms in September 2011.
In May 2009, the Company entered into a loan and security agreement with Silicon Valley Bank that provides for up to $4 million of equipment financing through October 2012. Borrowings under the loan agreement are collateralized by equipment purchased with the proceeds of the loan and bear interest at a fixed rate of approximately 9%.
On December 30, 2008, we entered into an employment agreement with our president and chief executive officer that provides for an annual base salary, a cash bonus of up to 50% of base salary, an executive medical reimbursement contract, annual reimbursement up to $220,000 for medical expenses not covered by the executive medical reimbursement contract or our medical or health insurance policies, and gross up for federal and state income taxes of income tax incurred in connection with medical reimbursement. The agreement will continue for successive one-year terms until either party provides written notice of termination to the other in accordance with the terms of the agreement. The cost of the executive medical reimbursement contract is estimated based on current premiums.

We have entered into agreements with clinical research organizations and other outside contractors who are partially responsible for conducting and monitoring our clinical trials for our drug candidates including Amigal. These contractual obligations are not reflected in the table above because we may terminate them without penalty.
We have no other lines of credit or other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. We cannot assure you that additional debt or equity financing will be available on acceptable terms, if at all.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2008 and 2009.
Recent Accounting Pronouncements
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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. At December 31, 2009, we held $78.2 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income. As December 31, 2009, our cash, cash equivalents and available for sale securities were all due on demand or within one year. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.
We have operated primarily in the U.S., although we do conduct some clinical activities with vendors outside the U.S. While most expenses are paid in U.S. dollars, there are minimal payments made in local foreign currency. If exchange rates undergo a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.
Dated March 10, 2010

/s/ John F. Crowley Chairman, President and Chief Executive Officer	/s/ John M. McAdam Vice President, Finance & Accounting

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Amicus Therapeutics, Inc.
We have audited Amicus Therapeutics Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amicus Therapeutics Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Amicus Therapeutics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amicus Therapeutics Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ (deficiency)/ equity, and cash flows for each of the three years in the period ended December 31, 2009, and the period from February 4, 2002 (inception) to December 31, 2009 and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 10, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Amicus Therapeutics Inc.
We have audited the accompanying consolidated balance sheets of Amicus Therapeutics Inc. and subsidiary (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ (deficiency)/equity, and cash flows for each of the three years in the period ended December 31, 2009 and the period from February 4, 2002 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amicus Therapeutics, Inc. and subsidiary at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 and the period from February 4, 2002 (inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amicus Therapeutics Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 10, 2010

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2008	2009
Assets:
Current assets:
Cash and cash equivalents	$28,073	$19,339
Investments in marketable securities	93,051	58,885
Prepaid expenses and other current assets	2,463	2,262

Total current assets	123,587	80,486

Property and equipment, less accumulated depreciation and amortization of $4,260 and $6,340 at December 31, 2008 and 2009, respectively	4,919	4,399
Other non-current assets	267	485

Total Assets	$128,773	$85,370

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,796	$9,635
Current portion of capital lease obligations	877	305
Current portion of deferred revenue	3,705	—
Current portion of secured loan	—	1,253

Total current liabilities	13,378	11,193

Deferred revenue, less current portion	44,035	—
Capital lease obligations, less current portion	317	48
Secured loan, less current portion	—	2,296

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,634,711 shares issued and outstanding at December 31, 2008, 50,000,000 shares authorized, 22,672,427 shares issued and outstanding at December 31, 2009	287	287
Additional paid-in capital	234,412	242,259
Accumulated other comprehensive income	533	43
Deficit accumulated during the development stage	(164,189)	(170,756)

Total stockholders’ equity	71,043	71,833

Total Liabilities and Stockholders’ Equity	$128,773	$85,370

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

				Period from
				February 4,
				2002
				(Inception) to
	Years Ended December 31,			December 31,
	2007	2008	2009	2009

Revenue:
Research revenue	$1,375	$12,189	$17,545	$31,108
Collaboration revenue	409	2,778	46,813	50,000

Total revenue	1,784	14,967	64,358	81,108

Operating Expenses:
Research and development	31,074	37,764	48,081	175,722
General and administrative	15,278	19,666	19,973	77,709
Restructuring charges	—	—	1,522	1,522
Impairment of leasehold improvements	—	—	—	1,030
Depreciation and amortization	1,237	1,493	2,132	6,420
In-process research and development	—	—	—	418

Total operating expenses	47,589	58,923	71,708	262,821

Loss from operations	(45,805)	(43,956)	(7,350)	(181,713)
Other income (expenses):
Interest income	5,135	4,819	997	13,757
Interest expense	(348)	(218)	(278)	(1,925)
Change in fair value of warrant liability	(149)	—	—	(454)
Other income/(expense)	—	—	64	(1,116)

Loss before income tax benefit	(41,167)	(39,355)	(6,567)	(171,451)
Income tax benefit	—	—	—	695

Net loss	(41,167)	(39,355)	(6,567)	(170,756)
Deemed dividend	—	—	—	(19,424)
Preferred stock accretion	(351)	—	—	(802)

Net loss attributable to common stockholders	$(41,518)	$(39,355)	$(6,567)	$(190,982)

Net loss attributable to common stockholders per common share — basic and diluted	$(3.14)	$(1.75)	$(0.29)

Weighted-average common shares outstanding — basic and diluted	13,235,755	22,493,803	22,624,134

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ (Deficiency)/Equity
Period from February 4, 2002 (inception) to December 31, 2002, and the seven year period ended December 31, 2009
(in thousands, except share amounts)

						Deficit
						Accumulated
			Additional	Other		During the	Total
	Common Stock		Paid-In	Comprehensive	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Gain/ (Loss)	Compensation	Stage	(Deficiency) Equity

Balance at February 4, 2002 (inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to a consultant	74,938	6	78	—	—	—	84
Stock issued for in-process research and development	232,266	17	401	—	—	—	418
Deferred compensation	—	—	209	—	(209)	—	—
Amortization of deferred compensation	—	—	—	—	27	—	27
Issuance of warrants with financing arrangements	—	—	8	—	—	—	8
Accretion of redeemable convertible preferred stock	—	—	(11)	—	—	—	(11)
Net loss	—	—	—	—	—	(1,775)	(1,775)

Balance at December 31, 2002	307,204	23	685	—	(182)	(1,775)	(1,249)
Stock issued from exercise of stock options	333	—	—	—	—	—	—
Deferred compensation	—	—	14	—	(14)	—	—
Amortization of deferred compensation	—	—	—	—	70	—	70
Issuance of stock warrants with convertible notes	—	—	210	—	—	—	210
Issuance of stock options to consultants	—	—	4	—	—	—	4
Accretion of redeemable convertible preferred stock	—	—	(17)	—	—	—	(17)
Beneficial conversion feature related to bridge financing	—	—	41	—	—	—	41
Net loss	—	—	—	—	—	(6,768)	(6,768)

Balance at December 31, 2003	307,537	23	937	—	(126)	(8,543)	(7,709)
Deferred compensation	—	—	68	—	(68)	—	—
Amortization of deferred compensation	—	—	—	—	60	—	60
Issuance of stock options to consultants	—	—	16	—	—	—	16
Accretion of redeemable convertible preferred stock	—	—	(126)	—	—	—	(126)
Interest waived on converted convertible notes	—	—	193	—	—	—	193
Beneficial conversion feature related to bridge financing	—	—	95	—	—	—	95
Comprehensive Loss:
Unrealized holding loss on available-for-sale securities	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	—	(8,807)	(8,807)

Net total comprehensive loss	—	—	—	—	—	—	(8,816)

Balance at December 31, 2004	307,537	23	1,183	(9)	(134)	(17,350)	(16,287)
Stock issued from exercise of stock options	97,156	7	17	—	—	—	24
Stock issued from exercise of warrants	133,332	10	65	—	—	—	75
Deferred compensation	—	—	2,778	—	(2,778)	—	—
Amortization of deferred compensation	—	—	—	—	365	—	365
Non-cash charge for stock options to consultants	—	—	112	—	—	—	112
Accretion of redeemable convertible preferred stock	—	—	(139)	—	—	—	(139)
Comprehensive Loss:
Unrealized holding loss on available-for-sale securities	—	—	—	(7)	—	—	(7)
Net loss	—	—	—	—	—	(19,972)	(19,972)

Net total comprehensive loss	—	—	—	—	—	—	(19,979)

Balance at December 31, 2005	538,025	$40	$4,016	$(16)	$(2,547)	$(37,322)	$(35,829)

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity
Period from February 4, 2002 (inception) to December 31, 2002, and the seven year period ended December 31, 2009
(in thousands, except share amounts)

						Deficit
						Accumulated
			Additional	Other		During the	Total
	Common Stock		Paid-In	Comprehensive	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Gain/ (Loss)	Compensation	Stage	(Deficiency) Equity

Balance at December 31, 2005	538,025	$40	$4,016	$(16)	$(2,547)	$(37,322)	$(35,829)
Stock issued from exercise of options	265,801	20	138	—	—	—	158
Stock issued for license payment	133,333	10	1,210	—	—	—	1,220
Reversal of deferred compensation upon adoption of FAS 123(R)	—	—	(2,547)	—	2,547	—	—
Stock-based compensation	53,333	—	2,816	—	—	—	2,816
Issuance of stock options to consultants	—	—	476	—	—	—	476
Accretion of redeemable convertible preferred stock	—	—	(159)	—	—	—	(159)
Reclassification of warrant liability upon exercise of Series B redeemable convertible preferred stock warrants	—	—	117	—	—	—	117
Beneficial conversion on issuance of Series C redeemable convertible preferred stock	—	—	19,424	—	—	—	19,424
Beneficial conversion charge (deemed dividend) on issuance of Series C redeemable convertible preferred stock	—	—	(19,424)	—	—	—	(19,424)
Comprehensive (Loss)/ Income:
Unrealized holding gain on available-for-sale securities	—	—	—	31	—	—	31
Net loss	—	—	—	—	—	(46,345)	(46,345)

Net total comprehensive loss	—	—	—	—	—	—	(46,314)

Balance at December 31, 2006	990,492	70	6,067	15	—	(83,667)	(77,515)
Stock issued from initial public offering	5,000,000	50	68,095	—	—	—	68,145
Stock issued from conversion of preferred shares	16,112,721	162	148,429	—	—	—	148,591
Stock issued from exercise of stock options, net	305,518	3	455	—	—	—	458
Stock based compensation	—	—	3,823	—	—	—	3,823
Issuance of stock options to consultants	—	—	162	—	—	—	162
Accretion of redeemable convertible preferred stock	—	—	(351)	—	—	—	(351)
Charge for warrant liability	—	—	758	—	—	—	758
Comprehensive (Loss)/ Income:
Unrealized holding gain on available-for-sale securities	—	—	—	393	—	—	393
Net loss	—	—	—	—	—	(41,167)	(41,167)

Net total comprehensive loss	—	—	—	—	—	—	(40,774)

Balance at December 31, 2007	22,408,731	285	227,438	408	—	(124,834)	103,297
Stock issued from exercise of stock options, net	225,980	2	528	—	—	—	530
Stock based compensation	—	—	6,446	—	—	—	6,446
Comprehensive (Loss)/ Income:
Unrealized holding gain on available-for-sale securities	—	—	—	125	—	—	125
Net loss	—	—	—	—	—	(39,355)	(39,355)

Net total comprehensive loss	—	—	—	—	—	—	(39,230)

Balance at December 31, 2008	22,634,711	$287	$234,412	$533	$—	$(164,189)	$71,043

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity
Period from February 4, 2002 (inception) to December 31, 2002, and the seven year period ended December 31, 2009
(in thousands, except share amounts)

						Deficit
						Accumulated
			Additional	Other		During the	Total
	Common Stock		Paid-In	Comprehensive	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Gain/ (Loss)	Compensation	Stage	(Deficiency) Equity

Balance at December 31, 2008	22,634,711	$287	$234,412	$533	$—	$(164,189)	$71,043
Stock issued from exercise of stock options, net	37,716	—	60	—	—	—	60
Stock based compensation	—	—	7,787	—	—	—	7,787
Comprehensive (Loss)/ Income:
Unrealized holding loss on available-for-sale securities	—	—	—	(490)	—	—	(490)
Net loss	—	—	—	—	—	(6,567)	(6,567)

Net total comprehensive loss	—	—	—	—	—	—	(7,057)

Balance at December 31, 2009	22,672,427	$287	$242,259	$43	$—	$(170,756)	$71,833

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(in thousands)

				Period from
				February 4,
				2002
				(Inception) to
	Years Ended December 31,			December 31,
	2007	2008	2009	2009

Operating activities
Net loss	$(41,167)	$(39,355)	$(6,567)	$(170,756)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Non-cash interest expense	—	—	—	525
Depreciation and amortization	1,237	1,493	2,132	6,417
Amortization of non-cash compensation	—	—	—	522
Stock-based compensation	3,823	6,446	7,787	20,873
Non-cash charge for stock based compensation issued to consultants	162	—	—	853
Change in fair value of warrant liability	149	—	—	454
Loss on disposal of asset	—	44	195	239
Stock-based license payment	—	—	—	1,220
Impairment of leasehold improvements	—	—	—	1,030
Non-cash charge for in process research and development	—	—	—	418
Beneficial conversion feature related to bridge financing	—	—	—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,192)	(949)	201	(2,262)
Other non-current assets	—	—	(218)	(506)
Account payable and accrued expenses	1,566	(1,669)	839	9,635
Deferred revenue	50,614	(2,873)	(47,740)	—

Net cash provided by/(used in) operating activities	15,192	(36,863)	(43,371)	(131,203)

Investing activities
Sale and redemption of marketable securities	126,370	178,100	131,848	479,014
Purchases of marketable securities	(200,743)	(153,687)	(98,173)	(537,974)
Purchases of property and equipment	(669)	(2,667)	(1,807)	(12,085)

Net cash (used in)/provided by investing activities	(75,042)	21,746	31,868	(71,045)

Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	24,053	—	—	143,022
Proceeds from issuance of common stock, net of issuance costs	68,093	—	—	68,093
Proceeds from the issuance of convertible notes	—	—	—	5,000
Payments of capital lease obligations	(1,388)	(1,528)	(840)	(5,234)
Payments of secured loan agreement	—	—	(209)	(209)
Proceeds from exercise of stock options	510	530	60	1,282
Proceeds from exercise of warrants (common and preferred)	97	—	—	264
Proceeds from capital asset financing arrangement	546	—	—	5,611
Proceeds from secured loan agreement	—	—	3,758	3,758

Net cash provided by/(used in) financing activities	91,911	(998)	2,769	221,587

Net increase/(decrease) in cash and cash equivalents	32,061	(16,115)	(8,734)	19,339
Cash and cash equivalents at beginning of year/ period	12,127	44,188	28,073	—

Cash and cash equivalents at end of year/period	$44,188	$28,073	$19,339	$19,339

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$348	$218	$250	$1,604
Non-cash activities
Conversion of preferred stock to common stock	$148,591	$—	$—	148,951
Conversion of notes payable to Series B redeemable convertible preferred stock	$—	$—	$—	$5,000
Accretion of redeemable convertible preferred stock	$351	$—	$—	$802
Beneficial conversion feature related to issuance of the additional issuance of Series C redeemable convertible preferred stock	$—	$—	$—	$19,424

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
In November 2007, the Company entered into a License and Collaboration Agreement with Shire Pharmaceuticals Ireland Ltd. (Shire). Under the agreement, the Company and Shire were jointly developing the Company’s three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal (migalastat hydrochloride), Plicera (isofagomine tartrate) and AT2220 (1-deoxynojirimycin HCl). In October 2009, the Company and Shire mutually agreed to terminate the collaboration agreement. For further information, see “— Note 11. Development and Commercialization Agreement with Shire.”
The Company had an accumulated deficit of approximately $170.8 million at December 31, 2009 and anticipates incurring losses through the year 2010 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from our initial public offering (IPO), payments from Shire during the term of the collaboration agreement and other financing arrangements. In March 2010, the Company sold 4.95 million shares of its common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors for net proceeds expected to be approximately $17.1 million. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2010.
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
Cash, Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition, to be cash equivalents.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/ (loss) as a separate component of stockholders’ (deficiency) equity. Fair value is based on available market information including quoted market prices, broker or dealer quotations or other observable inputs. See “— Note 3. Cash, Cash Equivalents and Available-For-Sale Securities” for a summary of available-for-sale securities as of December 31, 2009 and 2008.
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
Impairment of Long-Lived Assets
The Company performs a review of long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2007, 2008 and 2009.
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
Interest Income and Interest Expense
Interest income consists of interest earned on the Company’s cash and cash equivalents and marketable securities. Interest expense consists of interest incurred on capital leases and secured debt.
Other Income and Expenses
Other income and expenses include costs directly attributable to a planned offering of its securities that were subsequently withdrawn during 2006 as well as a tax credit received from the Internal Revenue Service in 2009.
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
Other Comprehensive Income/ (Loss)
Components of other comprehensive income/ (loss) include unrealized gains and losses on available-for-sale securities and are included in the statements of changes in stockholders’ (deficiency) equity.
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

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
Stock-Based Compensation
At December 31, 2009, the Company had three stock-based employee compensation plans, which are described more fully in “—Note 6. Stockholders’Equity.” Until May 2007, the Company had one stock-based employee compensation plan. Stock-based employee compensation cost was recognized in the statement of operations for periods prior to January 1, 2006 to the extent options granted under the plan had an exercise price that was less than the fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, The Company adopted the fair value method of measuring stock-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Results for prior periods have not been restated.
The Company recognized stock-based compensation expense of $4.0 million, $6.4 million and $7.8 million in 2007, 2008 and 2009, respectively. The following table summarizes information related to stock compensation expense recognized in the income statement (in thousands):

	Years Ended December 31,
	2007	2008	2009
Stock compensation expense recognized in:
Research and development expense	$1.6	$2.5	$3.2
General and administrative expense	2.4	3.9	4.6

Total stock compensation expense	$4.0	$6.4	$7.8

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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share (in thousands except share amounts):

	Years Ended December 31,
	2007	2008	2009

Historical
Numerator:
Net loss	$(41,167)	$(39,355)	$(6,567)
Accretion of redeemable convertible preferred stock	(351)	—	—

Net loss attributable to common stockholders	$(41,518)	$(39,355)	$(6,567)

Denominator:
Weighted average common shares outstanding — basic and diluted	13,235,755	22,493,803	22,624,134

Dilutive common stock equivalents would include the dilutive effect of common stock options for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 2.4 million, 3.1 million and 4.8 million for the years ended December 31, 2007, 2008 and 2009, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

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
Segment Information
The Company currently operates in one business segment focusing on the development and commercialization of small molecule, orally administered therapies to treat a range of human genetic diseases. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines and does not have separately reportable segments.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
Subsequent Events
The Company evaluated events that occurred subsequent to December 31, 2009 and the following event is noted:
On February 25, 2010, the Company announced that it entered into definitive agreements with a select group of institutional investors to sell 4.95 million shares of its common stock and warrants to purchase 1.85 million shares of its common stock in a registered direct offering. The shares of common stock and warrants were offered in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The gross proceeds of the offering were approximately $18.5 million to the Company, net of placement agent fees and estimated offering expenses. Leerink Swann LLC served as lead manager and sole placement agent for the offering. These securities were offered by the Company pursuant to a registration statement previously filed and declared effective by the Securities and Exchange Commission and the transaction closed on March 2, 2010. The Company intends to use the net proceeds from the sale of the common stock and warrants for general corporate purposes and to further advance the development of the Company’s lead product candidate, Amigal, including the initiation of the Phase 3 study to support registration in the European Union and the completion of certain activities required for the submission of a license application globally.
Except for the item noted above, there were no material recognized or non-recognized subsequent events during this period.
3. Cash, Cash Equivalents and Available-for-Sale Investments
As of December 31, 2009, the Company held $19.3 million in cash and cash equivalents and $58.9 million of available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.
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

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
Cash and available for sale securities consisted of the following as of December 31, 2008 and December 31, 2009:

	As of December 31, 2008
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$3,457	$—	$—	$3,457
Money market fund	24,616	—	—	24,616
Commercial paper	22,343	104	—	22,447
U.S. government agency securities	58,341	449	—	58,790
Asset-based securities	7,251	—	(34)	7,217
Corporate debt securities	4,583	17	(3)	4,597

	$120,591	$570	$(37)	$121,124

Included in cash and cash equivalents	$28,073	$—	$—	$28,073
Included in marketable securities	92,518	570	(37)	93,051

Total cash and available for sale securities	$120,591	$570	$(37)	$121,124

	As of December 31, 2009
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$19,339	$—	$—	$19,339
U.S. government agency securities	45,020	44	(1)	45,063
Corporate debt securities	8,951	4	(7)	8,948
Commercial paper	4,521	3	—	4,524
Certificate of deposit	350	—	—	350

	$78,181	$51	$(8)	$78,224

Included in cash and cash equivalents	$19,339	$—	$—	$19,339
Included in marketable securities	58,842	51	(8)	58,885

Total cash and available for sale securities	$78,181	$51	$(8)	$78,224

All of the Company’s available for sale investments as of December 31, 2008 and December 31, 2009 are due in one year or less.
Unrealized gains and losses are reported as a component of accumulated other comprehensive gain/loss in stockholders’ equity. For the year ended December 31, 2008, unrealized holding gains included in accumulated other comprehensive income was $0.1 million. For the year ended December 31, 2009, unrealized holding gains included in accumulated other comprehensive income was $0.5 million.
For the years ended December 31, 2008 and 2009, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
Unrealized loss positions in the available for sale securities as of December 31, 2008 and December 31, 2009 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months. The fair value of these available for sale securities in unrealized loss positions was $8.9 million and $7.8 million as of December 31, 2008 and December 31, 2009, respectively.
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
The Company’s available for sale investment securities are classified within Level 1 or Level 2 of the fair value hierarchy. These investment securities are valued using quoted market prices, broker or dealer quotations or other observable inputs. A summary of the fair value of the Company’s available for sale investment securities (allocated by Level) as of December 31, 2009 are identified in the following table (in thousands):

	Level 1	Level 2	Total
Cash/Money market funds	$19,339	$—	$19,339
U.S. government agency securities	—	45,063	45,063
Corporate debt securities	—	8,948	8,948
Commercial paper	—	4,524	4,524
Certificate of deposit	—	350	350

	$19,339	$58,885	$78,224

4. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2008	2009

Property and equipment consist of the following:
Computer equipment	$1,322	$2,052
Computer software	996	1,102
Research equipment	4,096	4,737
Furniture and fixtures	657	703
Leasehold improvements	2,108	2,145

	9,179	10,739
Less accumulated depreciation and amortization	(4,260)	(6,340)

	$4,919	$4,399

Included in property and equipment are costs capitalized pursuant to capital lease obligations of $5.4 million and $9.2 million at December 31, 2008 and December 31, 2009, respectively. Depreciation and amortization expense relating to the capital lease obligations was $1.1 million, $1.1 million, $1.9 million and $5.0 million for the years ended December 31, 2007, 2008, and 2009, and for the Period February 4, 2002 (inception) to December 31, 2009, respectively.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
5. Accounts Payable and Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2009

Accounts payable	$1,987	$3,837
Accrued professional fees	283	411
Accrued contract manufacturing & contract research costs	2,985	1,901
Accrued compensation and benefits	2,846	2,557
Accrued facility costs	281	753
Accrued other	414	176

	$8,796	$9,635

6. Stockholders’Equity
Common Stock
As of December 31, 2009, the Company was authorized to issue 50,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
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

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
As of December 31, 2009, there were no shares reserved for issuance under the 2002 Plan. The Company has reserved up to 269,556 shares for issuance under the 2007 Plan and the 2007 Director Plan.
The Company recognized stock-based compensation expense of $4.0 million, $6.4 million and $7.8 million in 2007, 2008 and 2009, respectively. The following table summarizes information related to stock compensation expense recognized in the income statement (in thousands):

	Years Ended December 31,
	2007	2008	2009
Stock compensation expense recognized in:
Research and development expense	$1.6	$2.5	$3.2
General and administrative expense	2.4	3.9	4.6

Total stock compensation expense	$4.0	$6.4	$7.8

Effective January 1, 2006, the Company adopted the fair value method of measuring stock-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. The Company chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the vesting period of the related awards.
The Company uses the Black-Scholes option pricing model when estimating the fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted average of historical information of the Company’s stock and the weighted average of historical information of similar public entities for which historical information was available. The Company will continue to use a blended weighted average approach using its own historical volatility and other similar public entity volatility information until the Company’s historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined using the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.
The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended December 31,
	2007	2008	2009

Expected stock price volatility	78.3%	78.2%	80.6%
Risk free interest rate	4.5%	3.0%	2.4%
Expected life of options (years)	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00
The weighted-average grant-date fair value per share of options granted during 2007, 2008 and 2009 were $9.45, $7.36 and $4.83, respectively.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
The following table summarizes information about stock options outstanding:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life	Intrinsic Value
	(in thousands)			(in millions)

Options outstanding, December 31, 2006	1,868.4	$4.27
Granted	1,035.6	$13.16
Exercised	(308.6)	$1.80
Forfeited	(152.2)	$8.94

Options outstanding, December 31, 2007	2,443.2	$8.08
Granted	965.2	$10.49
Exercised	(225.1)	$2.48
Forfeited	(106.0)	$9.69

Options outstanding, December 31, 2008	3,077.3	$9.19
Granted	2,352.0	$6.88
Exercised	(40.4)	$2.03
Forfeited	(570.0)	$10.15

Options outstanding, December 31, 2009	4,818.9	$8.01	8.1 years	$0.4

Vested and unvested expected to vest, December 31, 2009	4,495.0	$8.10	8.0 years	$0.4
Exercisable at December 31, 2009	1,983.8	$8.41	6.5 years	$0.4
The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009, was $2.7 million, $1.9 million and $0.1 million, respectively. As of December 31, 2009, the total unrecognized compensation cost related to non-vested stock options granted was $12.1 million and is expected to be recognized over a weighted average period of 2.9 years. Cash proceeds from stock options exercised during the years ended December 31, 2007, 2008 and 2009 were $0.5 million, $0.6 million and $0.1 million, respectively.
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

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
The following table summarizes information on the Company’s restricted stock:

	Restricted Stock
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
	(in thousands)

Unvested at December 31, 2007	35.0	$8.96
Granted	—	$—
Vested	(14.4)	$8.85
Forfeited	—	$—

Unvested at December 31, 2008	20.6	$9.04
Granted	—	$—
Vested	(12.2)	$8.97
Forfeited	—	$—

Unvested at December 31, 2009	8.4	$9.15

Upon vesting in 2009, 2,640 shares were surrendered to fund minimum statutory tax withholding requirements. There were no restricted stock awards in 2009, 2008 or 2007. As of December 31, 2009, the total unrecognized compensation cost related to unvested restricted stock awards was $0.1 million. This cost is expected to be recognized over a weighted average period of 0.75 years. The total fair value of restricted stock awards which vested during 2009 was $0.1 million.
7. 401(k) Plan
The Company has a 401(k) plan (the Plan) covering all eligible employees and through December 31, 2007, the Company had not made any match of employee contributions. During 2007, the Board of Directors approved a company matching program that began on January 1, 2008. The matching program allows for a company match of up to 5% of salary and bonus paid during the year. The match vests 25% per year on a cliff vesting schedule over the first four years of employment for each participant. The Company’s total contribution to the Plan was $0.5 million and $0.6 million for the years ended December 31, 2008 and 2009, respectively.
8. Leases
Operating Leases
The Company leases its facilities in Cranbury, NJ and these leases will expire in February 2012 or on such earlier date upon mutual agreement of both parties. In 2008, the Company entered into a lease agreement for its laboratory and office space in San Diego, CA, which will expire in September 2011.
At December 31, 2009, aggregate annual future minimum lease payments under these leases are as follows (in thousands):

Operating Leases
Years ending December 31:
2010	$2,305
2011	2,222
2012	320
2013	—
2014	—

$4,847

Rent expense for the years ended December 31, 2007, 2008 and 2009 were $1.8 million, $2.0 million and $2.5 million, respectively.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
Capital Lease Facilities
In August 2002, the Company entered into financing agreements that provides for up to $1 million of equipment financing through August 2004. The facility was increased to $3 million in May of 2005 and to $5 million in November 2006. These financing arrangements include interest of approximately 9-12%, and lease terms of up to 48 months. Eligible assets under the lease lines include laboratory and scientific equipment, computer hardware and software, general office equipment, furniture, and leasehold improvements.
The remaining future minimum payments due for all non-cancelable capital leases as of December 31, 2009 are as follows (in thousands):

Capital Leases
Years ending December 31:
2010	$326
2011	50
2012	—
2013	—

376
Less payments for interest	(23)

Total principal obligation	353
Less short-term portion	(305)

Long-term portion	$48

The capital lease obligation is secured by the related assets financed by the leases.
9. Income Taxes
In June 2006, the FASB issued a single model to address accounting for uncertainty in tax positions. The model clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures required. The Company adopted the FASB requirements as of January 1, 2007 and determined that it did not have a material impact on the Company’s financial position and results of operations. The Company did not recognize interest or penalties related to income tax during the period ended December 31, 2009 and did not accrue for interest or penalties as of December 31, 2009. The Company does not have an accrual for uncertain tax positions as of December 31, 2009. Tax returns for all years 2005 and thereafter are subject to future examination by tax authorities.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	For Years Ended December 31,
	2007	2008	2009

Current deferred tax asset
Non-cash stock issue	$283	$1,560	$3,201
Others	1,232	141	229

	1,515	1,701	3,430

Non-current deferred tax assets
Amortization/depreciation	1,129	2,682	3,271
Research tax credit	5,403	7,294	11,695
Net operating loss carry forwards	42,282	36,196	54,055
Deferred revenue	—	19,096	—
Others	478	518	257

Total deferred tax asset	50,807	67,487	72,708

Non-current deferred tax liability	—	—	—

Total net deferred tax asset	50,807	67,487	72,708
Less valuation allowance	(50,807)	(67,487)	(72,708)

Net deferred tax asset	$—	$—	$—

The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2007, 2008, and 2009, the Company recorded valuation allowances of $50.8 million, $67.5 million and $72.7 million, respectively, representing a change in the valuation allowance of $16.7 million and $5.2 million for the two previous fiscal year-ends, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years.
As of December 31, 2009, the Company had federal and state net operating loss carry forwards of approximately $136 million and $133 million, respectively. The federal carry forward will begin to expire in 2025 and will end in 2029. The state carry forward will begin to expire in 2013 and will end in 2016.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2007, 2008 and 2009 are as follows:

	Years Ended December 31,
	2007	2008	2009

Statutory rate	(34)%	(34)%	(34)%
State taxes, net of federal benefit	(5)	(5)	(3)
Permanent adjustments	3	2	19
R&D credit	(4)	(5)	(66)
Other	(1)	—	4
Valuation allowance	41	42	80

Net	0%	0%	0%

There was a federal benefit in 2009 from refundable research credits of approximately $0.1 million and no income tax benefit recorded for the years ended December 31, 2007 or 2008.
10. Licenses
The Company acquired rights to develop and commercialize its product candidates through licenses granted by various parties. The following summarizes the Company’s material rights and obligations under those licenses:
Mt. Sinai School of Medicine of New York University (MSSM) — The Company acquired exclusive worldwide patent rights to develop and commercialize Amigal, Plicera and AT2220 and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with MSSM. In connection with this agreement, the Company issued 232,266 shares of common stock to MSSM in April 2002. In 2006, the Company amended its license agreement with MSSM to expand its exclusive worldwide patent rights to develop and commercialize pharmacological chaperones. In connection with the amendment, the Company paid $1.0 million and issued 133,333 shares of its common stock with an estimated fair value of $1.2 million to MSSM. In total, the Company recorded $2.2 million of research and development expense in connection with the amendment in 2006. This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2019, subject to any patent term extension that may be granted, or 2024 if we develop a product for combination therapy (pharmacological chaperone plus ERT) and a patent issues from the pending application covering combination therapy, subject to any patent term extension that may be granted. Under this agreement, to date the Company has paid no upfront or annual license fees and has no milestone or future payments other than royalties on net sales. On October 31, 2008, the Company amended and restated its license agreement with MSSM which consolidated previous amendments into a single agreement, clarified the portion of royalties and milestone payments the Company received from Shire that were payable to MSSM, and provided the Company with the sole right to control the prosecution of patent rights described in the amended and restated license agreement. Under the terms of the amended and restated license agreement, the Company agreed to pay $2.6 million to MSSM in connection with the $50 million upfront payment that the Company received from Shire in November 2007, which was already accrued for at December 31, 2007 and an additional $2.6 million paid in the fourth quarter of 2008 for the sole right to and control over the prosecution of patent rights.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
University of Maryland, Baltimore County — The Company acquired exclusive U.S. patent rights to develop and commercialize Plicera for the treatment of Gaucher disease from the University of Maryland, Baltimore County. Under this agreement, the Company paid upfront and annual license fees of $45 thousand, which were expensed as research and development expense. The Company is required to make a milestone payment upon the demonstration of safety and efficacy of Plicera for the treatment of Gaucher disease in a Phase 2 study, and another payment upon receiving FDA approval for Plicera for the treatment of Gaucher disease. Upon satisfaction of both milestones, the Company could be required to make up to $0.2 million in aggregate payments. The Company is also required to pay royalties on net sales. This agreement expires upon expiration of the last of the licensed patent rights in 2015.
Novo Nordisk A/S — The Company acquired exclusive patent rights to develop and commercialize Plicera for all human indications. Under this agreement, to date the Company paid $0.4 million in license fees which were expensed as research and development expense. The Company is also required to make milestone payments based on clinical progress of Plicera, with a payment due after initiation of a Phase 3 clinical trial for Plicera for the treatment of Gaucher disease, and a payment due upon each filing for regulatory approval of Plicera for the treatment of Gaucher disease in any of the US, Europe or Japan. An additional payment is due upon approval of Plicera for the treatment of Gaucher disease in the U.S. and a payment is also due upon each approval of Plicera for the treatment of Gaucher disease in either Europe or Japan. Assuming successful development of Plicera for the treatment of Gaucher disease in the U.S., Europe and Japan, total milestone payments would be $7.8 million. The Company is also required to pay royalties on net sales. This license will terminate in 2016.
Under its license agreements, if the Company owes royalties on net sales for one of its products to more than one of the above licensors, then it has the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For Amigal and AT2220, the Company will owe royalties only to MSSM and will owe no milestone payments. The Company would expect to pay royalties to all three licensors with respect to Plicera should we advance it to commercialization.
The Company’s rights with respect to these agreements to develop and commercialize Amigal, Plicera and AT2220 may terminate, in whole or in part, if the Company fails to meet certain development or commercialization requirements or if the Company does not meet its obligations to make royalty payments.
11. Development and Commercialization Agreement with Shire
In November 2007, the Company entered into a License and Collaboration Agreement with Shire. Under the agreement, the Company and Shire were jointly developing the Company’s three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal, Plicera and AT2220. The Company granted Shire the rights to commercialize these products outside the U.S. and retained all rights to its other programs and to develop and commercialize Amigal, Plicera and AT2220 in the U.S.
The Company received an initial, non-refundable license fee payment of $50 million from Shire. Joint development costs toward global approval of the three compounds were being shared 50/50. In addition, the Company was eligible to receive milestone payments if certain clinical and regulatory and sales-based milestones were met. The Company was also eligible to receive tiered double-digit royalties on net sales of the products marketed outside of the U.S.
As noted in “— Note 1. Description of Business,” on October 29, 2009, the Company and Shire agreed to mutually terminate the collaboration agreement upon concluding that it was in their respective best interests to no longer collaborate on the development of the Company’s three lead pharmacological chaperone compounds for the treatment of lysosomal storage disorders. As a result of this termination, Amicus has reacquired all global development and commercialization rights from Shire for these lead programs and now owns worldwide rights to them. Shire paid the Company $5.2 million as full and final payment for amounts due to the Company under the collaboration agreement, and both parties are relieved of all other future obligations thereunder, financial or otherwise.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
The Company had previously determined that its various deliverables due under the collaboration agreement represent a single unit of accounting for revenue recognition purposes. The initial, non-refundable upfront license fee payment of $50 million was being recognized on a straight line basis as Collaboration Revenue over the period of the performance obligations. The Company had determined that the period of performance obligations was 18 years as contractually defined.
Due to the termination of our collaborative agreement, all future deliverables under this collaboration agreement were cancelled. As a result, during the fourth quarter of 2009, the Company recognized as Collaboration Revenue the remaining balance of deferred revenue of $44.7 million of the upfront payment from Shire. Additionally, the Company recognized $4.7 million of the termination payment as Research Revenue in the fourth quarter of 2009 as full and fair settlement of all development cost sharing obligations through the date of the mutual termination agreement.
12. Short-Term Borrowings and Long-Term Debt
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
At December 31, 2009, the current and long-term amounts due under the loan agreement were $1.3 million and $2.3 million, respectively. The carrying amount of the Company’s borrowings approximates fair value at December 31, 2009.
The remaining future minimum payments due as of December 31, 2009 are as follows (in thousands):

Years ending December 31:
2010	$1,514
2011	1,400
2012	1,080
2013	—

3,994
Less payments for interest	(445)

Total principal obligation	3,549
Less short-term portion	(1,253)

Long-term portion	$2,296

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
13. Restructuring Charges
In October 2009, the Company announced a work-force reduction of approximately 20 percent, or 26 employees, as a part of a corporate restructuring, with reductions occurring across all levels and organizations within the Company. This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities. The Company recorded restructuring charges of $0.9 million during the fourth quarter of 2009 for employment termination costs payable in cash in connection with the workforce reduction. At December 31, 2009, $0.3 million of the restructuring charges related to employment termination costs were unpaid and classified under accrued expenses on the balance sheet.
In December 2009, the Company initiated and completed a facilities consolidation effort, closing one of its subleased locations in Cranbury, NJ. The Company recorded a charge of $0.7 million during the fourth quarter of 2009 for minimum lease payments of $0.5 million and the write-down of fixed assets in the facility.
The following table summarizes the restructuring charges and utilization for the year ended December 31, 2009 (in thousands):

	Balance				Balance
	as of				as of
	December 31,		Cash		December 31,
	2008	Charges	Payments	Adjustments	2009
Employment termination costs	$—	$868	$(597)	$—	$271
Facilities consolidation	—	654	—	—	654

Total	$—	$1,522	$(597)	$—	$925

14. Selected Quarterly Financial Data (Unaudited — in thousands except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31

2008
Net loss	$(7,731)	$(9,294)	$(8,180)	$(14,150)
Basic and diluted net loss per common share (1)	(0.34)	(0.41)	(0.36)	(0.63)
2009
Net (loss)/income (2)	(12,472)	(13,623)	(13,429)	32,956
Basic net (loss)/income per common share (1)	(0.55)	(0.60)	(0.59)	1.46
Diluted net (loss)/income per common share (1)	(0.55)	(0.60)	(0.59)	1.45

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amounts because of differences on the weighted-average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

(2)	Net income for the quarter ended December 31, 2009 was primarily due to the termination of the collaboration agreement with Shire and the resulting recognition of the balance of deferred revenue of $44.7 million.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.
The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is included in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Accounting Firm.”
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
Item 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.
Executive Officers
The following table sets forth certain information regarding our current executive officers as of February 1, 2010.
John F. Crowley has served as Chairman, President and Chief Executive Officer since February 2010 and President and Chief Executive Officer since January 2005, and has also served as a Director of Amicus since August 2004, with the exception of the period from September 2006 to March 2007 when he was not an officer or director of Amicus while he was in active duty service in the United States Navy (Reserve). He was President and Chief Executive Officer of Orexigen Therapeutics, Inc. from September 2003 to December 2004. Mr. Crowley was President and Chief Executive Officer of Novazyme Pharmaceuticals, Inc., from March 2000 until that company was acquired by Genzyme Corporation in September 2001; thereafter he served as Senior Vice President of Genzyme Therapeutics until December 2002. Mr. Crowley received a B.S. degree in Foreign Service from Georgetown University’s School of Foreign Service, a J.D. from the University of Notre Dame Law School, and an M.B.A. from Harvard Business School.
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
S. Nicole Schaeffer has served as Senior Vice President, Human Resources and Leadership Development since August 2008, and, prior thereto, as Vice President, Human Resources and Leadership Development since March 2005. From 2001 to 2004, she served as Senior Director, Human Resources, for three portfolio companies of Flagship Ventures, a venture capital firm, and in that capacity she managed human resources for three life sciences companies. Ms. Schaeffer received her B.A. from the University of Rochester and her M.B.A. from Boston University.
Bradley L. Campbell has served as Senior Vice President, Business Operations since January 2010. From May 2007 to January 2010, he served as Vice President, Business Planning and from April 2006 until May 2007, he served as Senior Director, Business Development. From 2002 until 2006, Mr. Campbell served as Senior Product Manager and later Business Director of CV Gene Therapy at Genzyme Corporation. Mr. Campbell received his B.A. from Duke University and his M.B.A. from Harvard Business School.
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

Pol F. Boudes, M.D., has served as Chief Medical Officer since January 2009. Prior to joining Amicus, from 2004 to 2009, Dr. Boudes served as Vice President, Global Clinical Development Women’s Health Care US at Bayer HealthCare Pharmaceuticals (formerly Berlex, Inc.). From 1990 to 2004, Dr. Boudes served in positions of increasing responsibility with the Wyeth-Ayerst Research division of Wyeth both in Philadelphia, PA and in Europe, with Hoffmann-La Roche, and with Pasteur Merieux serums & vaccines (now sanofi-aventis). Dr. Boudes received his M.D. from the University of Aix-Marseilles, France, completed his internship and residency in Marseilles and in Paris, France and was an Assistant Professor of Medicine at the University of Paris. Dr. Boudes is specialized in Endocrinology and Metabolic Diseases, Internal Medicine, and Geriatric diseases. Dr. Boudes practiced medicine in this capacity in academic hospitals in France where he also participated in multiple clinical research programs as an investigator.
John M. McAdam has served as Vice President, Finance and Accounting since January 2010 and has also served as Corporate Controller, Principal Financial and Accounting Officer and Treasurer since October 2009. From April 2007 to January 2010, he served as Senior Director of Finance and Accounting and Corporate Controller. From March 2006 to April 2007, he served as Director of Finance and Accounting and Corporate Controller and from March 2006 to September 2006 as the Company’s Interim Principal Financial and Accounting Officer. From 2001 to 2006, Mr. McAdam worked at Quest Diagnostics Incorporated where he served in a variety of financial positions, most recently as Director of Accounting and Reporting. Prior to that, Mr. McAdam served as an audit professional at KPMG LLP. Mr. McAdam is a certified public accountant and received his B.S. in Accountancy from Villanova University and his M.B.A. from Rutgers Business School.
The other information required by this item is incorporated by reference from the definitive proxy statement which Amicus will file with the Securities and Exchange Commission no later than 120 days after December 31, 2009 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
In 2007, we adopted a Code of Business Ethics and Conduct for Employees, Executive Officers and Directors that applies to our employees, officers and directors and incorporate guidelines designed to deter wrongdoing and to promote the honest and ethical conduct and compliance with applicable laws and regulations. In addition, the code of ethics incorporates our guidelines pertaining to topics such as conflicts of interest and workplace behavior. We have posted the text of our code on our website at www.amicustherapeutics.com in connection with “Investors/Corporate Governance” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date the waiver on our website in the future.
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
3. Exhibits

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

3.1	Restated Certificate of Incorporation of the Registrant.	S-1 (333-141700)	5/17/07	3.2
3.2	Restated By-laws of the Registrant.	S-1/A (333-141700)	4/27/07	3.4
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1 (333-141700)	3/30/07	4.1
4.2	Third Amended and Restated Investor Rights Agreement, dated as of September 13, 2006, as amended	S-1 (333-141700)	3/30/07	4.3
4.3	Form of Warrant	Form 8-K	2/25/10	4.1
10.1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333-141700)	4/27/07	10.1
+ 10.2	Amended and Restated License Agreement, dated October, 31, 2008, by and between the Registrant and Mount Sinai School of Medicine of New York University	Form 10-K	2/6/09	10.3
+ 10.3	License Agreement, dated as of June 26, 2003, by and between the Registrant and University of Maryland, Baltimore County, as amended	S-1 (333-141700)	3/30/07	10.4
+ 10.4	Exclusive License Agreement, dated as of June 8, 2005, by and between the Registrant and Novo Nordisk, A/S	S-1 (333-141700)	3/30/07	10.5
10.5	Sublease Agreement, dated as of May 12, 2005, by and between the Registrant and Purdue Pharma, L.P.	S-1 (333-141700)	3/30/07	10.6
10.6	Amended and Restated Employment Agreement, dated as of December 30, 2008, by and between the Registrant and John F. Crowley	Form 8-K Current Report	12/31/08	10.1
10.7	Letter Agreement, dated as of November 9, 2004, by and between the Registrant and Matthew R. Patterson	S-1 (333-141700)	3/30/07	10.8
10.8	Letter Agreement, dated as of December 19, 2005, by and between the Registrant and David Lockhart, Ph.D.	S-1 (333-141700)	3/30/07	10.10
10.9	Form of Director and Officer Indemnification Agreement	S-1 (333-141700)	3/30/07	10.17
10.10	Restricted Stock Agreement, dated as of March 8, 2007, by and between the Registrant and James E. Dentzer	S-1/A (333-141700)	4/27/07	10.20
10.11	Restricted Stock Agreement, dated as of March 8, 2007, by and between the Registrant and Glenn P. Sblendorio	S-1/A (333-141700)	4/27/07	10.21
10.12	Lease Agreement, dated as of July 31, 2006, by and between the Registrant and Cedar Brook II Corporate Center, L.P.	S-1/A (333-141700)	4/27/07	10.22
10.13	2007 Director Option Plan and form of option agreement	S-1/A (333-141700)	5/17/07	10.23
10.14	2007 Employee Stock Purchase Plan	S-1/A (333-141700)	5/17/07	10.24
10.15	Amicus Therapeutics, Inc. 2007 Amended and Restated Equity Incentive Plan	Form 8-K Current Report	6/12/08	10.1

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

10 .16	Lease Agreement dated as of September 11, 2008 by and between the Registrant and A/G Touchstone, TP, LLC.	Form 8-K Current Report	9/15/08	10.1
+ 10.17	License and Collaboration Agreement, dated as of November 7, 2007, by and between the Registrant and Shire Pharmaceuticals Ireland, Ltd.	Form 10-K Annual Report	2/08/08	10.20
10 .18	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and David Lockhart, Ph.D.	Form 8-K Current Report	12/31/08	10.4
10 .19	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Matthew R. Patterson	Form 8-K Current Report	12/31/08	10.3
10.20	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Bradley L. Campbell	Form 10-K	2/6/09	10.26
10 .21	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and S. Nicole Schaeffer	Form 10-K	2/6/09	10.28
10 .22	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and John R. Kirk	Form 10-K	2/6/09	10.29
10.23	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Geoffrey P. Gilmore	Form 10-K	2/6/09	10.31
10 .24	Summary Management Bonus Program	Form 10-Q	5/8/09	10.1
10.25	First Amendment to Lease Agreement dated June 11, 2009 between the Registrant and Cedar Brook 5 Corporate Center, L.P.	Form 10-Q	8/6/09	10.1
10 .26	Mutual Termination Agreement dated as of October 29, 2009 between Amicus Therapeutics, Inc. and Shire Pharmaceuticals Ireland Ltd.	Form 8-K	10/29/09	10.1
10 .27	Placement Agency Agreement dated February 25, 2010 between Amicus Therapeutics, Inc. and Leerink Swann LLC	Form 8-K	2/25/10	10.2
10 .28	Form of Subscription Agreement	Form 8-K	2/25/10	10.1
10 .29	Letter Agreement, dated as of March 2, 2009, by and between the Registrant and John M. McAdam	Form 8-K	3/4/10	10.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
31 .1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31 .2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32 .1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32 .2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treated has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2010.

AMICUS THERAPEUTICS, INC.
(Registrant)

By:	/s/ John F. Crowley
John F. Crowley
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Crowley (John F. Crowley)	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2010

/s/ John M. McAdam (John M. McAdam)	Vice President, Finance & Accounting (Principal Financial and Accounting Officer)	March 10, 2010

/s/ Donald J. Hayden (Donald J. Hayden)	Director	March 10, 2010

/s/ Sol J. Barer, Ph.D. (Sol J. Barer, Ph.D.)	Director	March 10, 2010

/s/ Alexander E. Barkas, Ph.D. (Alexander E. Barkas, Ph.D.)	Director	March 10, 2010

/s/ James Barrett, Ph.D. (James Barrett, Ph.D.)	Director	March 10, 2010

/s/ Margaret G. McGlynn, R.Ph. (Margaret G. McGlynn, R.Ph.)	Director	March 10, 2010

/s/ P. Sherrill Neff (P. Sherrill Neff)	Director	March 10, 2010

/s/ Michael G. Raab (Michael G. Raab)	Director	March 10, 2010

/s/ Glenn Sblendorio (Glenn Sblendorio)	Director	March 10, 2010

/s/ James N. Topper, M.D., Ph.D. (James N. Topper, M.D., Ph.D.)	Director	March 10, 2010

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

3 .1	Restated Certificate of Incorporation of the Registrant.	S-1 (333-141700)	5/17/07	3.2
3 .2	Restated By-laws of the Registrant.	S-1/A (333-141700)	4/27/07	3.4
4 .1	Specimen Stock Certificate evidencing shares of common stock	S-1 (333-141700)	3/30/07	4.1
4 .2	Third Amended and Restated Investor Rights Agreement, dated as of September 13, 2006, as amended	S-1 (333-141700)	3/30/07	4.3
4 .3	Form of Warrant	Form 8-K	2/25/10	4.1
10 .1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333-141700)	4/27/07	10.1
+ 10 .2	Amended and Restated License Agreement, dated October, 31, 2008, by and between the Registrant and Mount Sinai School of Medicine of New York University	Form 10-K	2/6/09	10.3
+ 10 .3	License Agreement, dated as of June 26, 2003, by and between the Registrant and University of Maryland, Baltimore County, as amended	S-1 (333-141700)	3/30/07	10.4
+ 10 .4	Exclusive License Agreement, dated as of June 8, 2005, by and between the Registrant and Novo Nordisk, A/S	S-1 (333-141700)	3/30/07	10.5
10 .5	Sublease Agreement, dated as of May 12, 2005, by and between the Registrant and Purdue Pharma, L.P.	S-1 (333-141700)	3/30/07	10.6
10 .6	Amended and Restated Employment Agreement, dated as of December 30, 2008, by and between the Registrant and John F. Crowley	Form 8-K Current Report	12/31/08	10.1
10 .7	Letter Agreement, dated as of November 9, 2004, by and between the Registrant and Matthew R. Patterson	S-1 (333-141700)	3/30/07	10.8
10 .8	Letter Agreement, dated as of December 19, 2005, by and between the Registrant and David Lockhart, Ph.D.	S-1 (333-141700)	3/30/07	10.10
10 .9	Form of Director and Officer Indemnification Agreement	S-1 (333-141700)	3/30/07	10.17
10 .10	Restricted Stock Agreement, dated as of March 8, 2007, by and between the Registrant and James E. Dentzer	S-1/A (333-141700)	4/27/07	10.20
10 .11	Restricted Stock Agreement, dated as of March 8, 2007, by and between the Registrant and Glenn P. Sblendorio	S-1/A (333-141700)	4/27/07	10.21
10 .12	Lease Agreement, dated as of July 31, 2006, by and between the Registrant and Cedar Brook II Corporate Center, L.P.	S-1/A (333-141700)	4/27/07	10.22
10 .13	2007 Director Option Plan and form of option agreement	S-1/A (333-141700)	5/17/07	10.23
10 .14	2007 Employee Stock Purchase Plan	S-1/A (333-141700)	5/17/07	10.24
10 .15	Amicus Therapeutics, Inc. 2007 Amended and Restated Equity Incentive Plan	Form 8-K Current Report	6/12/08	10.1
10 .16	Lease Agreement dated as of September 11, 2008 by and between the Registrant and A/G Touchstone, TP, LLC.	Form 8-K Current Report	9/15/08	10.1
+ 10 .17	License and Collaboration Agreement, dated as of November 7, 2007, by and between the Registrant and Shire Pharmaceuticals Ireland, Ltd.	Form 10-K Annual Report	2/08/08	10.20
10 .18	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and David Lockhart, Ph.D.	Form 8-K Current Report	12/31/08	10.4

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

10 .19	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Matthew R. Patterson	Form 8-K Current Report	12/31/08	10.3
10 .20	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Bradley L. Campbell	Form 10-K	2/6/09	10.26
10 .21	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and S. Nicole Schaeffer	Form 10-K	2/6/09	10.28
10 .22	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and John R. Kirk	Form 10-K	2/6/09	10.29
10 .23	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Geoffrey P. Gilmore	Form 10-K	2/6/09	10.31
10 .24	Summary Management Bonus Program	Form 10-Q	5/8/09	10.1
10 .25	First Amendment to Lease Agreement dated June 11, 2009 between the Registrant and Cedar Brook 5 Corporate Center, L.P.	Form 10-Q	8/6/09	10.1
10 .26	Mutual Termination Agreement dated as of October 29, 2009 between Amicus Therapeutics, Inc. and Shire Pharmaceuticals Ireland Ltd.	Form 8-K	10/29/09	10.1
10 .27	Placement Agency Agreement dated February 25, 2010 between Amicus Therapeutics, Inc. and Leerink Swann LLC	Form 8-K	2/25/10	10.2
10 .28	Form of Subscription Agreement	Form 8-K	2/25/10	10.1
10 .29	Letter Agreement, dated as of March 2, 2010, by and between the Registrant and John M. McAdam	Form 8-K	3/4/10	10.1
23 .1	Consent of Independent Registered Public Accounting Firm.				X
31 .1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31 .2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32 .1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32 .2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treated has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.