Form 10-Q
period 2010-03-31
AMICUS THERAPEUTICS INC
filed 2010-05-07
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of April 23, 2010 was 27,638,818 shares.

AMICUS THERAPEUTICS, INC.
Form 10-Q for the Quarterly Period Ended March 31, 2010
We have filed applications to register certain trademarks in the United States and abroad, including AMICUSTM, AMICUS THERAPEUTICSTM (and design), AMIGALTM and PLICERATM.

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2009 that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.
You should read this quarterly report on Form 10-Q in conjunction with the documents that we reference herein. We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
(Unaudited)
 (in thousands, except share and per share amounts)

	December 31,	March 31,
	2009	2010
Assets:
Current assets:
Cash and cash equivalents	$19,339	$33,562
Investments in marketable securities	58,885	47,870
Prepaid expenses and other current assets	2,262	2,504

Total current assets	80,486	83,936

Property and equipment, less accumulated depreciation and amortization of $6,340 and $6,877 at December 31, 2009 and March 31, 2010, respectively	4,399	3,934
Other non-current assets	485	267

Total Assets	$85,370	$88,137

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,635	$7,358
Current portion of secured loan	1,253	1,253
Current portion of capital lease obligations	305	227

Total current liabilities	11,193	8,838

Warrant liability	—	3,098
Secured loan, less current portion	2,296	1,983
Capital lease obligations, less current portion	48	24

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,672,427 shares issued and outstanding at December 31, 2009, 50,000,000 shares authorized, 27,639,038 shares issued and outstanding at March 31, 2010	287	337
Additional paid-in capital	242,259	257,787
Accumulated other comprehensive income	43	2
Deficit accumulated during the development stage	(170,756)	(183,932)

Total stockholders’ equity	71,833	74,194

Total Liabilities and Stockholders’ Equity	$85,370	$88,137

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)
 (in thousands, except share and per share amounts)

			Period from
			February 4,
			2002
	Three Months		(inception)
	Ended March 31,		to March 31,
	2009	2010	2010
Revenue:
Research revenue	$3,912	$—	$31,108
Collaboration revenue	694	—	50,000

Total revenue	4,606	—	81,108

Operating Expenses:
Research and development	$11,875	$8,889	$184,611
General and administrative	5,195	3,925	81,634
Restructuring charges	—	—	1,522
Impairment of leasehold improvements	—	—	1,030
Depreciation and amortization	505	536	6,956
In-process research and development	—	—	418

Total operating expenses	17,575	13,350	276,171

Loss from operations	(12,969)	(13,350)	(195,063)
Other income (expenses):
Interest income	526	53	13,810
Interest expense	(29)	(83)	(2,008)
Change in fair value of warrant liability	—	204	(250)
Other expense	—	—	(1,116)

Loss before tax benefit	(12,472)	(13,176)	(184,627)
Benefit from income taxes	—	—	695

Net loss	(12,472)	(13,176)	(183,932)
Deemed dividend	—	—	(19,424)
Preferred stock accretion	—	—	(802)

Net loss attributable to common stockholders	$(12,472)	$(13,176)	$(204,158)

Net loss attributable to common stockholders per common share — basic and diluted	$(0.55)	$(0.54)

Weighted-average common shares outstanding — basic and diluted	22,613,850	24,289,422

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
 (in thousands)

			Period from
			February 4, 2002
	Three Months		(inception) to
	Ended March 31,		March 31,
	2009	2010	2010
Operating activities
Net loss	$(12,472)	$(13,176)	$(183,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	505	536	6,953
Amortization of non-cash compensation	—	—	522
Stock-based compensation — employees	1,972	1,716	22,590
Stock-based compensation — non-employees	—	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	—	(204)	250
Loss on disposal of asset	2	—	239
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Beneficial conversion feature related to bridge financing	—	—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	479	(242)	(2,504)
Other non-current assets	—	218	(289)
Accounts payable and accrued expenses	(113)	(2,277)	7,358
Deferred revenue	(1,223)	—	—

Net cash used in operating activities	(10,850)	(13,429)	(144,632)
Investing activities
Sale and redemption of marketable securities	45,462	19,771	498,786
Purchases of marketable securities	(38,516)	(8,799)	(546,774)
Purchases of property and equipment	(665)	(69)	(12,154)

Net cash provided by/(used in) investing activities	6,281	10,903	(60,142)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	143,022
Proceeds from the issuance of common stock and warrants, net of issuance costs	—	17,153	85,246
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(276)	(102)	(5,336)
Payments of secured loan agreement	—	(313)	(522)
Proceeds from exercise of stock options	14	11	1,293
Proceeds from exercise of warrants (common and preferred)	—	—	264
Proceeds from capital asset financing arrangement	—	—	5,611
Proceeds from secured loan agreement	—	—	3,758

Net cash (used in)/ provided by financing activities	(262)	16,749	238,336

Net (decrease)/ increase in cash and cash equivalents	(4,831)	14,223	33,562
Cash and cash equivalents at beginning of period	28,073	19,339	—

Cash and cash equivalents at end of period	$23,242	$33,562	$33,562

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Three Months		(inception) to
	Ended March 31,		March 31,
	2009	2010	2010
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$29	$83	$1,687
Non-cash activities
Conversion of notes payable to preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$—	$—	$148,591
Accretion of redeemable convertible preferred stock	$—	$—	$802
Beneficial conversion feature related to the issuance of Series C redeemable convertible preferred stock	$—	$—	$19,424
See accompanying notes to consolidated financial statements

Note 1. Description of Business and Significant Accounting Policies
Corporate Information, Status of Operations and Management Plans
Amicus Therapeutics, Inc. (the Company) was incorporated on February 4, 2002 in Delaware for the purpose of creating a premier drug development company at the forefront of therapy for human genetic diseases initially based on intellectual property in-licensed from Mount Sinai School of Medicine. The Company is focused on the discovery, development and commercialization of orally-administered, small molecule drugs known as pharmacological chaperones. Pharmacological chaperones are a novel, first-in-class approach to treating a broad range of diseases including lysosomal storage disorders and neurodegenerative diseases. The Company’s activities since inception have consisted principally of raising capital, establishing facilities, and performing research and development, including clinical trials. Accordingly, the Company is considered to be in the development stage.
In November 2007, the Company entered into a License and Collaboration Agreement with Shire Pharmaceuticals Ireland Ltd. (Shire). Under the agreement, the Company and Shire were jointly developing the Company’s three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal (migalastat hydrochloride), Plicera (isofagomine tartrate) and AT2220 (1-deoxynojirimycin HCl). In October 2009, the Company and Shire mutually agreed to terminate the collaboration agreement. For further information, see “— Note 8. Development and Commercialization Agreement with Shire.”
The Company had an accumulated deficit of approximately $183.9 million at March 31, 2010 and anticipates incurring losses through the year 2010 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock and redeemable convertible preferred stock, issuance of convertible notes, payments from Shire during the term of the collaboration agreement and other financing arrangements. In March 2010, the Company sold 4.95 million shares of its common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors for net proceeds of approximately $17.1 million. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2010.
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
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. For a complete description of the Company’s accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
Fair Value Measurements
The Company records certain asset and liability balances under the fair value measurements as defined by the Financial Accounting Standards Board (FASB) guidance. Current FASB fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
New Accounting Standards
In February 2010, the FASB issued revised guidance on the disclosure of events subsequent to the date of the financial statements but prior to issuance. The Company adopted these changes in the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These changes in disclosure did not have an impact on the financial statements of the Company.
In January 2010, the FASB issued amendments to its fair value guidance which requires additional disclosures that include: 1) separate disclosures on significant transfers into and out of Level 3; 2) the amount of transfers between Level 1 and Level 2 and the reasons for such transfers; 3) lower level of disaggregation for fair value disclosures by class rather than by major category and 4) additional details on the valuation techniques and inputs used to determine Level 2 and Level 3 measurements. The Company has included these additional disclosures within the Form 10-Q for the period ended March 31, 2010 and they did not have a significant impact on the financial statements of the Company.
In October 2009, the FASB issued guidance on revenue recognition related to multiple-element arrangements. This new guidance requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted retrospectively from the beginning of an entity’s fiscal year. The Company does not expect this will have a significant impact on the financial statements of the Company.

Subsequent Events
The Company evaluated events that occurred subsequent to March 31, 2010 and there were no material recognized or non-recognized subsequent events during this period.
Note 2. Investments in Marketable Securities
As of March 31, 2010, the Company held $33.5 million in cash and cash equivalents and $47.9 million of available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.
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
Cash and available for sale securities consisted of the following as of December 31, 2009 and March 31, 2010:

	As of December 31, 2009
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$19,339	$—	$—	$19,339
U.S. government agency securities	45,020	44	(1)	45,063
Corporate debt securities	8,951	4	(7)	8,948
Commercial paper	4,521	3	—	4,524
Certificate of deposit	350	—	—	350

	$78,181	$51	$(8)	$78,224

Included in cash and cash equivalents	$19,339	$—	$—	$19,339
Included in marketable securities	58,842	51	(8)	58,885

Total cash and available for sale securities	$78,181	$51	$(8)	$78,224

	As of March 31, 2010
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$33,562	$—	$—	$33,562
U.S. government agency securities	26,357	12	—	26,369
Corporate debt securities	11,145	—	(14)	11,131
Commercial paper	10,016	4	—	10,020
Certificate of deposit	350	—	—	350

	$81,430	$16	$(14)	$81,432

Included in cash and cash equivalents	$33,562	$—	$—	$33,562
Included in marketable securities	47,868	16	(14)	47,870

Total cash and available for sale securities	$81,430	$16	$(14)	$81,432

All of the Company’s available for sale investments as of December 31, 2009 and March 31, 2010 are due in one year or less.
Unrealized gains and losses are reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity. For the year ended December 31, 2009, unrealized holding gains included in accumulated other comprehensive income was $0.5 million. For the three months ended March 31, 2010, unrealized holding gains included in accumulated other comprehensive income was less than $0.04 million.
For the year ended December 31, 2009 and the three months ended March 31, 2010, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the available for sale securities as of December 31, 2009 and March 31, 2010 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months. The fair value of these available for sale securities in unrealized loss positions was $7.8 million and $10.1 million as of December 31, 2009 and March 31, 2010, respectively.
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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2009	2010
Statement of Operations
Net loss attributable to common stockholders	$(12,472)	$(13,176)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.55)	$(0.54)
Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 4.0 million and 6.6 million for the three months ended March 31, 2009 and 2010, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Note 4. Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2010

Net loss	$(12,472)	$(13,176)
Change in unrealized net gain/(loss) on marketable securities	(300)	(41)

Comprehensive loss	$(12,772)	$(13,217)

Accumulated other comprehensive loss equals the unrealized net gains and losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.
Note 5. Stockholders’ Equity
Common Stock and Warrants
As of March 31, 2010, the Company was authorized to issue 50,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
On March 2, 2010, the Company completed the sale of 4,946,524 shares of its common stock and the issuance of warrants to purchase 1,854,946 common shares in a registered direct offering to a select group of institutional investors. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The Company received gross proceeds of $18.5 million, with net cash proceeds after related expenses from this transaction of approximately $17.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.3 million to the warrants which was determined on March 2, 2010 using the Black-Scholes model assuming a risk free interest rate of 1.78% and a volatility of 80.8%. The shares and warrants were issued pursuant to an effective registration statement on Form S-3 (Registration No. 333-158405), which was declared effective on May 27, 2009.
The $3.3 million in proceeds allocated to the warrants on March 2, 2010 are classified as a liability and are subject to fair value mark-to-market adjustment each period. As a result, for the three month period ended March 31, 2010, the Company recorded a change in warrant liability income of $0.2 million. The resulting fair value of the warrant liability at March 31, 2010 was $3.1 million. The fair value of the warrants at March 31, 2010 was determined by using the Black-Scholes model assuming a risk free interest rate of 1.99%, volatility of 80.9% and an expected life of 3.92 years which is equal to the contractual life of the warrants.
Stock Option Plans
During the three months ended March 31, 2010, the Company recorded compensation expense of approximately $1.7 million. The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities. As of March 31, 2010, the total unrecognized compensation cost related to non-vested stock options granted was $10.6 million and is expected to be recognized over a weighted average period of 2.5 years.

The fair value of the options granted is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2009	2010
Expected stock price volatility	80.6%	80.5%
Risk free interest rate	2.1%	2.7%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00
A summary of option activities related to the Company’s stock options for the three months ended March 31, 2010 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in millions)

Balance at December 31, 2009	4,818.9	$8.01
Options granted	120.0	$3.32
Options exercised	(20.7)	$0.64
Options forfeited	(155.1)	$8.47

Balance at March 31, 2010	4,763.1	$7.91	7.9 years	$0.3

Vested and unvested expected to vest, March 31, 2010	4,476.7	$8.00	7.8 years	$0.3
Exercisable at March 31, 2010	2,224.4	$8.71	6.6 years	$0.3
Note 6. Short-Term Borrowings and Long-Term Debt
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
At March 31, 2010, the current and long-term amounts due under the loan agreement were $1.2 million and $2.0 million, respectively. The carrying amount of the Company’s borrowings approximates fair value at March 31, 2010.
Note 7. Assets and Liabilities Measured at Fair Value
The Company’s financial assets and liabilities are measured at fair value and classified within the fair value hierarchy which is defined as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
Level 3 — Inputs that are unobservable for the asset or liability.

Cash, Money Market Funds and Marketable Securities
The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2010. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2010.
Secured Debt
As disclosed in Note 6, the Company has a loan and security agreement with Silicon Valley Bank. The carrying amount of the Company’s borrowings approximates fair value at March 31, 2010. The Company’s secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.
Warrants
As disclosed in Note 5, the Company allocated $3.3 million of proceeds to warrants issued in connection with the March 2010 registered direct offering that was classified as a liability. The valuation of the warrants is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the warrant liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black Scholes model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. There are six inputs: closing price of Amicus stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Amicus’ stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Amicus stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market. The riskless rate of return is a Level 2, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy. This liability is subject to fair value mark-to-market adjustment each period. As a result, for the three month period ended March 31, 2010, the Company recorded a change in warrant liability income of $0.2 million. The resulting fair value of the warrant liability at March 31, 2010 was $3.1 million.

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of March 31, 2010 are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$33,562	$—	$33,562
U.S. government agency securities	—	26,369	26,369
Corporate debt securities	—	11,131	11,131
Commercial paper	—	10,020	10,020
Certificate of deposit	—	350	350

	$33,562	$47,870	$81,432

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$3,236	$—	$3,236
Warrants liability	—	—	3,098	3,098

	$—	$3,236	$3,098	$6,334

Note 8. Development and Commercialization Agreement with Shire
In November 2007, the Company entered into a License and Collaboration Agreement with Shire. Under the agreement, the Company and Shire were jointly developing the Company’s three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal, Plicera and AT2220. The Company granted Shire the rights to commercialize these products outside the U.S. and retained all rights to its other programs and to develop and commercialize Amigal, Plicera and AT2220 in the U.S.
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
As previously disclosed, on October 29, 2009, the Company and Shire agreed to mutually terminate the collaboration agreement. As a result of this termination, Amicus reacquired all global development and commercialization rights from Shire for Amigal, Plicera and AT2220 programs and now owns worldwide rights to them. Shire paid the Company $5.2 million as full and final payment for amounts due to the Company under the collaboration agreement, and both parties are relieved of all other future obligations thereunder, financial or otherwise.
The Company had previously determined that its various deliverables due under the collaboration agreement represent a single unit of accounting for revenue recognition purposes. The initial, non-refundable upfront license fee payment of $50 million was being recognized on a straight line basis as Collaboration Revenue over the period of the performance obligations. The Company had determined that the period of performance obligations was 18 years as contractually defined. During the three months ended March 31, 2009, the Company recorded $0.7 million in Collaboration Revenue and $3.9 million in Research Revenue.
Note 9. Restructuring Charges
In October 2009, the Company announced a work-force reduction of approximately 20 percent, or 26 employees, as a part of a corporate restructuring, with reductions occurring across all levels and departments within the Company. This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities. The Company recorded restructuring charges of $0.9 million during the fourth quarter of 2009 for employment termination costs payable in cash in connection with the workforce reduction. At March 31, 2010, $0.1 million of the restructuring charges related to employment termination costs were unpaid and classified under accrued expenses on the balance sheet.

In December 2009, the Company initiated and completed a facilities consolidation effort, closing one of its subleased locations in Cranbury, NJ. The Company recorded a charge of $0.7 million during the fourth quarter of 2009 for minimum lease payments of $0.5 million and the write-down of fixed assets in the facility.
The following table summarizes the restructuring charges and utilization for the three months ended March 31, 2010 (in thousands):

	Balance				Balance
	as of				as of
	December 31,		Cash		March 31,
	2009	Charges	Payments	Adjustments	2009
Employment termination costs	$271	$—	$(182)	$—	$89
Facilities consolidation	497	—	(57)	—	440

Total	$768	$—	$(239)	$—	$529

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a biopharmaceutical company focused on the discovery, development and commercialization of orally-administered, small molecule drugs known as pharmacological chaperones. Pharmacological chaperones are a novel, first-in-class approach to treating a broad range of diseases including lysosomal storage disorders and neurodegenerative diseases. Our goal is to become a leading biopharmaceutical company in these areas. Our current strategic priorities include the following:
•	the Phase 3 development of our lead product candidate, Amigal for Fabry disease;

•	the preclinical and clinical development of pharmacological chaperone/enzyme replacement therapy combination therapy; and

•	the preclinical evaluation of the use of pharmacological chaperones for neurodegenerative diseases.
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
Our lead product candidate, Amigal (migalastat hydrochloride), is in Phase 3 development as a monotherapy for the treatment of Fabry disease. In addition, we are conducting preclinical studies of our chaperone molecules in combination with enzyme replacement therapy for the treatment of Fabry, Gaucher, and Pompe diseases, as well as in neurodegenerative diseases, including Parkinson’s and Alzheimer’s disease.
Amigal: In February 2010 at the Lysosomal Disease Network WORLD Symposium, Amicus announced additional preliminary data from the ongoing extension study with its lead product candidate, migalastat HCl. These data focused on renal function as evaluated by estimated glomerular filtration rate (eGFR) and proteinuria. At the conference, Amicus presented data indicating that eGFR remained stable out to 2-3 years for all subjects continuing in the extension study and the average annual rate of change in eGFR in subjects identified as responders to migalastat HCl, excluding hyperfiltrators, was +2.0 mL/min/1.73m2. Additionally, trends of reduced proteinuria continued to be observed in subjects identified as responders to migalastat HCl. Twenty-three of the original 26 subjects who completed Phase 2 studies continued to receive treatment in a voluntary extension study designed to evaluate the long-term safety and efficacy of migalastat HCl. Over the course of the initial Phase 2 and extension studies, fifteen subjects have been treated with migalastat HCl for approximately 2-3 years and eight subjects have been treated with migalastat HCl for more than 3 years. Nineteen subjects continue to receive treatment in the ongoing extension study. The Phase 3 U. S. registration study (Study 011) of migalastat HCl remains the Company’s number one priority. The Company plans to conduct the study in approximately 40 sites worldwide and to complete enrollment by the end of 2010. The Company expects to have preliminary results from this study in mid-2011. As previously announced, Amicus expects to commence an additional Phase 3 study (Study 012) before year end. Study 012, a registration trial for approval in the European Union, will be an 18-month, randomized, open-label study comparing migalastat HCl to enzyme replacement therapy (ERT) in approximately 60 subjects. The primary outcome of efficacy will be renal function as measured by glomerular filtration rate (GFR).

AT2220: In June 2008, the Company announced the commencement of a Phase 2 clinical trial of AT2220 in adults with Pompe disease based on data from both preclinical and Phase 1 studies. In February 2009, the Company announced it had suspended enrollment after two patients enrolled in the trial experienced serious adverse events that were probably related to treatment with AT2220. The AT2220 Investigational New Drug application was subsequently placed on clinical hold by the U.S. Food and Drug Administration (FDA). As previously announced, the Company completed a thorough evaluation of all data from these two subjects and additional preclinical studies of AT2220. Based on these data, the Company proposed a Phase 1 study to FDA in order to further evaluate the pharmacokinetics of AT2220 in muscle, the key target tissue in Pompe disease. The FDA agreed to Amicus’ proposal for the Phase 1 study and subsequently converted the clinical hold of AT2220 to a partial hold to allow the conduct of this study. The Company initiated this Phase 1 study in September 2009. The Company announced the results of this open-label single dose Phase 1 study with its investigational drug AT2220 for the treatment of Pompe disease. The primary objective of this study was to evaluate the pharmacokinetics of AT2220 in muscle tissue in healthy adult subjects. The results of this study indicated that AT2220 was well tolerated with no serious adverse events reported. The pharmacokinetic analysis demonstrated that AT2220 was cleared relatively slowly from muscle tissue. Based on the collective data from this trial and previously completed preclinical and clinical studies of AT2220, the Company has decided not to advance AT2220 as a monotherapy for Pompe disease at this time and plans to focus on the development of AT2220 in combination with ERT.
Chaperone-ERT Combination Therapy: Amicus also recently presented new data from preclinical studies that evaluated the combination use of migalastat HCl with ERT and AT2220 with ERT in mouse models of Fabry and Pompe disease, respectively, at the Lysosomal Disease Network WORLD Symposium. These preclinical studies of both combinations demonstrated that co-administration of the chaperone with ERT resulted in prolonged half-life of ERT in the circulation, increased enzyme activity in cells and greater substrate reduction in target tissues compared to that seen with ERT alone. Amicus has also completed promising preclinical in vitro studies of its chaperone Plicera™ (afegostat tartrate) in combination with ERT for Gaucher disease. Based on continued positive preclinical data, the Company plans to initiate a Phase 2 study with migalastat HCl in combination with ERT for Fabry disease before the end of 2010. In addition, the Company is evaluating options for clinical development of AT2220 and ERT for Pompe disease and afegostat tartrate and ERT for Gaucher disease.
Neurodegenerative Diseases: Amicus presented data from preclinical studies that evaluated the chaperone AT2101 in mouse models of Parkinson’s disease at the Lysosomal Disease Network WORLD Symposium. The studies demonstrated that treatment with AT2101 increased the activity of b-glucocerebrosidase (GCase), prevented accumulation of a-synuclein in the brain and improved motor function as assessed in various behavioral tests. At that time, the Company also announced that new compounds have been identified that improve on the properties of AT2101 and expand the range of doses and regimens that show motor improvement in mouse models of the disease. Amicus previously announced that its second preclinical pharmacological chaperone program for neurodegenerative diseases is for the treatment of Alzheimer’s disease. Recently, Amicus was awarded a grant of $0.2 million from the Alzheimer’s Drug Discovery Foundation to evaluate a novel pharmacological chaperone approach for Alzheimer’s disease. The new grant from the ADDF will fund preclinical studies to evaluate the use of pharmacological chaperones in the treatment of Alzheimer’s disease. Additionally, Amicus continues to develop other pharmacological chaperone approaches for the treatment of Alzheimer’s disease.

We have generated significant losses to date and expect to continue to generate losses as we continue the clinical development of our drug candidates, including Amigal, and conduct preclinical studies on other programs. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through March 31, 2010, we have accumulated a deficit of $183.9 million. As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial over the next several years and we may need to obtain additional funds to further develop our research and development programs and product candidates.
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
In March 2010, we sold 4.95 million shares of our common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors. The shares of common stock and warrants were sold in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The net proceeds of the offering were approximately $17.1 million after deducting the placement agency fee and all other estimated offering expenses.
Financial Operations Overview
Revenue
We have not generated any commercial sales revenue since our inception.
On November 7, 2007, we entered into a license and collaboration agreement with Shire. Under the agreement, Amicus and Shire were jointly developing Amicus’ three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal, Plicera and AT2220. In connection with this agreement, Shire paid us an initial, non-refundable license fee of $50 million and reimbursed us for certain research and development costs associated with our lead clinical development programs. The license fee was classified as deferred revenue and was being recognized as Collaboration Revenue on a straight line basis over the period of the performance obligations. We also recognized any reimbursed research and development costs as Research Revenue. In October 2009, we mutually terminated our collaboration agreement with Shire and received a cash payment of $5.2 million as full and final settlement of all amounts due under the collaboration agreement. This final payment was recorded as Research Revenue net of a cost sharing receivable. As a result of the termination of the agreement and as there were no further obligations under the original agreement, we recognized all previously deferred revenue as Collaboration Revenue in the fourth quarter of 2009.
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
We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through March 31, 2010, we have incurred research and development expense in the aggregate of $184.6 million.
The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

			Period from
			February 4, 2002
	Three Months Ended		(inception) to
	March 31,		March 31,
Projects	2009	2010	2010
Third party direct project expenses
Amigal (Fabry Disease — Phase 3)	$1,461	$2,563	$36,637
Plicera (Gaucher Disease — Phase 2*)	1,989	253	26,118
AT2220 (Pompe Disease — Phase 1)	605	176	13,074
Neurodegenerative Diseases (Preclinical)	581	349	5,964

Total third party direct project expenses	4,636	3,341	81,793

Other project costs (1)
Personnel costs	4,981	4,181	61,947
Other costs (2)	2,258	1,367	40,871

Total other project costs	7,239	5,548	102,818

Total research and development costs	$11,875	$8,889	$184,611

(1)	Other project costs are leveraged across multiple projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.

*	We do not plan to advance Plicera into Phase 3 development at this time.
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
General and Administrative Expense
General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services. From our inception in February 2002 through March 31, 2010, we spent $81.6 million on general and administrative expense.
Interest Income and Interest Expense
Interest income consists of interest earned on our cash and cash equivalents and marketable securities. Interest expense consists of interest incurred on our capital lease facility and our equipment financing agreement.
Restructuring Charges
In October 2009, the Company implemented a work-force reduction plan to reduce costs and align the Company’s resources with its key strategic priorities. The restructuring charges include employee termination costs, facilities consolidation costs related to minimum lease payments of a subleased location that was closed and the write-down of fixed assets in this subleased location.
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
While there were no significant changes during the quarter ended March 31, 2010 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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
The revenue associated with reimbursements for research and development costs under collaboration agreements is included in Research Revenue and the costs associated with these reimbursable amounts are included in research and development expenses. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has the risks and rewards as the principal in the research and development activities. Since the termination of the collaboration agreement with Shire in October 2009, the Company has not been a party to any collaboration agreements.
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

	Three Months Ended
	March 31,
	2009	2010
Expected stock price volatility	80.6%	80.5%
Risk free interest rate	2.1%	2.7%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00
Warrants
The warrants issued in connection with the March 2010 registered direct offering are classified as a liability. The fair value of the warrants liability is evaluated at each balance sheet date using the Black-Scholes valuation model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. Any changes in the fair value of the warrants liability is recognized in the consolidated statement of operations. The weighted average assumptions used in the Black-Scholes valuation model for the warrants at inception and at March 31, 2010 are as follows:

	March 2, 2010	March 31, 2010
Expected stock price volatility	80.8%	80.9%
Risk free interest rate	1.8%	2.0%
Expected life of warrants (years)	4.00	3.92
Expected annual dividend per share	$0.00	$0.00

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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended
	March 31,
(In thousands, except per share amount)	2009	2010
Historical
Numerator:
Net loss attributable to common stockholders	$(12,472)	$(13,176)

Denominator:
Weighted average common shares outstanding — basic and diluted	22,613,850	24,289,422

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 4.0 million and 6.6 million for the three months ended March 31, 2009 and 2010, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Research and Development Expense. Research and development expense was $8.9 million for the three months ended March 31, 2010 representing a decrease of $3.0 million or 25% from $11.9 million for the three months ended March 31, 2009. The variance was primarily attributable to lower personnel costs associated with the workforce reduction completed in the fourth quarter of 2009, a decrease in consulting costs and a decrease in contract research and manufacturing costs due to the reduced activity within the Gaucher program.
General and Administrative Expense. General and administrative expense was $3.9 million for the three months ended March 31, 2010, representing a decrease of $1.3 million or 25% from $5.2 million for the three months ended March 31, 2009. The variance was primarily due to lower personnel costs associated with the workforce reduction completed in the fourth quarter of 2009 and a decrease in third party legal and consulting fees.
Interest Income and Interest Expense. Interest income was $0.1 million for the three months ended March 31, 2010, which represents a decrease of $0.4 million or 80% from the $0.5 million earned for the three months ended March 31, 2009. The variance in interest earned was primarily due to lower effective interest rates and decreased cash and cash equivalents balances. Interest expense was approximately $0.1 million for the three months ended March 31, 2010 and 2009. Interest expense was incurred on the secured loan obtained in June 2009.

Liquidity and Capital Resources
Source of Liquidity
As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since our inception in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our initial public offering in June 2007, $50.0 million from the non-refundable license fee from the Shire collaboration agreement in November 2007 and $18.5 million of gross proceeds from the registered direct offering in March 2010. The following table summarizes our significant funding sources as of March 31, 2010:

			Approximate
Funding	Year	No. Shares	Amount(1)
			(in thousands)

Series A Redeemable Convertible Preferred Stock	2002	444,443	$2,500
Series B Redeemable Convertible Preferred Stock	2004, 2005, 2006, 2007	4,917,853	31,189
Series C Redeemable Convertible Preferred Stock	2005, 2006	5,820,020	54,999
Series D Redeemable Convertible Preferred Stock	2006, 2007	4,930,405	60,000
Common Stock	2007	5,000,000	75,000
Upfront License Fee from Shire	2007	—	50,000
Registered Direct Offering	2010	4,946,524	18,500

		26,059,245	$292,188

(1)	Represents gross proceeds
In addition, in conjunction with the Shire collaboration agreement, we received reimbursement of research and development expenditures from the date of the agreement (November 7, 2007) through year-end 2009 of $31.1 million. However, we will not receive any further reimbursement payments from Shire following the mutual termination of our collaboration agreement in October 2009.
As of March 31, 2010, we had cash, cash equivalents and marketable securities of $81.4 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.
Net Cash Used in Operating Activities
Net cash used in operations for the three months ended March 31, 2009 was $10.8 million due to the net loss for the three months ended March 31, 2009 of $12.5 million and a reduction in deferred revenue of $1.2 million partially offset by the change in other operating assets and liabilities of $0.4 million.
Net cash used in operations for the three months ended March 31, 2010 was $13.4 million due to the net loss for the three months ended March 31, 2010 of $13.2 million and the change in other operating assets and liabilities of $2.3 million which primarily consisted of the change in accounts payable and accrued expenses of $2.2 million.
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

Net cash provided by investing activities for the three months ended March 31, 2010 was $10.9 million. Net cash provided by investing activities reflects $19.8 million for the sale and redemption of marketable securities, partially offset by $8.8 million for the purchase of marketable securities and $0.1 million for the acquisition of property and equipment.
Net Cash Used in/Provided by Financing Activities
Net cash used in financing activities for the three months ended March 31, 2009 was $0.3 million, consisting primarily of payments of capital lease obligations.
Net cash provided by financing activities for the three months ended March 31, 2010 was $16.7 million, consisting of $17.1 million from the issuance of common stock primarily offset by the payments of our secured loan agreement and capital lease obligations of $0.3 million and $0.1 million, respectively.
Funding Requirements
We expect to incur losses from operations for the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials. Our future capital requirements will depend on a number of factors, including:
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
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. At March 31, 2010, we held $81.4 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income. As March 31, 2010, our cash, cash equivalents and available for sale securities were all due on demand or within one year. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.
We have operated primarily in the U.S., although we do conduct some clinical activities outside the U.S. While most expenses are paid in U.S. dollars, there are minimal payments made in local foreign currency. If exchange rates undergo a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

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
There have been no material changes with respect to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
After deducting expenses of approximately $6.9 million, we received net offering proceeds of approximately $68.1 million from our initial public offering. As of March 31, 2010, approximately $47.9 million of the net proceeds from our initial public offering were maintained in money market funds and in investment-grade, interest bearing instruments, pending their use. We have used the remaining proceeds of approximately $20.2 million for clinical development of our projects, research and development activities relating to additional preclinical projects and to fund working capital and other general corporate purposes.
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
We paid Leerink Swann a placement agency fee equal to 5.7% of the aggregate offering proceeds, approximately $1.05 million. The net proceeds of the offering were approximately $17.1 million after deducting the placement agency fee and all other estimated offering expenses. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of May 1, 2010, we had invested the $17.1 million in net proceeds from our registered direct offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through May 1, 2010, we have not used the net proceeds from this offering. We intend to use the proceeds from this offering to further advance the development of our lead product candidate, Amigal, including the initiation of the Phase 3 study to support registration in the European Union and the completion of certain activities required for the submission of a license application globally, as well as for general corporate matters.
The foregoing represents our best estimate of our use of proceeds for the period indicated.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our common stock for the three months ended March 31, 2010:

			(c) Total number of
		(b)	shares purchased as	(d) Maximum number of shares
	(a) Total number	Average	part of publicly	that may yet be
	of shares	Price Paid	announced plans or	purchased under the plans or
Period	purchased	per Share	programs	programs

January 1, 2010 – January 31, 2010	220	$3.97	—	1,995

February 1, 2010 – February 28, 2010	220	$3.77	—	1,775

March 1, 2010 – March 31, 2010	220	$3.31	—	1,555

Total	660		—

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Amended and Restated By-laws

4.1	(3)	Form of Warrant

10.1	(3)	Form of Subscription Agreement

10.2	(3)	Placement Agency Agreement dated February 25, 2010 by and between Amicus Therapeutics, Inc. and Leerink Swann LLC

10.3	(4)	Letter Agreement, dated as of March 2, 2010, by and between Amicus Therapeutics, Inc. and John M. McAdam

10.4		Letter Agreement, dated as of November 28, 2008, by and between Amicus Therapeutics, Inc. and Pol. F. Boudes, M.D.

31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

(3)	Incorporated by reference to Exhibits 4.1, 10.1 and 10.2 to our Form 8-K filed on February 26, 2010

(4)	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 4, 2010

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.
Date: May 6, 2010	By:	/s/ JOHN F. CROWLEY
John F. Crowley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2010	By:	/s/ JOHN M. MCADAM
John M. McAdam
Vice President, Finance and Accounting (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Amended and Restated By-laws

4.1	(3)	Form of Warrant

10.1	(3)	Form of Subscription Agreement

10.2	(3)	Placement Agency Agreement dated February 25, 2010 by and between Amicus Therapeutics, Inc. and Leerink Swann LLC

10.3	(4)	Letter Agreement, dated as of March 2, 2010, by and between Amicus Therapeutics, Inc. and John M. McAdam

10.4		Letter Agreement, dated as of November 28, 2008, by and between Amicus Therapeutics, Inc. and Pol. F. Boudes, M.D.

31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

(3)	Incorporated by reference to Exhibits 4.1, 10.1 and 10.2 to our Form 8-K filed on February 26, 2010

(4)	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 4, 2010

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.