Form 10-Q
period 2010-06-30
AMICUS THERAPEUTICS INC
filed 2010-08-06
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of July 23, 2010 was 27,638,378 shares.

AMICUS THERAPEUTICS, INC
Form 10-Q for the Quarterly Period Ended June 30, 2010

Page

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	4

Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010	4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2010, and period February 4, 2002 (inception) to June 30, 2010	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2010, and period February 4, 2002 (inception) to June 30, 2010	6

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION	27

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	28

Item 4. Removed and Reserved	28

Item 5. Other Information	28

Item 6. Exhibits	29

SIGNATURES	30

INDEX TO EXHIBITS	31

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
 (Unaudited)
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2009	2010
Assets:
Current assets:
Cash and cash equivalents	$19,339	$24,622
Investments in marketable securities	58,885	44,444
Prepaid expenses and other current assets	2,262	2,081

Total current assets	80,486	71,147

Property and equipment, less accumulated depreciation and amortization of $6,340 and $7,406 at December 31, 2009 and June 30, 2010, respectively	4,399	3,472
Other non-current assets	485	267

Total Assets	$85,370	$74,886

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,635	$5,752
Current portion of secured loan	1,253	1,253
Current portion of capital lease obligations	305	142

Total current liabilities	11,193	7,147

Warrant liability	—	1,707
Secured loan, less current portion	2,296	1,670
Capital lease obligations, less current portion	48	—

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,672,427 shares issued and outstanding at December 31, 2009, 50,000,000 shares authorized, 27,638,378 shares issued and outstanding at June 30, 2010	287	337
Additional paid-in capital	242,259	259,266
Accumulated other comprehensive income	43	6
Deficit accumulated during the development stage	(170,756)	(195,247)

Total stockholders’ equity	71,833	64,362

Total Liabilities and Stockholders’ Equity	$85,370	$74,886

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
 (Unaudited)
(in thousands, except share and per share amounts)

					Period from
					February 4,
					2002
	Three Months		Six Months		(inception)
	Ended June 30,		Ended June 30,		to June 30,
	2009	2010	2009	2010	2010
Revenue:
Research revenue	$4,667	$—	$8,580	$—	$31,108
Collaboration revenue	694	—	1,389	—	50,000

Total revenue	$5,361	$—	$9,969	$—	$81,108

Operating Expenses:
Research and development	$13,470	$8,137	$25,345	$17,026	$192,748
General and administrative	5,223	4,020	10,419	7,945	85,654
Restructuring charges	—	—	—	—	1,522
Impairment of leasehold improvements	—	—	—	—	1,030
Depreciation and amortization	519	529	1,024	1,066	7,485
In-process research and development	—	—	—	—	418

Total operating expenses	19,212	12,686	36,788	26,037	288,857

Loss from operations	(13,851)	(12,686)	(26,819)	(26,037)	(207,749)
Other income (expenses):
Interest income	269	35	795	88	13,845
Interest expense	(41)	(55)	(71)	(137)	(2,063)
Change in fair value of warrant liability	—	1,391	—	1,595	1,141
Other expense	—	—	—	—	(1,116)

Loss before tax benefit	(13,623)	(11,315)	(26,095)	(24,491)	(195,942)
Benefit from income taxes	—	—	—	—	695

Net loss	(13,623)	(11,315)	(26,095)	(24,491)	(195,247)
Deemed dividend	—	—	—	—	(19,424)
Preferred stock accretion	—	—	—	—	(802)

Net loss attributable to common stockholders	$(13,623)	$(11,315)	$(26,095)	$(24,491)	$(215,473)

Net loss attributable to common stockholders per common share — basic and diluted	$(0.60)	$(0.41)	$(1.15)	$(0.94)

Weighted-average common shares outstanding — basic and diluted	22,618,026	27,623,297	22,615,951	25,956,366

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
 (Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Six Months		(inception) to
	Ended June 30,		June 30,
	2009	2010	2010
Operating activities
Net loss	$(26,095)	$(24,491)	$(195,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	1,024	1,066	7,480
Amortization of non-cash compensation	—	—	522
Stock-based compensation — employees	4,069	3,219	24,092
Stock-based compensation — non-employees	—	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	—	(1,595)	(1,141)
Loss on disposal of asset	9	—	239
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Beneficial conversion feature related to bridge financing	—	—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(189)	399	(2,081)
Other non-current assets	—	—	(289)
Accounts payable and accrued expenses	2,193	(3,883)	5,752
Deferred revenue	(2,316)	—	—

Net cash used in operating activities	(21,305)	(25,285)	(156,492)
Investing activities
Sale and redemption of marketable securities	76,926	52,525	531,544
Purchases of marketable securities	(68,933)	(38,125)	(576,099)
Purchases of property and equipment	(1,440)	(135)	(12,221)

Net cash provided by/(used in) investing activities	6,553	14,265	(56,776)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	143,022
Proceeds from the issuance of common stock and warrants, net of issuance costs	—	17,131	85,224
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(427)	(211)	(5,445)
Payments of secured loan agreement	—	(626)	(835)
Proceeds from exercise of stock options	11	9	1,291
Proceeds from exercise of warrants (common and preferred)	—	—	264
Proceeds from capital asset financing arrangement	—	—	5,611
Proceeds from secured loan arrangement	2,855	—	3,758

Net cash provided by financing activities	2,439	16,303	237,890

Net (decrease)/ increase in cash and cash equivalents	(12,313)	5,283	24,622
Cash and cash equivalents at beginning of period	28,073	19,339	—

Cash and cash equivalents at end of period	$15,760	$24,622	$24,622

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Six Months		(inception) to
	Ended June 30,		June 30,
	2009	2010	2010
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$71	$157	$1,761
Non-cash activities
Conversion of notes payable to preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$—	$—	$148,591
Accretion of redeemable convertible preferred stock		$—	$802
Beneficial conversion feature related to the issuance of Series C redeemable convertible preferred stock	$—	$—	$19,424
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
In November 2007, the Company entered into a License and Collaboration Agreement with Shire Pharmaceuticals Ireland Ltd. (Shire). Under the agreement, the Company and Shire were jointly developing three of the Company’s pharmacological chaperone compounds for lysosomal storage disorders: Amigal (migalastat hydrochloride), Plicera (isofagomine tartrate) and AT2220 (1-deoxynojirimycin HCl). In October 2009, the Company and Shire mutually agreed to terminate the collaboration agreement. For further information, see “— Note 8. Development and Commercialization Agreement with Shire.”
The Company had an accumulated deficit of approximately $195.2 million at June 30, 2010 and anticipates incurring losses through the year 2010 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock and redeemable convertible preferred stock, issuance of convertible notes, payments from Shire during the term of the collaboration agreement and other financing arrangements. In March 2010, the Company sold 4.95 million shares of its common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors for net proceeds of approximately $17.1 million. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2010.
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
In January 2010, the FASB issued amendments to its fair value guidance which requires additional disclosures that include: 1) separate disclosures on significant transfers into and out of Level 3; 2) the amount of transfers between Level 1 and Level 2 and the reasons for such transfers; 3) lower level of disaggregation for fair value disclosures by class rather than by major category and 4) additional details on the valuation techniques and inputs used to determine Level 2 and Level 3 measurements. The Company has included these additional disclosures within the Form 10-Q for the period ended June 30, 2010 and they did not have a significant impact on the financial statements of the Company.
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

Subsequent Events
The Company evaluated events that occurred subsequent to June 30, 2010 and there were no material recognized or non-recognized subsequent events during this period.
Note 2. Cash, Cash Equivalents and Available-For-Sale Investments
As of June 30, 2010, the Company held $24.6 million in cash and cash equivalents and $44.4 million of available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.
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
Cash and available for sale securities consisted of the following as of December 31, 2009 and June 30, 2010:

	As of December 31, 2009
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$19,339	$—	$—	$19,339
U.S. government agency securities	45,020	44	(1)	45,063
Corporate debt securities	8,951	4	(7)	8,948
Commercial paper	4,521	3	—	4,524
Certificate of deposit	350	—	—	350

	$78,181	$51	$(8)	$78,224

Included in cash and cash equivalents	$19,339	$—	$—	$19,339
Included in marketable securities	58,842	51	(8)	58,885

Total cash and available for sale securities	$78,181	$51	$(8)	$78,224

	As of June 30, 2010
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$24,622	$—	$—	$24,622
Commercial paper	29,238	23	—	29,261
Corporate debt securities	14,850	—	(17)	14,833
Certificate of deposit	350	—	—	350

	$69,060	$23	$(17)	$69,066

Included in cash and cash equivalents	$24,622	$—	$—	$24,622
Included in marketable securities	44,438	23	(17)	44,444

Total cash and available for sale securities	$69,060	$23	$(17)	$69,066

All of the Company’s available for sale investments as of December 31, 2009 and June 30, 2010 are due in one year or less.
Unrealized gains and losses are reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity. For the year ended December 31, 2009, unrealized holding gains included in accumulated other comprehensive income was $0.5 million. For the six months ended June 30, 2010, unrealized holding gains included in accumulated other comprehensive income was less than $0.04 million.
For the year ended December 31, 2009 and the six months ended June 30, 2010, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the available for sale securities as of December 31, 2009 and June 30, 2010 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months. The fair value of these available for sale securities in unrealized loss positions was $7.8 million and $14.8 million as of December 31, 2009 and June 30, 2010, respectively.
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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2009	2010	2009	2010
Statement of Operations
Net loss attributable to common stockholders	$(13,623)	$(11,315)	$(26,095)	$(24,491)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.60)	$(0.41)	$(1.15)	$(0.94)
Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 4.0 million and 7.1 million for the six months ended June 30, 2009 and 2010, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Note 4. Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

Net loss	$(13,623)	$(11,315)	$(26,095)	$(24,491)
Change in unrealized net gain on marketable securities	(88)	4	(388)	(37)

Comprehensive loss	$(13,711)	$(11,311)	$(26,483)	$(24,528)

Accumulated other comprehensive loss equals the unrealized net gains and losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.
Note 5. Stockholders’ Equity
Common Stock and Warrants
As of June 30, 2010, the Company was authorized to issue 50,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
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
Stock Option Plans
During the three and six months ended June 30, 2010, the Company recorded compensation expense of approximately $1.5 million and $3.2 million, respectively. The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities. As of June 30, 2010, the total unrecognized compensation cost related to non-vested stock options granted was $9.9 million and is expected to be recognized over a weighted average period of 2.4 years.

The fair value of the options granted is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2009	2010	2010
Expected stock price volatility	81.4%	80.6%	80.0%	80.5%
Risk free interest rate	2.3%	2.1%	2.4%	2.5%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00
A summary of option activities related to the Company’s stock options for the six months ended June 30, 2010 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in millions)

Balance at December 31, 2009	4,818.9	$8.01
Options granted	733.2	$2.92
Options exercised	(20.7)	$0.64
Options forfeited	(239.2)	$8.79

Balance at June 30, 2010	5,292.2	$7.30	7.9 years	$0.2

Vested and unvested expected to vest, June 30, 2010	4,971.0	$7.43	7.8 years	$0.2
Exercisable at June 30, 2010	2,413.4	$8.80	6.5 years	$0.2
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
At June 30, 2010, the current and long-term amounts due under the loan agreement were $1.2 million and $1.7 million, respectively. The carrying amount of the Company’s borrowings approximates fair value at June 30, 2010.
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
Cash, Money Market Funds and Marketable Securities
The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended June 30, 2010. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended June 30, 2010.
Secured Debt
As disclosed in Note 6, the Company has a loan and security agreement with Silicon Valley Bank. The carrying amount of the Company’s borrowings approximates fair value at June 30, 2010. The Company’s secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.
Warrants
As disclosed in Note 5, the Company allocated $3.3 million of proceeds from its March 2010 registered direct offering to warrants issued in connection with the offering that was classified as a liability. The valuation of the warrants is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the warrant liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black Scholes model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. There are six inputs: closing price of Amicus stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Amicus’ stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Amicus stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market. The riskless rate of return is a Level 2 input, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy. This liability is subject to fair value mark-to-market adjustment each period. As a result, for the six month period ended June 30, 2010, the Company recorded a change in warrant liability income of $1.6 million. The resulting fair value of the warrant liability at June 30, 2010 was $1.7 million.

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of June 30, 2010 are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$24,622	$—	$24,622
Commercial paper	—	29,261	29,261
Corporate debt securities	—	14,833	14,833
Certificate of deposit	—	350	350

	$24,622	$44,444	$69,066

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$2,923	$—	$2,923
Warrants liability	—	—	1,707	1,707

	$—	$2,923	$1,707	$4,630

Note 8. Development and Commercialization Agreement with Shire
In November 2007, the Company entered into a License and Collaboration Agreement with Shire. Under the agreement, the Company and Shire were jointly developing three of the Company’s pharmacological chaperone compounds for lysosomal storage disorders: Amigal, Plicera and AT2220. The Company granted Shire the rights to commercialize these products outside the U.S. and retained all rights to its other programs and to develop and commercialize Amigal, Plicera and AT2220 in the U.S.
The Company received an initial, non-refundable license fee payment of $50 million from Shire. Joint development costs toward global approval of the three compounds were being shared 50/50. In addition, the Company was eligible to receive milestone payments if certain clinical and regulatory and sales-based milestones were met, as well as tiered double-digit royalties on net sales of the products marketed outside of the U.S.
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
The Company had previously determined that its various deliverables due under the collaboration agreement represent a single unit of accounting for revenue recognition purposes. The initial, non-refundable upfront license fee payment of $50 million was being recognized on a straight line basis as Collaboration Revenue over the period of the performance obligations. The Company had determined that the period of performance obligations was 18 years as contractually defined. During the three and six months ended June 30, 2009, the Company recorded $0.7 million and $1.4 million, respectively, in Collaboration Revenue and $4.7 million and $8.6 million, respectively, in Research Revenue.
Note 9. Restructuring Charges
In October 2009, the Company announced a work-force reduction of approximately 20 percent, or 26 employees, as a part of a corporate restructuring, with reductions occurring across all levels and departments within the Company. This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities. The Company recorded restructuring charges of $0.9 million during the fourth quarter of 2009 for employment termination costs payable in cash in connection with the workforce reduction. At June 30, 2010, less than $0.01 million of the restructuring charges related to the employment termination costs were unpaid and classified under accrued expenses on the balance sheet.

In December 2009, the Company initiated and completed a facilities consolidation effort, closing one of its subleased locations in Cranbury, NJ. The Company recorded a charge of $0.7 million during the fourth quarter of 2009 for minimum lease payments of $0.5 million and the write-down of fixed assets in the facility. At June 30, 2010, $0.4 million of the restructuring charges related to the facilities consolidation were unpaid and classified under accrued expenses on the balance sheet.
The following table summarizes the restructuring charges and utilization for the six months ended June 30, 2010 (in thousands):

	Balance
	as of				Balance
	December 31,		Cash		as of
	2009	Charges	Payments	Adjustments	June 30, 2010
Employment termination costs	$271	$—	$(267)	$—	$4
Facilities consolidation	497	—	(115)	—	382

Total	$768	$—	$(382)	$—	$386

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
Amigal: The Phase 3 U.S. registration study (Study 011) of Amigal remains the Company’s number one priority. Study 011 is being conducted at approximately 40 investigational sites worldwide, and the Company expects to complete enrollment by the end of 2010. The Company expects to report preliminary results from this study in mid-2011. As previously announced, Amicus expects to commence an additional Phase 3 study (Study 012) before year end. Study 012, a registration trial designed to support approval in the European Union, will be an 18-month, randomized, open-label study comparing Amigal to enzyme replacement therapy (ERT) in approximately 60 subjects. The primary outcome of efficacy will be renal function as measured by glomerular filtration rate (GFR).

Chaperone-ERT Co-administration Therapy Programs: Amicus continues to evaluate the co-administration use of both Amigal and AT2220 (1-deoxynojirimycin HCl) with ERT in mouse models of Fabry and Pompe disease, respectively. The Company previously reported that preclinical studies of both combinations demonstrated that co-administration of the chaperone with ERT resulted in prolonged half-life of ERT in the circulation, increased enzyme activity in cells and greater substrate reduction in target tissues compared to that seen with ERT alone. Amicus has also completed promising preclinical in vitro studies of its chaperone Plicera™ (afegostat tartrate) co-administered with ERT for Gaucher disease. Amicus remains encouraged by these positive preclinical data and plans to initiate a Phase 2 study with Amigal co-administered with ERT for Fabry disease before the end of 2010. In addition, the Company continues to evaluate options for clinical development of AT2220 and ERT for Pompe disease and Plicera™ and ERT for Gaucher disease.
Neurodegenerative Disease Programs: Amicus continues to advance its preclinical neurodegenerative disease programs. As previously reported, Amicus has presented data from preclinical studies that evaluated the chaperone AT2101 in mouse models of Parkinson’s disease. The studies demonstrated that treatment with AT2101 increased the activity of β-glucocerebrosidase (GCase), prevented accumulation of α-synuclein in the brain and improved motor function as assessed in various behavioral tests. At that time, the Company also announced that new compounds have been identified that improve on the properties of AT2101 and expand the range of doses and regimens that show motor improvement in mouse models of the disease. Amicus’ second, neurodegenerative pharmacological chaperone program is for the treatment of Alzheimer’s disease. As previously announced, Amicus was awarded a grant of $0.2 million from the Alzheimer’s Drug Discovery Foundation (ADDF). The grant from the ADDF is funding preclinical studies to evaluate the use of pharmacological chaperones for the treatment of Alzheimer’s disease. Additionally, Amicus continues to develop other pharmacological chaperone approaches for the treatment of Alzheimer’s disease.
We have generated significant losses to date and expect to continue to generate losses as we continue the clinical development of our drug candidates, including Amigal, and conduct preclinical studies on other programs. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through June 30, 2010, we have accumulated a deficit of $195.2 million. As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial over the next several years and we may need to obtain additional funds to further develop our research and development programs and product candidates.
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
On November 7, 2007, we entered into a license and collaboration agreement with Shire. Under the agreement, Amicus and Shire were jointly developing three of our pharmacological chaperone compounds for lysosomal storage disorders: Amigal, Plicera and AT2220. In connection with this agreement, Shire paid us an initial, non-refundable license fee of $50 million and reimbursed us for certain research and development costs associated with these clinical development programs. The license fee was classified as deferred revenue and was being recognized as Collaboration Revenue on a straight line basis over the period of the performance obligations. We also recognized any reimbursed research and development costs as Research Revenue. In October 2009, we mutually terminated our collaboration agreement with Shire and received a cash payment of $5.2 million as full and final settlement of all amounts due under the collaboration agreement. This final payment was recorded as Research Revenue net of a cost sharing receivable. As a result of the termination of the agreement and as there were no further obligations under the original agreement, we recognized all previously deferred revenue as Collaboration Revenue in the fourth quarter of 2009.
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
We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through June 30, 2010, we have incurred research and development expense in the aggregate of $192.7 million.

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

					Period from
					February 4, 2002
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
Projects	2009	2010	2009	2010	2010
Third party direct project expenses
Amigal (Fabry Disease — Phase 3)	$2,297	$2,557	$3,758	$5,120	$39,194
Plicera (Gaucher Disease — Phase 2*)	2,606	81	4,595	334	26,199
AT2220 (Pompe Disease — Phase 1)	657	135	1,262	311	13,209
Neurodegenerative Diseases (Preclinical)	973	57	1,554	406	6,021

Total third party direct project expenses	6,533	2,830	11,169	6,171	84,623

Other project costs (1)
Personnel costs	4,948	4,002	9,929	8,183	65,949
Other costs (2)	1,989	1,305	4,247	2,672	42,176

Total other project costs	6,937	5,307	14,176	10,855	108,125

Total research and development costs	$13,470	$8,137	$25,345	$17,026	$192,748

(1)	Other project costs are leveraged across multiple projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.

*	We do not plan to advance Plicera into Phase 3 development at this time.
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

General and Administrative Expense
General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services. From our inception in February 2002 through June 30, 2010, we spent $85.7 million on general and administrative expense.
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
While there were no significant changes during the quarter ended June 30, 2010 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.
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

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2009	2010	2010
Expected stock price volatility	81.4%	80.6%	80.0%	80.5%
Risk free interest rate	2.3%	2.1%	2.4%	2.5%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

Warrants
The warrants issued in connection with the March 2010 registered direct offering are classified as a liability. The fair value of the warrants liability is evaluated at each balance sheet date using the Black-Scholes valuation model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. Any changes in the fair value of the warrants liability is recognized in the consolidated statement of operations. The weighted average assumptions used in the Black-Scholes valuation model for the warrants at inception, at March 31, 2010 and at June 30, 2010 are as follows:

	March 2, 2010	March 31, 2010	June 30, 2010
Expected stock price volatility	80.8%	80.9%	79.4%
Risk free interest rate	1.8%	2.0%	1.3%
Expected life of warrants (years)	4.00	3.92	3.67
Expected annual dividend per share	$0.00	$0.00	$0.00
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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amount)	2009	2010	2009	2010
Historical
Numerator:
Net loss attributable to common stockholders	$(13,623)	$(11,315)	$(26,095)	$(24,491)

Denominator:
Weighted average common shares outstanding — basic and diluted	22,618,026	27,623,297	22,615,951	25,956,366

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 4.0 million and 7.1 million for the six months ended June 30, 2009 and 2010, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Results of Operations
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Research and Development Expense. Research and development expense was $8.1 million for the three months ended June 30, 2010 representing a decrease of approximately $5.4 million or 40% from $13.5 million for the three months ended June 30, 2009. The variance was primarily attributable to lower personnel costs associated with the workforce reduction completed in the fourth quarter of 2009, a decrease in consulting costs and a decrease in contract research and manufacturing costs due to the reduced activity within the Gaucher program.
General and Administrative Expense. General and administrative expense was $4.0 million for the three months ended June 30, 2010, representing a decrease of $1.2 million or 23% from $5.2 million for the three months ended June 30, 2009. The variance was primarily due to lower personnel costs associated with the workforce reduction completed in the fourth quarter of 2009 and a decrease in third party legal and consulting fees.
Interest Income and Interest Expense. Interest income was $0.04 million for the three months ended June 30, 2010, compared to $0.27 million for the three months ended June 30, 2009. The decrease of $0.23 million or 85% was due to lower effective interest rates and decreased cash and cash equivalents balances. Interest expense was approximately $0.1 million for the three months ended June 30, 2010 and 2009. Interest expense was incurred on the secured loan obtained in June 2009.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Research and Development Expense. Research and development expense was $17.0 million for the six months ended June 30, 2010 representing a decrease of approximately $8.3 million or 33% from $25.3 million for the six months ended June 30, 2009. The variance was primarily attributable to lower personnel costs associated with the workforce reduction completed in the fourth quarter of 2009, a decrease in consulting costs and a decrease in contract research and manufacturing costs due to the reduced activity within the Gaucher program.
General and Administrative Expense. General and administrative expense was $7.9 million for the six months ended June 30, 2010, representing a decrease of $2.5 million or 24% from $10.4 million for the six months ended June 30, 2009. The variance was primarily due to lower personnel costs associated with the workforce reduction completed in the fourth quarter of 2009 and a decrease in third party legal and consulting fees.
Interest Income and Interest Expense. Interest income was $0.1 million for the six months ended June 30, 2010, compared to $0.8 million for the six months ended June 30, 2009. The decrease of $0.7 million or 88% was due to lower effective interest rates and decreased cash and cash equivalents balances. Interest expense was approximately $0.1 million for the six months ended June 30, 2010 and 2009. Interest expense was incurred on the secured loan obtained in June 2009.

Liquidity and Capital Resources
Source of Liquidity
As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since our inception in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our initial public offering in June 2007, $50.0 million from the non-refundable license fee from the Shire collaboration agreement in November 2007 and $18.5 million of gross proceeds from the registered direct offering in March 2010. The following table summarizes our significant funding sources as of June 30, 2010:

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
As of June 30, 2010, we had cash, cash equivalents and marketable securities of $69.0 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.
Net Cash Used in Operating Activities
Net cash used in operations for the six months ended June 30, 2009 of $21.3 million was comprised of the net loss for the six months ended June 30, 2009 of $26.1 million and a reduction in deferred revenue of $2.3 million, partially offset by the change in other operating assets and liabilities of $2.0 million.
Net cash used in operations for the six months ended June 30, 2010 of $25.3 million was primarily comprised of the net loss for the six months ended June 30, 2010 of $24.5 million and the change in other operating assets and liabilities of $3.5 million.
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

Net cash provided by investing activities for the six months ended June 30, 2010 was $14.3 million. Net cash provided by investing activities reflects $52.5 million for the sale and redemption of marketable securities, partially offset by $38.1 million for the purchase of marketable securities and $0.1 million for the acquisition of property and equipment.
Net Cash Provided By Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2009 was $2.4 million and reflected the proceeds from our secured loan agreement of $2.9 million, partially offset by the payments of our capital lease obligations of $0.4 million.
Net cash provided by financing activities for the six months ended June 30, 2010 was $16.3 million, consisting of $17.1 million from the issuance of common stock primarily offset by the payments of our secured loan agreement and capital lease obligations of $0.6 million and $0.2 million, respectively.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. At June 30, 2010, we held $69.0 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income. As June 30, 2010, our cash, cash equivalents and available for sale securities were all due on demand or within one year. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.
We have operated primarily in the U.S., although we do conduct some clinical activities outside the U.S. While most expenses are paid in U.S. dollars, there are minimal payments made in local foreign currency. If exchange rates undergo a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) was carried out under the supervision of our Principal Executive Officer and Principal Financial Officer, with the participation of our management. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
After deducting expenses of approximately $6.9 million, we received net offering proceeds of approximately $68.1 million from our initial public offering. As of June 30, 2010, approximately $27.3 million of the net proceeds from our initial public offering were maintained in money market funds and in investment-grade, interest bearing instruments, pending their use. We have used the remaining proceeds of approximately $40.8 million for clinical development of our projects, research and development activities relating to additional preclinical projects and to fund working capital and other general corporate purposes.
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

As of June 30, 2010, we had invested the $17.1 million in net proceeds from our registered direct offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through July 30, 2010, we have not used the net proceeds from this offering. We intend to use the proceeds from this offering to further advance the development of our lead product candidate, Amigal, including the initiation of the Phase 3 study to support registration in the European Union and the completion of certain activities required for the submission of a license application globally, as well as for general corporate matters.
The foregoing represents our best estimate of our use of proceeds for the period indicated.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our common stock for the three months ended June 30, 2010:

			(c) Total number of
		(b)	shares purchased as	(d) Maximum number of shares
	(a) Total number	Average	part of publicly	that may yet be
	of shares	Price Paid	announced plans or	purchased under the plans or
Period	purchased	per Share	programs	programs

April 1, 2010 – April 30, 2010	220	$3.19	—	1,335

May 1, 2010 – May 31, 2010	220	$3.25	—	1,115

June 1, 2010 – June 30, 2010	220	$2.99	—	895

Total	660		—

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Amended and Restated By-laws

10.1	(3)	Amended and Restated 2007 Equity Incentive Plan

10.2	(3)	Amended and Restated 2007 Director Option Plan

31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

(3)	Incorporated by reference to Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed on June 18, 2010

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.
Date: August 5, 2010	By:	/s/ JOHN F. CROWLEY
John F. Crowley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2010	By:	/s/ JOHN M. MCADAM
John M. McAdam
Vice President, Finance and Accounting (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Amended and Restated By-laws

10.1	(3)	Amended and Restated 2007 Equity Incentive Plan

10.2	(3)	Amended and Restated 2007 Director Option Plan

31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

(3)	Incorporated by reference to Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed on June 18, 2010

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.