Form 10-Q
period 2010-09-30
AMICUS THERAPEUTICS INC
filed 2010-11-09
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of October 29, 2010 was 27,637,495 shares.

AMICUS THERAPEUTICS, INC
Form 10-Q for the Quarterly Period Ended September 30, 2010

Page

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	4

Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010	4

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2010, and period February 4, 2002 (inception) to September 30, 2010	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2010, and period February 4, 2002 (inception) to September 30, 2010	6

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION	28

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	29

Item 4. Removed and Reserved	29

Item 5. Other Information	29

Item 6. Exhibits	30

SIGNATURES	31

INDEX TO EXHIBITS	32

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
The forward-looking statements in this quarterly report on Form 10-Q include, among other things, statements about:
•	the progress and results of our clinical trials of our drug candidates, including Amigal;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the number and development requirements of other product candidates that we pursue;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the emergence of competing technologies and other adverse market developments;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	our ability to execute our operational and business plans including our ability to achieve development and commercialization milestone payments and sales royalties under our collaboration with GlaxoSmithKline; and
•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
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
Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
(Unaudited)
 (in thousands, except share and per share amounts)

	December 31,	September 30,
	2009	2010
Assets:
Current assets:
Cash and cash equivalents	$19,339	$22,097
Investments in marketable securities	58,885	35,484
Prepaid expenses and other current assets	2,262	2,897

Total current assets	80,486	60,478

Property and equipment, less accumulated depreciation and amortization of $6,340 and $7,917 at December 31, 2009 and September 30, 2010, respectively	4,399	3,017
Other non-current assets	485	267

Total Assets	$85,370	$63,762

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,635	$6,809
Current portion of secured loan	1,253	1,253
Current portion of capital lease obligations	305	86

Total current liabilities	11,193	8,148

Warrant liability	—	3,766
Secured loan, less current portion	2,296	1,357
Capital lease obligations, less current portion	48	—

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,672,427 shares issued and outstanding at December 31, 2009, 50,000,000 shares authorized, 27,637,718 shares issued and outstanding at September 30, 2010	287	337
Additional paid-in capital	242,259	260,747
Accumulated other comprehensive income	43	11
Deficit accumulated during the development stage	(170,756)	(210,604)

Total stockholders’ equity	71,833	50,491

Total Liabilities and Stockholders’ Equity	$85,370	$63,762

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)
 (in thousands, except share and per share amounts)

					Period from
					February 4,
					2002
	Three Months		Nine Months		(inception)
	Ended September 30,		Ended September 30,		to September 30,
	2009	2010	2009	2010	2010
Revenue:
Research revenue	$4,219	$—	$12,799	$—	$31,108
Collaboration revenue	694	—	2,083	—	50,000

Total revenue	$4,913	$—	$14,882	$—	$81,108

Operating Expenses:
Research and development	$12,609	$8,862	$37,954	$25,888	$201,611
General and administrative	5,217	3,892	15,635	11,837	89,546
Restructuring charges	—	—	—	—	1,522
Impairment of leasehold improvements	—	—	—	—	1,030
Depreciation and amortization	561	511	1,585	1,577	7,997
In-process research and development	—	—	—	—	418

Total operating expenses	18,387	13,265	55,174	39,302	302,124

Loss from operations	(13,474)	(13,265)	(40,292)	(39,302)	(221,016)
Other income (expenses):
Interest income	129	33	924	121	13,878
Interest expense	(84)	(66)	(155)	(203)	(2,127)
Change in fair value of warrant liability	—	(2,059)	—	(464)	(918)
Other expense	—	—	—	—	(1,116)

Loss before tax benefit	(13,429)	(15,357)	(39,523)	(39,848)	(211,299)
Benefit from income taxes	—	—	—	—	695

Net loss	(13,429)	(15,357)	(39,523)	(39,848)	(210,604)
Deemed dividend	—	—	—	—	(19,424)
Preferred stock accretion	—	—	—	—	(802)

Net loss attributable to common stockholders	$(13,429)	$(15,357)	$(39,523)	$(39,848)	$(230,830)

Net loss attributable to common stockholders per common share — basic and diluted	$(0.59)	$(0.56)	$(1.75)	$(1.50)

Weighted-average common shares outstanding — basic and diluted	22,621,513	27,625,137	22,617,808	26,516,688

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
 (in thousands)

			Period from
			February 4, 2002
	Nine Months		(inception) to
	Ended September 30,		September 30,
	2009	2010	2010
Operating activities
Net loss	$(39,523)	$(39,848)	$(210,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	1,585	1,577	7,997
Amortization of non-cash compensation	—	—	522
Stock-based compensation — employees	6,039	4,702	25,575
Stock-based compensation — non-employees	—	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	—	464	918
Loss on disposal of asset	9	—	239
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Beneficial conversion feature related to bridge financing	—	—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,842)	(635)	(3,115)
Other non-current assets	—	218	(71)
Accounts payable and accrued expenses	3,963	(2,826)	6,808
Deferred revenue	(3,010)	—	—

Net cash used in operating activities	(32,779)	(36,348)	(167,550)
Investing activities
Sale and redemption of marketable securities	106,455	77,435	556,449
Purchases of marketable securities	(82,634)	(54,065)	(592,039)
Purchases of property and equipment	(1,724)	(195)	(12,280)

Net cash provided by/(used in) investing activities	22,097	23,175	(47,870)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	143,022
Proceeds from the issuance of common stock and warrants, net of issuance costs	—	17,131	85,224
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(710)	(267)	(5,501)
Payments of secured loan agreement	—	(939)	(1,149)
Proceeds from exercise of stock options	48	6	1,288
Proceeds from exercise of warrants (common and preferred)	—	—	264
Proceeds from capital asset financing arrangement	—	—	5,611
Proceeds from secured loan arrangement	3,758	—	3,758

Net cash provided by financing activities	3,096	15,931	237,517

Net (decrease)/ increase in cash and cash equivalents	(7,586)	2,758	22,097
Cash and cash equivalents at beginning of period	28,073	19,339	—

Cash and cash equivalents at end of period	$20,487	$22,097	$22,097

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Nine Months		(inception) to
	Ended September 30,		September 30,
	2009	2010	2010

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$155	$223	$1,827
Non-cash activities
Conversion of notes payable to preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$—	$—	$148,591
Accretion of redeemable convertible preferred stock	$—	$—	$802
Beneficial conversion feature related to the issuance of Series C redeemable convertible preferred stock	$—	$—	$19,424
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
On October 28, 2010, the Company entered into a License and Collaboration Agreement (the License and Collaboration Agreement) with Glaxo Group Limited, an affiliate of GlaxoSmithKline PLC (GSK), to develop and commercialize Amigal (migalastat HCI), currently in Phase 3 for the treatment of Fabry disease. Under the terms of the License and Collaboration Agreement, GSK will receive an exclusive worldwide license to develop, manufacture and commercialize Amigal. In consideration of the license grant, the Company will receive an upfront, license payment of $30 million from GSK and is eligible to receive further payments of approximately $170 million upon the successful achievement of development and commercialization milestones, as well as tiered double-digit royalties on global sales of Amigal. GSK and the Company will jointly fund development costs in accordance with an agreed upon development plan, This plan provides that the Company will fund 100% of the development costs for the remainder of 2010; 50% of the development costs for 2011 and 25% of the development costs in 2012 and beyond. The Company’s development costs are subject to annual and aggregate caps. Additionally, GSK is purchasing approximately 6.9 million shares of the Company’s common stock at a price of $4.56 per share pursuant to a Stock Purchase Agreement (SPA). The total value of this equity investment to the Company is approximately $31 million and represents a 19.9% ownership position in the Company.
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
The Company had an accumulated deficit of approximately $210.6 million at September 30, 2010 and anticipates incurring losses through the year 2010 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock and redeemable convertible preferred stock, issuance of convertible notes, payments from Shire during the term of the collaboration agreement and other financing arrangements. In March 2010, the Company sold 4.95 million shares of its common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors for net proceeds of approximately $17.1 million. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2011.
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
In January 2010, the FASB issued amendments to its fair value guidance which requires additional disclosures that include: 1) separate disclosures on significant transfers into and out of Level 3; 2) the amount of transfers between Level 1 and Level 2 and the reasons for such transfers; 3) lower level of disaggregation for fair value disclosures by class rather than by major category and 4) additional details on the valuation techniques and inputs used to determine Level 2 and Level 3 measurements. The Company has included these additional disclosures within the Form 10-Q for the period ended September 30, 2010 and they did not have a significant impact on the financial statements of the Company.
In October 2009, the FASB issued guidance on revenue recognition related to multiple-element arrangements. This new guidance requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted retrospectively from the beginning of an entity’s fiscal year. The Company is currently evaluating the effect that the adoption of this guidance will have on our results of operations and financial position, if any.
Note 2. Cash, Cash Equivalents and Available-For-Sale Investments
As of September 30, 2010, the Company held $22.1 million in cash and cash equivalents and $35.5 million of available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.
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

Cash and available for sale securities consisted of the following as of December 31, 2009 and September 30, 2010:

	As of December 31, 2009
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$19,339	$—	$—	$19,339
U.S. government agency securities	45,020	44	(1)	45,063
Corporate debt securities	8,951	4	(7)	8,948
Commercial paper	4,521	3	—	4,524
Certificate of deposit	350	—	—	350

	$78,181	$51	$(8)	$78,224

Included in cash and cash equivalents	$19,339	$—	$—	$19,339
Included in marketable securities	58,842	51	(8)	58,885

Total cash and available for sale securities	$78,181	$51	$(8)	$78,224

	As of September 30, 2010
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$22,097	$—	$—	$22,097
Commercial paper	22,226	15	—	22,241
Corporate debt securities	12,897	1	(5)	12,893
Certificate of deposit	350	—	—	350

	$57,570	$16	$(5)	$57,581

Included in cash and cash equivalents	$22,097	$—	$—	$22,097
Included in marketable securities	35,473	16	(5)	35,484

Total cash and available for sale securities	$57,570	$16	$(5)	$57,581

All of the Company’s available for sale investments as of December 31, 2009 and September 30, 2010 are due in one year or less.
Unrealized gains and losses are reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity. For the year ended December 31, 2009, unrealized holding gains included in accumulated other comprehensive income was $0.5 million. For the nine months ended September 30, 2010, unrealized holding gains included in accumulated other comprehensive income was less than $0.04 million.
For the year ended December 31, 2009 and the nine months ended September 30, 2010, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the available for sale securities as of December 31, 2009 and September 30, 2010 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months. The fair value of these available for sale securities in unrealized loss positions was $7.8 million and $8.1 million as of December 31, 2009 and September 30, 2010, respectively.

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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2009	2010	2009	2010
Statement of Operations
Net loss attributable to common stockholders	$(13,429)	$(15,357)	$(39,523)	$(39,848)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.59)	$(0.56)	$(1.75)	$(1.50)
Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 4.0 million and 7.0 million for the nine months ended September 30, 2009 and 2010, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Note 4. Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010

Net loss	$(13,429)	$(15,357)	$(39,523)	$(39,848)
Change in unrealized net gain on marketable securities	(57)	5	(445)	(32)

Comprehensive loss	$(13,486)	$(15,352)	$(39,968)	$(39,880)

Accumulated other comprehensive loss equals the unrealized net gains and losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.
Note 5. Stockholders’ Equity
Common Stock and Warrants
As of September 30, 2010, the Company was authorized to issue 50,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
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

On October 28, 2010, Amicus and GSK entered into the SPA pursuant to which GSK will purchase 6.9 million unregistered shares of Amicus common stock no later than November 11, 2010 at a price of $4.56 per share. The total purchase price for the shares purchased by GSK is $31.1 million. The Company will receive all proceeds from the sale of such shares.
Stock Option Plans
During the three and nine months ended September 30, 2010, the Company recorded compensation expense of approximately $1.5 million and $4.7 million, respectively. The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities. As of September 30, 2010, the total unrecognized compensation cost related to non-vested stock options granted was $8.4 million and is expected to be recognized over a weighted average period of 2.2 years.
The fair value of the options granted is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2009	2010	2010
Expected stock price volatility	81.3%	80.6%	79.5%	80.5%
Risk free interest rate	2.8%	2.2%	1.9%	2.5%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00
A summary of option activities related to the Company’s stock options for the nine months ended September 30, 2010 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in millions)

Balance at December 31, 2009	4,818.9	$8.01
Options granted	757.4	$2.92
Options exercised	(20.7)	$0.64
Options forfeited	(408.8)	$7.87

Balance at September 30, 2010	5,146.8	$7.31	7.7 years	$1.0

Vested and unvested expected to vest, September 30, 2010	4,884.6	$7.42	7.6 years	$1.0
Exercisable at September 30, 2010	2,471.5	$8.96	6.3 years	$0.3

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
At September 30, 2010, the current and long-term amounts due under the loan agreement were $1.3 million and $1.4 million, respectively. The carrying amount of the Company’s borrowings approximates fair value at September 30, 2010.
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
Cash, Money Market Funds and Marketable Securities
The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended September 30, 2010. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended September 30, 2010.
Secured Debt
As disclosed in Note 6, the Company has a loan and security agreement with Silicon Valley Bank. The carrying amount of the Company’s borrowings approximates fair value at September 30, 2010. The Company’s secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.
Warrants
As disclosed in Note 5, the Company allocated $3.3 million of proceeds from its March 2010 registered direct offering to warrants issued in connection with the offering that was classified as a liability. The valuation of the warrants is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the warrant liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black Scholes model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. There are six inputs: closing price of Amicus stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Amicus’ stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Amicus stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market. The riskless rate of return is a Level 2 input, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy. This liability is subject to fair value mark-to-market adjustment each period. As a result, for the nine month period ended September 30, 2010, the Company recorded a change in warrant liability income of $0.5 million. The resulting fair value of the warrant liability at September 30, 2010 was $3.8 million.

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of September 30, 2010 are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$22,097	$—	$22,097
Commercial paper	—	22,241	22,241
Corporate debt securities	—	12,893	12,893
Certificate of deposit	—	350	350

	$22,097	$35,484	$57,581

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$2,610	$—	$2,610
Warrants liability	—	—	3,766	3,766

	$—	$2,610	$3,766	$6,376

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
The Company had previously determined that its various deliverables due under the collaboration agreement represent a single unit of accounting for revenue recognition purposes. The initial, non-refundable upfront license fee payment of $50 million was being recognized on a straight line basis as Collaboration Revenue over the period of the performance obligations. The Company had determined that the period of performance obligations was 18 years as contractually defined. During the three and nine months ended September 30, 2009, the Company recorded $0.7 million and $2.1 million, respectively, in Collaboration Revenue and $4.2 million and $12.8 million, respectively, in Research Revenue.
Note 9. Restructuring Charges
In October 2009, the Company announced a work-force reduction of approximately 20 percent, or 26 employees, as a part of a corporate restructuring, with reductions occurring across all levels and departments within the Company. This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities. The Company recorded restructuring charges of $0.9 million during the fourth quarter of 2009 for employment termination costs payable in cash in connection with the workforce reduction. At September 30, 2010, all of the restructuring charges related to the employment termination costs were paid.

In December 2009, the Company initiated and completed a facilities consolidation effort, closing one of its subleased locations in Cranbury, NJ. The Company recorded a charge of $0.7 million during the fourth quarter of 2009 for minimum lease payments of $0.5 million and the write-down of fixed assets in the facility. At September 30, 2010, $0.3 million of the restructuring charges related to the facilities consolidation were unpaid and classified under accrued expenses on the balance sheet.
The following table summarizes the restructuring charges and utilization for the nine months ended September 30, 2010 (in thousands):

	Balance				Balance
	as of				as of
	December 31,		Cash		September 30,
	2009	Charges	Payments	Adjustments	2010
Employment termination costs	$271	$—	$(271)	$—	$—
Facilities consolidation	497	—	(172)	—	325

Total	$768	$—	$(443)	$—	$325

Note 10. Subsequent Events
The Company evaluated events that occurred subsequent to September 30, 2010 through the date of issuance of these financial statements. The following events are noted:
Definitive Development Agreement
On October 28, 2010, the Company entered into a License and Collaboration Agreement with GSK, to develop and commercialize Amigal (migalastat HCI), currently in Phase 3 for the treatment of Fabry disease. Under the terms of the License and Collaboration Agreement, GSK will receive an exclusive worldwide license to develop, manufacture and commercialize Amigal. GSK and Amicus also intend to advance clinical studies exploring the co-administration of migalastat HCI with enzyme replacement therapy (ERT) for the treatment of Fabry disease, as provided in the Collaboration Agreement.
The Company will receive an upfront, license payment of $30 million from GSK no later than November 11, 2010 and is eligible to receive further payments of approximately $170 million upon the successful achievement of development and commercialization milestones, as well as tiered double-digit royalties on global sales or Amigal. GSK and the Company will jointly fund development costs in accordance with an agreed upon development plan. This plan provides that the Company will fund 100% of the development costs for the remainder of 2010; 50% of the development costs for 2011 and 25% of the development costs in 2012 and beyond; The Company’s development costs are subject to annual and aggregate caps.
Additionally, GSK is purchasing approximately 6.9 million shares of the Company’s common stock at a price of $4.56 per share pursuant to the SPA. The total value of this equity investment to the Company is approximately $31 million and represents a 19.9% ownership position in the Company. The SPA provides GSK with customary registration rights for the shares purchased and includes an eighteen-month standstill and lock-up provision, subject to certain exceptions. The total cash up-front to the Company from GSK for the upfront license payment and equity investment is approximately $61 million.
Therapeutic Discovery Project
On November 1, 2010, the Company received approval from the Department of the Treasury for all six of its applications for the qualifying therapeutic discovery project under Section 48D of the Internal Revenue Code. This approval represents a grant of approximately $0.24 million per application submitted for a total grant of approximately $1.5 million, which will be paid prior to the end of 2010.

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
Our lead product candidate, Amigal (migalastat hydrochloride), is in Phase 3 development as a monotherapy for the treatment of Fabry disease. As discussed above, in October 2010, we entered into a License and Collaboration Agreement (the License and Collaboration Agreement) with Glaxo Group Limited, an affiliate of GlaxoSmithKline (GSK) pursuant to which we and GSK will develop and commercialize Amigal. In addition, we are conducting preclinical studies of our chaperone molecules in combination with enzyme replacement therapy for the treatment of Fabry, Gaucher, and Pompe diseases, as well as in neurodegenerative diseases, including Parkinson’s and Alzheimer’s disease.

Amigal: The Phase 3 U.S. registration study (Study 011) of migalastat HCl remains the Company’s number one priority. Study 011 is being conducted at approximately 40 investigational sites worldwide and the Company expects to complete enrollment during the first quarter of 2011. The Company expects to report preliminary results from this study in the second half of 2011. As previously announced, the Company expects to commence an additional Phase 3 study (Study 012) before year end. Study 012, a registration trial designed to support approval in the European Union, will be an 18-month, randomized, open-label study comparing Amigal to enzyme replacement therapy (ERT) in approximately 60 subjects. The primary outcome of efficacy will be renal function as measured by glomerular filtration rate (GFR).
Chaperone-ERT Co-administration Therapy Programs: Amicus and GSK will initiate a Phase 2 study with migalastat HCl co-administered with ERT for Fabry disease before the end of 2010. The Company will provide protocol details and timelines for the study in the coming weeks. Additionally, Amicus continues to evaluate the co-administration use of AT2220 (1-deoxynojirimycin HCl) with ERT in mouse models of Pompe disease. The Company previously reported that preclinical studies demonstrated that co-administration of AT2220 with ERT resulted in prolonged half-life of ERT in the circulation, increased enzyme activity in cells and greater substrate reduction in target tissues compared to that seen with ERT alone. Amicus has also completed promising preclinical studies of its chaperone Plicera™ (afegostat tartrate) co-administered with ERT for Gaucher disease. The Company continues to evaluate options for clinical development of both AT2220 and ERT for Pompe disease and afegostat tartrate and ERT for Gaucher disease.
Neurodegenerative Disease Programs: Amicus continues to advance its preclinical neurodegenerative disease programs. As previously reported, Amicus presented data from preclinical studies that evaluated the chaperone AT2101 in mouse models of Parkinson’s disease. The studies demonstrated that treatment with AT2101 increased the activity of β-glucocerebrosidase (GCase), prevented accumulation of α-synuclein in the brain and improved motor function as assessed in various behavioral tests. At that time, the Company also announced that new compounds have been identified that improve on the properties of AT2101 and expand the range of doses and regimens that show motor improvement in mouse models of the disease. Amicus expects to provide details regarding its plans to advance the Parkinson’s disease program early in January 2011. Amicus’ second neurodegenerative disease program is for the treatment of Alzheimer’s disease. As previously announced, Amicus was awarded a grant of $0.2 million from the Alzheimer’s Drug Discovery Foundation (ADDF). The grant from the ADDF is funding preclinical studies to evaluate the use of pharmacological chaperones for the treatment of Alzheimer’s disease.
We have generated significant losses to date and expect to continue to generate losses as we continue the clinical development of our drug candidates, including Amigal, and conduct preclinical studies on other programs. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through September 30, 2010, we have accumulated a deficit of $210.6 million. As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial over the next several years and we may need to obtain additional funds to further develop our research and development programs and product candidates.
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

In October 2010, we entered into the License and Collaboration Agreement with GSK and in connection therewith will receive and upfront license payment of $30 million and are eligible to receive further payments of approximately $170 million upon the successful achievement of development and commercialization milestones, as well as tiered double-digit royalties on global sales of Amigal. We will jointly fund development costs with GSK in accordance with an agreed upon development plan. This plan provides that we will fund 100% of the development costs for the remainder of 2010; 50% of the development costs for 2011 and 25% of the development costs in 2012 and beyond. Our development costs are subject to annual and aggregate caps. In addition, GSK is purchasing approximately 6.9 million shares of the Company’s common stock at a price of $4.56 per share for a total purchase price of approximately $31 million. The total cash up-front to us from GSK for the upfront license payment and equity investment is approximately $61 million.
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
The Company is currently evaluating the accounting for revenue from the GSK collaboration and any other new collaboration agreements it may enter into from time to time in the future under the guidance on revenue recognition related to multiple-element arrangements issued by the FASB that is effective for collaboration agreements entered into after June 15, 2010.
Research and Development Expenses
We expect our research and development expense to increase as we continue to develop our product candidates and explore new uses for our pharmacological chaperone technology. However, we will share future research and development costs related to Amigal with GSK in accordance with the License and Collaboration Agreement. Research and development expense consists of:
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
We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through September 30, 2010, we have incurred research and development expense in the aggregate of $201.6 million.
The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

					Period from
					February 4, 2002
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
Projects	2009	2010	2009	2010	2010
Third party direct project expenses
Amigal (Fabry Disease — Phase 3)	$3,096	$3,020	$6,854	$8,140	$42,214
Plicera (Gaucher Disease — Phase 2*)	1,098	100	5,693	434	26,299
AT2220 (Pompe Disease — Phase 1)	266	23	1,528	334	13,232
Neurodegenerative Diseases (Preclinical)	1,038	82	2,592	488	6,103

Total third party direct project expenses	5,498	3,225	16,667	9,396	87,848

Other project costs (1)
Personnel costs	4,830	3,983	14,758	12,166	69,932
Other costs (2)	2,281	1,654	6,529	4,326	43,831

Total other project costs	7,111	5,637	21,287	16,492	113,763

Total research and development costs	$12,609	$8,862	$37,954	$25,888	$201,611

(1)	Other project costs are leveraged across multiple projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.

*	We do not plan to advance Plicera into Phase 3 development at this time.
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
General and Administrative Expense
General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services. From our inception in February 2002 through September 30, 2010, we spent $89.5 million on general and administrative expense.
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
While there were no significant changes during the quarter ended September 30, 2010 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured.

The Company is currently evaluating the accounting for revenue from the GSK collaboration and any other new collaboration agreements it may enter into from time to time in the future under the guidance on revenue recognition related to multiple-element arrangements issued by the FASB that is effective for collaboration agreements entered into after June 15, 2010.
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

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2009	2010	2010
Expected stock price volatility	81.3%	80.6%	79.5%	80.5%
Risk free interest rate	2.8%	2.2%	1.9%	2.5%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00
Warrants
The warrants issued in connection with the March 2010 registered direct offering are classified as a liability. The fair value of the warrants liability is evaluated at each balance sheet date using the Black-Scholes valuation model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. Any changes in the fair value of the warrants liability is recognized in the consolidated statement of operations. The weighted average assumptions used in the Black-Scholes valuation model for the warrants at inception, at March 31, 2010, at June 30, 2010, and September 30, 2010 are as follows:

	March 2, 2010	March 31, 2010	June 30, 2010	Sept. 30, 2010
Expected stock price volatility	80.8%	80.9%	79.4%	79.6%
Risk free interest rate	1.8%	2.0%	1.3%	0.9%
Expected life of warrants (years)	4.00	3.92	3.67	3.42
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00
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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amount)	2009	2010	2009	2010
Historical
Numerator:
Net loss attributable to common stockholders	$(13,429)	$(15,357)	$(39,523)	$(39,848)

Denominator:
Weighted average common shares outstanding — basic and diluted	22,621,513	27,625,137	22,617,808	26,516,688

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 4.0 million and 7.0 million for the nine months ended September 30, 2009 and 2010, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Results of Operations
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Research and Development Expense. Research and development expense was $8.9 million for the three months ended September 30, 2010 representing a decrease of approximately $3.7 million or 29% from $12.6 million for the three months ended September 30, 2009. The variance was primarily attributable to lower personnel costs associated with the workforce reduction completed in the fourth quarter of 2009, a decrease in consulting costs and a decrease in contract research costs due to the reduced activity within the Gaucher program.
General and Administrative Expense. General and administrative expense was $3.9 million for the three months ended September 30, 2010, representing a decrease of $1.3 million or 25% from $5.2 million for the three months ended September 30, 2009. The variance was primarily due to lower personnel costs associated with the workforce reduction completed in the fourth quarter of 2009 and a decrease in third party legal and consulting fees.
Interest Income and Interest Expense. Interest income was $0.03 million for the three months ended September 30, 2010, compared to $0.13 million for the three months ended September 30, 2009. The decrease of $0.1 million or 77% was to lower effective interest rates and decreased cash and cash equivalents balances. Interest expense was approximately $0.06 million for the three months ended September 30, 2010 compared to $0.08 million for the three months ended September 30, 2009. The decrease of $0.02 million was due to lower overall loan balances. Interest expense was incurred on the secured loan obtained in June 2009.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Research and Development Expense. Research and development expense was $25.9 million for the nine months ended September 30, 2010 representing a decrease of approximately $12.1 million or 32% from $38.0 million for the nine months ended September 30, 2009. The variance was primarily attributable to lower personnel costs associated with the workforce reduction completed in the fourth quarter of 2009, a decrease in consulting costs and a decrease in contract research and manufacturing costs due to the reduced activity within the Gaucher program.
General and Administrative Expense. General and administrative expense was $11.8 million for the nine months ended September 30, 2010, representing a decrease of $3.8 million or 24% from $15.6 million for the nine months ended September 30, 2009. The variance was primarily due to lower personnel costs associated with the workforce reduction completed in the fourth quarter of 2009 and a decrease in third party legal and consulting fees.

Interest Income and Interest Expense. Interest income was $0.1 million for the nine months ended September 30, 2010, compared to $0.9 million for the nine months ended September 30, 2009. The decrease of $0.8 million or 88% was due to lower effective interest rates and decreased cash and cash equivalents balances. Interest expense was approximately $0.2 million for the nine months ended September 30, 2010 and 2009. Interest expense was incurred on the secured loan obtained in June 2009.
Liquidity and Capital Resources
Source of Liquidity
As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since our inception in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our initial public offering in June 2007, $50.0 million from the non-refundable license fee from the Shire collaboration agreement in November 2007 and $18.5 million of gross proceeds from the registered direct offering in March 2010. The following table summarizes our significant funding sources as of September 30, 2010:

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
As of September 30, 2010, we had cash, cash equivalents and marketable securities of $57.6 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.
Net Cash Used in Operating Activities
Net cash used in operations for the nine months ended September 30, 2009 of $32.8 million was comprised of the net loss for the nine months ended September 30, 2009 of $39.5 million and a reduction in deferred revenue of $3.0 million, partially offset by the change in other operating assets and liabilities of $2.1 million.

Net cash used in operations for the nine months ended September 30, 2010 of $36.3 million was primarily comprised of the net loss for the nine months ended September 30, 2010 of $39.8 million and the change in other operating assets and liabilities of $3.2 million.
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
Net cash provided by investing activities for the nine months ended September 30, 2010 was $23.2 million. Net cash provided by investing activities reflects $77.4 million for the sale and redemption of marketable securities, partially offset by $54.1 million for the purchase of marketable securities and $0.2 million for the acquisition of property and equipment.
Net Cash Provided By Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2009 was $3.1 million and reflected the proceeds from our secured loan agreement of $3.7 million, partially offset by the payments of our capital lease obligations of $0.7 million.
Net cash provided by financing activities for the nine months ended September 30, 2010 was $15.9 million, consisting of $17.1 million from the issuance of common stock primarily offset by the payments of our secured loan agreement and capital lease obligations of $0.9 million and $0.3 million, respectively.
Funding Requirements
We expect to incur losses from operations for the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials. Our future capital requirements will depend on a number of factors, including:
•	the progress and results of our clinical trials of our drug candidates, including Amigal;
•	our ability to achieve development and commercialization milestone payments and sales royalties under our collaboration with GSK;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the number and development requirements of other product candidates that we pursue;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the emergence of competing technologies and other adverse market developments;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	our ability to execute our operational and business plans and realize reductions in our expenses in line with our restructuring plan; and
•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
We do not anticipate that we will generate revenue from commercial sales for at least the next several years, if at all. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. However, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for 2011.

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
In accordance with our license agreement with MSSM, we expect to pay $3 million of the $30 million upfront payment to be received from GSK pursuant to the License and Collaboration Agreement to MSSM in the fourth quarter of 2010. We will also be obligated to pay MSSM royalties on worldwide net sales of Amigal.
Whether we will be obligated to make milestone or royalty payments in the future is subject to the success of our product development efforts and, accordingly, is inherently uncertain.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. At September 30, 2010, we held $57.6 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income. As September 30, 2010, our cash, cash equivalents and available for sale securities were all due on demand or within one year. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.
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
After deducting expenses of approximately $6.9 million, we received net offering proceeds of approximately $68.1 million from our initial public offering. As of September 30, 2010, approximately $18.4 million of the net proceeds from our initial public offering were maintained in money market funds and in investment-grade, interest bearing instruments, pending their use. We have used the remaining proceeds of approximately $49.7 million for clinical development of our projects, research and development activities relating to additional preclinical projects and to fund working capital and other general corporate purposes.
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
As of September 30, 2010, we had invested the $17.1 million in net proceeds from our registered direct offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through September 30, 2010, we have not used the net proceeds from this offering. We intend to use the proceeds from this offering to further advance the development of our lead product candidate, Amigal, including the initiation of the Phase 3 study to support registration in the European Union and the completion of certain activities required for the submission of a license application globally, as well as for general corporate matters.
The foregoing represents our best estimate of our use of proceeds for the period indicated.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our common stock for the three months ended September 30, 2010:

			(c) Total number of
		(b)	shares purchased as	(d) Maximum number of shares
	(a) Total number	Average	part of publicly	that may yet be
	of shares	Price Paid	announced plans or	purchased under the plans or
Period	purchased	per Share	programs	programs

July 1, 2010 — July 31, 2010	220	$2.24	—	675

August 1, 2010 — August 31, 2010	220	$2.53	—	455

September 1, 2010 — September 30, 2010	220	$3.28	—	235

Total	660		—

Pursuant to a restricted stock award dated October 2, 2006 between Amicus Therapeutics, Inc. and James E. Dentzer, our former Chief Financial Officer, Mr. Dentzer was granted 40,000 shares, 25% of which vested on October 2, 2007 and the remaining shares vest in a series of thirty-six successive equal monthly installments which began on November 1, 2007, with the final installment vesting on October 1, 2010. In order to comply with the minimum statutory federal tax withholding rate of 25% plus 1.45% for Medicare, Mr. Dentzer surrenders a portion of his vested shares on each vesting date, representing 26.45% of the total value of the shares then vested.

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

AMICUS THERAPEUTICS, INC.
Date: November 8, 2010	By:	/s/ JOHN F. CROWLEY
John F. Crowley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2010	By:	/s/ MOHAN GANESAN
Mohan Ganesan
Senior Director, Finance (Principal Financial Officer)

Date: November 8, 2010	By:	/s/ DAPHNE QUIMI
Daphne Quimi
Corporate Controller (Principal Accounting Officer)

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