Form 10-K
period 2010-12-31
AMICUS THERAPEUTICS INC
filed 2011-03-04
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission File Number 001-33497

Amicus Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	71-0869350

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the 7,242,725 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the NASDAQ, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was approximately $16,223,704. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 10% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 18, 2011, there were 34,508,932 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders which is to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The forward-looking statements in this annual report on Form 10-K include, among other things, statements about:
•	the progress and results of our clinical trials of our drug candidates, including Amigal;

•	our ability to achieve development and commercialization milestone payments and sales royalties under our collaboration with GlaxoSmithKline PLC;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates including those testing the use of pharmacological chaperones co-administered with ERT and for the treatment of diseases of neurodegeneration;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products and technologies; and

•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
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
Overview
We are a biopharmaceutical company focused on the discovery, development and commercialization of orally-administered, small molecule drugs known as pharmacological chaperones for the treatment of rare diseases. Pharmacological chaperones are a novel, first-in-class approach to treating a broad range of diseases including lysosomal storage disorders and diseases of neurodegeneration. We believe that our pharmacological chaperone technology, our advanced product pipeline, especially our lead product candidate, Amigal, and our strategic collaboration with GlaxoSmithKline uniquely position us as a leader in the development of treatments for rare diseases.
Our current areas of focus include the following:
•	Phase 3 development of our lead product candidate, Amigal for Fabry disease;

•	preclinical and clinical development of pharmacological chaperones co-administered with enzyme replacement therapy; and

•	preclinical evaluation of the use of pharmacological chaperones for diseases of neurodegeneration.
Fabry and other lysosomal storage disorders such as Gaucher and Pompe diseases are among certain human diseases that are caused by mutations in specific genes that, in many cases, lead to the production of proteins with reduced stability. Proteins with such mutations may not fold into their correct three-dimensional shape and are generally referred to as misfolded or unstable proteins. Misfolded or unstable proteins are often recognized by cells as having defects and, as a result, may be eliminated prior to reaching their intended location in the cell. The reduced biological activity of these proteins leads to impaired cellular function and ultimately to disease.
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
Our lead product candidate, Amigal (migalastat hydrochloride) for Fabry disease, is in Phase 3 development. We are developing and commercializing Amigal with an affiliate of GlaxoSmithKline PLC (GSK) pursuant to a License and Collaboration Agreement entered into in October 2010. Our partnership with GSK allows us to utilize GSK’s significant expertise in clinical, regulatory, commercial and manufacturing matters in the development in Amigal. In addition, the cost-sharing arrangements and potential milestone and royalty payments under the License and Collaboration Agreement provide us with financial strength and allow us to continue the development of Amigal while also advancing our other programs. We also believe this collaboration is important in validating our status as a leader in the development of treatments for rare diseases given the increasing focus placed on the rare disease field.
Our Phase 3 clinical development program for the use of Amigal as monotherapy in Fabry disease includes two clinical trials: Study 011 and Study 012. We have enrolled a majority of the planned 60 patients for Study 011, and intend to commence an additional Phase 3 study (Study 012) in the first half of 2011. We plan to use the data from Study 011 to support the filing of a New Drug Application, or NDA, for marketing approval in the United States and the data from Study 012 to support the filing of an application for marketing authorization in Europe. We believe Amigal may have advantages over the current standard of treatment for Fabry disease, enzyme replacement therapy, or ERT. While ERT compensates for the reduced level of activity of specific enzymes through regular infusions of recombinant forms of the enzyme, our approach uses orally-administered small molecule pharmacological chaperones to improve the function of the enzyme that is made by the patient’s own body. We believe this approach to treating these diseases could provide benefits to patients through better bio-distribution and ease of use.
In addition to potential benefits pharmacological chaperones may provide as a monotherapy, we also believe the use of pharmacological chaperones co-administered with ERT may address certain key limitations of ERT. The use of pharmacological chaperones co-administered with ERT may significantly enhance the safety and efficacy of ERT by, among other effects, prolonging the half-life of infused enzymes in the circulation, increasing uptake of the infused enzymes into cells and tissues, and increasing enzyme activity and substrate reduction in target tissues compared to that observed with ERT alone. We are evaluating the use of pharmacological chaperones co-administered with ERT in preclinical studies in Gaucher and Pompe disease and in a Phase 2 clinical study being conducted with GSK evaluating the use of Amigal co-administered with ERT.

Although Fabry, Gaucher and Pompe are relatively rare diseases, they represent substantial commercial markets due to the severity of the symptoms and the chronic nature of the diseases. The publicly-reported worldwide net product sales for the six currently approved therapeutics to treat Fabry, Gaucher and Pompe disease were approximately $1.9 billion in 2010.
While our initial clinical efforts have focused on the use of pharmacological chaperones to treat lysosomal storage diseases, we believe that our technology may be applicable to the treatment of certain diseases of neurodegeneration. Our lead preclinical program in this area is focused on Parkinson’s disease, where we expect to complete late-stage preclinical proof of concept studies, including IND-enabling activities, for our pharmacological chaperone molecule AT3375 during 2011. Our second preclinical program in this area is focused on Alzheimer’s disease. Our preclinical work in both Parkinson’s and Alzheimer’s disease is presently focused on genetically-defined subpopulations of Parkinson’s and Alzheimer’s patients and leverages our expertise and knowledge in the rare disease field.
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
We use pharmacological chaperones to increase the stability of target proteins and help them fold into their correct three-dimensional shape. This allows proper trafficking of the protein within the cell, thereby increasing protein activity, improving cellular function and potentially reducing cell stress.
Potential Advantages of Pharmacological Chaperones for the Treatment of Lysosomal Storage Disorders
To date, we have mainly focused on developing pharmacological chaperones for the treatment of lysosomal storage disorders. Lysosomal storage disorders are a type of metabolic disorder characterized by mutations in lysosomal enzymes, which are specialized proteins that break down cellular substrates in a part of the cell called the lysosome. We believe that pharmacological chaperone therapy may have advantages relative to the current therapeutic standard of care for these disorders, ERT, which involves regular infusions of recombinant human enzyme to compensate for the deficient lysosomal enzyme. The following table compares some features of enzyme replacement therapy to pharmacological chaperone therapy.

Product Characteristic	Enzyme Replacement Therapy	Pharmacological Chaperone Therapy

Biodistribution	Variable tissue distribution	Broad tissue distribution, including brain

Ease of Use	Weekly or every other week intravenous infusion	Oral administration

Manufacturing	Recombinant protein manufacturing	Chemical synthesis

An additional therapeutic approach to the treatment of certain lysosomal storage disorders is substrate reduction therapy. We believe our pharmacological chaperone therapies may have advantages relative to substrate reduction therapy as well. Like pharmacological chaperone therapies, substrate reduction therapy uses orally-administered small molecules; however, the underlying mechanism of action is very different. Substrate reduction therapies are designed to prevent the production of the substrate that accumulates in disease by inhibiting an enzyme required to make the substrate in cells, which is not the same enzyme that is deficient in the disease. Importantly, if synthesis of the substrate is inhibited it cannot perform its normal biological functions. Additionally, the enzyme that is inhibited is needed to make other molecules that are used in other biological processes. As a result, inhibiting this enzyme may have adverse effects that are difficult to predict. By contrast, our pharmacological chaperones are designed to bind directly to the enzyme deficient in the disease, increasing its stability and helping it fold into its correct three-dimensional shape. This in turn enables proper trafficking to the lysosome where the enzyme can directly decrease substrate accumulation. To date, one substrate reduction therapy product has received regulatory approval in the U.S. and the European Union (EU) for the treatment of one lysosomal storage disorder. Zavesca®, a substrate reduction therapy product commercialized by Actelion, Ltd., is approved for the treatment of Gaucher disease in the U.S., the EU and other countries. Genzyme Corporation is currently developing a substrate reduction therapy product which is in Phase 3 development for the treatment of Gaucher Disease.
Amigal for Fabry Disease
Overview
Our most advanced product candidate, Amigal, is an orally-administered, small molecule pharmacological chaperone for the treatment of Fabry disease. In October, 2010, we entered into a License and Collaboration Agreement with GSK to develop and commercialize Amigal. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize Amigal. In consideration of the license grant, we received an upfront license payment of $30 million and are eligible to receive further payments of approximately $170 million upon the successful achievement of development and commercialization milestones, as well as tiered double-digit royalties on global sales of Amigal. We will jointly fund development costs with GSK in accordance with an agreed upon development plan, which provides that we will fund 50% of the development costs for 2011 and 25% of the development costs in 2012 and beyond, subject to annual and aggregate caps.
We commenced Study 011 in 2009 and expect to complete enrollment in the first half of 2011. We have enrolled a majority of the planned patients and expect to report top line results in the second half of the year. Study 011 is a 6-month, randomized, double-blind trial comparing Amigal to placebo in approximately 60 subjects. The surrogate primary endpoint is the change in the amount of kidney interstitial capillary GL-3. Subjects being enrolled are Fabry patients who have never received ERT, or who have not received ERT for at least 6 months, and who have a mutation responsive to Amigal. In the United States, we intend to seek Accelerated Approval for Amigal according to Subpart H regulations as an orphan drug.
In addition, we expect to commence Study 012 in the first half of 2011. Study 012 will be an 18-month, randomized, open-label study comparing Amigal to ERT in approximately 60 subjects. The primary outcome of efficacy will be renal function as measured by glomerular filtration rate (GFR).
We completed four Phase 2 clinical trials of Amigal in 2007 and our Phase 2 extension study is ongoing. The extension study is designed to evaluate the long-term safety and efficacy of Amigal. Among the endpoints being evaluated are two measures of renal function, estimated glomerular filtration rate (eGFR) and 24-hour urine protein.
The key findings from the Phase 2 studies and long term extension study to date include the following:
•	Amigal has been generally safe and well-tolerated at all doses evaluated and no drug-related serious adverse events have been reported.

•	Amigal increased the level of the enzyme deficient in 24 of the 26 original Phase 2 study subjects

•	Amigal was shown to reduce the accumulated substrate in a majority of study subjects.

•	eGFR has remained stable out to 3-4 years for all subjects in the extension study.

•	Trends of reduced 24-hour urine protein continued to be observed in subjects identified as responders to Amigal; seventeen subjects continue to receive treatment in the Phase 2 extension study

•	Responses in patients with different Fabry mutations were consistent with the results of in vitro testing, thus confirming the ability to use pharmacogenetics to select likely responders for future studies.
In February 2004, the FDA granted orphan drug designation to Amigal for the treatment of Fabry disease and in May 2006, the EMEA granted orphan medicinal product designation for Amigal.

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
Because Amigal increases levels of a patient’s naturally produced α-GAL, those Fabry disease patients with a missense mutation or other genetic mutations that result in production of α-Gal A that is less stable but with some residual enzyme activity are the ones most likely to respond to treatment with Amigal. We estimate that approximately fifty percent of patients with Fabry disease may respond to pharmacological chaperone therapy. Patients with genetic mutations leading to a partially made α-Gal A enzyme or α-Gal A enzyme with an irreversible loss of activity are less likely to respond to treatment with Amigal.
Fabry Disease Background
The clinical manifestations of Fabry disease span a broad spectrum of severity and roughly correlate with a patient’s residual α-Gal A levels. The majority of currently treated patients are referred to as classic Fabry disease patients, most of whom are males. These patients experience disease of various organs, including the kidneys, heart and brain, with disease symptoms first appearing in adolescence and typically progressing in severity until death in the fourth or fifth decade of life. A number of studies suggest that there are a large number of undiagnosed males and females that have a range of Fabry disease symptoms, such as impaired cardiac or renal function and strokes, that usually first appear in adulthood.
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
Based on published data from the Human Gene Mutation Database and our experience in the field, we believe the majority of the known genetic mutations that cause Fabry disease are missense mutations. There are few widely-occurring genetic mutations reported for Fabry disease, suggesting that the frequency of a specific genetic mutation reported in the Human Gene Mutation Database reflects the approximate frequency of that mutation in the general Fabry patient population. In addition, data presented at the 11th International Conference on Health Problems Related to the Chinese (2002) suggest that the vast majority of newly diagnosed patients with later-onset Fabry disease also have missense mutations. Because missense mutations often result in less stable, misfolded α-Gal A with some residual enzyme activity, we believe patients with these mutations may benefit from treatment with Amigal. We also believe that other types of genetic mutations may result in misfolded α-Gal A and therefore may respond to treatment with Amigal. Based on this, we believe that approximately fifty percent of the Fabry disease patient population may benefit from treatment with Amigal.
Existing Products for the Treatment of Fabry Disease and Potential Advantages of Amigal
The current standard of treatment for Fabry disease is enzyme replacement therapy. Currently, two products are approved for the treatment of Fabry disease: Fabrazyme® and Replagal®. Fabrazyme® is approved globally and commercialized by Genzyme Corporation. Fabrazyme® was approved in the U.S. in 2003 and in the EU in 2001. Orphan drug exclusivity for Fabrazyme® expired in the U.S. in 2010 and will expire in EU in 2011. Replagal® is commercialized by Shire and approved in the EU and other countries but not in the U.S.,. Replagal® was approved in the EU in August 2001 and has orphan drug exclusivity in the EU until 2011. The net product sales of Fabrazyme® and Replagal® for 2010 were approximately $188 million as publicly reported by Genzyme Corporation and $351 million as publicly reported by Shire, respectively.

Prior to the availability of ERT, treatments for Fabry disease were directed at ameliorating symptoms without treating the underlying disease. Some of these treatments include opiates, anticonvulsants, antipsychotics and antidepressants to control pain and other symptoms, and beta-blockers, calcium channel blockers, ACE inhibitors, angiotensin receptor antagonists and other agents to treat blood pressure and vascular disease.
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
Chaperone-ERT Co-administration Therapy
We are currently conducting clinical and preclinical studies on the use of pharmacological chaperones co-administered with ERT. Pharmacological chaperones are designed to selectively bind to target enzymes in patient cells, thereby increasing protein stability and allowing for increased transport to lysosomes and degradation of substrate by the enzyme. When used in combination with ERT, we believe that these binding and stabilization properties may improve key characteristics of the infused enzymes used in ERT by allowing for increased transport of enzymes to the lysosomes and degradation of substrate, thereby increasing ERT’s safety and efficacy. At several scientific conferences, we have presented data which demonstrated that the addition of a pharmacological chaperone to ERT has the potential to address key limitations of ERT, such as a lack of stability in circulation which can reduce safety and efficacy. In particular, in February 2010, we presented data from preclinical studies that evaluated the combination of Amigal and an ERT, and another pharmacological chaperone, AT2220 (1-deoxynojirimycin HC1) and a different ERT, in mouse models of Fabry and Pompe disease, respectively. Studies of both combinations demonstrated that co-administration of the chaperone with ERT resulted in prolonged half-life of the administered enzyme in the circulation, increased enzyme activity in cells and greater substrate reduction in target tissues compared to that seen with ERT alone.
In February 2011, along with our partner GSK, we initiated a Phase 2 study designed to evaluate the co-administration of Amigal with ERT for Fabry disease. This study is investigating drug-drug interactions between Amigal and the ERTs Fabrazyme® and Replagal® in 18 male patients with Fabry disease, ages 18-65, who have been receiving ERT for at least one month before entry into the study. Patients, who need not have a genetic mutation responsive to Amigal as a monotherapy, will receive ERT alone and then ERT after administration of a single oral dose of Amigal. We expect to have results from this study in the second half of 2011.
Additionally, we expect to initiate a Phase 2 study with our pharmacological chaperone AT2220 co-administered with ERT for Pompe disease in the first half of 2011 with results expected in the second half of the year. We will seek FDA approval to lift the clinical hold on the AT2220 program in order to conduct this study.
Diseases of Neurodegeneration
We are also conducting preclinical studies on the use of our pharmacological chaperone technology to treat diseases of neurodegeneration, with an initial focus on genetically-identified subpopulations within Parkinson’s and Alzheimer’s disease patients. We believe the knowledge we have gained from exploring the use of pharmacological chaperones in rare genetic diseases can be applied to these non-lysosomal storage disease applications, especially in light of recent studies linking Parkinson’s disease to Gaucher disease and Alzheimer’s disease with lysosomal storage diseases. We believe that pharmacological chaperones may be used to stabilize mutated proteins and further stabilize normal or “wild-type” proteins, and may therefore increase the cellular amounts and activities of specifically chosen target proteins that may be important for the treatment of neurodegenerative diseases. While our initial efforts are focused on subpopulations of Parkinson’s and Alzheimer’s patients, we believe the characteristics of chaperones may make treatment of broader populations within these diseases possible.

Recent population genetics studies have established a link between being a Gaucher carrier and developing Parkinson’s disease. In particular, these studies demonstrate that Gaucher carriers have an estimated five-fold increased risk for Parkinson’s disease and Gaucher patients an estimated twenty-fold increase risk, and that both tend to develop Parkinson’s at an earlier age. We previously presented data evaluating a pharmacological chaperone in relevant mouse models. These studies, funded in part by a grant from the Michael J. Fox Foundation, demonstrated that treatment with the chaperone increased the activity of β-glucocerebrosidase (GCase), prevented accumulation of α-synuclein in the brain and improved motor function as assessed in various behavioral tests. As previously reported, we have developed new compounds that improve on the properties of this chaperone and expand the range of doses and regimens that show motor improvement in mouse models of the disease. We expect to complete late-stage preclinical proof-of-concept studies, including IND-enabling activities, for our pharmacological chaperone AT3375 for the treatment of Parkinson’s disease during 2011.
Our second preclinical neurodegenerative disease program is for Alzheimer’s disease. We are currently researching novel approaches to treating patients with Genetic (Familial) Alzheimer’s through a Presenillin-1 target and those with Sporadic Alzheimer’s, with a focus on a lysosomal enzyme target. Our work in Alzheimer’s also builds on the understanding of pharmacological chaperones we have developed over the past several years examining treatment of lysosomal storage disorders and our work in Parkinson’s disease. We expect to continue preclinical proof-of-concept studies in Alzheimer’s disease during 2011.
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
Other Product Candidates
In addition to Amigal, we have two other pharmacological chaperone product candidates in clinical development, AT2220 (1-deoxynojirimycin HCl) for Pompe disease and Plicera (afegostat tartrate) for Gaucher disease. We are also evaluating additional pharmacological chaperones for our Gaucher program. The FDA previously granted orphan drug designation for the active ingredient in Plicera for the treatment of Gaucher disease in the United States as well as for the active ingredient in AT2220.
AT2220 for Pompe Disease
Results of our preclinical studies evaluating AT2220 co-administered with ERT have been encouraging. We therefore intend to seek FDA approval to lift the clinical hold on our AT2220 program to permit us to conduct the Phase 2 study of AT2220 co-administered with ERT discussed above. As previously reported, we suspended enrollment for the Phase 2 clinical trial of our investigational drug AT2220 in adults with Pompe disease and received notice from the FDA that the AT2220 Investigational New Drug application (IND) was placed on clinical hold following two separate self-reported adverse events by patients in the trial, which were categorized by the site investigator as serious and probably related to treatment with AT2220. We conducted a Phase 1 study of AT2220 to evaluate the pharmacokinetics of AT2220 in muscle tissue in healthy adult subjects and announced results from the trial in 2010.

Plicera for Gaucher Disease
Based on the preliminary results from our Phase 2 study of Plicera in treatment-naive adult patients with type 1 Gaucher disease, we decided not to advance Plicera into Phase 3 development. However, we remain encouraged by the results of preclinical studies designed to evaluate the use of Plicera co-administered with ERT, and will continue to evaluate the Plicera program. In addition, we are developing additional compounds that we believe have potential as Gaucher product candidates, both as monotherapies and co-administered with ERT.
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
Strategic Alliances and Arrangements
On October 28, 2010, the Company entered into the License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GSK, to develop and commercialize Amigal. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize Amigal. In consideration of the license grant, the Company received an upfront, license payment of $30 million from GSK and is eligible to receive further payments of approximately $170 million upon the successful achievement of development and commercialization milestones, as well as tiered double-digit royalties on global sales of Amigal. GSK and the Company will jointly fund development costs in accordance with an agreed upon development plan, This plan provides that the Company will fund 50% of the development costs for 2011 and 25% of the development costs in 2012 and beyond. The Company’s development costs are subject to annual and aggregate caps. Additionally, GSK purchased approximately 6.9 million shares of the Company’s common stock at a price of $4.56 per share. The total value of this equity investment to the Company is approximately $31 million and represents a 19.9% ownership position in the Company.
Under the terms of the Agreement, while we will collaborate with GSK, GSK will have decision-making authority over clinical, regulatory and commercial matters. Additionally, GSK will have primary responsibility for interactions with regulatory agencies and prosecuting applications for marketing and reimbursement approvals worldwide.
We will continue to evaluate other business development opportunities as appropriate that build shareholder value and provide us with access to the financial, technical, clinical and commercial resources necessary to develop and market pharmacological chaperone therapeutics. We are exploring potential collaborations, alliances and other business development opportunities on a regular basis.
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

We own or license rights to several issued patents in the U.S., current member states of the European Patent Convention and numerous pending foreign applications, which are foreign counterparts of many of our U.S. patents. We also own or license rights to several pending U.S. applications. Our patent portfolio includes patents and patent applications with claims relating to methods of increasing deficient enzyme activity to treat genetic diseases. The patent positions for Amigal (migalastat HCl), our most advanced product candidate for Fabry disease, pharmacological chaperone and ERT combination therapy, diseases of neurodegeneration, Plicera (afegostat tartrate) for Gaucher disease and AT2220 (1-deoxynojirimycin HCl) for Pompe disease are described below and include both patents and patent applications we own or exclusively license:
•	We have an exclusive license to six issued U.S. patents and two pending U.S. applications that cover use of Amigal to treat Fabry disease, as well as corresponding European and Japanese patents, and a pending application in Canada. These exclusively licensed U.S. patents relating to Amigal expire in 2018 (not including the Hatch-Waxman statutory extension, which is described below), while the European and Japanese patents and foreign counterpart patent application in Canada, if granted, will expire in 2019 (not including the Supplemental Protection Certificates or SPC extensions, which are described below). The patents and the pending applications include claims covering methods of increasing the activity of and preventing the degradation of α-GAL, and methods for the treatment of Fabry disease using Amigal. In addition, we own pending U.S. applications directed to specific treatment and monitoring regimens with Amigal as well as to dosing regimens with Amigal, which, if granted, may result in patents that expire in 2028. Further, we have a pending U.S. application directed to synthetic steps related to the commercial process for preparing Amigal, which may result in a patent that expires in 2026. Lastly, we jointly own one pending U.S. application and another pending international stage application covering methods of diagnosing Fabry disease and determining whether Fabry patients will respond to treatment with Amigal, which, if granted, will expire in 2027 and 2029, respectively. We have filed, or plan to file, U.S. and foreign counterparts of these applications, where appropriate, by the applicable deadlines.

•	We have an exclusive license to pending patent applications covering the co-administration of Amigal with ERT (recombinant α-galactosidase A), Plicera with ERT (recombinant glucocerebrosidase) and AT2220 wither (recombinant acid α-glucosidase). These applications are pending in the U.S., Europe, Canada, Brazil, China, Israel, India, Japan and Mexico. If patents issue from these applications, expiration will be in 2024.

•	As part of our License and Collaboration Agreement with GSK, we have licensed or sub-licensed to GSK all of our worldwide rights in our patents and applications to the extent that said patents and applications claim the use of Amigal as a monotherapy or co-administered with ERT.

•	We own several US and foreign pending patent applications which cover the use of pharmacological chaperones to treat diseases of neurodegeneration. In particular we own two issued patents and one patent application that cover the use of isofagomine and/or its derivatives to treat Parkinson’s disease and one patent application covering novel compounds for the treatment of Parkinson’s disease. Further, we own two patent applications that cover the use of pharmacological chaperones to treat Alzheimer’s disease. If patents issue from these applications expiration dates range from 2026 to 2030.

•	We have an exclusive license to several U.S. patents and one pending U.S. application covering the use of Plicera to treat Gaucher disease. These patents expire in 2018 (not including the Hatch-Waxman statutory extension, which is described below). We also have an exclusive license to two U.S. patents claiming isofagomine, the active chemical moiety in Plicera, which expire in 2015 and 2016 (not including the Hatch-Waxman statutory extension, which is described below); and corresponding patents in the UK, France, Sweden, Germany, Switzerland and Japan all of which expire in 2015 (not including the SPC extensions, which are described below). We own a U.S. patent and its corresponding foreign applications covering isofagomine tartrate, which is the specific salt form or the active pharmaceutical ingredient in Plicera, which expires in 2027. We own several other pending U.S. applications directed to the synthesis of Plicera, dosing regimens of Plicera as well as specific treatment and monitoring regimens with Plicera which, if granted, will expire in 2028. We have filed, or plan to file, foreign counterparts of these applications, where appropriate, by the applicable deadlines.

•	We have an exclusive license to several U.S. patents that cover the use of AT2220 to treat Pompe disease. These U.S. patents will expire in 2018 (not including the Hatch-Waxman statutory extension, which is described below). We own a U.S. patent application that covers dosing regimens of AT2220 to treat Pompe disease. We have filed, or plan to file, foreign counterparts of these applications, where appropriate, by the applicable deadlines.

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

License Agreements
We have acquired rights to develop and commercialize our product candidates through licenses granted by various parties. The following summarizes our material rights and obligations under those licenses:
•	Mt. Sinai School of Medicine — We have acquired exclusive worldwide patent rights to develop and commercialize Amigal, Plicera and AT2220 and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with Mt. Sinai School of Medicine (MSSM) of New York University. In connection with this agreement, we issued 232,266 shares of our common stock to MSSM in April 2002. In October 2006 we issued MSSM an additional 133,333 shares of common stock and made a payment of $1.0 million in consideration of an expanded field of use under that license. Under this agreement, to date we have paid no upfront or annual license fees and we have no milestone or future payments other than royalties on net sales. However, on October 31, 2008, we amended and restated this license agreement to, among other items, provide us with the sole right to control the prosecution of patent rights under such agreement and to clarify the portion of royalties and milestone payments we received from Shire that were payable to MSSM. In connection therewith, we agreed to pay MSSM $2.6 million in connection with the $50 million upfront payment that we received in November 2007 from Shire, which was already accrued for at year-end 2007, and an additional $2.6 million for the sole right to and control over the prosecution of patent rights. In addition, we paid MSSM $3 million of the $30 million upfront payment received from GSK in the fourth quarter of 2010. This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2019, subject to any patent term extension that may be granted, or 2024 if we develop a product for combination therapy (pharmacological chaperone plus ERT) and a patent issues from the pending application covering the combination therapy, subject to any patent term extension that may be granted.

•	University of Maryland, Baltimore County — We have acquired exclusive U.S. patent rights to develop and commercialize Plicera for the treatment of Gaucher disease from the University of Maryland, Baltimore County. Under this agreement, to date we have paid aggregate upfront and annual license fees of $45 thousand. We are required to make a milestone payment upon the demonstration of safety and efficacy of Plicera for the treatment of Gaucher disease in a Phase 2 study, and another payment upon receiving FDA approval for Plicera for the treatment of Gaucher disease. We are also required to pay royalties on net sales. Upon satisfaction of both milestones, we could be required to make up to $0.2 million in aggregate payments. This agreement expires upon expiration of the last of the licensed patent rights in 2015.

•	Novo Nordisk A/S — We have acquired exclusive patent rights to develop and commercialize Plicera for all human indications. Under this agreement, to date we have paid an aggregate of $0.4 million in license fees. We are also required to make milestone payments based on clinical progress of Plicera, with a payment due after initiation of a Phase 3 clinical trial for Plicera for the treatment of Gaucher disease and a payment due upon each filing for regulatory approval of Plicera for the treatment of Gaucher disease in any of the U.S., Europe or Japan. An additional payment is due upon approval of Plicera for the treatment of Gaucher disease in the U.S. and a payment is also due upon each approval of Plicera for the treatment of Gaucher disease in either of Europe or Japan. Assuming successful development of Plicera for the treatment of Gaucher disease in the U.S., Europe and Japan, total milestone payments would be $7.8 million. We are also required to pay royalties on net sales. This license will terminate in 2016.
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
Trademarks
In addition to our patents and trade secrets, we have filed applications to register certain trademarks in the U.S. and/or abroad, including AMICUS, AMICUS THERAPEUTICS (and design), AMIGAL and PLICERA. At present, all of the U.S. trademark applications for these marks, which are based on an intention to use these marks, have been either registered or approved by the U.S. Patent and Trademark Office and Notices of Allowances and have been issued. We have also received foreign allowances or issued foreign registrations for certain of these marks. Our ability to obtain and maintain trademark registrations will in certain instances depend on making use of the mark in commerce on or in connection with our products. For the allowed marks for our candidate products, it may be necessary to re-apply for registration if it becomes apparent that we will not use the mark in commerce within the prescribed time period. As part of our License and Collaboration Agreement with GSK, we have licensed our worldwide rights in the Amigal trademark to GSK.
Manufacturing
We continue to rely on contract manufacturers to supply the active pharmaceutical ingredients and gelatin capsules for Amigal and our other product candidates. The active pharmaceutical ingredients for these products are manufactured under current good manufacturing practices (cGMP), at kilogram scale initiated with commercially available starting materials. The components in the final formulation for each product are commonly used in other encapsulated products and are well characterized ingredients. We have implemented appropriate controls for assuring the quality of both active pharmaceutical ingredients and capsules. Product specifications will be established in concurrence with regulatory bodies at the time of product registration.

Competition
Overview
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. In addition, several large pharmaceutical companies are increasingly focused on developing therapies for the treatment of rare diseases, both through organic growth and acquisitions and partnerships. While we believe that our technologies, knowledge, experience and scientific resources, along with our collaboration with GSK, provide us with competitive advantages, we face potential competition from many different sources, including commercial enterprises, academic institutions, government agencies and private and public research institutions. Any product candidates that we successfully develop and commercialize will compete with both existing and new therapies that may become available in the future.
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

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The following table lists our principal competitors and publicly available information on the status of their product offerings (U.S. dollars in millions):

Competitor	Indication	Product	Class of Product	Status	2010 Sales
					(in millions)
Genzyme Corporation	Fabry disease	Fabrazyme®	Enzyme Replacement Therapy	Marketed	$188
	Gaucher disease	Cerezyme®	Enzyme Replacement Therapy	Marketed	$720
	Pompe disease	Myozyme®	Enzyme Replacement Therapy	Marketed	$412
	Gaucher disease	Eliglustat tartrate	Substrate Reduction Therapy	Phase 3	N/A

Shire	Fabry disease	Replagal®	Enzyme Replacement Therapy	Marketed	$351
	Gaucher disease	VPRIV®	Enzyme Replacement Therapy	Marketed	$143
Actelion, Ltd.	Gaucher disease	Zavesca®	Substrate Reduction Therapy	Marketed	$66
Protalix Biotherapeutics	Gaucher disease	Taliglucerase alfa D	Enzyme Replacement Therapy	NDA filed December 2009	N/A
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
Pharmaceutical product development in the U.S. typically involves nonclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (IND), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
A 30-day waiting period after the submission of an IND is required prior to the commencement of clinical testing in humans. The IND becomes effective 30 days after its receipt by the FDA, and trials may begin at that point unless the FDA notifies the sponsor that the investigations are subject to a clinical hold.
Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with applicable government regulations, good clinical practices (GCP), as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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
Clinical trials to support a new drug application (NDA) for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.
After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the holder of an approved NDA is also subject to annual product and establishment user fees. These fees are typically increased annually.
The FDA has 60 days from its receipt of a NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for non-priority drug products are reviewed within ten months. The review process may be extended by FDA for three additional months to evaluate major amendments to information already provided in the initial submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.
After FDA evaluates the NDA and the manufacturing facilities, it issues an approval letter or a complete response letter. Complete response letters outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in an amendment submitted to the NDA, the FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in 2 or 6 months depending on the type of information included.
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
Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies and surveillance to monitor the effects of an approved product, or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to current good manufacturing practices, or cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies, and are subject to routine inspections by the FDA during which the agency inspects manufacturing facilities to access compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
Orphan Drugs
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. The first NDA applicant with FDA orphan drug designation for a particular active ingredient to receive FDA approval of the designated drug for the disease indication for which it has such designation, is entitled to a seven-year exclusive marketing period (Orphan Drug Exclusivity) in the U.S. for that product, for that indication. During the seven-year period, the FDA may not finally approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the license holder cannot supply sufficient quantities of the product. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

Pediatric Information
Under the Pediatric Research Equity Act of 2007 (PREA), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.
Fast Track Designation
Under the fast track program, the sponsor of an IND may request FDA to designate the drug candidate as a fast track drug if it is intended to treat a serious condition and fulfill an unmet medical need. FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. Once FDA designates a drug as a fast track candidate, it is required to facilitate the development and expedite the review of that drug by providing more frequent communication with and guidance to the sponsor.
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
505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the submission of a NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon certain preclinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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
Regulation Outside the U.S.
In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing clinical studies and commercial sales and distribution of our products. Most countries outside the U.S. require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In addition, whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of countries outside the U.S. before we can commence clinical studies or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.
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
Employees
As of December 31, 2010, we had 99 full-time employees, 75 of whom were primarily engaged in research and development activities and 24 of whom provide administrative services. A total of 26 employees have an M.D. or Ph.D. degree. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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
We have filed applications to register certain trademarks in the U.S. and abroad, including AMICUS™, AMICUS THERAPEUTICS™ and design, AMIGAL™ and PLICERA™. We plan to seek FDA approval of the trademarks Amigal and Plicera for migalastat hydrochloride and isofagomine tartrate, respectively. Fabrazyme®, Cerezyme®, Myozyme®, Replagal®, VPRIV® and Zavesca® are the property of their respective owners.

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
Since inception, we have incurred significant operating losses. Our cumulative net loss attributable to common stockholders since inception was $245.9 million and we had an accumulated deficit of $225.7 million as of December 31, 2010. To date, we have financed our operations primarily through private placements of our redeemable convertible preferred stock, proceeds from our initial public offering and March 2010 registered direct offering, and from our collaboration agreement with GSK and prior collaboration agreement with Shire. We have devoted substantially all of our efforts to research and development, including our preclinical development activities and clinical trials. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several years and we are unable to predict the extent of any future losses as we:
•	continue our ongoing Phase 3 clinical trials of Amigal (migalastat hydrochloride) for the treatment of Fabry disease to support approval in the United States (Study 011) and in the European Union (Study 012);

•	continue our ongoing Phase 2 clinical trial of Amigal co-administered with ERT for Fabry disease and potentially initiate a Phase 2 clinical trial of AT2220 co-administered with ERT for Pompe disease;

•	continue our preclinical studies on the use of pharmacological chaperones for the treatment of diseases of neurodegeneration, including Parkinson’s Disease and Alzheimer’s Disease;

•	continue our preclinical studies on the use of pharmacological chaperones co-administered with ERT;

•	continue the research and development of additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials; and

•	establish a sales and marketing infrastructure to commercialize products for which we may obtain regulatory approval.
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
We expect to continue to incur substantial research and development expenses in connection with our ongoing activities, particularly as we continue our Phase 3 development of Amigal. Further, subject to obtaining regulatory approval of any of our product candidates besides Amigal, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers and product distribution. While research and development costs associated with our Amigal program will be shared with GSK so long as our collaboration continues, we remain responsible for all costs related to our other programs.

We believe that our existing cash and cash equivalents and marketable securities, along with reimbursements of development costs and achievement of milestones under our collaboration with GSK, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the anticipated commercial launch of Amigal in the United States. However, should GSK terminate our collaboration agreement, we may need to seek additional funding in order to complete any clinical trials related to Amigal, seek regulatory approvals of Amigal, and launch Amigal and continue our other clinical and preclinical programs. Capital may not be available when needed on terms that are acceptable to us, or at all, especially in light of the current challenging economic environment. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.
Our future capital requirements will depend on many factors, including:
•	the progress and results of our clinical trials of Amigal;

•	the continuation of, and our achievement of milestone payments under, our collaboration agreement with GSK;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates including those testing the use of pharmacological chaperones co-administered with ERT and for the treatment of diseases of neurodegeneration;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products and technologies; and

•	our ability to establish additional collaborations and obtain milestone, royalty or other payments from any such collaborators.
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
We are a development stage company. We commenced operations in February 2002. Our operations to date have been limited to organizing and staffing our company, acquiring and developing our technology and undertaking preclinical studies and clinical trials of our most advanced product candidates. We have not yet generated any commercial sales for any of our product candidates. We have not yet demonstrated our ability to successfully complete large-scale, clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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
We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, including Amigal. Our ability to generate product revenue, which may never occur, will depend heavily on the successful development and commercialization of these product candidates. The successful commercialization of our product candidates will depend on several factors, including the following:
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
Each of the diseases that our most advanced product candidates are being developed to address is rare. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates.
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
We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA. We have not obtained regulatory approval nor commercialized any of our product candidates. We are currently conducting Phase 3 clinical trials for Amigal and a Phase 2 clinical trial for the co-administration of Amigal with ERT but have not yet completed a Phase 3 clinical trial for any of our product candidates. We have on-going preclinical studies on the use of pharmacological chaperones co-administered with ERT in Gaucher and Pompe and on the use of pharmacological chaperones to treat diseases of neurodegeneration. Our limited experience might prevent us from successfully designing or implementing a clinical trial. We have limited experience in conducting and managing the application process necessary to obtain regulatory approvals and we might not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead product candidates, or might be significantly delayed in doing so, which will materially harm our business.
We may find it difficult to enroll patients in our clinical trials.
Each of the diseases that our lead product candidates are intended to treat is relatively rare and we expect only a subset of the patients with these diseases to be eligible for our clinical trials. For example, the entry criteria for our ongoing Phase 3 study in Amigal for Fabry disease to support approval in the United States requires that patients must have a genetic mutation that we believe is responsive to Amigal, and may not have received enzyme replacement therapy in the past or must have stopped treatment for at least six months prior to enrolling in the study. We may not be able to initiate or continue clinical trials for each or all of our product candidates if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. The requirements of our clinical testing mandate that a patient cannot be involved in another clinical trial for the same indication. We are aware that our competitors have ongoing clinical trials for products that are competitive with our product candidates and patients who would otherwise be eligible for our clinical trials may be involved in such testing, rendering them unavailable for testing of our product candidates. Further, if we are required to include patients in our clinical trials who have never received enzyme replacement therapy, we may experience yet further difficulty and delay enrolling patients in our trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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
Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete. A failure of one or more of our preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to obtain regulatory approval or commercialize our product candidates, including:
•	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising;

•	we may decide to amend existing protocols for on-going clinical trials;

•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	conditions imposed on us by the FDA or any non-U.S. regulatory authority regarding the scope or design of our clinical trials may require us to resubmit our clinical trial protocols to institutional review boards for re-inspection due to changes in the regulatory environment;

•	the number of patients required for our clinical trials may be larger than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;

•	our third party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;

•	we might have to suspend or terminate one or more of our clinical trials if we, the regulators or the institutional review boards determine that the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials, such as existing treatments like ERT, may be insufficient or inadequate or we may not be able to reach agreements on acceptable terms with prospective clinical research organizations;

•	a continued shortage in the supply of ERT, which we require to conduct Study 012 and may be required for future studies; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•	be delayed in obtaining, or may not be able to obtain, marketing approval for one or more of our product candidates and milestone payments from our collaborators;

•	obtain approval for indications that are not as broad as intended or entirely different than those indications for which we sought approval; or

•	have the product removed from the market after obtaining marketing approval.

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any preclinical tests or clinical trials will be initiated as planned, will need to be restructured or will be completed on schedule, if at all. Significant preclinical or clinical trial delays also could shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Such delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates. In addition, GSK has significant influence on the conduct of our Amigal program, and could compel us to perform unanticipated clinical trials of Amigal or delay the approval process for a variety of reasons.
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
Any products that we bring to the market, including Amigal, may not gain market acceptance by physicians, patients, third party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

•	the efficacy and potential advantages over alternative treatments;

•	the pricing of our product candidates;

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support, which in the case of Amigal will be the responsibility of our collaborator, GSK, and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments; and

•	sufficient third party insurance coverage or reimbursement.
Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third party payors on the benefits of our product candidates may require significant resources and may never be successful. In the case of Amigal, we will be relying in large part on the efforts of our collaborator, GSK for such efforts. Such efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors.
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

Obtaining reimbursement approval for a product from each government or other third party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-U.S. regulatory authorities. In addition, there is a risk that full reimbursement may not be available for high priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. In the case of Amigal, we will be reliant on GSK to seek reimbursement approvals from governments and third-party payors.
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
At present, we have no sales or marketing personnel. In order to commercialize any of our product candidates, we must either acquire or internally develop sales, marketing and distribution capabilities, or enter into collaborations with partners to perform these services for us, as we have done with GSK for the commercialization of Amigal. We may not be able to establish sales and distribution partnerships for other product candidates on acceptable terms or at all, and if we do enter into a distribution arrangement, our success will be dependent upon the performance of our partner.
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
The development and commercialization of new drugs is highly competitive and competition is expected to increase. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of lysosomal storage diseases, including Fabry disease. These products include Genzyme Corporation’s Fabrazyme® and Shire plc’s Replagal®. In addition, Genzyme Corporation and Actelion, Ltd. market and sell Cerezyme® and Zavesca®, respectively, for the treatment of Gaucher disease, and Genzyme Corporation markets and sells Myozyme® for the treatment of Pompe disease. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties, including eliglustat tartrate, an oral treatment developed by Genzyme and in Phase 3 development for the treatment of Gaucher disease, and taliglucerase alfa and velaglucerase, new enzyme replacement therapies for the treatment of Gaucher disease which are being developed by Protalix BioTherapeutics and Shire plc, respectively.
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
We do not own or operate manufacturing facilities for clinical or commercial production of our product candidates. We have limited personnel with experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently outsource all manufacturing and packaging of our preclinical and clinical product candidates and products to third parties. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields and quality control, including stability of the product candidate. The occurrence of any of these problems could significantly delay our clinical trials or the commercial availability of our products.
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
Our contract manufacturers are required to adhere to FDA regulations setting forth cGMP. These regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize. Our manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the U.S. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could significantly and adversely affect regulatory approval and supplies of our product candidates.
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
We do not independently conduct clinical trials for our product candidates or certain preclinical development activities of our product candidates, such as long-term safety studies in animals. We rely on, or work in conjunction with, third parties, such as contract research organizations, medical institutions and clinical investigators, to perform these functions. For example, we rely heavily on a contract research organization to help us conduct our ongoing Phase 3 clinical trials in Amigal for the treatment of Fabry disease. Our reliance on these third parties for preclinical and clinical development activities reduces our control over these activities. We are responsible for ensuring that each of our preclinical development activities and our clinical trials is conducted in accordance with the applicable general investigational plan and protocols, however, we have no direct control over these researchers or contractors (except by contract), as they are not our employees. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices for conducting, recording and reporting the results of our preclinical development activities and our clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Moreover, these third parties may be bought by other entities or they may go out of business, thereby preventing them from meeting their contractual obligations.
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
For each of our product candidates, we are collaborating with physicians, patient advocacy groups, foundations and government agencies in order to assist with the development of our products. We plan to pursue similar activities in future programs and plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, such as our collaboration for Amigal with GSK. We also may seek to establish collaborations for the sales, marketing and distribution of our products. If we elect to seek collaborators in the future but are unable to reach agreements with suitable collaborators, we may fail to meet our business objectives for the affected product or program. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts, if any, to establish and implement collaborations or other alternative arrangements. The terms of any collaboration or other arrangements that we establish, if any, may not be favorable to us.

Any collaboration that we enter into may not be successful. The success of our collaboration arrangements, if any, will depend heavily on the efforts and activities of our collaborators. It is likely that any collaborators of ours will have significant discretion in determining the efforts and resources that they will apply to these collaborations. The risks that we may be subject to in possible future collaborations include the following:
•	our collaboration agreements are likely to be for fixed terms and subject to termination by our collaborators;

•	our collaborators are likely to have the first right to maintain or defend our intellectual property rights and, although we would likely have the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators’ acts or omissions; and

•	our collaborators may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.
Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Such terminations or expirations may adversely affect us financially and could harm our business reputation in the event we elect to pursue collaborations that ultimately expire or are terminated.
Our collaboration with GSK is important to our business. If this collaboration is unsuccessful or if GSK terminates this collaboration, our business could be adversely affected.
We expect that a substantial amount of the funding for our operations will come from our collaboration with GSK. We and GSK are jointly developing Amigal and sharing costs associated with the development program in accordance with an agreed upon development plan. Under the plan, we are responsible for 50% of joint development costs of Amigal in 2011 and 25% of such costs in 2012 and beyond, subject to annual and aggregate caps. We are also eligible to receive approximately $170 million if certain clinical, regulatory and sales milestones are met, as well as tiered double-digit royalties on sales of Amigal. Our business plan and financial guidance currently include assumptions regarding GSK’s cost-sharing obligations and our achievement of milestones. However, GSK may elect to terminate this collaboration at its discretion. If this collaboration is unsuccessful, or if it is terminated in whole or in part, our business could be adversely affected. As a result, we could require additional financing earlier than we currently expect, or need to take additional steps to manage the financial risk associated with such termination, including actions that may affect our other programs.
In addition, while we are collaborating with GSK on the development of Amigal, GSK has decision making authority with respect to clinical development, regulatory and commercialization matters. The collaboration provides GSK with exclusive worldwide commercialization rights to Amigal, and we, therefore, are solely reliant on GSK for the commercialization of Amigal.
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
The patents and patent applications that we have licensed from Mt. Sinai School of Medicine relating to use of Amigal to treat Fabry disease expire in 2018 in the U.S., 2019 in Europe and Japan and the foreign counterpart patent application in Canada, if issued, will expire in 2019. These patents and application covering Amigal to treat Fabry disease have been sublicensed by Amicus to GSK, which now controls the prosecution and enforcement of said patents and patent applications to the extent they relate to Amigal. Patents that we have licensed claiming isofagomine (the active chemical moiety in Plicera) expire between 2015 and 2016 in the U.S. and in 2015 in the UK, France, Sweden, Germany, Switzerland and Japan. In the U.S., we have several issued patents that were licensed from the Mt. Sinai School of Medicine covering Plicera’s methods of use which expire in 2018. We own a U.S. patent and its corresponding foreign applications covering isofagomine tartrate (the specific salt form of the active pharmaceutical ingredient in Plicera) and its use to treat Gaucher disease, which expires in 2027. Other than the patent application covering the use of isofagomine tartrate to treat Gaucher disease, we currently have no pending or issued patents covering methods of using Plicera outside of the U.S. Patents and patent applications that we own or have licensed relating to the use of AT2220 expire in 2018 in the U.S. Further, we currently do not have composition of matter or method of use protection for AT2220 in the U.S. or outside of the country. Where we lack patent protection outside of the U.S., we intend to seek orphan medicinal product designation and to rely on statutory data exclusivity provisions in jurisdictions outside the U.S. where such protections are available, including Europe. If we are unable to obtain such protection outside the U.S., our competitors may be free to use and sell Plicera and/or AT2220 outside of the U.S. and there will be no liability for infringement or any other barrier to competition. The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:
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
In order to avoid or settle potential claims with respect to any of the patent rights described above or any other patent rights of third parties, we may choose or be required to seek a license from a third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.

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
Our product candidates, including Amigal, and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have not obtained regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and prosecuting the applications necessary to obtain regulatory approvals and expect to rely on third party contract research organizations to assist us in this process. In the case of Amigal, GSK will have primary responsibility for the preparation, filing and prosecution of applications for approval with regulatory agencies.
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

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and non-U.S. regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post approval commitments that render the approved product not commercially viable. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn, including for failure to comply with regulatory requirements or if clinical or manufacturing problems follow initial marketing. Under the terms of our collaboration with GSK, GSK will have considerable influence and decision making authority over matters relating to the submission of an NDA for Amigal in the U.S. and applications for approval of Amigal outside the U.S. GSK will also have primary responsibility for interactions with the FDA and other regulatory agencies outside the U.S. We, therefore, are heavily reliant on GSK for the prosecution of such applications.
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
Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. We obtained orphan drug designations from the FDA for Amigal for the treatment of Fabry disease on February 25, 2004, for the active ingredient in Plicera for the treatment of Gaucher disease on January 10, 2006 and for AT2220 for the treatment of Pompe disease on June 18, 2007. We also obtained orphan medicinal product designation in the EU for Amigal on May 22, 2006 and for Plicera on October 23, 2007. We anticipate filing for orphan drug designation in the EU for AT2220 for the treatment of Pompe disease. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for that time period. The applicable period is 7 years in the U.S. and 10 years in Europe. For a drug composed of small molecules, the FDA defines “same drug” as a drug that contains the same active molecule and is intended for the same use. Obtaining orphan drug exclusivity for Amigal and Plicera may be important to each of the product candidate’s success. Even if we obtain orphan drug exclusivity for our products, we may not be able to maintain it. For example, if a competitive product that is the same drug as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been orphan drug exclusivity.

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
We intend to have our products marketed outside the U.S. In order to market our products in the EU and many other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedures vary among countries and can involve additional testing and clinical trials. The time required to obtain approval may differ from that required to obtain FDA approval. The regulatory approval process outside the U.S. may include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement by government-backed healthcare regulators or insurance providers before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. Under the terms of our collaboration with GSK, GSK will have considerable influence and decision making authority over matters relating to the submission of applications for approval of Amigal outside the U.S. GSK will also have primary responsibility for interactions with regulatory agencies outside the U.S. We, therefore, are heavily reliant on GSK for the prosecution of such applications.

Risks Related to Employee Matters
Our future success depends on our ability to retain our Chief Executive Officer and other key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on John F. Crowley, our Chairman and Chief Executive Officer, Matthew R. Patterson, our President and Chief Operating Officer, David J. Lockhart, Ph.D., our Chief Scientific Officer and Pol F. Boudes, M.D., our Chief Medical Officer. These executives each have significant pharmaceutical industry experience, including Mr. Crowley, with whom we have entered into an employment agreement that runs for successive one year terms until either we or Mr. Crowley elect to terminate the agreement. We may terminate Mr. Crowley’s employment without cause at any time, or we may decide not to extend Mr. Crowley’s agreement at the end of any term, or he may terminate his employment for good reason at any time, in each case subject to certain severance payments and benefits. Mr. Crowley is a commissioned officer in the U.S. Navy (Reserve), and he may be called to active duty service at any time. The loss of Mr. Crowley for protracted military duty could materially adversely affect our business. We are also parties to employment agreements with each of Mr. Patterson, Dr. Lockhart and Dr. Boudes. These employment agreements each provide for an initial term of two years, and will continue thereafter for successive two-year periods until we provide the executive with written notice of the end of the agreement in accordance with its terms. We may terminate any of these executives without cause at any time, or one of these executives may quit for good reason within six months of the occurrence of certain corporate changes, in each case subject to certain severance payments and benefits. The loss of the services of any of these executives might impede the achievement of our research, development and commercialization objectives and materially adversely affect our business. We do not maintain “key person” insurance on Mr. Crowley or on any of our other executive officers.
Recruiting and retaining qualified scientific, clinical and sales and marketing personnel will also be critical to our success. In addition, maintaining a qualified finance and legal department is key to our ability to meet our regulatory obligations as a public company and important in any potential capital raising activities. Our industry has experienced a high rate of turnover in recent years. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, particularly in New Jersey and surrounding areas. Although we believe we offer competitive salaries and benefits, we may have to increase spending in order to retain personnel. If we fail to retain our remaining qualified personnel or replace them when they leave, we may be unable to continue our development and commercialization activities.
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
Our executive officers, directors and principal stockholders beneficially own shares representing approximately 74% of our common stock as of December 31, 2010. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
We currently lease approximately 59,000 square feet of office and laboratory space in Cranbury, New Jersey and 7,700 square feet of office and laboratory space in San Diego, California under various lease agreements that terminate no later than February 2012. We believe that our current office and laboratory facilities are adequate and suitable for our current and anticipated needs.

Item 3.	LEGAL PROCEEDINGS.
We are not currently a party to any material legal proceedings.

Item 4.	RESERVED.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market For Our Common Stock
Our common stock has been traded on the NASDAQ Global Market under the symbol “FOLD” since May 31, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low closing sales prices of our common stock as quoted on the NASDAQ Global Market for the periods indicated.

	High	Low
2010
First Quarter	$4.47	$3.04
Second Quarter	3.38	1.98
Third Quarter	4.05	1.88
Fourth Quarter	4.84	3.55

	High	Low
2009
First Quarter	$12.30	$6.26
Second Quarter	13.50	6.44
Third Quarter	12.49	8.66
Fourth Quarter	9.05	3.21
The closing price for our common stock as reported by the NASDAQ Global Market on February 18, 2011 was $6.53 per share. As of February 18, 2011, there were 44 holders of record of our common stock.
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
After deducting expenses of approximately $6.9 million, we received net offering proceeds of approximately $68.1 million from our initial public offering. As of December 31, 2010, approximately $18.4 million of the net proceeds from our initial public offering were maintained in money market funds and in investment-grade, interest bearing instruments, pending their use. We have used the remaining proceeds of approximately $49.7 million for clinical development of our projects, research and development activities relating to additional preclinical projects and to fund working capital and other general corporate purposes.

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
We paid Leerink Swann a placement agency fee equal to 5.7% of the aggregate offering proceeds, approximately $1.05 million. The net proceeds of the offering were $17.1 million after deducting the placement agency fee and all other estimated offering expenses. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
As of December 31, 2010, we had invested the $17.1 million in net proceeds from our registered direct offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through December 31, 2010, we have not used the net proceeds from this offering. We intend to use the proceeds from this offering to further advance the development of our lead product candidate, Amigal, and the completion of certain activities required for the submission of a license application globally, as well as for general corporate matters.
The foregoing represents our best estimate of our use of proceeds for the period indicated.

Performance Graph
The following performance graph shows the total shareholder return of an investment of $100 cash on May 31, 2007, the date our common stock first started trading on the NASDAQ Global Market, for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index as of December 31, 2010. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

*	$100 invested on May 31, 2007 in Amicus Therapeutics, Inc. stock or in index-including reinvestment of dividends.

	5/31/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Amicus Therapeutics, Inc.	100	74	55	28	33
NASDAQ Composite	100	102	61	87	102
NASDAQ Biotechnology	100	100	87	101	116
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table sets forth purchases of our common stock for the three months ended December 31, 2010:

			(c) Total number of
			shares purchased as	(d) Maximum number of shares
	(a) Total number	(b) Average	part of publicly	that may yet be
	of shares	Price Paid	announced plans or	purchased under the plans or
Period	purchased	per Share	programs	programs

October 1, 2010 – October 31, 2010	223	$3.92	—	—

Total	223		—

Pursuant to a restricted stock award dated October 2, 2006 between Amicus Therapeutics, Inc. and James E. Dentzer, our former Chief Financial Officer, Mr. Dentzer was granted 40,000 shares, 25% of which vested on October 2, 2007 and the remaining shares vested in a series of thirty-six successive equal monthly installments ending on October 1, 2010. In order to comply with the minimum statutory federal tax withholding rate of 25% plus 1.45% for Medicare, Mr. Dentzer surrendered a portion of his vested shares on each vesting date, representing 26.45% of the total value of the shares then vested.

Item 6.	SELECTED FINANCIAL DATA.
(in thousands except share and per share data)

						Period from
						February 4, 2002
						(inception)
						to
	Year Ended December 31,					December 31,
	2006	2007	2008	2009	2010	2010

Statement of Operations Data:
Revenue:
Research revenue	$—	$1,375	$12,189	$17,545	$—	$31,108
Collaboration revenue	—	409	2,778	46,813	922	50,922

Total revenue	—	1,784	14,967	64,358	922	82,030

Operating expenses:
Research and development	33,630	31,074	37,764	48,081	39,042	214,764
General and administrative	12,277	15,278	19,666	19,973	15,660	93,369
Restructuring charges	—	—	—	1,522	—	1,522
Impairment of leasehold improvements	—	—	—	—	—	1,030
Depreciation and amortization	952	1,237	1,493	2,132	2,058	8,478
In-process research and development	—	—	—	—	—	418

Total operating expenses	46,859	47,589	58,923	71,708	56,760	319,581

Loss from operations	(46,859)	(45,805)	(43,956)	(7,350)	(55,838)	(237,551)

Other income (expenses):
Interest income	1,990	5,135	4,819	997	156	13,913
Interest expense	(273)	(348)	(218)	(278)	(260)	(2,185)
Change in fair value of warrant liability	(23)	(149)	—	—	(1,410)	(1,864)

Other (expense)/income, net	(1,180)	—	—	64	1,277	(161)

Loss before tax benefit	(46,345)	(41,167)	(39,355)	(6,567)	(56,075)	(227,526)
Income tax benefit	—	—	—	—	1,139	1,834

Net loss	(46,345)	(41,167)	(39,355)	(6,567)	(54,936)	(225,692)
Deemed dividend	(19,424)	—	—	—	—	(19,424)
Preferred stock accretion	(159)	(351)	—	—	—	(802)

Net loss attributable to common stockholders	$(65,928)	$(41,518)	$(39,355)	$(6,567)	$(54,936)	(245,918)

Net loss attributable to common stockholders per common share — basic and diluted	$(89.58)	$(3.14)	$(1.75)	$(0.29)	$(1.98)

Weighted-average common shares outstanding — basic and diluted	735,967	13,235,755	22,493,803	22,624,134	27,734,797

	As of December 31,
	2006	2007	2008	2009	2010

Balance Sheet Data:
Cash and cash equivalents and marketable securities	$54,699	$161,527	$121,124	$78,224	$107,445
Working capital	44,814	147,247	110,209	69,293	93,458
Total assets	59,645	167,097	128,773	85,370	112,552
Total liabilities	13,071	63,800	57,730	13,537	47,618
Redeemable convertible preferred stock	124,089	—	—	—	—
Deficit accumulated during the development stage	(83,667)	(124,834)	(164,189)	(170,756)	(225,692)
Total stockholders’ (deficiency) equity	$(77,515)	$103,297	$71,043	$71,833	$64,934

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Amicus Therapeutics, Inc. (Amicus) is a biopharmaceutical company focused on the discovery, development and commercialization of orally-administered, small molecule drugs known as pharmacological chaperones for the treatment of rare diseases. Pharmacological chaperones are a novel, first-in-class approach to treating a broad range of diseases including lysosomal storage disorders and diseases of neurodegeneration. We believe that our pharmacological chaperone technology, our advanced product pipeline, especially our lead product candidate, Amigal, and our strategic collaboration with GlaxoSmithKline uniquely position us as a leader in the development of treatments for rare diseases.
Our current areas of focus include the following:
•	the Phase 3 development of our lead product candidate, Amigal for Fabry disease;

•	the preclinical and clinical development of pharmacological chaperones co-administered with enzyme replacement therapy; and

•	the preclinical evaluation of the use of pharmacological chaperones for diseases of neurodegeneration.
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
Our lead product candidate, Amigal (migalastat hydrochloride) for Fabry disease, is in Phase 3 development. We are developing and commercializing Amigal with an affiliate of GlaxoSmithKline PLC (GSK) pursuant to a License and Collaboration Agreement entered into in October 2010. Our partnership with GSK allows us to utilize GSK’s significant expertise in clinical, regulatory, commercial and manufacturing matters in the development in Amigal. In addition, the cost-sharing arrangements and potential milestone and royalty payments under the License and Collaboration Agreement provide us with financial strength and allow us to continue the development of Amigal while also advancing our other programs. We also believe this collaboration is important in validating our status as a leader in the development of treatments for rare diseases given the increasing focus placed on the rare disease field.
Our Phase 3 clinical development program for the use of Amigal as monotherapy in Fabry disease includes two clinical trials: Study 011 and Study 012. We have enrolled a majority of the planned 60 patients for Study 011, and intend to commence an additional Phase 3 study (Study 012) in the first half of 2011. We plan to use the data from Study 011 to support the filing of a New Drug Application, or NDA, for marketing approval in the United States and the data from Study 012 to support the filing of an application for marketing authorization in Europe.
While our initial clinical efforts have focused on the use of pharmacological chaperones to treat lysosomal storage diseases, we believe that our technology may be applicable to the treatment of certain diseases of neurodegeneration. Our lead preclinical program in this area is focused on Parkinson’s disease, where we expect to complete late-stage preclinical proof of concept studies, including IND-enabling activities, for our pharmacological chaperone molecule AT3375 during 2011. Our second preclinical program in this area is focused on Alzheimer’s disease. Our preclinical work in both Parkinson’s and Alzheimer’s disease is presently focused on genetically-defined subpopulations of Parkinson’s and Alzheimer’s patients and leverages our expertise and knowledge in the rare disease field.
We have generated significant losses to date and expect to continue to generate losses as we continue the clinical development of our drug candidates, including Amigal, and conduct preclinical studies on other programs. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through December 31, 2010, we have accumulated a deficit of $225.7 million. As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial over at least the next couple of years.
In June 2007, we completed our initial public offering (IPO) of 5,000,000 shares of common stock at a public offering price of $15.00 per share. Net cash proceeds from the initial public offering were approximately $68.1 million. In March 2010, we sold 4.95 million shares of our common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors. The shares of common stock and warrants were sold in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The net proceeds of the offering were $17.1 million.

Collaboration with GSK
On October 28, 2010, the Company entered into the License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GSK, to develop and commercialize Amigal. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize Amigal. In consideration of the license grant, the Company received an upfront, license payment of $30 million from GSK and is eligible to receive further payments of approximately $170 million upon the successful achievement of development and commercialization milestones, as well as tiered double-digit royalties on global sales of Amigal. GSK and the Company will jointly fund development costs in accordance with an agreed upon development plan. This plan provides that the Company will fund 50% of the development costs for 2011 and 25% of the development costs in 2012 and beyond. The Company’s development costs are subject to annual and aggregate caps. Additionally, GSK purchased approximately 6.9 million shares of the Company’s common stock at a price of $4.56 per share. The total value of this equity investment to the Company is approximately $31 million and represents a 19.9% ownership position in the Company. Under the terms of the collaboration agreement, while we will collaborate with GSK, GSK will have decision-making authority over clinical, regulatory and commercial matters related to Amigal. Additionally, GSK will have primary responsibility for interactions with regulatory agencies and prosecuting applications for marketing and reimbursement approvals worldwide.
Financial Operations Overview
Revenue
In November 2010, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus. The total upfront consideration received of $33.2 million will be recognized as Collaboration Revenue on a straight-line basis over the development period of the collaboration agreement which is approximately 5.2 years. At December 31, 2010, we recognized approximately $0.9 million of the total upfront consideration as Collaboration Revenue.
Research and Development Expenses
We expect to continue to incur substantial research and development expenses as we continue to develop our product candidates and explore new uses for our pharmacological chaperone technology. However, we will share future research and development costs related to Amigal with GSK in accordance with the License and Collaboration Agreement.
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
We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through December 31, 2010, we have incurred research and development expense in the aggregate of $214.8 million.

The following table summarizes our principal product development projects through December 31, 2010, including the related stages of development for each project, and the out-of-pocket, third party expenses incurred with respect to each project (in thousands).

				Period from
				February 4,
				2002
				(Inception) to
	Years Ended December 31,			December 31,
	2008	2009	2010	2010
Projects
Third party direct project expenses
Amigal (Fabry Disease — Phase 3)	$4,410	$8,634	$11,956	$46,030
Plicera (Gaucher Disease — Phase 2*)	2,796	6,961	362	26,227
AT2220 (Pompe Disease — Phase 1)	2,836	1,874	236	13,134
Neurodegenerative Diseases	1,801	3,194	784	6,399

Total third party direct project expenses	11,843	20,663	13,338	91,790

Other project costs (1)
Personnel costs	14,535	18,801	16,671	74,437
Other costs (2)	11,386	8,617	9,033	48,537

Total other project costs	25,921	27,418	25,704	122,974

Total research and development costs	$37,764	$48,081	$39,042	$214,764

(1)	Other project costs are leveraged across multiple projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple projects.

*	We do not plan to advance Plicera into Phase 3 development at this time.
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
Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. In addition, GSK has considerable influence over and decision-making authority related to our Amigal program. A change in the outcome of any of the foregoing variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development, regulatory approval and commercialization of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those which we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Drug development may take several years and millions of dollars in development costs.
General and Administrative Expense
General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services. From our inception in February 2002 through December 31, 2010, we spent $93.4 million on general and administrative expense.

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
Revenue Recognition
We recognize revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured.
In multiple element arrangements, revenue is allocated to each separate unit of accounting and each deliverable in an arrangement is evaluated to determine whether it represents separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there is no general right of return for the delivered elements. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit of accounting. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price. In instances where there is determined to be a single unit of accounting, the total consideration is applied as revenue for the single unit of accounting and is recognized over the period of inception through the date where the last deliverable within the single unit of accounting is expected to be delivered.
Our current revenue recognition policies, which were applied in fiscal 2010, provide that, when a collaboration arrangement contains multiple deliverables, such as license and research and development services, we allocate revenue to each separate unit of accounting based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) its vendor specific objective evidence (VSOE) if available, (ii) third party evidence (TPE) if VSOE is not available, or (iii) estimated selling price (BESP) if neither VSOE nor TPE is available. We would establish the VSOE of selling price using the price charged for a deliverable when sold separately. The TPE of selling price would be established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price would be established considering internal factors such as an internal pricing analysis or an income approach using a discounted cash flow model.
The revenue associated with reimbursements for research and development costs under collaboration agreements is included in Research Revenue and the costs associated with these reimbursable amounts are included in research and development expenses. We record these reimbursements as revenue and not as a reduction of research and development expenses as we have not commenced our planned principal operations (i.e., selling commercial products) and we are a development stage enterprise, therefore development activities are part of our ongoing central operations.
Our collaboration agreement with GSK provides for, and any future collaboration agreements we may enter into also may provide for contingent milestone payments. In order to determine the revenue recognition for these contingent milestones, we evaluate the contingent milestones using the criteria as provided by the FASB guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that (i) we determine if the milestone is commensurate with either our performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved.

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
We recognized stock-based compensation expense of $6.4 million, $7.8 million, and $6.2 million for the years ended 2008, 2009 and 2010, respectively. The following table summarizes information related to stock compensation expense recognized in the income statement (in millions):

	Years Ended December 31,
	2008	2009	2010
Stock compensation expense recognized in:
Research and development expense	$2.5	$3.2	$2.6
General and administrative expense	3.9	4.6	3.6

Total stock compensation expense	$6.4	$7.8	$6.2

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

	Years Ended December 31,
	2008	2009	2010

Expected stock price volatility	78.2%	80.6%	80.5%
Risk free interest rate	3.0%	2.4%	2.4%
Expected life of options (years)	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00
The weighted-average grant-date fair value per share of options granted during 2008, 2009 and 2010 were $7.36, $4.83 and $2.09, respectively.
Warrants
We allocated $3.3 million of proceeds from our March 2010 registered direct offering to warrants issued in connection with the offering that was classified as a liability and is subject to fair value mark-to-market adjustment each period. The valuation of the warrants is determined using the Black-Scholes model using inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The fair value of the warrants at December 31, 2010 was determined by using the Black-Scholes model assuming a risk free interest rate of 1.15%, volatility of 78.7% and an expected life of 3.17 years which is equal to the contractual life of the warrants. As a result, for the year ended December 31, 2010, we recorded a change in warrant liability expense of $1.4 million. The resulting fair value of the warrant liability at December 31, 2010 was $4.7 million.

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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share (in thousands except share amounts):

	Years Ended December 31,
	2008	2009	2010

Historical
Numerator:
Net loss attributable to common stockholders	$(39,355)	$(6,567)	$(54,936)

Denominator:
Weighted average common shares outstanding — basic and diluted	22,493,803	22,624,134	27,734,797

Dilutive common stock equivalents would include the dilutive effect of common stock options for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 3.1 million, 4.8 million and 7.0 million for the years ended December 31, 2008, 2009 and 2010, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Results of Operations
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Research and Development Expense. Research and development expense was $39.0 million in 2010 representing a decrease of $9.1 million or 19% from $48.1 million in 2009. The variance was primarily attributable to lower personnel costs of $2.1 million associated with the 2009 work force reduction, a $0.7 million decrease in contract manufacturing costs due to the timing of batch production and a $6.0 million decrease in contract research related to clinical trials.
General and Administrative Expense. General and administrative expense was $15.7 million in 2010, a decrease of $4.3 million or 22% from $20.0 million in 2009. The variance was primarily attributable to lower personnel costs of $2.2 million associated with the 2009 work force reduction and a decrease in legal and professional fees of $1.6 million.
Restructuring Charges. Restructuring charges were $1.5 million in 2009 due to the corporate restructuring implemented in the fourth quarter of 2009. The restructuring charges included $0.9 million for employment termination costs payable in cash and a facilities consolidation restructuring charge of $0.6 million, consisting of lease payments of $0.5 million related to the net present value of the net future minimum lease payments at the cease-use date and the write-down of the net book value of fixed assets in the vacated building of $0.1 million. There were no restructuring costs in 2010.
Depreciation and Amortization. Depreciation and amortization expense was $2.1 million in both 2009 and 2010. There was no increase in depreciation and amortization expense due to less property, plant and equipment purchased in 2010 as compared to prior years.
Interest Income and Interest Expense. Interest income was $0.2 million in 2010, compared to $1.0 million in 2009. The decrease of $0.8 million or 80% was due to lower average cash and cash equivalents balances throughout the year. Interest expense was $0.3 million in both 2010 and 2009.
Change in Fair Value of Warrant Liability. In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and will remeasure them at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the year ended December 31, 2010, we reported a loss of $1.4 million related to the increase in fair value of these warrants from issuance dates. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Other Income/Expense. Other Income increased due to funds received from the U.S. Treasury Department in 2010 of $1.4 million for the Qualified Therapeutic Discovery Projects tax credit and grant program. Other expense increased during the year due to certain items from property and equipment being disposed of during the year resulting in a charge of $0.1 million.
Tax Benefit. During 2010, we sold a portion of our New Jersey state net operating loss carry forwards, which resulted in the recognition of $1.1 million in income tax benefits. Assuming the State of New Jersey continues to fund this program, which is uncertain, the future amount of net operating loss and research and development credit carry forwards which we may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.
Net Operating Loss Carry forwards. As of December 31, 2010, the Company had federal and state net operating loss carry forwards, or NOLs, of approximately $71 million and $133 million, respectively. The federal carry forward will begin to expire in 2026 and will end in 2031. The state carry forwards acquired prior to 2009, will begin to expire in 2013 and will end in 2017. Section 382 of the Internal Revenue Code of 1986, as amended, contains provisions which limit the amount of NOLs that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. We completed a detailed study of our NOLs and determined that as a result of our Registered Direct Offering in March 2010, there was an ownership change in excess of 50% and the federal NOLs subject to the 382 limitations were written down to their net realizable value. Additionally, we determined that the annual limitation on the utilization of the pre-ownership change loss will be approximately $3.0 million. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carry forwards.
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

Liquidity and Capital Resources
Source of Liquidity
As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007, $18.5 million of gross proceeds from our Registered Direct Offering in March 2010, $80.0 million from the non-refundable license fees from the collaboration agreements and $31.0 million from GSK’s investment in the Company at the time the collaboration was formed. In the future, we expect to fund our operations, in part, through the receipt of cost-sharing and milestone payments from GSK. The following table summarizes our significant funding sources as of December 31, 2010:

			Approximate
			Amount(1)
Funding(2)	Year	No. Shares	(in thousands)

Series A Redeemable Convertible Preferred Stock	2002	444,443	$2,500
Series B Redeemable Convertible Preferred Stock	2004, 2005, 2006, 2007	4,917,853	31,189
Series C Redeemable Convertible Preferred Stock	2005, 2006	5,820,020	54,999
Series D Redeemable Convertible Preferred Stock	2006, 2007	4,930,405	60,000
Common Stock	2007	5,000,000	75,000
Upfront License Fee from Shire	2007	—	50,000
Registered Direct Offering	2010	4,946,525	18,500
Upfront License Fee from GSK	2010	—	30,000
Common Stock — GSK	2010	6,866,245	31,285

		32,925,491	$353,473

(1)	Represents gross proceeds

(2)	The Series A, B, C and D Redeemable Convertible Preferred Stock was converted to common stock upon the effectiveness of our IPO
In addition, in conjunction with the Shire collaboration agreement, we received reimbursement of research and development expenditures from the date of the agreement (November 7, 2007) through year-end 2009 of $31.1 million.
As of December 31, 2010, we had cash and cash equivalents and marketable securities of $107.4 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. Our investment portfolio has not been materially adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.
In March 2010, we sold 4.95 million shares of our common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors. The shares of common stock and warrants were sold in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The net proceeds of the offering were $17.1 million after deducting the placement agency fee and all other estimated offering expenses.
In October 2010, we entered into a License and Collaboration Agreement with GSK, which included the sale of approximately 6.9 million shares of the Company’s common stock to GSK at a price of $4.56 per share. The total value of this equity investment to the Company is approximately $31 million and represents a 19.9% ownership position in the Company.
Net Cash Used in Operating Activities
Net cash used in operations for the year ended December 31, 2010 was $14.0 million due primarily to the net loss for the year ended December 31, 2010 of $54.9 million, partially offset by the change in operating assets and liabilities of $31.2 million. The change in operating assets and liabilities of $31.2 million was due primarily to deferred revenue related to the collaboration agreement with GSK.
Net cash used in operations for the year ended December 31, 2009 was $43.4 million due primarily to the operating expenses for the year ended December 31, 2009 of $71.7 million, partially offset by the reimbursed research and development costs of $17.5 million.

Net Cash Used in and Provided by Investing Activities
Net cash used in investing activities for the year ended December 31, 2010 was $19.4 million. Net cash used in investing activities reflects $94.6 million for the sale and redemption of marketable securities, offset by $113.7 million for the purchase of marketable securities and $0.4 million for the acquisition of property and equipment.
Net cash provided by investing activities for the year ended December 31, 2009 was $31.9 million. Net cash provided by investing activities reflects $131.8 million for the sale and redemption of marketable securities, offset by $98.1 million for the purchase of marketable securities and $1.8 million for the acquisition of property and equipment.
Net Cash Provided by and Used in Financing Activities
Net cash provided by financing activities for the year ended December 31, 2010 was $43.7 and reflects the $17.1 million from the issuance of common stock and the $28.1 million from common stock issued to GSK as part of the collaboration agreement. These cash inflows were partially offset by the payments of our secured loan agreement and capital lease obligations of $1.3 million and $0.3 million, respectively.
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
Funding Requirements
We expect to incur losses from operations for the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials. Our future capital requirements will depend on a number of factors, including:
•	the progress and results of our clinical trials of our drug candidates, including Amigal;

•	our ability to achieve development and commercialization milestone payments and sales royalties under our collaboration with GSK;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates including those testing the use of pharmacological chaperones co-administered with ERT and for the treatment of diseases of neurodegeneration;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products and technologies; and

•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.
We do not anticipate that we will generate revenue from commercial sales for at least the next two years, if at all. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. However, we believe that our existing cash and cash equivalents and short-term investments, including anticipated payments from GSK in connection with the collaboration, is expected to be sufficient to fund our operating expenses and capital expenditure requirements through the anticipated commercial launch of Amigal in the United States.
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

Royalties
Under our license agreements, if we owe royalties on net sales for one of our products to more than one licensor, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For Amigal and AT2220, we will owe royalties only to Mt. Sinai School of Medicine (MSSM). We would expect to pay royalties to all three licensors with respect to Plicera should we advance Plicera to commercialization. To date, we have not made any royalty payments on sales of our products and believe we are at least a couple years away from selling any products that would require us to make any such royalty payments.
In accordance with our license agreement with MSSM, we paid $3 million of the $30 million upfront payment received from GSK to MSSM in the fourth quarter of 2010. We will also be obligated to pay MSSM royalties on worldwide net sales of Amigal.
Whether we will be obligated to make milestone or royalty payments in the future is subject to the success of our product development efforts and, accordingly, is inherently uncertain.
Contractual Obligations
The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2010 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

		Less than	1-3	3-5	Over 5
	Total	1 Year	Years	Years	Years

Operating lease obligations	$2,542	$2,222	$320	—	—
Capital lease obligations	40	40	—	—	—
Debt obligations	2,297	1,253	1,044	—	—

Total fixed contractual obligations (1)	$4,879	$3,515	$1,364	—	—

(1)	This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments, timing and/or the likelihood of such payments are not known, (c) amounts, if any, that may be committed in the future to construct additional facilities, and (d) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.
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
On December 17, 2010, we amended the employment agreement with our president and chief executive officer that provides for an annual base salary, a cash bonus of up to 60% of base salary, and monthly payments up to a maximum of $1.8 million for out-of-pocket medical expenses and the corresponding tax gross-up payments. The agreement will continue for successive one-year terms until either party provides written notice of termination to the other in accordance with the terms of the agreement.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2009 and 2010.

Recent Accounting Pronouncements
In April 2010, the Financial Accounting Standards Board (FASB) issued guidance on revenue recognition related to the milestone method of revenue recognition. This guidance provides criteria on defining a substantive milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Early adoption is permitted retrospectively from the beginning of an entity’s fiscal year. The Company early adopted this guidance on the milestone method of revenue recognition and retrospectively applied this guidance to the beginning of 2010. This method was first applied in conjunction with the License and Collaboration Agreement with GSK during the fourth quarter of 2010; there have been no milestones recognized in the year of adoption. This guidance did not have a material impact on the timing or pattern of revenue recognition relative to the agreement nor is expected to in future periods.
In January 2010, the FASB issued amendments to its fair value guidance which requires additional disclosures that include: 1) separate disclosures on significant transfers into and out of Level 3; 2) the amount of transfers between Level 1 and Level 2 and the reasons for such transfers; 3) lower level of disaggregation for fair value disclosures by class rather than by major category and 4) additional details on the valuation techniques and inputs used to determine Level 2 and Level 3 measurements. The Company has included these additional disclosures within the Form 10-K for the period ended December 31, 2010 and they did not have a significant impact on the financial statements disclosures of the Company.
In October 2009, the FASB issued guidance on revenue recognition related to multiple-element arrangements. This guidance requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted retrospectively from the beginning of an entity’s fiscal year. The Company adopted this guidance on revenue recognition in the fourth quarter of 2010 in conjunction with the License and Collaboration Agreement with GSK. The adoption of this guidance did not have a material impact on the timing or pattern of revenue recognition relative to the agreement.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. At December 31, 2010, we held $107.4 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income. As December 31, 2010, our cash, cash equivalents and available for sale securities were all due on demand or within one year. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.
Dated March 4, 2011

/s/ John F. Crowley	/s/ Daphne Quimi
Chairman and Chief Executive Officer	Corporate Controller

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Amicus Therapeutics Inc.
We have audited the accompanying consolidated balance sheets of Amicus Therapeutics, Inc. and subsidiary (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2010 and the period from February 4, 2002 (inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amicus Therapeutics, Inc. at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 and the period from February 4, 2002 (inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
MetroPark, New Jersey
March 4, 2011

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2009	2010
Assets:
Current assets:
Cash and cash equivalents	$19,339	$29,572
Investments in marketable securities	58,885	77,873
Prepaid expenses and other current assets	2,262	2,236

Total current assets	80,486	109,681

Property and equipment, less accumulated depreciation and amortization of $6,340 and $8,095 at December 31, 2009 and 2010, respectively	4,399	2,604
Other non-current assets	485	267

Total Assets	$85,370	$112,552

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,635	$8,290
Current portion of capital lease obligations	305	40
Current portion of deferred revenue	—	6,640
Current portion of secured loan	1,253	1,253

Total current liabilities	11,193	16,223

Deferred revenue, less current portion	—	25,639
Warrant liability	—	4,712
Secured loan, less current portion	2,296	1,044
Capital lease obligations, less current portion	48	—

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,672,427 shares issued and outstanding at December 31, 2009, 50,000,000 shares authorized, 34,508,932 shares issued and outstanding at December 31, 2010	287	406
Additional paid-in capital	242,259	290,248
Accumulated other comprehensive income/(loss)	43	(28)
Deficit accumulated during the development stage	(170,756)	(225,692)

Total stockholders’ equity	71,833	64,934

Total Liabilities and Stockholders’ Equity	$85,370	$112,552

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

				Period from
				February 4,
				2002
				(Inception) to
	Years Ended December 31,			December 31,
	2008	2009	2010	2010

Revenue:
Research revenue	$12,189	$17,545	$—	$31,108
Collaboration revenue	2,778	46,813	922	50,922

Total revenue	14,967	64,358	922	82,030

Operating Expenses:
Research and development	37,764	48,081	39,042	214,764
General and administrative	19,666	19,973	15,660	93,369
Restructuring charges	—	1,522	—	1,522
Impairment of leasehold improvements	—	—	—	1,030
Depreciation and amortization	1,493	2,132	2,058	8,478
In-process research and development	—	—	—	418

Total operating expenses	58,923	71,708	56,760	319,581

Loss from operations	(43,956)	(7,350)	(55,838)	(237,551)
Other income (expenses):
Interest income	4,819	997	156	13,913
Interest expense	(218)	(278)	(260)	(2,185)
Change in fair value of warrant liability	—	—	(1,410)	(1,864)
Other income/(expense), net	—	64	1,277	161

Loss before income tax benefit	(39,355)	(6,567)	(56,075)	(227,526)
Income tax benefit	—	—	1,139	1,834

Net loss	(39,355)	(6,567)	(54,936)	(225,692)
Deemed dividend	—	—	—	(19,424)
Preferred stock accretion	—	—	—	(802)

Net loss attributable to common stockholders	$(39,355)	$(6,567)	$(54,936)	$(245,918)

Net loss attributable to common stockholders per common share — basic and diluted	$(1.75)	$(0.29)	$(1.98)

Weighted-average common shares outstanding — basic and diluted	22,493,803	22,624,134	27,734,797

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ (Deficiency)/Equity
Period from February 4, 2002 (inception) to December 31, 2002, and the eight year period ended December 31, 2010
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
and the eight year period ended December 31, 2010
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

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity
Period from February 4, 2002 (inception) to December 31, 2002, and the eight year period ended December 31, 2010
(in thousands, except share amounts)

						Deficit
						Accumulated
			Additional	Other		During the	Total
	Common Stock		Paid-In	Comprehensive	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Gain/ (Loss)	Compensation	Stage	(Deficiency) Equity
Balance at December 31, 2008	22,634,711	$287	$234,412	$533	$—	$(164,189)	$71,043
Stock issued from exercise of stock options, net	37,716	—	60	—	—	—	60
Stock based compensation	—	—	7,787	—	—	—	7,787
Comprehensive (Loss)/ Income:
Unrealized holding loss on available-for-sale securities	—	—	—	(490)	—	—	(490)
Net loss	—	—	—	—	—	(6,567)	(6,567)

Net total comprehensive loss	—	—	—	—	—	—	(7,057)

Balance at December 31, 2009	22,672,427	$287	$242,259	$43	$—	$(170,756)	$71,833

Stock issued from secondary offering	4,946,525	50	13,780	—	—	—	13,830
Stock issued from collaboration agreement	6,866,245	69	28,014	—	—	—	28,083
Stock issued from exercise of stock options, net	23,735	—	9	—	—	—	9
Stock based compensation	—	—	6,186	—	—	—	6,186
Comprehensive (Loss)/ Income:
Unrealized holding loss on available-for-sale securities	—	—	—	(71)	—	—	(71)
Net loss	—	—	—	—	—	(54,936)	(54,936)

Net total comprehensive loss	—	—	—	—	—	—	(55,007)

Balance at December 31, 2010	34,508,932	$406	$290,248	$(28)	$—	$(225,692)	$64,934

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(in thousands)

				Period from
				February 4,
				2002
				(Inception) to
	Years Ended December 31,			December 31,
	2008	2009	2010	2010

Operating activities
Net loss	$(39,355)	$(6,567)	$(54,936)	$(225,692)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Non-cash interest expense	—	—	—	525
Depreciation and amortization	1,493	2,132	2,058	8,478
Amortization of non-cash compensation	—	—	—	522
Stock-based compensation	6,446	7,787	6,186	27,059
Non-cash charge for stock based compensation issued to consultants	—	—	—	853
Change in fair value of warrant liability	—	—	1,410	1,864
Loss on disposal of asset	44	195	121	360
Stock-based license payment	—	—	—	1,220
Impairment of leasehold improvements	—	—	—	1,030
Non-cash charge for in process research and development	—	—	—	418
Beneficial conversion feature related to bridge financing	—	—	—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(949)	201	26	(2,237)
Other non-current assets	—	(218)	218	(288)
Account payable and accrued expenses	(1,669)	839	(1,345)	8,288
Deferred revenue	(2,873)	(47,740)	32,279	32,279

Net cash used in operating activities	(36,863)	(43,371)	(13,983)	(145,186)

Investing activities
Sale and redemption of marketable securities	178,100	131,848	94,602	573,616
Purchases of marketable securities	(153,687)	(98,173)	(113,660)	(651,634)
Purchases of property and equipment	(2,667)	(1,807)	(384)	(12,469)

Net cash provided/(used in) by investing activities	21,746	31,868	(19,442)	(90,487)

Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	—	143,022
Proceeds from issuance of common stock, net of issuance costs	—	—	45,214	113,307
Proceeds from the issuance of convertible notes	—	—	—	5,000
Payments of capital lease obligations	(1,528)	(840)	(313)	(5,547)
Payments of secured loan agreement	—	(209)	(1,252)	(1,461)
Proceeds from exercise of stock options	530	60	9	1,291
Proceeds from exercise of warrants (common and preferred)	—	—	—	264
Proceeds from capital asset financing arrangement	—	—	—	5,611
Proceeds from secured loan agreement	—	3,758	—	3,758

Net cash (used in)/provided by financing activities	(998)	2,769	43,658	265,245

Net (decrease)/increase in cash and cash equivalents	(16,115)	(8,734)	10,233	29,572
Cash and cash equivalents at beginning of year/ period	44,188	28,073	19,339	—

Cash and cash equivalents at end of year/period	$28,073	$19,339	$29,572	$29,572

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$218	$250	$280	$1,884
Non-cash activities
Conversion of preferred stock to common stock	$—	$—	$—	148,951
Conversion of notes payable to Series B redeemable convertible preferred stock	$—	$—	$—	$5,000
Accretion of redeemable convertible preferred stock	$—	$—	$—	$802
Beneficial conversion feature related to issuance of the additional issuance of Series C redeemable convertible preferred stock	$—	$—	$—	$19,424

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements
1. Description of Business
Corporate Information, Status of Operations, and Management Plans
Amicus Therapeutics, Inc. (the Company) was incorporated on February 4, 2002 in Delaware and is a biopharmaceutical company focused on the discovery, development and commercialization of orally-administered, small molecule drugs known as pharmacological chaperones for the treatment of rare diseases. Pharmacological chaperones are a novel, first-in-class approach to treating a broad range of diseases including lysosomal storage disorders and diseases of neurodegeneration. The Company’s activities since inception have consisted principally of raising capital, establishing facilities, and performing research and development. Accordingly, the Company is considered to be in the development stage.
In October 2010, the Company entered into the License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline PLC (GSK), to develop and commercialize Amigal. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize Amigal. In consideration of the license grant, the Company received an upfront, license payment of $30 million from GSK and is eligible to receive further payments of approximately $170 million upon the successful achievement of development and commercialization milestones, as well as tiered double-digit royalties on global sales of Amigal. GSK and the Company will jointly fund development costs in accordance with an agreed upon development plan. For further information, see “— Note 12. Collaborative Agreements.”
The Company had an accumulated deficit of approximately $225.7 million at December 31, 2010 and anticipates incurring losses through the year 2011 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from our initial public offering (IPO) and subsequent stock offerings, payments from partners during the terms of the collaboration agreements and other financing arrangements. In March 2010, the Company sold 4.95 million shares of its common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors for net proceeds of $17.1 million. In October 2010, the Company sold 6.87 million shares of its common stock as part of the License and Collaboration Agreement with GSK for proceeds of $31 million. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2011.
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

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/ (loss) as a separate component of stockholders’ (deficiency) equity. Fair value is based on available market information including quoted market prices, broker or dealer quotations or other observable inputs. See “— Note 3. Cash, Cash Equivalents and Available-For-Sale Securities” for a summary of available-for-sale securities as of December 31, 2010 and 2009.
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
Impairment of Long-Lived Assets
The Company performs a review of long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2008, 2009 and 2010.
Revenue Recognition
The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured.
In multiple element arrangements, revenue is allocated to each separate unit of accounting and each deliverable in an arrangement is evaluated to determine whether it represents separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there is no general right of return for the delivered elements. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit of accounting. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price. In instances where there is determined to be a single unit of accounting, the total consideration is applied as revenue for the single unit of accounting and is recognized over the period of inception through the date where the last deliverable within the single unit of accounting is expected to be delivered.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
The Company’s current revenue recognition policies, which were applied in fiscal 2010, provide that, when a collaboration arrangement contains multiple deliverables, such as license and research and development services, the Company allocates revenue to each separate unit of accounting based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) its vendor specific objective evidence (VSOE) if available, (ii) third party evidence (TPE) if VSOE is not available, or (iii) estimated selling price (BESP) if neither VSOE nor TPE is available. The Company would establish the VSOE of selling price using the price charged for a deliverable when sold separately. The TPE of selling price would be established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price would be established considering internal factors such as an internal pricing analysis or an income approach using a discounted cash flow model.
The revenue associated with reimbursements for research and development costs under collaboration agreements is included in Research Revenue and the costs associated with these reimbursable amounts are included in research and development expenses. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has not commenced its planned principal operations (i.e., selling commercial products) and is a development stage enterprise, therefore development activities are part of its ongoing central operations.
The Company’s collaboration agreement with GSK provides for, and any future collaborative agreements the Company may enter into also may provide for contingent milestone payments. In order to determine the revenue recognition for these contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards (FASB) guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that (i) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from the Company’s activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved.
Fair Value Measurements
The Company records certain asset and liability balances under the fair value measurements as defined by the FASB guidance. Current FASB fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions that market participants assumptions would use in pricing assets or liabilities (unobservable inputs classified within Level 3 of the hierarchy).
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at measurement date. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
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
Other Income and Expenses
Other income includes funds received from the U.S. Treasury Department in 2010 for the Qualified Therapeutic Discovery Projects tax credit and grant program as well as a tax credit received from the Internal Revenue Service in 2009. Other expenses include costs directly attributable to a planned offering of the Company’s securities that were subsequently withdrawn during 2006 and the losses on the disposal of certain fixed assets.
Income Taxes
The Company accounts for income taxes under the liability method. Under this method deferred income tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities and for operating losses and tax credit carry forwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.
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
Stock-Based Compensation
At December 31, 2010, the Company had three stock-based employee compensation plans, which are described more fully in “—Note 6. Stockholders’ Equity.” Until May 2007, the Company had one stock-based employee compensation plan. Stock-based employee compensation cost was recognized in the statement of operations for periods prior to January 1, 2006 to the extent options granted under the plan had an exercise price that was less than the fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, The Company adopted the fair value method of measuring stock-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Results for prior periods have not been restated.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
The Company recognized stock-based compensation expense of $6.4 million, $7.8 million and $6.2 million in 2008, 2009 and 2010, respectively. The following table summarizes information related to stock compensation expense recognized in the income statement (in millions):

	Years Ended December 31,
	2008	2009	2010
Stock compensation expense recognized in:
Research and development expense	$2.5	$3.2	$2.6
General and administrative expense	3.9	4.6	3.6

Total stock compensation expense	$6.4	$7.8	$6.2

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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share (in thousands except share amounts):

	Years Ended December 31,
	2008	2009	2010

Historical
Numerator:
Net loss attributable to common stockholders	$(39,355)	$(6,567)	$(54,936)

Denominator:
Weighted average common shares outstanding — basic and diluted	22,493,803	22,624,134	27,734,797

Dilutive common stock equivalents would include the dilutive effect of common stock options for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 3.1 million, 4.8 million and 7.0 million for the years ended December 31, 2008, 2009 and 2010, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Dividends
The Company has not paid cash dividends on its capital stock to date. The Company currently intends to retain its future earnings, if any, to fund the development and growth of the business and does not foresee payment of a dividend in any upcoming fiscal period.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
Recent Accounting Pronouncements
In April 2010, the FASB issued guidance on revenue recognition related to the milestone method of revenue recognition. This guidance provides criteria on defining a substantive milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Early adoption is permitted retrospectively from the beginning of an entity’s fiscal year. The Company early adopted this guidance on the milestone method of revenue recognition and retrospectively applied this guidance to the beginning of 2010. This method was first applied in conjunction with the License and Collaboration Agreement with GSK during the fourth quarter of 2010; there have been no milestones recognized in the year of adoption. This guidance did not have a material impact on the timing or pattern of revenue recognition relative to the agreement nor is expected to in future periods.
In January 2010, the FASB issued amendments to its fair value guidance which requires additional disclosures that include: 1) separate disclosures on significant transfers into and out of Level 3; 2) the amount of transfers between Level 1 and Level 2 and the reasons for such transfers; 3) lower level of disaggregation for fair value disclosures by class rather than by major category and 4) additional details on the valuation techniques and inputs used to determine Level 2 and Level 3 measurements. The Company has included these additional disclosures within the Form 10-K for the period ended December 31, 2010 and they did not have a significant impact on the financial statements disclosures of the Company.
In October 2009, the FASB issued guidance on revenue recognition related to multiple-element arrangements. This new guidance requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted retrospectively from the beginning of an entity’s fiscal year. The Company adopted this guidance on revenue recognition in the fourth quarter of 2010 in conjunction with the License and Collaboration Agreement with GSK. The adoption of this guidance did not have a material impact on the timing or pattern of revenue recognition relative to the agreement.
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
Subsequent Events
The Company evaluated events that occurred subsequent to December 31, 2010 and there were no material recognized or non-recognized subsequent events during this period.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
3. Cash, Cash Equivalents and Available-for-Sale Investments
As of December 31, 2010, the Company held $29.6 million in cash and cash equivalents and $77.9 million of available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.
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
The Company’s investment portfolio has not been materially adversely impacted by the recent disruption in the credit markets.
Cash and available for sale securities consisted of the following as of December 31, 2009 and December 31, 2010 (in thousands):

	As of December 31, 2009
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$19,339	$—	$—	$19,339
U.S. government agency securities	45,020	44	(1)	45,063
Corporate debt securities	8,951	4	(7)	8,948
Commercial paper	4,521	3	—	4,524
Certificate of deposit	350	—	—	350

	$78,181	$51	$(8)	$78,224

Included in cash and cash equivalents	$19,339	$—	$—	$19,339
Included in marketable securities	58,842	51	(8)	58,885

Total cash and available for sale securities	$78,181	$51	$(8)	$78,224

	As of December 31, 2010
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$29,572	$—	$—	$29,572
U.S. government agency securities	12,000	—	(9)	11,991
Corporate debt securities	42,075	2	(33)	42,044
Commercial paper	23,476	12	—	23,488
Certificate of deposit	350	—	—	350

	$107,473	$14	$(42)	$107,445

Included in cash and cash equivalents	$29,572	$—	$—	$29,572
Included in marketable securities	77,901	14	(42)	77,873

Total cash and available for sale securities	$107,473	$14	$(42)	$107,445

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
All of the Company’s available for sale investments as of December 31, 2009 and December 31, 2010 are due in one year or less.
Unrealized gains and losses are reported as a component of accumulated other comprehensive gain/(loss) in stockholders’ equity. For the year ended December 31, 2009, unrealized holding gains included in accumulated other comprehensive income was $0.5 million. For the year ended December 31, 2010, unrealized holding gains included in accumulated other comprehensive income was $0.1 million.
For the years ended December 31, 2009 and 2010, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the available for sale securities as of December 31, 2009 and December 31, 2010 reflect temporary impairments that have been in a loss position for less than twelve months and as such are recognized in accumulated other comprehensive gain/(loss). The fair value of these available for sale securities in unrealized loss positions was $7.8 million and $46.1 million as of December 31, 2009 and December 31, 2010, respectively.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2009	2010

Property and equipment consist of the following:
Computer equipment	$2,052	$2,226
Computer software	1,102	694
Research equipment	4,737	4,834
Furniture and fixtures	703	726
Leasehold improvements	2,145	2,219

	10,739	10,699
Less accumulated depreciation and amortization	(6,340)	(8,095)

	$4,399	$2,604

Included in property and equipment are costs capitalized pursuant to capital lease obligations of $6.9 million and $3.7 million at December 31, 2009 and December 31, 2010, respectively. Depreciation and amortization expense relating to the capital lease obligations was $1.1 million, $1.9 million, $1.7 million and $6.9 million for the years ended December 31, 2008, 2009, and 2010, and for the Period February 4, 2002 (inception) to December 31, 2010, respectively.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
5. Accounts Payable and Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2009	2010

Accounts payable	$3,837	$1,971
Accrued professional fees	411	181
Accrued contract manufacturing & contract research costs	1,901	2,782
Accrued compensation and benefits	2,557	2,912
Accrued facility costs	753	401
Accrued other	176	43

	$9,635	$8,290

6. Stockholders’ Equity
Common Stock
As of December 31, 2010, the Company was authorized to issue 50,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
In October 2010 in connection with the License and Collaboration Agreement, GSK purchased approximately 6.9 million shares of the Company’s common stock at $4.56 per share, a 30% premium on the average price per share of the Company’s stock over a 60 day period preceding the closing date of the transaction. The total value of this equity investment was approximately $31 million and represents a 19.9% ownership position in the Company.
In March 2010, the Company sold 4,946,524 million shares of its common stock and warrants to purchase 1,854,946 million shares of common stock in a registered direct offering to a selected group of institutional investors through a Registration Statement on Form S-3 that was declared effective by the SEC on May 27, 2009. The shares of common stock and warrants were sold in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The aggregate offering proceeds were $18.5 million. Leerink Swann LLC served as sole placement agent for the offering. The Company intends to use the net proceeds from the sale of the common stock and warrants for general corporate purposes and to further to advance the development of the Company’s lead product candidate, Amigal, and the completion of certain activities required for the submission of a license application globally.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
Stock Option Plans
In April 2002, the Company’s Board of Directors and shareholders approved the Company’s 2002 Stock Option Plan (the 2002 Plan). In May 2007, the Company’s Board of Directors and shareholders approved the Company’s 2007 Stock Option Plan (the 2007 Plan) and 2007 Director Option Plan (the 2007 Director Plan). In June 2010, the Company’s Board of Directors and shareholders approved amendments to the 2007 Plan and the 2007 Director Plan. Both the 2002 Plan and 2007 Plan provide for the granting of restricted stock and options to purchase common stock in the Company to employees, advisors and consultants at a price to be determined by the Company’s board of directors. The 2002 Plan and the 2007 Plan are intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company’s business. The Options may be incentive stock options (ISOs) or non-statutory stock options (NSOs). Under the provisions of each plan, no option will have a term in excess of 10 years. The 2007 Director Plan is intended to promote the recruiting and retention of highly qualified eligible directors and strengthen the commonality of interest between directors and stockholders by encouraging ownership of common stock of the Company. The options granted under the 2007 Director Plan are NSOs and under the provisions of this plan, no option will have a term in excess of 10 years.
The Board of Directors, or its committee, is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. Options granted pursuant to both the 2002 Plan and the 2007 Plan generally vest 25% on the first year anniversary date of grant plus an additional 1/48th for each month thereafter and may be exercised in whole or in part for 100% of the shares vested at any time after the date of grant. Options under the 2007 Director Plan may be granted to new directors upon joining the Board and vest in the same manner as options under the 2002 and 2007 Plans. In addition, options are automatically granted to all directors at each annual meeting of stockholders and vest on the date of the annual meeting of stockholders of the Company in the year following the year during which the options were granted.
As of December 31, 2010, there were no shares reserved for issuance under the 2002 Plan. The Company has reserved up to 1,867,756 shares for issuance under the 2007 Plan and the 2007 Director Plan.
The Company recognized stock-based compensation expense of $6.4 million, $7.8 million and $6.2 million in 2008, 2009 and 2010, respectively. The following table summarizes information related to stock compensation expense recognized in the income statement (in millions):

	Years Ended December 31,
	2008	2009	2010
Stock compensation expense recognized in:
Research and development expense	$2.5	$3.2	$2.6
General and administrative expense	3.9	4.6	3.6

Total stock compensation expense	$6.4	$7.8	$6.2

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

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended December 31,
	2008	2009	2010

Expected stock price volatility	78.2%	80.6%	80.5%
Risk free interest rate	3.0%	2.4%	2.4%
Expected life of options (years)	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00
The weighted-average grant-date fair value per share of options granted during 2008, 2009 and 2010 were $7.36, $4.83 and $2.09, respectively.
The following table summarizes information about stock options outstanding:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life	Intrinsic Value
	(in thousands)			(in millions)

Options outstanding, December 31, 2007	2,443.2	$8.08
Granted	965.2	$10.49
Exercised	(225.1)	$2.48
Forfeited	(106.0)	$9.69

Options outstanding, December 31, 2008	3,077.3	$9.19
Granted	2,352.0	$6.88
Exercised	(40.4)	$2.03
Forfeited	(570.0)	$10.15

Options outstanding, December 31, 2009	4,818.9	$8.01	8.1 years	$0.4
Granted	788.7	$2.96
Exercised	(25.9)	$0.64
Forfeited	(477.6)	$7.93

Options outstanding, December 31, 2010	5,104.1	$7.27	7.5 years	$2.1

Vested and unvested expected to vest, December 31, 2010	4,885.6	$7.38	7.4 years	$2.0
Exercisable at December 31, 2010	2,852.0	$8.55	6.4 years	$0.5
The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2009 and 2010, was $1.9 million, $0.1 million and $0.1 million, respectively. As of December 31, 2010, the total unrecognized compensation cost related to non-vested stock options granted was $7.1 million and is expected to be recognized over a weighted average period of 2.1 years. Cash proceeds from stock options exercised during the years ended December 31, 2008, 2009 and 2010 were $0.6 million, $0.1 million and $0.02 million respectively.
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

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
The following table summarizes information on the Company’s restricted stock:

	Restricted Stock
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
	(in thousands)

Unvested at December 31, 2008	20.6	$9.04
Granted	—	$—
Vested	(12.2)	$8.97
Forfeited	—	$—

Unvested at December 31, 2009	8.4	$9.15
Granted	—	$—
Vested	(8.4)	$9.15
Forfeited	—	$—

Unvested at December 31, 2010	—	$—

Upon vesting in 2010, 2,203 shares were surrendered to fund minimum statutory tax withholding requirements. There were no restricted stock awards in 2010, 2009 or 2008. As of December 31, 2010, there was no unrecognized compensation cost related to unvested restricted stock awards. The total fair value of restricted stock awards which vested during 2010 was $0.03 million.
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
Cash, Money Market Funds and Marketable Securities
The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2010. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2010.
Secured Debt
As disclosed in Note 13, the Company has a loan and security agreement with Silicon Valley Bank. The carrying amount of the Company’s borrowings approximates fair value at December 31, 2010. The Company’s secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
Warrants
The Company allocated $3.3 million of proceeds from its March 2010 registered direct offering to warrants issued in connection with the offering that was classified as a liability. The valuation of the warrants is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the warrant liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black Scholes model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. There are six inputs: closing price of Amicus stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Amicus’ stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Amicus stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market. The riskless rate of return is a Level 2 input, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy. This liability is subject to fair value mark-to-market adjustment each period. As a result, the Company recognized the change in the fair value of the warrant liability as non-operating expense of $1.4 million for the year ended December 31, 2010. The resulting fair value of the warrant liability at December 31, 2010 was $4.7 million.
A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2010 are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$29,572	$—	$29,572
U.S. government agency securities	—	11,991	11,991
Commercial paper	—	42,044	42,044
Corporate debt securities	—	23,488	23,488
Certificate of deposit	—	350	350

	$29,572	$77,873	$107,445

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$2,297	$—	$2,297
Warrants liability	—	—	4,712	4,712

	$—	$2,297	$4,712	$7,009

8. 401(k) Plan
The Company has a 401(k) plan (the Plan) covering all eligible employees. During 2007, the Board of Directors approved a company matching program that began on January 1, 2008. The matching program allows for a company match of up to 5% of salary and bonus paid during the year. The match vests 25% per year on a cliff vesting schedule over the first four years of employment for each participant. The Company’s total contribution to the Plan was $0.6 million and $0.4 million for the years ended December 31, 2009 and 2010, respectively.
9. Leases
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

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
At December 31, 2010, aggregate annual future minimum lease payments under these leases are as follows (in thousands):

Operating Leases
Years ending December 31:
2011	$2,222
2012	320
2013	—
2014	—

$2,542

Rent expense for the years ended December 31, 2008, 2009 and 2010 were $2.0 million, $2.5 million and $2.3 million, respectively.
Capital Lease Facilities
In August 2002, the Company entered into financing agreements that provide for up to $1 million of equipment financing through August 2004. The facility was increased to $3 million in May of 2005 and to $5 million in November 2006. These financing arrangements include interest of approximately 9-12%, and lease terms of up to 48 months. Eligible assets under the lease lines include laboratory and scientific equipment, computer hardware and software, general office equipment, furniture, and leasehold improvements.
The remaining future minimum payments due for all non-cancelable capital leases as of December 31, 2010 are as follows (in thousands):

Capital Leases
Years ending December 31:
2011	$41
2012	—

41
Less payments for interest	(1)

Total principal obligation	40
Less short-term portion	(40)

Long-term portion	$—

The capital lease obligation is secured by the related assets financed by the leases.
10. Income Taxes
In June 2006, the FASB issued a single model to address accounting for uncertainty in tax positions. The model clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures required. The Company adopted the FASB requirements as of January 1, 2007 and determined that it did not have a material impact on the Company’s financial position and results of operations. The Company did not recognize interest or penalties related to income tax during the period ended December 31, 2010 and did not accrue for interest or penalties as of December 31, 2010. The Company does not have an accrual for uncertain tax positions as of December 31, 2010. Tax returns for all years 2005 and thereafter are subject to future examination by tax authorities.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	For Years Ended December 31,
	2008	2009	2010

Current deferred tax asset
Non-cash stock issue	$1,560	$3,201	$4,523
Others	141	229	163

	1,701	3,430	4,686

Non-current deferred tax assets
Amortization/depreciation	2,682	3,271	4,070
Research tax credit	7,294	11,695	13,942
Net operating loss carry forwards	36,196	54,055	32,080
Deferred revenue	19,096	—	12,912
Others	518	257	834

Total deferred tax asset	67,487	72,708	68,524

Non-current deferred tax liability	—	—	—

Total net deferred tax asset	67,487	72,708	68,524
Less valuation allowance	(67,487)	(72,708)	(68,524)

Net deferred tax asset	$—	$—	$—

The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2008, 2009, and 2010, the Company recorded valuation allowances of $67.5 million, $72.7 million and $68.5 million, respectively, representing an increase in the valuation allowance of $5.2 million in 2009 and a decrease of $4.2 million in 2010, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years.
As of December 31, 2010, the Company had federal and state net operating loss carry forwards (NOLs) of approximately $71 million and $133 million, respectively. The federal carry forward will begin to expire in 2026 and will end in 2031. The state carry forward acquired prior to 2009, will begin to expire in 2013 and will end in 2017. The state carry forward from 2010 will begin to expire in 2031 due to a change in the New Jersey state law regarding the net operating loss carry forward period. Utilization of NOLs may be subject to a substantial annual limitation in the event of an ownership change that has occurred previously or could occur in the future pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. An ownership change may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, and may, in turn, result in the expiration of a portion of those carry forwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. The Company completed a detailed study of its NOLs and determined that as a result of the Registered Direct Offering in March 2010, there was an ownership change in excess of 50% and the federal NOLs subject to the 382 limitations were written down to their net realizable value. Additionally, the Company determined that the annual limitation on the utilization of the pre-ownership change loss will be approximately $3.0 million.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2008, 2009 and 2010 are as follows:

	Years Ended December 31,
	2008	2009	2010

Statutory rate	(34)%	(34)%	(34)%
State taxes, net of federal benefit	(5)	(3)	(8)
Permanent adjustments	2	19	51
R&D credit	(5)	(66)	(4)
Other	—	4	—
Valuation allowance	42	80	(7)

Net	0%	0%	(2)%

There was a federal benefit in 2009 from refundable research credits of approximately $0.1 million. The Company recognized a tax benefit of $1.1 million in connection with the sale of net operating losses in the New Jersey Transfer Program for the year ended December 31, 2010.
11. Licenses
The Company acquired rights to develop and commercialize its product candidates through licenses granted by various parties. The following summarizes the Company’s material rights and obligations under those licenses:
Mt. Sinai School of Medicine of New York University (MSSM) — The Company acquired exclusive worldwide patent rights to develop and commercialize Amigal, Plicera and AT2220 and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with MSSM. In connection with this agreement, the Company issued 232,266 shares of common stock to MSSM in April 2002. In 2006, the Company amended its license agreement with MSSM to expand its exclusive worldwide patent rights to develop and commercialize pharmacological chaperones. In connection with the amendment, the Company paid $1.0 million and issued 133,333 shares of its common stock with an estimated fair value of $1.2 million to MSSM. In total, the Company recorded $2.2 million of research and development expense in connection with the amendment in 2006. This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2019, subject to any patent term extension that may be granted, or 2024 if we develop a product for combination therapy (pharmacological chaperone plus ERT) and a patent issues from the pending application covering combination therapy, subject to any patent term extension that may be granted. Under this agreement, to date the Company has paid no upfront or annual license fees and has no milestone or future payments other than royalties on net sales. On October 31, 2008, the Company amended and restated its license agreement with MSSM which consolidated previous amendments into a single agreement, clarified the portion of royalties and milestone payments the Company received from Shire that were payable to MSSM, and provided the Company with the sole right to control the prosecution of patent rights described in the amended and restated license agreement. Under the terms of the amended and restated license agreement, the Company agreed to pay $2.6 million to MSSM in connection with the $50 million upfront payment that the Company received from Shire in November 2007, which was already accrued for at December 31, 2007 and an additional $2.6 million paid in the fourth quarter of 2008 for the sole right to and control over the prosecution of patent rights. In accordance with our license agreement with MSSM, the Company paid $3 million of the $30 million upfront payment received from GSK pursuant to the License and Collaboration Agreement to MSSM in December 2010. These payments to MSSM are classified as research and development expenses in the Company’s financial statements.

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
12. Collaborative Agreements
GSK
On October 28, 2010, the Company entered into the License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GSK, to develop and commercialize Amigal. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize Amigal. In consideration of the license grant, the Company received an upfront, license payment of $30 million from GSK and is eligible to receive further payments of approximately $170 million upon the successful achievement of development and commercialization milestones, as well as tiered double-digit royalties on global sales of Amigal. GSK and the Company will jointly fund development costs in accordance with an agreed upon development plan. This plan provides that the Company will fund 50% of the development costs for 2011 and 25% of the development costs in 2012 and beyond. The Company’s development costs are subject to annual and aggregate caps. Additionally, GSK purchased approximately 6.9 million shares of the Company’s common stock at $4.56 per share, a 30% premium on the average price per share of the Company’s stock over a 60 day period preceding the closing date of the transaction. The total value of this equity investment to the Company was approximately $31 million and represents a 19.9% ownership position in the Company. Under the terms of the collaboration agreement, while the Company will collaborate with GSK, GSK will have decision-making authority over clinical, regulatory and commercial matters. Additionally, GSK will have primary responsibility for interactions with regulatory agencies and prosecuting applications for marketing and reimbursement approvals worldwide.

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
In accordance with the revenue recognition guidance related to multiple-element arrangements, the Company identified all of the deliverables at the inception of the agreement. The significant deliverables were determined to be the worldwide licensing rights to Amigal, the technology and “know how” transfer of Amigal development to date, the delivery of the Company’s common stock and the research services to continue and complete the development of Amigal. The Company determined that the worldwide licensing rights, the technology and “know how” transfer together with the research services represent one unit of accounting as none of these three deliverables on its own has standalone value separate from the other. The Company also determined that the delivery of the Company’s common stock does have standalone value separate from the worldwide licensing rights, the technology and “know how” transfer and the research services. As a result, the Company’s common stock is considered a separate unit of accounting and was accounted for as an issuance of common stock. However, as the Company’s common stock was sold at a premium to the market closing price, the premium amount paid over the market closing price was considered as additional consideration paid to the Company for the collaboration agreement and was included as consideration for the single unit of accounting identified above.
The total arrangement consideration which was allocated to the single unit of accounting identified above was $33.2 million which consists of the upfront license payment of $30 million and the premium over the closing market price of the common stock transaction of $3.2 million. The Company will recognize this consideration as Collaboration Revenue on a straight-line basis over the development period of 5.2 years as included in the detailed development plan that was included in the collaboration agreement. The Company determined that the overall level of activity over the development period approximates a straight-line approach. At December 31, 2010, the Company recognized approximately $0.9 million of the total arrangement consideration as Collaboration Revenue.
The Company evaluated the contingent milestones included in the collaboration agreement at the inception of the collaboration agreement and determined that the contingent milestones are substantive milestones and will be recognized as revenue in the period that the milestone is achieved. The Company determined that the research based milestones are commensurate with the enhanced value of each delivered item as a result of the Company’s specific performance to achieve the milestones. There is considerable effort underway to meet the specified milestones and complete the development of Amigal. Additionally, there is considerable time and effort involved in evaluating the data from the clinical trials that are planned and underway and if acceptable, in preparing the documentation required for filing for approval with the applicable regulatory authorities. The research based milestones would relate to past performances when achieved and are reasonable relative to the other payment terms within the collaboration agreement, including the $30 million upfront payment and the cost sharing arrangement.
Shire
In November 2007, the Company entered into a collaboration agreement with Shire. Under the agreement, the Company and Shire were jointly developing the Company’s three lead pharmacological chaperone compounds for lysosomal storage disorders: Amigal, Plicera and AT2220. The Company granted Shire the rights to commercialize these products outside the U.S. and retained all rights to its other programs and to develop and commercialize Amigal, Plicera and AT2220 in the U.S.
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
In October 2009, the Company and Shire agreed to mutually terminate the collaboration agreement upon concluding that it was in their respective best interests to no longer collaborate on the development of the Company’s three lead pharmacological chaperone compounds for the treatment of lysosomal storage disorders. As a result of this termination, Amicus reacquired all global development and commercialization rights from Shire for these lead programs. Shire paid the Company $5.2 million as full and final payment for amounts due to the Company under the collaboration agreement, and both parties were relieved of all other future obligations thereunder, financial or otherwise.

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
At December 31, 2010, the current and long-term amounts due under the loan agreement were $1.3 million and $1.0 million, respectively. The carrying amount of the Company’s borrowings approximates fair value at December 31, 2010.
The remaining future minimum payments due as of December 31, 2010 are as follows (in thousands):

Years ending December 31:
2011	$1,400
2012	1,080
2013	—

2,480
Less payments for interest	(183)

Total principal obligation	2,297
Less short-term portion	(1,253)

Long-term portion	$1,044

14. Restructuring Charges
In October 2009, the Company announced a work-force reduction of approximately 20 percent, or 26 employees, as a part of a corporate restructuring, with reductions occurring across all levels and organizations within the Company. This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities. The Company recorded restructuring charges of $0.9 million during the fourth quarter of 2009 for employment termination costs payable in cash in connection with the workforce reduction. There were no restructuring charges related to employment termination costs unpaid at December 31, 2010. There were no additional restructuring costs incurred in 2010.
In December 2009, the Company initiated and completed a facilities consolidation effort, closing one of its subleased locations in Cranbury, NJ. The Company recorded a charge of $0.7 million during the fourth quarter of 2009 for minimum lease payments of $0.5 million and the write-down of fixed assets in the facility.
The following table summarizes the restructuring charges and utilization for the year ended December 31, 2010 (in thousands):

	Balance				Balance
	as of				as of
	December 31,		Cash		December 31,
	2009	Charges	Payments	Adjustments	2010
Employment termination costs	$271	$—	$(271)	$—	$—
Facilities consolidation	497	—	(229)	—	268

Total	$768	$—	$(500)	$—	$268

Amicus Therapeutics, Inc.
(a development stage company)
Notes To Consolidated Financial Statements — (Continued)
15. Selected Quarterly Financial Data (Unaudited — in thousands except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31

2009
Net (loss)/income (2)	(12,472)	(13,623)	(13,429)	32,956
Basic net (loss)/income per common share (1)	(0.55)	(0.60)	(0.59)	1.46
Diluted net (loss)/income per common share (1)	(0.55)	(0.60)	(0.59)	1.45

2010
Net loss	(13,176)	(11,315)	(15,357)	(15,088)
Basic and diluted net loss per common share (1)	(0.54)	(0.41)	(0.56)	(0.48)

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amounts because of differences on the weighted-average common shares outstanding during each period principally due to the effect of the Company issuing shares of its common stock during the year.

(2)	Net income for the quarter ended December 31, 2009 was primarily due to the termination of the collaboration agreement with Shire and the resulting recognition of the balance of deferred revenue of $44.7 million.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Item 9B.	OTHER INFORMATION.
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive proxy statement for our 2010 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report of Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.
Executive Officers
The following table sets forth certain information regarding our current executive officers as of February 23, 2011.
John F. Crowley has served as Chairman and Chief Executive Officer since February 2011, Chairman, President and Chief Executive Officer since February 2010 and President and Chief Executive Officer since January 2005, and has also served as a Director of Amicus since August 2004, with the exception of the period from September 2006 to March 2007 when he was not an officer or director of Amicus while he was in active duty service in the United States Navy (Reserve). He was President and Chief Executive Officer of Orexigen Therapeutics, Inc. from September 2003 to December 2004. Mr. Crowley was President and Chief Executive Officer of Novazyme Pharmaceuticals, Inc., from March 2000 until that company was acquired by Genzyme Corporation in September 2001; thereafter he served as Senior Vice President of Genzyme Therapeutics until December 2002. Mr. Crowley received a B.S. degree in Foreign Service from Georgetown University’s School of Foreign Service, a J.D. from the University of Notre Dame Law School, and an M.B.A. from Harvard Business School.
Matthew R. Patterson has served as President and Chief Operating Officer since February 2011 and Chief Operating Officer since September 2006. From December 2004 to September 2006 he served as Chief Business Officer. From 1998-2004, Mr. Patterson worked at BioMarin Pharmaceutical Inc. where he was Vice President, Regulatory and Government Affairs from 2001 to 2003 and later Vice President, Commercial Planning from 2003-2004. From 1993-1998, Mr. Patterson worked in various roles at Genzyme Corporation in Regulatory Affairs and Manufacturing. Mr. Patterson received a B.A. in Biochemistry from Bowdoin College.
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
Enrique Diloné, Ph.D., RAC, has served as Vice President, Technical Operations since January 2011. From August 2009 to January 2011, he served as Senior Director, Quality Control and Analytical Chemistry. Prior to joining Amicus, Dr. Diloné served as Executive Director of Quality and Analytics at NovaDel Pharma, a specialty pharmaceutical company developing oral spray formulations, from February 2007 to August 2009. Dr. Diloné served as Senior Director/Director of Analytical Operations at OSI/Eyetech Pharmaceuticals from February 2002 to December 2006. He received a Ph.D. and an M.S., both in Chemistry, from Seton Hall University, and a B.A. in Chemistry from New York University. He is also certified in US Regulatory Affairs.
Ken Valenzano, Ph.D., has served as Vice President, Pharmacology since May 2010. From July 2005 to May 2010, he served as Senior Director and Director, Pharmacology. Prior to joining Amicus, Dr. Valenzano served in a variety of scientific leadership roles at Purdue Pharma from 1999-2005. He received a Ph.D. from the joint Pharmacology program of Rutgers University and University of Medicine and Dentistry of NJ, Robert Wood Johnson Medical School in 1995. He received a B.S. in Biology from Villanova University.
Kenneth W. Peist, Esq., has served as Vice President, Intellectual Property since January 2011 and, prior thereto, as Senior Director, Intellectual Property since December 2007. From 1998 to 2007, he held a variety of legal positions at Bristol-Myers Squibb Co., Vitae Pharmaceuticals and ExxonMobil. Mr. Peist received his J.D. from Seton Hall University School of Law in 1998 and a B.S. from Old Dominion University in 1986.
The other information required by this item is incorporated by reference from the definitive proxy statement which Amicus will file with the Securities and Exchange Commission no later than 120 days after December 31, 2010 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
3. Exhibits

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

3.1	Restated Certificate of Incorporation of the Registrant.	S-1 (333-141700)	5/17/07	3.2
3.2	Restated By-laws of the Registrant.	S-1/A (333-141700)	4/27/07	3.4
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1 (333-141700)	3/30/07	4.1
4.2	Third Amended and Restated Investor Rights Agreement, dated as of September 13, 2006, as amended	S-1 (333-141700)	3/30/07	4.3
4.3	Form of Warrant	Form 8-K	2/25/10	4.1
10.1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333-141700)	4/27/07	10.1
+ 10.2	Amended and Restated License Agreement, dated October, 31, 2008, by and between the Registrant and Mount Sinai School of Medicine of New York University	Form 10-K	2/6/09	10.3
+ 10.3	License Agreement, dated as of June 26, 2003, by and between the Registrant and University of Maryland, Baltimore County, as amended	S-1 (333-141700)	3/30/07	10.4
+ 10.4	Exclusive License Agreement, dated as of June 8, 2005, by and between the Registrant and Novo Nordisk, A/S	S-1 (333-141700)	3/30/07	10.5
10.5	Sublease Agreement, dated as of May 12, 2005, by and between the Registrant and Purdue Pharma, L.P.	S-1 (333-141700)	3/30/07	10.6
10.6	Amended and Restated Employment Agreement, dated as of December 17, 2010, by and between the Registrant and John F. Crowley	Form 8-K Current Report	12/21/10	10.1
10.7	Letter Agreement, dated as of November 9, 2004, by and between the Registrant and Matthew R. Patterson	S-1 (333-141700)	3/30/07	10.8
10.8	Letter Agreement, dated as of December 19, 2005, by and between the Registrant and David Lockhart, Ph.D.	S-1 (333-141700)	3/30/07	10.10
10.9	Form of Director and Officer Indemnification Agreement	S-1 (333-141700)	3/30/07	10.17
10.10	Restricted Stock Agreement, dated as of March 8, 2007, by and between the Registrant and James E. Dentzer	S-1/A (333-141700)	4/27/07	10.20
10.11	Restricted Stock Agreement, dated as of March 8, 2007, by and between the Registrant and Glenn P. Sblendorio	S-1/A (333-141700)	4/27/07	10.21
10.12	Lease Agreement, dated as of July 31, 2006, by and between the Registrant and Cedar Brook II Corporate Center, L.P.	S-1/A (333-141700)	4/27/07	10.22
10.13	Amended and Restated 2007 Director Option Plan and form of option agreement	Form 8-K Current Report	6/18/10	10.2
10.14	2007 Employee Stock Purchase Plan	S-1/A (333-141700)	5/17/07	10.24
10.15	Amicus Therapeutics, Inc. 2007 Amended and Restated Equity Incentive Plan	Form 8-K Current Report	6/18/10	10.1

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

10.16	Lease Agreement dated as of September 11, 2008 by and between the Registrant and A/G Touchstone, TP, LLC.	Form 8-K Current Report	9/15/08	10.1
+ 10.17	License and Collaboration Agreement, dated as of November 7, 2007, by and between the Registrant and Shire Pharmaceuticals Ireland, Ltd.	Form 10-K Annual Report	2/08/08	10.20
10.18	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and David Lockhart, Ph.D.	Form 8-K Current Report	12/31/08	10.4
10.19	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Matthew R. Patterson	Form 8-K Current Report	12/31/08	10.3
10.20	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Bradley L. Campbell	Form 10-K	2/6/09	10.26
10.21	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and S. Nicole Schaeffer	Form 10-K	2/6/09	10.28
10.22	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and John R. Kirk	Form 10-K	2/6/09	10.29
10.23	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Geoffrey P. Gilmore	Form 10-K	2/6/09	10.31
10.24	Summary Management Bonus Program	Form 10-Q	5/8/09	10.1
10.25	First Amendment to Lease Agreement dated June 11, 2009 between the Registrant and Cedar Brook 5 Corporate Center, L.P.	Form 10-Q	8/6/09	10.1
10.26	Mutual Termination Agreement dated as of October 29, 2009 between Amicus Therapeutics, Inc. and Shire Pharmaceuticals Ireland Ltd.	Form 8-K	10/29/09	10.1
10.27	Placement Agency Agreement dated February 25, 2010 between Amicus Therapeutics, Inc. and Leerink Swann LLC	Form 8-K	2/25/10	10.2
10.28	Form of Subscription Agreement	Form 8-K	2/25/10	10.1
10.29	Letter Agreement, dated as of March 2, 2009, by and between the Registrant and John M. McAdam	Form 8-K	3/4/10	10.1
++ 10.30	License and Collaboration Agreement dated as of October 28, 2010 by and between the Registrant and Glaxo Group Limited				X
++ 10.31	Stock Purchase Agreement dated as of October 28, 2010 by and between the Registrant and Glaxo Group Limited				X
10.32	Letter Agreement, dated as of May 10, 2010 by and between the Registrant and Ken Valenzano				X
10.33	Letter Agreement, dated as of January 3, 2011 by and between the Registrant and Kenneth Peist				X
10.34	Letter Agreement, dated as of January 3, 2011 by and between the Registrant and Enrique Dilone				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treated has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

++	Confidential treated has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2011.

AMICUS THERAPEUTICS, INC. (Registrant)
By:	/s/ John F. Crowley
John F. Crowley
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Crowley (John F. Crowley)	Chairman and Chief Executive Officer (Principal Executive Officer)	March 4, 2011

/s/ Daphne Quimi (Daphne Quimi)	Corporate Controller (Principal Financial and Accounting Officer)	March 4, 2011

/s/ Donald J. Hayden (Donald J. Hayden)	Director	March 4, 2011

/s/ Sol J. Barer, Ph.D. (Sol J. Barer, Ph.D.)	Director	March 4, 2011

/s/ Alexander E. Barkas, Ph.D. (Alexander E. Barkas, Ph.D.)	Director	March 4, 2011

/s/ James Barrett, Ph.D. (James Barrett, Ph.D.)	Director	March 4, 2011

/s/ Margaret G. McGlynn, R.Ph. (Margaret G. McGlynn, R.Ph.)	Director	March 4, 2011

/s/ P. Sherrill Neff (P. Sherrill Neff)	Director	March 4, 2011

/s/ Michael G. Raab (Michael G. Raab)	Director	March 4, 2011

/s/ Glenn Sblendorio (Glenn Sblendorio)	Director	March 4, 2011

/s/ James N. Topper, M.D., Ph.D. (James N. Topper, M.D., Ph.D.)	Director	March 4, 2011

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

3.1	Restated Certificate of Incorporation of the Registrant.	S-1 (333-141700)	5/17/07	3.2
3.2	Restated By-laws of the Registrant.	S-1/A (333-141700)	4/27/07	3.4
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1 (333-141700)	3/30/07	4.1
4.2	Third Amended and Restated Investor Rights Agreement, dated as of September 13, 2006, as amended	S-1 (333-141700)	3/30/07	4.3
4.3	Form of Warrant	Form 8-K	2/25/10	4.1
10.1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333-141700)	4/27/07	10.1
+ 10.2	Amended and Restated License Agreement, dated October, 31, 2008, by and between the Registrant and Mount Sinai School of Medicine of New York University	Form 10-K	2/6/09	10.3
+ 10.3	License Agreement, dated as of June 26, 2003, by and between the Registrant and University of Maryland, Baltimore County, as amended	S-1 (333-141700)	3/30/07	10.4
+ 10.4	Exclusive License Agreement, dated as of June 8, 2005, by and between the Registrant and Novo Nordisk, A/S	S-1 (333-141700)	3/30/07	10.5
10.5	Sublease Agreement, dated as of May 12, 2005, by and between the Registrant and Purdue Pharma, L.P.	S-1 (333-141700)	3/30/07	10.6
10.6	Amended and Restated Employment Agreement, dated as of December 17, 2010, by and between the Registrant and John F. Crowley	Form 8-K Current Report	12/31/10	10.1
10.7	Letter Agreement, dated as of November 9, 2004, by and between the Registrant and Matthew R. Patterson	S-1 (333-141700)	3/30/07	10.8
10.8	Letter Agreement, dated as of December 19, 2005, by and between the Registrant and David Lockhart, Ph.D.	S-1 (333-141700)	3/30/07	10.10
10.9	Form of Director and Officer Indemnification Agreement	S-1 (333-141700)	3/30/07	10.17
10.10	Restricted Stock Agreement, dated as of March 8, 2007, by and between the Registrant and James E. Dentzer	S-1/A (333-141700)	4/27/07	10.20
10.11	Restricted Stock Agreement, dated as of March 8, 2007, by and between the Registrant and Glenn P. Sblendorio	S-1/A (333-141700)	4/27/07	10.21
10.12	Lease Agreement, dated as of July 31, 2006, by and between the Registrant and Cedar Brook II Corporate Center, L.P.	S-1/A (333-141700)	4/27/07	10.22
10.13	2007 Director Option Plan and form of option agreement	S-1/A (333-141700)	5/17/07	10.23
10.14	2007 Employee Stock Purchase Plan	S-1/A (333-141700)	5/17/07	10.24
10.15	Amicus Therapeutics, Inc. 2007 Amended and Restated Equity Incentive Plan	Form 8-K Current Report	6/12/08	10.1
10.16	Lease Agreement dated as of September 11, 2008 by and between the Registrant and A/G Touchstone, TP, LLC.	Form 8-K Current Report	9/15/08	10.1
+ 10.17	License and Collaboration Agreement, dated as of November 7, 2007, by and between the Registrant and Shire Pharmaceuticals Ireland, Ltd.	Form 10-K Annual Report	2/08/08	10.20
10.18	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and David Lockhart, Ph.D.	Form 8-K Current Report	12/31/08	10.4

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

10.19	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Matthew R. Patterson	Form 8-K Current Report	12/31/08	10.3
10.20	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Bradley L. Campbell	Form 10-K	2/6/09	10.26
10.21	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and S. Nicole Schaeffer	Form 10-K	2/6/09	10.28
10.22	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and John R. Kirk	Form 10-K	2/6/09	10.29
10.23	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Geoffrey P. Gilmore	Form 10-K	2/6/09	10.31
10.24	Summary Management Bonus Program	Form 10-Q	5/8/09	10.1
10.25	First Amendment to Lease Agreement dated June 11, 2009 between the Registrant and Cedar Brook 5 Corporate Center, L.P.	Form 10-Q	8/6/09	10.1
10.26	Mutual Termination Agreement dated as of October 29, 2009 between Amicus Therapeutics, Inc. and Shire Pharmaceuticals Ireland Ltd.	Form 8-K	10/29/09	10.1
10.27	Placement Agency Agreement dated February 25, 2010 between Amicus Therapeutics, Inc. and Leerink Swann LLC	Form 8-K	2/25/10	10.2
10.28	Form of Subscription Agreement	Form 8-K	2/25/10	10.1
10.29	Letter Agreement, dated as of March 2, 2010, by and between the Registrant and John M. McAdam	Form 8-K	3/4/10	10.1
++ 10.30	License and Collaboration Agreement dated as of October 28, 2010 by and between the Registrant and Glaxo Group Limited				X
++ 10.31	Stock Purchase Agreement dated as of October 28, 2010 by and between the Registrant and Glaxo Group Limited				X
10.32	Letter Agreement, dated as of May 10, 2010 by and between the Registrant and Ken Valenzano				X
10.33	Letter Agreement, dated as of January 3, 2011 by and between the Registrant and Kenneth Peist				X
10.34	Letter Agreement, dated as of January 3, 2011 by and between the Registrant and Enrique Dilone				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treated has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

++	Confidential treated has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.