Form 10-Q
period 2011-03-31
AMICUS THERAPEUTICS INC
filed 2011-05-05
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of April 26, 2011 was 34,516,180 shares.

AMICUS THERAPEUTICS, INC
Form 10-Q for the Quarterly Period Ended March 31, 2011
We have filed applications to register certain trademarks in the United States and abroad, including AMICUSTM, AMICUS THERAPEUTICSTM (and design), AMIGALTM and PLICERATM.

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2010 that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.
You should read this quarterly report on Form 10-Q in conjunction with the documents that we reference herein. We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	December 31,	March 31,
	2010	2011
Assets:
Current assets:
Cash and cash equivalents	$29,572	$27,662
Investments in marketable securities	77,873	66,112
Receivable due from GSK	—	3,969
Prepaid expenses and other current assets	2,236	2,304

Total current assets	109,681	100,047

Property and equipment, less accumulated depreciation and amortization of $8,095 and $8,533 at December 31, 2010 and March 31, 2011, respectively	2,604	2,237
Other non-current assets	267	267

Total Assets	$112,552	$102,551

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,290	$7,418
Current portion of capital lease obligations	40	—
Current portion of deferred revenue	6,640	7,965
Current portion of secured loan	1,253	1,253

Total current liabilities	16,223	16,636

Deferred revenue, less current portion	25,639	23,979
Warrant liability	4,712	8,144
Secured loan, less current portion	1,044	731

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 34,508,932 shares issued and outstanding at December 31, 2010, 50,000,000 shares authorized, 34,516,180 shares issued and outstanding at March 31, 2011	406	406
Additional paid-in capital	290,248	291,696
Accumulated other comprehensive income	(28)	1
Deficit accumulated during the development stage	(225,692)	(239,042)

Total stockholders’ equity	64,934	53,061

Total Liabilities and Stockholders’ Equity	$112,552	$102,551

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

			Period from
			February 4,
			2002
	Three Months		(inception)
	Ended March 31,		to March 31,
	2010	2011	2011
Revenue:
Research revenue	$—	$4,306	$35,414
Collaboration revenue	—	1,660	52,582

Total revenue	—	5,966	87,996

Operating Expenses:
Research and development	$8,889	$11,125	$225,889
General and administrative	3,925	4,402	97,771
Restructuring charges	—	—	1,522
Impairment of leasehold improvements	—	—	1,030
Depreciation and amortization	536	438	8,916
In-process research and development	—	—	418

Total operating expenses	13,350	15,965	335,546

Loss from operations	(13,350)	(9,999)	(247,550)
Other income (expenses):
Interest income	53	59	13,972
Interest expense	(83)	(48)	(2,233)
Change in fair value of warrant liability	204	(3,432)	(5,296)
Other income	—	70	231

Loss before tax benefit	(13,176)	(13,350)	(240,876)
Benefit from income taxes	—	—	1,834

Net loss	(13,176)	(13,350)	(239,042)
Deemed dividend	—	—	(19,424)
Preferred stock accretion	—	—	(802)

Net loss attributable to common stockholders	$(13,176)	$(13,350)	$(259,268)

Net loss attributable to common stockholders per common share — basic and diluted	$(0.54)	$(0.39)

Weighted-average common shares outstanding — basic and diluted	24,289,422	34,498,926

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Three Months		(inception) to
	Ended March 31,		March 31,
	2010	2011	2011
Operating activities
Net loss	$(13,176)	$(13,350)	$(239,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	536	438	8,916
Amortization of non-cash compensation	—	—	522
Stock-based compensation — employees	1,716	1,418	28,477
Stock-based compensation — non-employees	—	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	(204)	3,432	5,296
Loss on disposal of asset	—	—	360
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Beneficial conversion feature related to bridge financing	—	—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(242)	(4,037)	(6,273)
Other non-current assets	218	—	(288)
Accounts payable and accrued expenses	(2,277)	(872)	7,418
Deferred revenue	—	(335)	31,944

Net cash used in operating activities	(13,429)	(13,306)	(158,489)
Investing activities
Sale and redemption of marketable securities	19,771	30,889	604,503
Purchases of marketable securities	(8,799)	(19,099)	(670,734)
Purchases of property and equipment	(69)	(71)	(12,540)

Net cash provided by/(used in) investing activities	10,903	11,719	(78,771)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	143,022
Proceeds from the issuance of common stock and warrants, net of issuance costs	17,153	—	113,307
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(102)	(40)	(5,587)
Payments of secured loan agreement	(313)	(313)	(1,774)
Proceeds from exercise of stock options	11	30	1,321
Proceeds from exercise of warrants (common and preferred)	—	—	264
Proceeds from capital asset financing arrangement	—	—	5,611
Proceeds from secured loan agreement	—	—	3,758

Net cash provided by/(used in) financing activities	16,749	(323)	264,922

Net increase/(decrease) in cash and cash equivalents	14,223	(1,910)	27,662
Cash and cash equivalents at beginning of period	19,339	29,572	—

Cash and cash equivalents at end of period	$33,562	$27,662	$27,662

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Three Months		(inception) to
	Ended March 31,		March 31,
	2010	2011	2011
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$83	$48	$1,932
Non-cash activities
Conversion of notes payable to preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$—	$—	$148,951
Accretion of redeemable convertible preferred stock	$—	$—	$802
Beneficial conversion feature related to the issuance of Series C redeemable convertible preferred stock	$—	$—	$19,424
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
In October 2010, the Company entered into the License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline PLC (GSK), to develop and commercialize Amigal. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize Amigal. In consideration of the license grant, the Company received an upfront, license payment of $30 million and a premium related to the equity portion of the transaction of $3.2 million from GSK and is eligible to receive further payments of approximately $170 million upon the successful achievement of development and commercialization milestones, as well as tiered double-digit royalties on global sales of Amigal. GSK and the Company will jointly fund development costs in accordance with an agreed upon development plan. For further information, see “— Note 8. Collaborative Agreements.”
The Company had an accumulated deficit of approximately $239.0 million at March 31, 2011 and anticipates incurring losses through the year 2011 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from our initial public offering (IPO) and subsequent stock offerings, payments from partners during the terms of the collaboration agreements and other financing arrangements. In March 2010, the Company sold 4.95 million shares of its common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors for net proceeds of $17.1 million. In October 2010, the Company sold 6.87 million shares of its common stock as part of the License and Collaboration Agreement with GSK for proceeds of $31 million. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2011.
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
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. For a complete description of the Company’s accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
The Company’s current revenue recognition policies provide that, when a collaboration arrangement contains multiple deliverables, such as license and research and development services, the Company allocates revenue to each separate unit of accounting based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) its vendor specific objective evidence (VSOE) if available, (ii) third party evidence (TPE) if VSOE is not available, or (iii) estimated selling price (BESP) if neither VSOE nor TPE is available. The Company would establish the VSOE of selling price using the price charged for a deliverable when sold separately. The TPE of selling price would be established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price would be established considering internal factors such as an internal pricing analysis or an income approach using a discounted cash flow model.
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
The Company’s collaboration agreement with GSK provides for, and any future collaborative agreements the Company may enter into also may provide for, contingent milestone payments. In order to determine the revenue recognition for these contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards (FASB) guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that (i) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from the Company’s activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved.
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
Subsequent Events
On April 18, 2011, John F. Crowley resigned as Chairman and Chief Executive Officer of the Company and was appointed by the Board of Directors of the Company (the “Board”) as Executive Chairman. Mr. Crowley will serve as Executive Chairman until September 30, 2011, subject to an extension of up to three months upon the mutual agreement of Mr. Crowley and the Company. In his role as Executive Chairman, Mr. Crowley will perform all the duties of Chairman of the Board and such other executive officer duties as the Board may assign him from time to time at its sole discretion, and will provide at least 20 hours of service per week to the Company.
Upon Mr. Crowley’s resignation as Chairman and Chief Executive Officer, the Board appointed Matthew R. Patterson as Acting Chief Executive Officer and Principal Executive Officer of the Company, in addition to his duties as President of the Company. The Board intends to shortly initiate a search for a permanent Chief Executive Officer and will include Mr. Patterson as a candidate for the position.
As previously disclosed, in connection with Mr. Crowley’s transition to his new role as Executive Chairman and Mr. Patterson’s appointment as Acting Chief Executive Officer, the Company entered into a new employment agreement with Mr. Crowley and an amended severance agreement with Mr. Patterson. Mr. Crowley’s employment agreement included terms that modified his outstanding stock option grants. As a result of this modification, the Company expects to record additional compensation expense of approximately $0.7 million in the second quarter of 2011. The Company also granted Mr. Patterson 50,000 shares of restricted stock.
Note 2. Cash, Cash Equivalents and Available-for-Sale Investments
As of March 31, 2011, the Company held $27.7 million in cash and cash equivalents and $66.1 million of available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.

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
The Company’s investment portfolio has not been materially adversely impacted by the recent disruption in credit markets.
Cash and available for sale securities consisted of the following as of December 31, 2010 and March 31, 2011 (in thousands):

	As of December 31, 2010
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$29,572	$—	$—	$29,572
U.S. government agency securities	12,000	—	(9)	11,991
Corporate debt securities	42,075	2	(33)	42,044
Commercial paper	23,476	12	—	23,488
Certificate of deposit	350	—	—	350

	$107,473	$14	$(42)	$107,445

Included in cash and cash equivalents	$29,572	$—	$—	$29,572
Included in marketable securities	77,901	14	(42)	77,873

Total cash and available for sale securities	$107,473	$14	$(42)	$107,445

	As of March 31, 2011
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$27,662	$—	$—	$27,662
U.S. government agency securities	3,000	—	(1)	2,999
Corporate debt securities	43,531	5	(17)	43,519
Commercial paper	19,230	14	—	19,244
Certificate of deposit	350	—	—	350

	$93,773	$19	$(18)	$93,774

Included in cash and cash equivalents	$27,662	$—	$—	$27,662
Included in marketable securities	66,111	19	(18)	66,112

Total cash and available for sale securities	$93,773	$19	$(18)	$93,774

Unrealized gains and losses are reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity. For the year ended December 31, 2010, unrealized holding gains included in accumulated other comprehensive income was less than $0.1 million. For the three months ended March 31, 2011, unrealized holding gains included in accumulated other comprehensive income were de minimis.
For the year ended December 31, 2010 and the three months ended March 31, 2011, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available for sale securities as of December 31, 2010 and March 31, 2011 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months. The fair value of these available for sale securities in unrealized loss positions was $46.1 million and $31.2 million as of December 31, 2010 and March 31, 2011, respectively.
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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2010	2011
Statement of Operations
Net loss attributable to common stockholders	$(13,176)	$(13,350)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.54)	$(0.39)
Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 6.6 million and 7.7 million for the three months ended March 31, 2010 and 2011, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Note 4. Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2011

Net loss	$(13,176)	$(13,350)
Change in unrealized net (loss)/gain on marketable securities	(41)	29

Comprehensive loss	$(13,217)	$(13,321)

Accumulated other comprehensive loss equals the unrealized net gains and losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.
Note 5. Stockholders’ Equity
Common Stock and Warrants
As of March 31, 2011, the Company was authorized to issue 50,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

In October 2010 in connection with the License and Collaboration Agreement, GSK purchased approximately 6.9 million shares of the Company’s common stock at $4.56 per share. The total value of this equity investment was approximately $31 million and represents a 19.9% ownership position in the Company.
In March 2010, the Company sold 4.9 million shares of its common stock and warrants to purchase 1.9 million shares of common stock in a registered direct offering to a selected group of institutional investors through a Registration Statement on Form S-3 that was declared effective by the SEC on May 27, 2009. The shares of common stock and warrants were sold in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The aggregate offering proceeds were $18.5 million. Leerink Swann LLC served as sole placement agent for the offering. The Company intends to use the net proceeds from the sale of the common stock and warrants for general corporate purposes and to further to advance the development of the Company’s lead product candidate, Amigal, and the completion of certain activities required for the submission of a license application globally.
Stock Option Plans
During the three months ended March 31, 2011, the Company recorded compensation expense of approximately $1.4 million. The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities. As of March 31, 2011, the total unrecognized compensation cost related to non-vested stock options granted was $8.9 million and is expected to be recognized over a weighted average period of 2.5 years.
The fair value of the options granted is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2010	2011
Expected stock price volatility	80.5%	78.8%
Risk free interest rate	2.7%	2.3%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00
A summary of option activities related to the Company’s stock options for the three months ended March 31, 2011 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in millions)

Balance at December 31, 2010	5,104.1	$7.27
Options granted	938.8	$5.88
Options exercised	(7.2)	$4.16
Options forfeited	(141.2)	$5.74

Balance at March 31, 2011	5,894.5	$7.09	7.7 years	$9.3

Vested and unvested expected to vest, March 31, 2011	5,584.9	$7.19	7.6 years	$8.6
Exercisable at March 31, 2011	3,007.4	$8.58	6.4 years	$3.1

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
At March 31, 2011, the current and long-term amounts due under the loan agreement were $1.3 million and $0.7 million, respectively. The carrying amount of the Company’s borrowings approximates fair value at March 31, 2011.
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
Cash, Money Market Funds and Marketable Securities
The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2011. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2011.
Secured Debt
As disclosed in Note 6, the Company has a loan and security agreement with Silicon Valley Bank. The carrying amount of the Company’s borrowings approximates fair value at March 31, 2011. The Company’s secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

Warrants
The Company allocated $3.3 million of proceeds from its March 2010 registered direct offering to warrants issued in connection with the offering that was classified as a liability. The valuation of the warrants is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the warrant liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black Scholes model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. There are six inputs: closing price of Amicus stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Amicus’ stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Amicus stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market. The riskless rate of return is a Level 2, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy. This liability is subject to fair value mark-to-market adjustment each period. As a result, for the three month period ended March 31, 2011, the Company recognized the change in the fair value of the warrant liability as a non-operating expense of $3.4 million. The resulting fair value of the warrant liability at March 31, 2011, was $8.1 million.
A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of March 31, 2011, are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$27,662	$—	$27,662
U.S. government agency securities	—	2,999	2,999
Corporate debt securities	—	43,519	43,519
Commercial paper	—	19,244	19,244
Certificate of deposit	—	350	350

	$27,662	$66,112	$93,774

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$1,984	$—	$1,984
Warrants liability	—	—	8,143	8,143

	$—	$1,984	$8,143	$10,127

The following table summarizes the changes in Level 3 liability for the three months ended March 31, 2011 (in thousands):

	Balance as of		Balance as of
	December 31,	Increase/(decrease)	March 31,
	2010	in fair value	2011

Warrants liability	$4,712	$3,432	$8,144

Note 8. Collaborative Agreements
GSK
On October 28, 2010, the Company entered into the License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GSK, to develop and commercialize Amigal. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize Amigal. In consideration of the license grant, the Company received an upfront, license payment of $30 million from GSK and is eligible to receive further payments of approximately $170 million upon the successful achievement of development and commercialization milestones, as well as tiered double-digit royalties on global sales of Amigal. GSK and the Company will jointly fund development costs in accordance with an agreed upon development plan. This plan provides that the Company will fund 50% of the development costs for 2011 and 25% of the development costs in 2012 and beyond. The Company’s development costs are subject to annual and aggregate caps. Additionally, GSK purchased approximately 6.9 million shares of the Company’s common stock at $4.56 per share. The total value of this equity investment to the Company was approximately $31 million and represents a 19.9% ownership position in the Company. Under the terms of the collaboration agreement, while the Company will collaborate with GSK, GSK will have decision-making authority over clinical, regulatory and commercial matters. Additionally, GSK will have primary responsibility for interactions with regulatory agencies and prosecuting applications for marketing and reimbursement approvals worldwide.
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
The total arrangement consideration which was allocated to the single unit of accounting identified above was $33.2 million which consists of the upfront license payment of $30 million and the premium over the closing market price of the common stock transaction of $3.2 million. The Company will recognize this consideration as Collaboration Revenue on a straight-line basis over the development period of 5.2 years as included in the detailed development plan that was included in the collaboration agreement. The Company determined that the overall level of activity over the development period approximates a straight-line approach. At March 31, 2011, the Company recognized approximately $1.7 million of the total arrangement consideration as Collaboration Revenue.
The revenue associated with reimbursements for research and development costs under collaboration agreements is included in Research Revenue and the costs associated with these reimbursable amounts are included in research and development expenses. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has not commenced its planned principal operations (i.e., selling commercial products) and is a development stage enterprise, therefore development activities are part of its ongoing central operations. During the three months ended March 31, 2011, the Company recorded $4.3 million in Research Revenue. As of March 31, 2011, the Company recorded $4.0 million of current receivable due from GSK related to reimbursed research and development costs.

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
Note 9. Restructuring Charges
In October 2009, the Company announced a work-force reduction of approximately 20 percent, or 26 employees, as a part of a corporate restructuring, with reductions occurring across all levels and organizations within the Company. This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities. The Company recorded restructuring charges of $0.9 million during the fourth quarter of 2009 for employment termination costs payable in cash in connection with the workforce reduction. There were no restructuring charges related to employment termination costs unpaid at March 31, 2011. There were no additional restructuring costs incurred through March 31, 2011.
In December 2009, the Company initiated and completed a facilities consolidation effort, closing one of its subleased locations in Cranbury, NJ. The Company recorded a charge of $0.7 million during the fourth quarter of 2009 for minimum lease payments of $0.5 million and the write-down of fixed assets in the facility.
The following table summarizes the restructuring charges and utilization for the three months ended March 31, 2011 (in thousands):

	Balance				Balance
	as of				as of
	December 31,				March 31,
	2010	Charges	Cash Payments	Adjustments	2011

Facilities consolidation	$268	—	$(57)	—	$211

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our Phase 3 clinical development program for the use of Amigal as monotherapy in Fabry disease includes two clinical trials: Study 011 and Study 012. We have enrolled a majority of the planned 60 patients for Study 011, and have commenced an additional Phase 3 study (Study 012). We plan to use the data from Study 011 to support the filing of a New Drug Application, or NDA, for marketing approval in the United States and the data from Study 012 to support the filing of an application for marketing authorization in Europe.
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
We have generated significant losses to date and expect to continue to generate losses as we continue the clinical development of our drug candidates, including Amigal, and conduct preclinical studies on other programs. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through March 31, 2011, we have accumulated a deficit of $239.0 million. As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial over at least the next couple of years.

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
As previously disclosed, on April 18, 2011, John F. Crowley resigned as Chairman and Chief Executive Officer of the Company and was appointed by the Board of Directors of the Company (the “Board”) as Executive Chairman, He will serve as Executive Chairman until September 30, 2011, subject to an extension of up to three months if he and the Company agree. Our Board has appointed Matthew R. Patterson as Acting Chief Executive Officer and Principal Executive Officer of the Company, in addition to his duties as President of the Company. Our Board intends to shortly initiate a search for a permanent Chief Executive Officer, and will consider Mr. Patterson as a candidate for the position.
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
Financial Operations Overview
Revenue
In November 2010, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus. The total upfront consideration received of $33.2 million will be recognized as Collaboration Revenue on a straight-line basis over the development period of the collaboration agreement which is approximately 5.2 years. At March 31, 2011, we recognized approximately $1.7 million of the total upfront consideration as Collaboration Revenue. For the three months ended March 31, 2011, we recognized $4.3 million of Research Revenue for reimbursed research and development costs. We have not generated any commercial sales revenue since our inception.

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
We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through March 31, 2011, we have incurred research and development expense in the aggregate of $225.9 million.
The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

			Period from
			February 4, 2002
	Three Months Ended		(inception) to
	March 31,		March 31,
Projects	2010	2011	2011
Third party direct project expenses
Amigal (Fabry Disease — Phase 3)	$2,563	$4,062	$50,092
Plicera (Gaucher Disease — Phase 2*)	253	(200)	26,027
AT2220 (Pompe Disease — Phase 1)	176	4	13,138
Neurodegenerative Diseases (Preclinical)	349	451	6,850

Total third party direct project expenses	3,341	4,317	96,107

Other project costs (1)
Personnel costs	4,181	4,923	79,360
Other costs (2)	1,367	1,885	50,422

Total other project costs	5,548	6,808	129,782

Total research and development costs	$8,889	$11,125	$225,889

(1)	Other project costs are leveraged across multiple projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.

*	We do not plan to advance Plicera into Phase 3 development at this time.

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
General and Administrative Expense
General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services. From our inception in February 2002 through March 31, 2011, we spent $97.8 million on general and administrative expense.
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
While there were no significant changes during the quarter ended March 31, 2011 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

	Three Months Ended
	March 31,
	2010	2011
Expected stock price volatility	80.5%	78.8%
Risk free interest rate	2.7%	2.3%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00

Warrants
The warrants issued in connection with the March 2010 registered direct offering are classified as a liability. The fair value of the warrants liability is evaluated at each balance sheet date using the Black-Scholes valuation model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. Any changes in the fair value of the warrants liability is recognized in the consolidated statement of operations. The weighted average assumptions used in the Black-Scholes valuation model for the warrants March 31, 2011 and 2010 are as follows:

	March 31, 2010	March 31, 2011
Expected stock price volatility	80.9%	77.9%
Risk free interest rate	1.99%	1.24%
Expected life of warrants (years)	3.92	2.92
Expected annual dividend per share	$0.00	$0.00
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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended
	March 31,
(In thousands, except per share amount)	2010	2011
Historical
Numerator:
Net loss attributable to common stockholders	$(13,176)	$(13,350)

Denominator:
Weighted average common shares outstanding — basic and diluted	24,289,422	34,498,926

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 6.6 million and 7.7 million for the three months ended March 31, 2010 and 2011, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Results of Operations
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Revenue. In November 2010, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus. The total upfront consideration received of $33.2 million will be recognized as Collaboration Revenue on a straight-line basis over the development period of the collaboration agreement which is approximately 5.2 years. For the three months ended March 31, 2011, we recognized $1.7 million of the total upfront consideration as Collaboration Revenue. For the three months ended March 31, 2011, we recognized $4.3 million of Research Revenue for reimbursed research and development costs. We have not generated any commercial sales revenue since our inception.
Research and Development Expense. Research and development expense was $11.1 million for the three months ended March 31, 2011, representing an increase of $2.2 million or 25% from $8.9 million for the three months ended March 31, 2010. The variance was primarily attributable to higher personnel costs, an increase in consulting costs and an increase in contract research and manufacturing costs due to the increased activity within the Fabry program.
General and Administrative Expense. General and administrative expense was $4.4 million for the three months ended March 31, 2011, representing a increase of $0.5 million or 13% from $3.9 million for the three months ended March 31, 2010. The variance was primarily due to higher personnel costs, and an increase in third party legal and consulting fees.
Interest Income and Interest Expense. Interest income was $0.1 million for the three months ended March 31, 2011, and 2010. Interest expense was approximately $0.05 million for the three months ended March 31, 2011 compare to $0.1 for the three months ended March 31, 2010. The decrease was due to less outstanding debt during the period on the secured loan.
Change in Fair Value of Warrant Liability. In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and remeasure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the three months ended March 31, 2011, we reported a expense of $3.4 million related to the increase in fair value of these warrants from issuance dates. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.
Other Income/Expense. Other income increased due to funds received from the U.S. Treasury Department in February 2011 of $0.07 million for the Qualified Therapeutic Discovery Projects tax credit and grant program.

Liquidity and Capital Resources
Source of Liquidity
As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007, $18.5 million of gross proceeds from our Registered Direct Offering in March 2010, $80.0 million from the non-refundable license fees from the collaboration agreements and $31.0 million from GSK’s investment in the Company at the time the collaboration was formed. In the future, we expect to fund our operations, in part, through the receipt of cost-sharing and milestone payments from GSK. The following table summarizes our significant funding sources as of March 31, 2011:

			Approximate
			Amount(1)
Funding	Year	No. Shares	(in thousands)

Series A Redeemable Convertible Preferred Stock	2002	444,443	$2,500
Series B Redeemable Convertible Preferred Stock	2004, 2005, 2006, 2007	4,917,853	31,189
Series C Redeemable Convertible Preferred Stock	2005, 2006	5,820,020	54,999
Series D Redeemable Convertible Preferred Stock	2006, 2007	4,930,405	60,000
Common Stock	2007	5,000,000	75,000
Upfront License Fee from Shire	2007	—	50,000
Registered Direct Offering	2010	4,946,525	18,500
Upfront License Fee from GSK	2010	—	30,000
Common Stock GSK	2010	6,866,245	31,285

		32,925,491	$353,473

(1)	Represents gross proceeds
In addition, in conjunction with the GSK collaboration agreement, we received reimbursement of research and development expenditures from the date of the agreement (October 28, 2010) through March 31, 2011 of $4.3 million. We also received $31.1 million in reimbursement of research and development expenditures from the Shire collaboration from the date of the agreement (November 7, 2007) through year-end 2009.
As of March 31, 2011, we had cash, cash equivalents and marketable securities of $93.8 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.
Net Cash Used in Operating Activities
Net cash used in operations for the three months ended March 31, 2010 was $13.4 million due to the net loss for the three months ended March 31, 2010 of $13.2 million and the change in other operating assets and liabilities of $2.3 million which primarily consisted of the change in accounts payable and accrued expenses of $2.2 million.
Net cash used in operations for the three months ended March 31, 2011 was $13.3 million due to the net loss for the three months ended March 31, 2011 of $13.4 million. There were also increases in receivables of $4.0 million related to amounts due from GSK from the collaboration agreement and other operating assets and liabilities of $1.2 million.

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
Net cash provided by investing activities for the three months ended March 31, 2011 was $11.7 million. Net cash provided by investing activities reflects $30.9 million for the sale and redemption of marketable securities partially offset by $19.1 million for the purchase of marketable securities and $0.1 million for the acquisition of property and equipment.
Net Cash Provided by/(Used in) Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2010 was $16.7 million, consisting of $17.1 million from the issuance of common stock primarily offset by the payments of our secured loan agreement and capital lease obligations of $0.3 million and $0.1 million, respectively.
Net cash used in financing activities for the three months ended March 31, 2011 was $0.3 million, consisting primarily of payments of our secured loan agreement and capital lease obligations.
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
We do not anticipate that we will generate revenue from commercial sales until at least 2013, if at all. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. However, we believe that our existing cash and cash equivalents and short-term investments, including anticipated payments from GSK in connection with the collaboration, is expected to be sufficient to fund our operating expenses and capital expenditure requirements through the anticipated commercial launch of Amigal in the United States.

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
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. At March 31, 2011, we held $93.8 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.
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
There have been no material changes with respect to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
After deducting expenses of approximately $6.9 million, we received net offering proceeds of approximately $68.1 million from our initial public offering. As of March 31, 2011, approximately $18.4 million of the net proceeds from our initial public offering were maintained in money market funds and in investment-grade, interest bearing instruments, pending their use. We have used the remaining proceeds of approximately $49.7 million for clinical development of our projects, research and development activities relating to additional preclinical projects and to fund working capital and other general corporate purposes.
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

As of March 31, 2011, we had invested the $17.1 million in net proceeds from our registered direct offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through March 31, 2011, we have not used the net proceeds from this offering. We intend to use the proceeds from this offering to further advance the development of our lead product candidate, Amigal, and the completion of certain activities required for the submission of a license application globally, as well as for general corporate matters.
The foregoing represents our best estimate of our use of proceeds for the period indicated.
Issuer Purchases of Equity Securities
There were no purchases of our common stock for the three months ended March 31, 2011.

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

AMICUS THERAPEUTICS, INC.
Date: May 4, 2011	By:	/s/ MATTHEW R. PATTERSON
Matthew R. Patterson
President, and Acting Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2011	By:	/s/ DAPHNE QUIMI
Daphne Quimi
Corporate Controller (Principal Financial and Accounting Officer)

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