Form 10-Q
period 2011-06-30
AMICUS THERAPEUTICS INC
filed 2011-08-11
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of July 28, 2011 was 34,600,431 shares.

AMICUS THERAPEUTICS, INC
Form 10-Q for the Quarterly Period Ended June 30, 2011

Page

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	4

Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011	4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2011, and period February 4, 2002 (inception) to June 30, 2011	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2011, and period February 4, 2002 (inception) to June 30, 2011	6

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	36

Item 5. Other Information	36

Item 6. Exhibits	37

SIGNATURES	38

INDEX TO EXHIBITS	39

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
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
Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2010	2011
Assets:
Current assets:
Cash and cash equivalents	$29,572	$25,789
Investments in marketable securities	77,873	57,257
Receivable due from GSK	—	1,977
Prepaid expenses and other current assets	2,236	3,076

Total current assets	109,681	88,099

Property and equipment, accumulated depreciation and amortization of $8,095 and $8,959 at December 31, 2010 and June 30, 2011, respectively	2,604	1,922
Other non-current assets	267	267

Total Assets	$112,552	$90,288

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,290	$7,019
Current portion of capital lease obligations	40	—
Current portion of deferred revenue	6,640	8,606
Current portion of secured loan	1,253	1,253

Total current liabilities	16,223	16,878

Deferred revenue, less current portion	25,639	22,319
Warrant liability	4,712	6,066
Secured loan, less current portion	1,044	418

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 34,508,932 shares issued and outstanding at December 31, 2010, 50,000,000 shares authorized, 34,596,809 shares issued and outstanding at June 30, 2011	406	406
Additional paid-in capital	290,248	295,898
Accumulated other comprehensive loss	(28)	(14)
Deficit accumulated during the development stage	(225,692)	(251,683)

Total stockholders’ equity	64,934	44,607

Total Liabilities and Stockholders’ Equity	$112,552	$90,288

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

					Period from
					February 4,
					2002
	Three Months		Six Months		(inception)
	Ended June 30,		Ended June 30,		to June 30,
	2010	2011	2010	2011	2011
Revenue:
Research revenue	$—	$2,380	$—	$6,686	$37,794
Collaboration revenue	—	1,660	—	3,320	54,242

Total revenue	$—	$4,040	$—	$10,006	$92,036

Operating Expenses:
Research and development	$8,137	$11,618	$17,026	$22,743	$237,507
General and administrative	4,020	6,720	7,945	11,122	104,491
Restructuring charges	—	—	—	—	1,522
Impairment of leasehold improvements	—	—	—	—	1,030
Depreciation and amortization	529	426	1,066	864	9,342
In-process research and development	—	—	—	—	418

Total operating expenses	12,686	18,764	26,037	34,729	354,310

Loss from operations	(12,686)	(14,724)	(26,037)	(24,723)	(262,274)
Other income (expenses):
Interest income	35	46	88	105	14,018
Interest expense	(55)	(41)	(137)	(89)	(2,274)
Change in fair value of warrant liability	1,391	2,078	1,595	(1,354)	(3,218)
Other income	—	—	—	70	231

Loss before tax benefit	(11,315)	(12,641)	(24,491)	(25,991)	(253,517)
Benefit from income taxes	—	—	—	—	1,834

Net loss	(11,315)	(12,641)	(24,491)	(25,991)	(251,683)
Deemed dividend	—	—	—	—	(19,424)
Preferred stock accretion	—	—	—	—	(802)

Net loss attributable to common stockholders	$(11,315)	$(12,641)	$(24,491)	$(25,991)	$(271,909)

Net loss attributable to common stockholders per common shares — basic and diluted	$(0.41)	$(0.37)	$(0.94)	$(0.75)

Weighted-average common shares outstanding — basic and diluted	27,623,297	34,530,693	25,956,366	34,514,947

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Six Months		(inception) to
	Ended June 30,		June 30,
	2010	2011	2011
Operating activities
Net loss	$(24,491)	$(25,991)	$(251,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	1,066	864	9,342
Amortization of non-cash compensation	—	—	522
Stock-based compensation — employees	3,219	5,302	32,361
Stock-based compensation — non-employees	—	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	(1,595)	1,354	3,218
Loss on disposal of asset	—	—	360
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Debt instrument convertible beneficial conversion feature	—	—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	399	(2,817)	(5,053)
Other non-current assets	—	—	(288)
Accounts payable and accrued expenses	(3,883)	(1,271)	7,019
Deferred revenue	—	(1,354)	30,925

Net cash used in operating activities	(25,285)	(23,913)	(169,096)
Investing activities
Sale and redemption of marketable securities	52,525	57,224	630,838
Purchases of marketable securities	(38,125)	(36,594)	(688,229)
Purchases of property and equipment	(135)	(182)	(12,651)

Net cash provided by/(used in) investing activities	14,265	20,448	(70,042)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	143,022
Proceeds from the issuance of common stock and warrants, net of issuance costs	17,131	—	113,307
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(211)	(40)	(5,587)
Payments of secured loan agreement	(626)	(626)	(2,087)
Proceeds from exercise of stock options	9	348	1,639
Proceeds from exercise of warrants (common and preferred)	—	—	264
Proceeds from capital asset financing arrangement	—	—	5,611
Proceeds from secured loan agreement	—	—	3,758

Net cash provided by/(used in) financing activities	16,303	(318)	264,927

Net increase/(decrease) in cash and cash equivalents	5,283	(3,783)	25,789
Cash and cash equivalents at beginning of period	19,339	29,572	—

Cash and cash equivalents at end of period	$24,622	$25,789	$25,789

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Six Months		(inception) to
	Ended June 30,		June 30,
	2010	2011	2011
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$157	$89	$1,973
Non-cash activities
Conversion of notes payable to preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$—	$—	$148,951
Accretion of redeemable convertible preferred stock	$—	$—	$802
Beneficial conversion feature related to the issuance of Series C redeemable convertible preferred stock	$—	$—	$19,424
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
The Company had an accumulated deficit of approximately $251.7 million at June 30, 2011 and anticipates incurring losses through the year 2011 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from our initial public offering (IPO) and subsequent stock offerings, payments from partners during the terms of the collaboration agreements and other financing arrangements. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2011.
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
New Accounting Standards
In June 2011, the FASB issued guidance on the reporting and presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires companies to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. The Company will be required to adopt this guidance no later than the quarter beginning January 1, 2012. As the new guidance requires additional presentation only, there will be no impact to the Company’s consolidated results of operations or financial position.
In May 2011, the FASB amended the FASB Accounting Standards Codification to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in fair value measurement guidance. In addition, the amendments require additional fair value disclosures. The amendments are effective for fiscal years beginning after December 15, 2011 and should be applied prospectively. The Company is currently evaluating the impact, if any, that the provisions of the amendments will have on its consolidated results of operations or financial position.
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

Subsequent Events
Equipment Financing Agreement
In order to finance certain capital expenditures anticipated to be made by the Company in connection with its planned move in March 2012 following the expiration of its current leases for office and laboratory space in Cranbury, New Jersey the Company entered into a loan and security agreement with Silicon Valley Bank (SVB) on August 4, 2011 that provides for up to $3 million of equipment financing through January 2014. Borrowings under the loan agreement are collateralized by equipment purchased with the proceeds of the loan and bear interest at a variable rate of SVB prime + 2.5%. The current SVB prime rate is 4.0%. The loan agreement contains customary terms and conditions, including a financial covenant whereby the Company must maintain a minimum amount of liquidity measured at the end of each month greater than $20 million of unrestricted cash, cash equivalents and marketable securities plus all outstanding borrowings.
Departure of Matthew R. Patterson
On August 8, 2011, the Company announced that its President, Matthew R. Patterson, will leave Amicus at the end of August 2011 to pursue other opportunities. In addition to his duties as President, Mr. Patterson served as Acting Chief Executive Officer of the Company from April 18, 2011 through August 4, 2011 at which time John Crowley returned as Chief Executive Officer.

Note 2. Cash, Cash Equivalents and Short Term Investments
As of June 30, 2011, the Company held $25.8 million in cash and cash equivalents and $57.3 million of short term investment securities. The short term investment securities are classified as available-for-sale and as such, are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.
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
Cash and available for sale securities consisted of the following as of December 31, 2010 and June 30, 2011 (in thousands):

	As of December 31, 2010
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$29,572	$—	$—	$29,572
U.S. government agency securities	12,000	—	(9)	11,991
Corporate debt securities	42,075	2	(33)	42,044
Commercial paper	23,476	12	—	23,488
Certificate of deposit	350	—	—	350

	$107,473	$14	$(42)	$107,445

Included in cash and cash equivalents	$29,572	$—	$—	$29,572
Included in marketable securities	77,901	14	(42)	77,873

Total cash and available for sale securities	$107,473	$14	$(42)	$107,445

	As of June 30, 2011
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$25,789	$—	$—	$25,789
U.S. government agency securities	2,000	—	(3)	1,997
Corporate debt securities	44,933	2	(24)	44,911
Commercial paper	9,988	11	—	9,999
Certificate of deposit	350	—	—	350

	$83,060	$13	$(27)	$83,046

Included in cash and cash equivalents	$25,789	$—	$—	$25,789
Included in marketable securities	57,271	13	(27)	57,257

Total cash and available for sale securities	$83,060	$13	$(27)	$83,046

Unrealized gains and losses are reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity. For the year ended December 31, 2010, unrealized holding gains included in accumulated other comprehensive income was $0.1 million. For the six months ended June 30, 2011, unrealized holding gains included in accumulated other comprehensive income were de minimis.
For the year ended December 31, 2010 and the six months ended June 30, 2011, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the available for sale securities as of December 31, 2010 and June 30, 2011 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months. The fair value of these available for sale securities in unrealized loss positions was $46.1 million and $29.8 million as of December 31, 2010 and June 30, 2011, respectively.

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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2010	2011	2010	2011
Statement of Operations
Net loss attributable to common stockholders	$(11,315)	$(12,641)	$(24,491)	$(25,991)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.41)	$(0.37)	$(0.94)	$(0.75)
Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 7.1 million and 7.6 million for the six months ended June 30, 2010 and 2011, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Note 4. Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Net loss	$(11,315)	$(12,641)	$(24,491)	$(25,991)
Change in unrealized net gain/(loss) on marketable securities	4	(15)	(37)	14

Comprehensive loss	$(11,311)	$(12,656)	$(24,528)	$(25,977)

Accumulated other comprehensive loss equals the unrealized net gains and losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.

Note 5. Stockholders’ Equity
Common Stock and Warrants
As of June 30, 2011, the Company was authorized to issue 50,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
In October 2010, in connection with the License and Collaboration Agreement, GSK purchased approximately 6.9 million shares of the Company’s common stock at $4.56 per share. The total value of this equity investment was approximately $31 million and represents a 19.9% ownership position in the Company.
In March 2010, the Company sold 4.9 million shares of its common stock and warrants to purchase 1.9 million shares of common stock in a registered direct offering to a selected group of institutional investors through a Registration Statement on Form S-3 that was declared effective by the SEC on May 27, 2009. The shares of common stock and warrants were sold in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The aggregate offering proceeds were $18.5 million. The Company intends to use the net proceeds from the sale of the common stock and warrants for general corporate purposes and to further advance the development of the Company’s lead product candidate, Amigal, and the completion of certain activities required for the submission of a license application globally.
Stock Option Plans
During the three and six months ended June 30, 2011, the Company recorded compensation expense of approximately $3.8 million and $5.3 million, respectively. The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities. As of June 30, 2011, the total unrecognized compensation cost related to non-vested stock options granted was $9.1 million and is expected to be recognized over a weighted average period of 2.6 years.
The fair value of the options granted is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2010	2011	2011
Expected stock price volatility	80.0%	80.5%	78.4%	78.8%
Risk free interest rate	2.4%	2.5%	2.1%	2.2%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

A summary of option activities related to the Company’s stock options for the six months ended June 30, 2011 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in millions)

Balance at December 31, 2010	5,104.1	$7.27
Options granted	1,056.8	$6.02
Options exercised	(87.9)	$3.97
Options forfeited	(350.1)	$8.04

Balance at June 30, 2011	5,722.9	$7.07	7.5 years	$5.0

Vested and unvested expected to vest, June 30, 2011	5,429.6	$7.14	7.4 years	$4.7
Exercisable at June 30, 2011	3,142.8	$8.16	6.4 years	$2.3
On April 18, 2011, John F. Crowley resigned as Chairman and Chief Executive Officer of the Company and was appointed by the Board of Directors of the Company as Executive Chairman. On June 28, 2011, the Company announced that it had entered into a new employment agreement with Mr. Crowley pursuant to which he would return as Chief Executive Officer in August 2011; Mr. Crowley subsequently resumed his duties as Chief Executive Officer on August 4, 2011. The changes in Mr. Crowley’s roles both on April 18, 2011 and June 28, 2011 caused two separate modifications of the terms of his outstanding stock option grants resulting in additional compensation expense of approximately $2.7 million.
Restricted Stock Awards — Restricted stock awards are granted subject to certain restrictions, including in some cases service conditions. The grant-date fair value of restricted stock awards, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period.
Upon Mr. Crowley’s resignation as Chairman and Chief Executive Officer in April 2011, the Board appointed Matthew R. Patterson as Acting Chief Executive Officer in addition to his duties as President of the Company. In connection with this appointment, the Company granted Mr. Patterson 50,000 shares of restricted stock. These shares will vest in full upon the earliest of (i) eighteen months after the grant date, or October 18, 2012, (ii) two business days following the announcement of preliminary results from the Company’s first phase 3 study evaluating Amigal for Fabry disease (Study 011), or (iii) the date on which Mr. Patterson’s employment with the Company ceases due to a termination by the Company without cause or a resignation by Mr. Patterson for good reason which includes the appointment of a person other than Mr. Patterson to the permanent Chief Executive Officer position. On August 8, 2011 the Company announced that Mr. Patterson expects to leave Amicus at the end of August.
The following table summarizes information on the Company’s restricted stock:

Restricted Stock
Weighted
	Number of	Average Grant
	Shares	Date Fair Value
(in thousands)

Unvested at December 31, 2010	—	$—
Granted	50.0	$7.21
Vested	—	$—
Forfeited	—	$—

Unvested at June 30, 2011	50.0	$7.21

As of June 30, 2011, the total unrecognized compensation cost related to unvested restricted stock awards was approximately $0.3 million. This cost is expected to be recognized over a weighted average period of 1.3 years.

Note 6. Short-Term Borrowings and Long-Term Debt
In May 2009, the Company entered into a loan and security agreement with Silicon Valley Bank (SVB) that provides for up to $4 million of equipment financing through October 2012. Borrowings under the loan agreement are collateralized by equipment purchased with the proceeds of the loan and bear interest at a fixed rate of approximately 9%. The loan agreement contains customary terms and conditions, including a financial covenant whereby the Company must maintain a minimum amount of liquidity measured at the end of each month where unrestricted cash, cash equivalents, and marketable securities is greater than $20 million plus outstanding debt due to SVB. The Company has at all times been in compliance with this covenant during the term of the agreement.
At June 30, 2011, the current and long-term amounts due under the loan agreement were $1.3 million and $0.4 million, respectively. The carrying amount of the Company’s borrowings approximates fair value at June 30, 2011.
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
Cash, Money Market Funds and Marketable Securities
The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended June 30, 2011. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2011.
Secured Debt
As disclosed in Note 6, the Company has a loan and security agreement with Silicon Valley Bank. The carrying amount of the Company’s borrowings approximates fair value at June 30, 2011. The Company’s secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

Warrants
The Company allocated $3.3 million of proceeds from its March 2010 registered direct offering to warrants issued in connection with the offering that was classified as a liability. The valuation of the warrants is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the warrant liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black Scholes model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. There are six inputs: closing price of Amicus stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Amicus’ stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Amicus stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market. The riskless rate of return is a Level 2, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy. This liability is subject to fair value mark-to-market adjustment each period. As a result, for the six month period ended June 30, 2011, the Company recognized the change in the fair value of the warrant liability as a non-operating expense of $1.4 million. The resulting fair value of the warrant liability at June 30, 2011, was $6.1 million.
A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of June 30, 2011, are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$25,789	$—	$25,789
U.S. government agency securities	—	1,997	1,997
Corporate debt securities	—	44,911	44,911
Commercial paper	—	9,999	9,999
Certificate of deposit	—	350	350

	$25,789	$57,257	$83,046

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$1,671	$—	$1,671
Warrants liability	—	—	6,066	6,066

	$—	$1,671	$6,066	$7,737

The following table summarizes the changes in Level 3 liability for the six months ended June 30, 2011 (in thousands):

	Balance as of
	December 31,	Increase/(decrease)	Balance as of
	2010	in fair value	June 30, 2011

Warrants liability	$4,712	$1,354	$6,066

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
The total arrangement consideration which was allocated to the single unit of accounting identified above was $33.2 million which consists of the upfront license payment of $30 million and the premium over the closing market price of the common stock transaction of $3.2 million. The Company will recognize this consideration as Collaboration Revenue on a straight-line basis over the development period of 5.2 years as included in the detailed development plan that was included in the collaboration agreement. The Company determined that the overall level of activity over the development period approximates a straight-line approach. At June 30, 2011, the Company recognized approximately $4.2 million of the total arrangement consideration as Collaboration Revenue since the inception of the agreement.
The revenue associated with reimbursements for research and development costs under collaboration agreements is included in Research Revenue and the costs associated with these reimbursable amounts are included in research and development expenses. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has not commenced its planned principal operations (i.e., selling commercial products) and is a development stage enterprise, therefore development activities are part of its ongoing central operations. During the six months ended June 30, 2011, the Company recorded $6.7 million in Research Revenue. As of June 30, 2011, the Company recorded $2.0 million of current receivable due from GSK related to reimbursed research and development costs.

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
The following table summarizes the restructuring charges and utilization for the six months ended June 30, 2011 (in thousands):

	Balance
	as of				Balance
	December 31,		Cash		as of June 30,
	2010	Charges	Payments	Adjustments	2011

Facilities consolidation	$268	—	$(114)	—	$154

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our lead product candidate, Amigal (migalastat hydrochloride) for Fabry disease, is in Phase 3 development. We are developing and commercializing Amigal with an affiliate of GlaxoSmithKline PLC (GSK) pursuant to a License and Collaboration Agreement entered into in October 2010. Our partnership with GSK allows us to utilize GSK’s significant expertise in clinical, regulatory, commercial and manufacturing matters in the development of Amigal. In addition, the cost-sharing arrangements and potential milestone and royalty payments under the License and Collaboration Agreement provide us with financial strength and allow us to continue the development of Amigal while also advancing our other programs for the treatment of other lysosomal storage disorders and neurodegenerative diseases. We also believe this collaboration is important in validating our status as a leader in the development of treatments for rare diseases given the increasing focus placed on the rare disease field.
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
In addition to potential benefits pharmacological chaperones may provide as a monotherapy, we also believe the use of pharmacological chaperones co-administered with ERT may address certain key limitations of ERT. The use of pharmacological chaperones co-administered with ERT may significantly enhance the safety and efficacy of ERT by, among other effects, prolonging the half-life of infused enzymes in the circulation, increasing uptake of the infused enzymes into cells and tissues, and increasing enzyme activity and substrate reduction in target tissues compared to that observed with ERT alone. We are evaluating the use of pharmacological chaperones co-administered with ERT in two Phase 2 clinical studies, one evaluating the use of Amigal co-administered with ERT for Fabry disease and another evaluating the use of AT2220 co-administered with ERT for Pompe disease. We are also continuing preclinical studies evaluating the use of a pharmacological chaperone co-administered with ERT for the treatment of Gaucher disease.

While our initial clinical efforts have focused on the use of pharmacological chaperones to treat lysosomal storage disorders, we believe that our technology may be applicable to the treatment of certain diseases of neurodegeneration. Our lead preclinical program in this area is focused on Parkinson’s disease, where we expect to complete late-stage preclinical proof of concept studies, including IND-enabling activities, for our pharmacological chaperone molecule AT3375 during 2011. Our second preclinical program in this area is focused on Alzheimer’s disease. Our preclinical work in both Parkinson’s and Alzheimer’s disease is presently focused on genetically-defined subpopulations of Parkinson’s and Alzheimer’s patients and leverages our expertise and knowledge in the rate disease field.
We have generated significant losses to date and expect to continue to generate losses as we continue the clinical development of our drug candidates, including Amigal, and conduct preclinical studies on other programs. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through June 30, 2011, we have accumulated a deficit of $251.7 million. As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial over at least the next couple of years.
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
Program Status
Amigal for Fabry Disease: Phase 3 Global Registration Program
We and our partner GSK are conducting two Phase 3 registration studies to support the global approval of Amigal for the treatment of Fabry disease. Both studies are evaluating Fabry patients with genetic mutations that may be addressable with Amigal monotherapy.
Study 011 is a six-month, randomized, double-blind, placebo-controlled study to support marketing applications to the FDA and other regulatory agencies. Patient enrollment is ongoing at 37 centers worldwide, and the study is expected to achieve target enrollment in the fourth quarter of 2011.
During the third quarter of 2011, we and GSK expect to dose the first patient in Study 012 to support the global approval of Amigal. Study 012 is a randomized, open-label, 18-month Phase 3 study to compare the safety and efficacy of Amigal and ERT. Approximately 50 male or female patients that are currently on ERT will be randomized (30 to switch to Amigal and 20 to remain on ERT). The primary outcome of efficacy will be renal function as measured by glomerular filtration rate (GFR).
Pharmacological Chaperone-ERT (PC-ERT) Co-Administration for Lysosomal Storage Disorders
The broader use of pharmacological chaperones co-administered with ERT represents an important extension of the Company’s chaperone technology platform. Results of preclinical studies in animal models of Fabry and Pompe diseases have consistently demonstrated that a pharmacological chaperone can selectively bind to and stabilize the infused ERT, prevent the loss of activity of ERT in the circulation, increase tissue uptake of the ERT, and increase substrate reduction over ERT alone.
Two Phase 2 PC-ERT co-administration studies are currently underway to build from these preclinical proof-of-concept results and potentially create a platform for expansion into other lysosomal storage disorders that are currently treated with ERT.

We plan to announce preliminary results in the fourth quarter of 2011 from a Phase 2 study (Study 013) being conducted with GSK investigating drug-drug interactions between Amigal and ERT. After an initial ERT infusion, patients will return two weeks later to receive Amigal at one of two oral dose levels, prior to a second ERT infusion. The primary outcome measures will be safety and a comparison of the ERT activity in plasma, with and without co-administration of Amigal, in up to 18 male patients with Fabry disease.
We have also initiated sites for a Phase 2 study (Study 010) of AT2220 co-administered with ERT (Myozyme/Lumizyme) in individuals with Pompe disease. This study is on track to dose the first patient in the third quarter of 2011 and follows the same principle as Study 013 to investigate drug-drug interactions between AT2220 and ERT. The primary outcome measures will be safety and a comparison of the ERT activity in plasma, with and without co-administration of AT2220.
Pharmacological Chaperones for the Treatment of Parkinson’s and Alzheimer’s Disease
Based on genetic links between Parkinson’s and Gaucher disease, we are developing AT3375 for Parkinson’s disease. AT3375 is a pharmacological chaperone targeted at glucocerobrosidase (GCase), the enzyme deficient in Gaucher disease. Mutations in the GBA1 gene for GCase are the most common genetic risk factor known for Parkinson’s disease. Gaucher carriers, who have one mutant copy of GCase, are approximately five times more frequent in the Parkinson’s disease population. In addition, Gaucher patients, who have two mutant copies of GCase, have an estimated 20-fold increased risk of developing Parkinson’s disease.
We believe that AT3375 has the potential to address Parkinson’s patients who are Gaucher carriers. We continue to evaluate AT3375 in preclinical studies for Parkinson’s disease, and plan to report late-stage preclinical proof-of-concept results during the second half of 2011.
We are also currently researching novel approaches to treating patients with Genetic (Familial) Alzheimer’s through a Presenillin-1 target and those with Sporadic Alzheimer’s, with a focus on a lysosomal enzyme target. Our work in Alzheimer’s also builds on the understanding of pharmacological chaperones we have developed over the past several years examining treatment of lysosomal storage disorders and our work in Parkinson’s disease. We expect to continue preclinical proof-of-concept studies in Alzheimer’s disease during the remainder of 2011.
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

Financial Operations Overview
Revenue
In November 2010, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus. The total upfront consideration received of $33.2 million will be recognized as Collaboration Revenue on a straight-line basis over the development period of the collaboration agreement which is approximately 5.2 years. For the six months ended June 30, 2011, we recognized approximately $3.3 million of the total upfront consideration as Collaboration Revenue. For the six months ended June 30, 2011, we recognized $6.7 million of Research Revenue for reimbursed research and development costs. We have not generated any commercial sales revenue since our inception.
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
We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through June 30, 2011, we have incurred research and development expense in the aggregate of $237.5 million.

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

					Period from
					February 4, 2002
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
Projects	2010	2011	2010	2011	2011
Third party direct project expenses
Amigal (Fabry Disease — Phase 3)	$2,557	$4,166	$5,120	$8,228	$54,258
Plicera (Gaucher Disease — Phase 2*)	81	(1)	334	(201)	26,026
AT2220 (Pompe Disease — Phase 2)	135	41	311	45	13,179
Neurodegenerative Diseases (Preclinical)	57	498	406	949	7,348

Total third party direct project expenses	2,830	4,704	6,171	9,021	100,811

Other project costs (1)
Personnel costs	4,002	4,801	8,183	9,724	84,161
Other costs (2)	1,305	2,113	2,672	3,998	52,535

Total other project costs	5,307	6,914	10,855	13,722	136,696

Total research and development costs	$8,137	$11,618	$17,026	$22,743	$237,507

(1)	Other project costs are leveraged across multiple projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.

*	We do not plan to advance Plicera into Phase 3 development at this time.
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

General and Administrative Expense
General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services. From our inception in February 2002 through June 30, 2011, we spent $104.5 million on general and administrative expense.
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
While there were no significant changes during the quarter ended June 30, 2011 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our
Revenue Recognition
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
Our collaboration agreement with GSK provides for, and any future collaboration agreements we may enter into also may provide for, contingent milestone payments. In order to determine the revenue recognition for these contingent milestones, we evaluate the contingent milestones using the criteria as provided by the FASB guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that (i) we determine if the milestone is commensurate with either our performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved.
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

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2010	2011	2011
Expected stock price volatility	80.0%	80.5%	78.4%	78.8%
Risk free interest rate	2.4%	2.5%	2.1%	2.2%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

Warrants
The warrants issued in connection with the March 2010 registered direct offering are classified as a liability. The fair value of the warrants liability is evaluated at each balance sheet date using the Black-Scholes valuation model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. Any changes in the fair value of the warrants liability is recognized in the consolidated statement of operations. The weighted average assumptions used in the Black-Scholes valuation model for the warrants June 30, 2011 and 2010 are as follows:

	June 30, 2010	June 30, 2011
Expected stock price volatility	79.4%	76.6%
Risk free interest rate	1.3%	.74%
Expected life of warrants (years)	3.67	2.67
Expected annual dividend per share	$0.00	$0.00
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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amount)	2010	2011	2010	2011
Historical
Numerator:
Net loss attributable to common stockholders	$(11,315)	$(12,641)	$(24,491)	$(25,991)

Denominator:
Weighted average common shares outstanding — basic and diluted	27,623,297	34,530,693	25,956,366	34,514,947

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 7.1 million and 7.6 million for the six months ended June 30, 2010 and 2011, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Results of Operations
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Revenue. In November 2010, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus. The total upfront consideration received of $33.2 million will be recognized as Collaboration Revenue on a straight-line basis over the development period of the collaboration agreement which is approximately 5.2 years. For the three months ended June 30, 2011, we recognized $1.7 million of the total upfront consideration as Collaboration Revenue. For the three months ended June 30, 2011, we recognized $2.4 million of Research Revenue for reimbursed research and development costs. We have not generated any commercial sales revenue since our inception.
Research and Development Expense. Research and development expense was $11.6 million for the three months ended June 30, 2011, representing an increase of $3.5 million or 43% from $8.1 million for the three months ended June 30, 2010. The variance was primarily attributable to higher personnel costs, an increase in consulting costs and an increase in contract research and manufacturing costs due to the increased activity within the Fabry program.
General and Administrative Expense. General and administrative expense was $6.7 million for the three months ended June 30, 2011, representing a increase of $2.7 million or 68% from $4.0 million for the three months ended June 30, 2010. The variance was primarily due to additional stock option compensation expense recognized as a result of the change in the terms of the Chief Executive Officer’s stock options resulting from his resignation and subsequent reappointment to the Chief Executive Officer position.
Interest Income and Interest Expense. Interest income was $0.05 million for the three months ended June 30, 2011, and 2010. Interest expense was approximately $0.05 million for the three months ended June 30, 2011 compared to $0.1 for the three months ended June 30, 2010. The decrease was due to less outstanding debt during the period on the secured loan.
Change in Fair Value of Warrant Liability. In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and remeasure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the three months ended June 30, 2011, we reported a gain of $2.1 million related to the decrease in fair value of these warrants from issuance dates compared to a gain of $1.4 million for the three month period ending June 30, 2010. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Results of Operations
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Revenue. In November 2010, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus. The total upfront consideration received of $33.2 million will be recognized as Collaboration Revenue on a straight-line basis over the development period of the collaboration agreement which is approximately 5.2 years. For the six months ended June 30, 2011, we recognized $3.3 million of the total upfront consideration as Collaboration Revenue. For the six months ended June 30, 2011, we recognized $6.7 million of Research Revenue for reimbursed research and development costs. We have not generated any commercial sales revenue since our inception.
Research and Development Expense. Research and development expense was $22.7 million for the six months ended June 30, 2011, representing an increase of $5.7 million or 34% from $17.0 million for the six months ended June 30, 2010. The variance was primarily attributable to higher personnel costs, an increase in consulting costs and an increase in contract research and manufacturing costs due to the increased activity within the Fabry program.
General and Administrative Expense. General and administrative expense was $11.1 million for the six months ended June 30, 2011, representing a increase of $3.2 million or 41% from $7.9 million for the six months ended June 30, 2010. The variance was primarily due an increase in consulting fees as well as additional stock option compensation expense recognized as a result of the change in the terms of the Chief Executive Officer’s stock options resulting from his resignation and subsequent reappointment to the Chief Executive Officer position.
Interest Income and Interest Expense. Interest income was $0.1 million for the six months ended June 30, 2011, and 2010. Interest expense was approximately $0.1 million for the six months ended June 30, 2011, and 2010.
Change in Fair Value of Warrant Liability. In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and remeasure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the six months ended June 30, 2011, we reported a loss of $1.4 million related to the increase in fair value of these warrants from issuance dates compared to a gain of $1.6 million for the six months ended June 30, 2010. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.
Other Income/Expense. Other income increased due to funds received from the U.S. Treasury Department in February 2011 of $0.07 million under the Qualified Therapeutic Discovery Projects tax credit and grant program.

Liquidity and Capital Resources
Source of Liquidity
As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007, $18.5 million of gross proceeds from our Registered Direct Offering in March 2010, $80.0 million from the non-refundable license fees from the collaboration agreements and $31.0 million from GSK’s investment in the Company at the time the collaboration was formed. In the future, we expect to fund our operations, in part, through the receipt of cost-sharing and milestone payments from GSK. The following table summarizes our significant funding sources as of June 30, 2011:

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
In addition, in conjunction with the GSK collaboration agreement, we received reimbursement of research and development expenditures from the date of the agreement (October 28, 2010) through June 30, 2011 of $4.6 million. We also received $31.1 million in reimbursement of research and development expenditures from the prior Shire collaboration from the date of the agreement (November 7, 2007) through year-end 2009.
As of June 30, 2011, we had cash, cash equivalents and marketable securities of $83.0 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.
Net Cash Used in Operating Activities
Net cash used in operations for the six months ended June 30, 2010 of $25.3 million was primarily comprised of the net loss for the six months ended June 30, 2010 of $24.5 million and the change in other operating assets and liabilities of $3.5 million.
Net cash used in operations for the six months ended June 30, 2011 was $23.9 million due to the net loss for the six months ended June 30, 2011 of $26.0 million, an increase in a receivable of $1.9 million related to amounts due from GSK from the collaboration agreement and a decrease in other operating liabilities of $2.6 million.

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
Net cash provided by investing activities for the three months ended June 30, 2011 was $20.4 million. Net cash provided by investing activities reflects $57.2 million for the sale and redemption of marketable securities partially offset by $36.6 million for the purchase of marketable securities and $0.2 million for the acquisition of property and equipment.
Net Cash Provided by/(Used in) Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2010 was $16.3 million, consisting of $17.1 million from the issuance of common stock primarily offset by the payments of our secured loan agreement and capital lease obligations of $0.6 million and $0.2 million, respectively.
Net cash used in financing activities for the six months ended June 30, 2011 was $0.3 million, consisting primarily of $0.6 million of payments on our secured loan agreement and capital lease obligations. The payments were partially offset by $0.3 million of cash proceeds from the exercise of stock options.
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
We do not anticipate that we will generate revenue from commercial sales until at least 2013, if at all. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. However, we believe that our existing cash and cash equivalents and short-term investments, including anticipated payments from GSK in connection with the collaboration, is expected to be sufficient to fund our operating expenses and capital expenditure requirements through at least the end of 2012.

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
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. At June 30, 2011, we held $83.0 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.
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
After deducting expenses of approximately $6.9 million, we received net offering proceeds of approximately $68.1 million from our initial public offering. As of June 30, 2011, approximately $12.1 million of the net proceeds from our initial public offering were maintained in money market funds and in investment-grade, interest bearing instruments, pending their use. We have used the remaining proceeds of approximately $56.0 million for clinical development of our projects, research and development activities relating to additional preclinical projects and to fund working capital and other general corporate purposes.
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

As of June 30, 2011, we had invested the $17.1 million in net proceeds from our registered direct offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through June 30, 2011, we have not used the net proceeds from this offering. We intend to use the proceeds from this offering to further advance the development of our lead product candidate, Amigal, and the completion of certain activities required for the submission of a license application globally, as well as for general corporate matters.
The foregoing represents our best estimate of our use of proceeds for the period indicated.
Issuer Purchases of Equity Securities
There were no purchases of our common stock for the six months ended June 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Amended and Restated By-laws

10.1	(3)	Employment Agreement dated April 18, 2011 between Amicus Therapeutics, Inc. and John F. Crowley

10.2	(3)	Letter Agreement dated April 18, 2011 between Amicus Therapeutics, Inc. and Matthew R. Patterson

10.3	(3)	Restricted Stock Award Agreement dated April 18, 2011 between Amicus Therapeutics, Inc. and Matthew R. Patterson

10.4	(4)	Amended and Restated 2007 Equity Incentive Plan

10.5	(5)	Employment Agreement dated June 28, 2011 between Amicus Therapeutics, Inc. and John F. Crowley

31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

(3)	Incorporated by reference to Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed May 25, 2011

(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 25, 2011

(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2011

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.
Date: August 11, 2011	By:	/s/ JOHN F. CROWLEY
John F. Crowley
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2011	By:	/s/ DAPHNE QUIMI
Daphne Quimi
Corporate Controller (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Amended and Restated By-laws

10.1	(3)	Employment Agreement dated April 18, 2011 between Amicus Therapeutics, Inc. and John F. Crowley

10.2	(3)	Letter Agreement dated April 18, 2011 between Amicus Therapeutics, Inc. and Matthew R. Patterson

10.3	(3)	Restricted Stock Award Agreement dated April 18, 2011 between Amicus Therapeutics, Inc. and Matthew R. Patterson

10.4	(4)	Amended and Restated 2007 Equity Incentive Plan

10.5	(5)	Employment Agreement dated June 28, 2011 between Amicus Therapeutics, Inc. and John F. Crowley

31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

(3)	Incorporated by reference to Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed May 25, 2011

(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 25, 2011

(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2011

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.