Form 10-Q
period 2011-09-30
AMICUS THERAPEUTICS INC
filed 2011-11-02
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of October 26, 2011 was 34,654,206 shares.

AMICUS THERAPEUTICS, INC
Form 10-Q for the Quarterly Period Ended September 30, 2011

Page

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements (unaudited)	4

Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011	4

Consolidated Statements of Operations for the Three and Nine months ended September 30, 2010 and 2011, and period February 4, 2002 (inception) to September 30, 2011	5

Consolidated Statements of Cash Flows for the Nine months ended September 30, 2010 and 2011, and period February 4, 2002 (inception) to September 30, 2011	6

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION	32

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	33

Item 5. Other Information	33

Item 6. Exhibits	34

SIGNATURES	35

INDEX TO EXHIBITS	36

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
Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	December 31,	September 30,
	2010	2011
Assets:
Current assets:
Cash and cash equivalents	$29,572	$22,810
Investments in marketable securities	77,873	46,718
Receivable due from GSK	—	3,828
Prepaid expenses and other current assets	2,236	3,038

Total current assets	109,681	76,394

Property and equipment, accumulated depreciation and amortization of $8,095 and $9,338 at December 31, 2010 and September 30, 2011, respectively	2,604	1,759
Other non-current assets	267	714

Total Assets	$112,552	$78,867

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,290	$8,098
Current portion of capital lease obligations	40	—
Current portion of deferred revenue	6,640	9,274
Current portion of secured loan	1,253	1,253

Total current liabilities	16,223	18,625

Deferred revenue, less current portion	25,639	20,659
Warrant liability	4,712	2,690
Secured loan, less current portion	1,044	104

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 34,508,932 shares issued and outstanding at December 31, 2010, 50,000,000 shares authorized, 34,654,206 shares issued and outstanding at September 30, 2011	406	407
Additional paid-in capital	290,248	297,849
Accumulated other comprehensive loss	(28)	(25)
Deficit accumulated during the development stage	(225,692)	(261,442)

Total stockholders’ equity	64,934	36,789

Total Liabilities and Stockholders’ Equity	$112,552	$78,867

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

					Period from
					February 4,
					2002
	Three Months		Nine Months		(inception)
	Ended September 30,		Ended September 30,		to September 30,
	2010	2011	2010	2011	2011
Revenue:
Research revenue	$—	$4,138	$—	$10,824	$41,932
Collaboration revenue	—	1,660	—	4,980	55,902

Total revenue	$—	$5,798	$—	$15,804	$97,834

Operating Expenses:
Research and development	$8,862	$13,711	$25,888	$36,455	$251,219
General and administrative	3,892	4,841	11,837	15,963	109,332
Restructuring charges	—	—	—	—	1,522
Impairment of leasehold improvements	—	—	—	—	1,030
Depreciation and amortization	511	380	1,577	1,243	9,721
In-process research and development	—	—	—	—	418

Total operating expenses	13,265	18,932	39,302	53,661	373,242

Loss from operations	(13,265)	(13,134)	(39,302)	(37,857)	(275,408)
Other income (expenses):
Interest income	33	31	121	136	14,049
Interest expense	(66)	(32)	(203)	(121)	(2,306)
Change in fair value of warrant liability	(2,059)	3,376	(464)	2,022	158
Other income	—	—	—	70	231

Loss before tax benefit	(15,357)	(9,759)	(39,848)	(35,750)	(263,276)
Benefit from income taxes	—	—	—	—	1,834

Net loss	(15,357)	(9,759)	(39,848)	(35,750)	(261,442)
Deemed dividend	—	—	—	—	(19,424)
Preferred stock accretion	—	—	—	—	(802)

Net loss attributable to common stockholders	$(15,357)	$(9,759)	$(39,848)	$(35,750)	$(281,668)

Net loss attributable to common stockholders per common shares — basic and diluted	$(0.56)	$(0.28)	$(1.50)	$(1.03)

Weighted-average common shares outstanding — basic and diluted	27,625,137	34,979,702	26,516,688	34,544,768

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Nine Months		(inception) to
	Ended September 30,		September 30,
	2010	2011	2011
Operating activities
Net loss	$(39,848)	$(35,750)	$(261,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	1,577	1,243	9,722
Amortization of non-cash compensation	—	—	522
Stock-based compensation — employees	4,702	7,243	34,301
Stock-based compensation — non-employees	—	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	464	(2,022)	(158)
Loss on disposal of asset	—	—	360
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Debt instrument convertible beneficial conversion feature	—	—	135
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(635)	(4,630)	(6,866)
Other non-current assets	218	(447)	(735)
Accounts payable and accrued expenses	(2,826)	(192)	8,098
Deferred revenue	—	(2,346)	29,933

Net cash used in operating activities	(36,348)	(36,901)	(182,084)
Investing activities
Sale and redemption of marketable securities	77,435	78,255	651,869
Purchases of marketable securities	(54,065)	(47,097)	(698,732)
Purchases of property and equipment	(195)	(398)	(12,867)

Net cash provided by/(used in) investing activities	23,175	30,760	(59,730)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	143,022
Proceeds from the issuance of common stock and warrants, net of issuance costs	17,131	—	113,307
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(267)	(40)	(5,587)
Payments of secured loan agreement	(939)	(940)	(2,401)
Proceeds from exercise of stock options	6	359	1,650
Proceeds from exercise of warrants (common and preferred)	—	—	264
Proceeds from capital asset financing arrangement	—	—	5,611
Proceeds from secured loan agreement	—	—	3,758

Net cash provided by/(used in) financing activities	15,931	(621)	264,624

Net increase/(decrease) in cash and cash equivalents	2,758	(6,762)	22,810
Cash and cash equivalents at beginning of period	19,339	29,572	—

Cash and cash equivalents at end of period	$22,097	$22,810	$22,810

Amicus Therapeutics, Inc.
(a development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

			Period from
			February 4, 2002
	Nine Months		(inception) to
	Ended September 30,		September 30,
	2010	2011	2011
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$223	$121	$2,005
Non-cash activities
Conversion of notes payable to preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$—	$—	$148,951
Accretion of redeemable convertible preferred stock	$—	$—	$802
Beneficial conversion feature related to the issuance of Series C redeemable convertible preferred stock	$—	$—	$19,424
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
In October 2010, the Company entered into the License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline PLC (GSK), to develop and commercialize Amigal. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize Amigal. In consideration of the license grant, the Company received an upfront, license payment of $30 million and a premium related to the equity portion of the transaction of $3.2 million from GSK and is eligible to receive further payments of $173.5 million in aggregate upon the successful achievement of development, regulatory and commercialization milestones, as well as tiered double-digit royalties on global sales of Amigal. Potential payments include up to (i) $13.5 million related to the attainment of certain clinical development objectives and the acceptance of regulatory filings in select worldwide markets, (ii) $80 million related to market approvals for Amigal in selected territories throughout the world, and (iii) $80 million associated with the achievement of certain sales thresholds. GSK and the Company will jointly fund development costs in accordance with an agreed upon development plan. For further information, see “— Note 8. Collaborative Agreements.”
The Company had an accumulated deficit of approximately $261.4 million at September 30, 2011 and anticipates incurring losses through the year 2011 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from our initial public offering (IPO) and subsequent stock offerings, payments from partners during the terms of the collaboration agreements and other financing arrangements. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2012.
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
New Accounting Standards
In June 2011, the FASB issued guidance on the reporting and presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires companies to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance was originally proposed to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied retrospectively. In October 2011, the FASB proposed to defer the effective date of certain provisions in the guidance related to the presentation of reclassification adjustments. No effective date has been announced. As the new guidance requires additional presentation only, there will be no impact to the Company’s consolidated results of operations or financial position.
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

Note 2. Cash, Cash Equivalents and Short Term Investments
As of September 30, 2011, the Company held $22.8 million in cash and cash equivalents and $46.7 million of short term investment securities. The short term investment securities are classified as available-for-sale and as such, are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.
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
Cash and available for sale securities consisted of the following as of December 31, 2010 and September 30, 2011 (in thousands):

	As of December 31, 2010
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$29,572	$—	$—	$29,572
U.S. government agency securities	12,000	—	(9)	11,991
Corporate debt securities	42,075	2	(33)	42,044
Commercial paper	23,476	12	—	23,488
Certificate of deposit	350	—	—	350

	$107,473	$14	$(42)	$107,445

Included in cash and cash equivalents	$29,572	$—	$—	$29,572
Included in marketable securities	77,901	14	(42)	77,873

Total cash and available for sale securities	$107,473	$14	$(42)	$107,445

	As of September 30, 2011
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Cash balances	$22,810	$—	$—	$22,810
U.S. government agency securities	2,000	—	(1)	1,999
Corporate debt securities	29,412	—	(42)	29,370
Commercial paper	14,981	18	—	14,999
Certificate of deposit	350	—	—	350

	$69,553	$18	$(43)	$69,528

Included in cash and cash equivalents	$22,810	$—	$—	$22,810
Included in marketable securities	46,743	18	(43)	46,718

Total cash and available for sale securities	$69,553	$18	$(43)	$69,528

Unrealized gains and losses are reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity. For the year ended December 31, 2010 and the nine months ended September 30, 2011, unrealized holding gains included in accumulated other comprehensive income were de minimis.
For the year ended December 31, 2010 and the nine months ended September 30, 2011, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the available for sale securities as of December 31, 2010 and September 30, 2011 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months. The fair value of these available for sale securities in unrealized loss positions was $46.1 million and $28.3 million as of December 31, 2010 and September 30, 2011, respectively.
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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2010	2011	2010	2011
Statement of Operations
Net loss attributable to common stockholders	$(15,357)	$(9,759)	$(39,848)	$(35,750)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.56)	$(0.28)	$(1.50)	$(1.03)
Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 7.0 million and 8.5 million for the nine months ended September 30, 2010 and 2011, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Note 4. Comprehensive Loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011

Net loss	$(15,357)	$(9,759)	$(39,848)	$(35,750)
Change in unrealized net gain/(loss) on marketable securities	5	(11)	(32)	3

Comprehensive loss	$(15,352)	$(9,770)	$(39,880)	$(35,747)

Accumulated other comprehensive loss equals the unrealized net gains and losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.

Note 5. Stockholders’ Equity
Common Stock and Warrants
As of September 30, 2011, the Company was authorized to issue 50,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
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
Stock Option Plans
During the three and nine months ended September 30, 2011, the Company recorded compensation expense of approximately $1.9 million and $7.2 million, respectively. The higher level of stock based compensation expense during the nine months ended September 30, 2011 was primarily due to additional stock option compensation expense recognized as a result of the change in the terms of the Chief Executive Officer’s stock options resulting from his resignation in April 2011 and subsequent reappointment to the Chief Executive Officer position in August 2011 and the expense related to the vesting of the former President’s restricted stock grant. The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities. As of September 30, 2011, the total unrecognized compensation cost related to non-vested stock options granted was $10.4 million and is expected to be recognized over a weighted average period of 2.6 years.
The fair value of the options granted is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2010	2011	2011
Expected stock price volatility	79.5%	80.5%	78.4%	78.8%
Risk free interest rate	1.9%	2.5%	1.3%	2.0%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

A summary of option activities related to the Company’s stock options for the nine months ended September 30, 2011 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in millions)
Balance at December 31, 2010	5,104.1	$7.27
Options granted	2,207.0	$5.93
Options exercised	(108.5)	$3.88
Options forfeited	(520.9)	$7.44

Balance at September 30, 2011	6,681.7	$6.87	7.5 years	$0.9

Vested and unvested expected to vest, September 30, 2011	6,064.2	$6.92	7.4 years	$0.6
Exercisable at September 30, 2011	3,336.2	$8.06	6.0 years	$0.5
Restricted Stock Awards — Restricted stock awards are granted subject to certain restrictions, including in some cases service conditions. The grant-date fair value of restricted stock awards, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period.
The following table summarizes information on the Company’s restricted stock:

Restricted Stock
Weighted
	Number of	Average Grant
	Shares	Date Fair Value
(in thousands)

Unvested at December 31, 2010	—	$—
Granted	50.0	$7.21
Vested	(50.0)	$7.21
Forfeited	—	$—

Unvested at September 30, 2011	—	$—

The 50,000 restricted stock awards were granted to the Company’s President, Matthew R. Patterson, upon his appointment to Acting Chief Executive Officer in April 2011. Pursuant to the terms of the grant, these restricted shares fully vested on August 31, 2011 upon Mr. Patterson’s resignation from the Company.
During the three and nine months ended September 30, 2011, the Company recorded compensation expense relating to restricted stock awards of approximately $0.3 million and $0.4 million, respectively. As of September 30, 2011, there was no unrecognized compensation cost related to unvested restricted stock awards.

Note 6. Short-Term Borrowings and Long-Term Debt
In May 2009, the Company entered into a loan and security agreement with Silicon Valley Bank (SVB) that provides for up to $4 million of equipment financing through October 2012 (the “2009 Loan Agreement”). Borrowings under the agreement are collateralized by equipment purchased with the proceeds of the loan and bear interest at a fixed rate of approximately 9%. The 2009 Loan Agreement contains customary terms and conditions, including a financial covenant whereby the Company must maintain a minimum amount of liquidity measured at the end of each month where unrestricted cash, cash equivalents, and marketable securities, is greater than $20 million plus outstanding debt due to SVB.
In addition, the Company committed to a second loan and security agreement with SVB in August 2011 (the “2011 Loan Agreement”) in order to finance certain capital expenditures anticipated to be made by the Company in connection with its planned move in March 2012 following the expiration of its current leases for office and laboratory space in Cranbury, New Jersey. The 2011 Loan Agreement provides for up to $3 million of equipment financing through January 2014. Borrowings under the 2011 Loan Agreement are collateralized by equipment purchased with the proceeds of the loan and bear interest at a variable rate of SVB prime + 2.5%. The current SVB prime rate is 4.0%. The 2011 Loan Agreement contains the same financial covenant as the 2009 Loan Agreement. The Company has at all times been in compliance with these covenants during the term of both agreements.
At September 30, 2011, the current and long-term amounts due under the 2009 Loan Agreement were $1.3 million and $0.1 million, respectively. There are no amounts currently due under the 2011 Loan Agreement. The carrying amount of the Company’s borrowings approximates fair value at September 30, 2011.
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
Cash, Money Market Funds and Marketable Securities
The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended September 30, 2011. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2011.
Secured Debt
As disclosed in Note 6, the Company has a loan and security agreement with Silicon Valley Bank. The carrying amount of the Company’s borrowings approximates fair value at September 30, 2011. The Company’s secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

Warrants
The Company allocated $3.3 million of proceeds from its March 2010 registered direct offering to warrants issued in connection with the offering that was classified as a liability. The valuation of the warrants is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the warrant liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black Scholes model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. There are six inputs: closing price of Amicus stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Amicus’ stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Amicus stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market. The riskless rate of return is a Level 2, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy. This liability is subject to fair value mark-to-market adjustment each period. As a result, for the nine month period ended September 30, 2011, the Company recognized the change in the fair value of the warrant liability as non-operating income of $2.0 million. The resulting fair value of the warrant liability at September 30, 2011, was $2.7 million.
A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of September 30, 2011, are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$22,810	$—	$22,810
U.S. government agency securities	—	1,999	1,999
Corporate debt securities	—	29,370	29,370
Commercial paper	—	14,999	14,999
Certificate of deposit	—	350	350

	$22,810	$46,718	$69,528

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$1,357	$—	$1,357
Warrant liability	—	—	2,690	2,690

	$—	$1,357	$2,690	$4,047

The following table summarizes the changes in Level 3 liability for the nine months ended September 30, 2011 (in thousands):

	Balance as of		Balance as of
	December 31,	(Decrease)/increase	September 30,
	2010	in fair value	2011

Warrant liability	$4,712	$(2,022)	$2,690

Note 8. Collaborative Agreements
GSK
On October 28, 2010, the Company entered into the License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GSK, to develop and commercialize Amigal. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize Amigal. In consideration of the license grant, the Company received an upfront, license payment of $30 million from GSK and is eligible to receive further payments of $173.5 million in aggregate upon the successful achievement of development, regulatory and commercialization milestones, as well as tiered double-digit royalties on global sales of Amigal. Potential payments include up to (i) $13.5 million related to the attainment of certain clinical development objectives and the acceptance of regulatory filings in select worldwide markets, (ii) $80 million related to market approvals for Amigal in selected territories throughout the world, and (iii) $80 million associated with the achievement of certain sales thresholds. GSK and the Company will jointly fund development costs in accordance with an agreed upon development plan. This plan provides that the Company will fund 50% of the development costs for 2011 and 25% of the development costs in 2012 and beyond. The Company’s development costs are subject to annual and aggregate caps. Additionally, GSK purchased approximately 6.9 million shares of the Company’s common stock at $4.56 per share. The total value of this equity investment to the Company was approximately $31 million and represents a 19.9% ownership position in the Company. Under the terms of the collaboration agreement, while the Company will collaborate with GSK, GSK will have decision-making authority over clinical, regulatory and commercial matters. Additionally, GSK will have primary responsibility for interactions with regulatory agencies and prosecuting applications for marketing and reimbursement approvals worldwide.
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
The total arrangement consideration which was allocated to the single unit of accounting identified above was $33.2 million which consists of the upfront license payment of $30 million and the premium over the closing market price of the common stock transaction of $3.2 million. The Company will recognize this consideration as Collaboration Revenue on a straight-line basis over the development period of 5.2 years as included in the detailed development plan that was included in the collaboration agreement. The Company determined that the overall level of activity over the development period approximates a straight-line approach. At September 30, 2011, the Company recognized approximately $5.9 million of the total arrangement consideration as Collaboration Revenue since the inception of the agreement.
The revenue associated with reimbursements for research and development costs under collaboration agreements is included in Research Revenue and the costs associated with these reimbursable amounts are included in research and development expenses. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has not commenced its planned principal operations (i.e., selling commercial products) and is a development stage enterprise, therefore development activities are part of its ongoing central operations. During the nine months ended September 30, 2011, the Company recorded $10.8 million in Research Revenue. As of September 30, 2011, the Company recorded $3.8 million of current receivable due from GSK related to reimbursed research and development costs.

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
The following table summarizes the restructuring charges and utilization for the nine months ended September 30, 2011 (in thousands):

	Balance				Balance
	as of				as of
	December 31,		Cash		September
	2010	Charges	Payments	Adjustments	30, 2011

Facilities consolidation	$268	—	$(172)	—	$96

Note 10. Subsequent Events
The Company evaluated events that occurred subsequent to September 30, 2011 and there were no material recognized or non-recognized subsequent events during this period.

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
Our Phase 3 clinical development program for the use of Amigal as monotherapy in Fabry disease includes two clinical trials: Study 011 and Study 012. Patient recruitment in Study 011 is closed and we continue to anticipate full enrollment by the end of 2011. In addition, the first patient in Study 012 commenced dosing in the third quarter of 2011. We plan to use the data from Study 011 to support the filing of a New Drug Application, or NDA, for marketing approval in the United States and the data from Study 012 to support the filing of an application for marketing authorization in Europe.
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
We have generated significant losses to date and expect to continue to generate losses as we continue the clinical development of our drug candidates, including Amigal, and conduct preclinical studies on other programs. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through September 30, 2011, we have accumulated a deficit of $261.4 million. As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial over at least the next couple of years.
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
Study 011 is a six-month, randomized, double-blind, placebo-controlled study to support marketing applications to the FDA and other regulatory agencies. Patient recruitment is closed at 37 centers worldwide, and the study is expected to achieve target enrollment in the fourth quarter of 2011.
During the third quarter of 2011, we and GSK dosed the first patient in Study 012 to support the global approval of Amigal. Study 012 is a randomized, open-label, 18-month Phase 3 study to compare the safety and efficacy of Amigal and ERT. Approximately 50 male or female patients that are currently on ERT will be randomized (30 to switch to Amigal and 20 to remain on ERT). The primary outcome of efficacy will be renal function as measured by glomerular filtration rate (GFR).
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
We have also initiated sites for a Phase 2 study (Study 010) of AT2220 co-administered with ERT (Myozyme/Lumizyme) in individuals with Pompe disease. This study is on track to dose the first patient in the fourth quarter of 2011 and follows the same principle as Study 013 to investigate drug-drug interactions between AT2220 and ERT. The primary outcome measures will be safety and a comparison of the ERT activity in plasma, with and without co-administration of AT2220.
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
We believe that AT3375 has the potential to address Parkinson’s patients who are Gaucher carriers. We continue to evaluate AT3375 in preclinical studies for Parkinson’s disease, and plan to report late-stage preclinical proof-of-concept results prior to the end of 2011.
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
Collaboration with GSK
On October 28, 2010, the Company entered into the License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GSK, to develop and commercialize Amigal. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize Amigal. In consideration of the license grant, the Company received an upfront, license payment of $30 million from GSK and is eligible to receive further payments of $173.5 million in aggregate upon the successful achievement of development, regulatory and commercialization milestones, as well as tiered double-digit royalties on global sales of Amigal. Potential payments include up to (i) $13.5 million related to the attainment of certain clinical development objectives and the acceptance of regulatory filings in select worldwide markets, (ii) $80 million related to market approvals for Amigal in selected territories throughout the world, and (iii) $80 million associated with the achievement of certain sales thresholds. GSK and the Company will jointly fund development costs in accordance with an agreed upon development plan. This plan provides that the Company will fund 50% of the development costs for 2011 and 25% of the development costs in 2012 and beyond. The Company’s development costs are subject to annual and aggregate caps. Additionally, GSK purchased approximately 6.9 million shares of the Company’s common stock at a price of $4.56 per share. The total value of this equity investment to the Company is approximately $31 million and represents a 19.9% ownership position in the Company. Under the terms of the collaboration agreement, while we will collaborate with GSK, GSK will have decision-making authority over clinical, regulatory and commercial matters related to Amigal. Additionally, GSK will have primary responsibility for interactions with regulatory agencies and prosecuting applications for marketing and reimbursement approvals worldwide.

Financial Operations Overview
Revenue
In November 2010, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus. The total upfront consideration received of $33.2 million will be recognized as Collaboration Revenue on a straight-line basis over the development period of the collaboration agreement which is approximately 5.2 years. For the nine months ended September 30, 2011, we recognized approximately $5.0 million of the total upfront consideration as Collaboration Revenue. For the nine months ended September 30, 2011, we recognized $10.8 million of Research Revenue for reimbursed research and development costs. We have not generated any commercial sales revenue since our inception.
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
We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through September 30, 2011, we have incurred research and development expense in the aggregate of $251.2 million.

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

					Period from
					February 4, 2002
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
Projects	2010	2011	2010	2011	2011
Third party direct project expenses
Amigal (Fabry Disease — Phase 3)	$3,020	$5,385	$8,140	$13,613	$59,643
Plicera (Gaucher Disease — Phase 2*)	100	15	434	(186)	26,041
AT2220 (Pompe Disease — Phase 2)	23	53	334	98	13,232
Neurodegenerative Diseases (Preclinical)	82	745	488	1,694	8,093

Total third party direct project expenses	3,225	6,198	9,396	15,219	107,009

Other project costs (1)
Personnel costs	3,983	4,715	12,166	14,439	88,876
Other costs (2)	1,654	2,798	4,326	6,797	55,334

Total other project costs	5,637	7,513	16,492	21,236	144,210

Total research and development costs	$8,862	$13,711	$25,888	$36,455	$251,219

(1)	Other project costs are leveraged across multiple projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.

*	We do not plan to advance Plicera into Phase 3 development at this time.
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

General and Administrative Expense
General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services. From our inception in February 2002 through September 30, 2011, we spent $109.3 million on general and administrative expense.
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
While there were no significant changes during the quarter ended September 30, 2011 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our critical accounting policies.
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
Stock-Based Compensation
We apply the fair value method of measuring stock-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the vesting period of the related awards.

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

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2010	2011	2011
Expected stock price volatility	79.5%	80.5%	78.4%	78.8%
Risk free interest rate	1.9%	2.5%	1.3%	2.0%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00
Warrants
The warrants issued in connection with the March 2010 registered direct offering are classified as a liability. The fair value of the warrants liability is evaluated at each balance sheet date using the Black-Scholes valuation model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. Any changes in the fair value of the warrants liability is recognized in the consolidated statement of operations. The weighted average assumptions used in the Black-Scholes valuation model for the warrants September 30, 2011 and 2010 are as follows:

	September 30,	September 30,
	2010	2011
Expected stock price volatility	79.6%	70.4%
Risk free interest rate	0.9%	0.34%
Expected life of warrants (years)	3.42	2.42
Expected annual dividend per share	$0.00	$0.00
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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amount)	2010	2011	2010	2011
Historical
Numerator:
Net loss attributable to common stockholders	$(15,357)	$(9,759)	$(39,848)	$(35,750)

Denominator:
Weighted average common shares outstanding — basic and diluted	27,625,137	34,979,702	26,516,688	34,544,768

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 7.0 million and 8.5 million for the nine months ended September 30, 2010 and 2011, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
Results of Operations
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Revenue. In November 2010, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus. The total upfront consideration received of $33.2 million will be recognized as Collaboration Revenue on a straight-line basis over the development period of the collaboration agreement which is approximately 5.2 years. For the three months ended September 30, 2011, we recognized $1.7 million of the total upfront consideration as Collaboration Revenue. For the three months ended September 30, 2011, we recognized $4.1 million of Research Revenue for reimbursed research and development costs. We have not generated any commercial sales revenue since our inception.
Research and Development Expense. Research and development expense was $13.7 million for the three months ended September 30, 2011, representing an increase of $4.8 million or 54% from $8.9 million for the three months ended September 30, 2010. The variance was primarily attributable to an increase in contract research and manufacturing costs due to the increased activity within the Fabry program and higher personnel costs.
General and Administrative Expense. General and administrative expense was $4.8 million for the three months ended September 30, 2011, representing a increase of $0.9 million or 23% from $3.9 million for the three months ended September 30, 2010. The variance was primarily due to an increase in personnel costs associated with a severance charge of $0.6 million for our former President.
Interest Income and Interest Expense. Interest income was $0.03 million for the three months ended September 30, 2011 and 2010. Interest expense was approximately $0.03 million for the three months ended September 30, 2011 compared to $0.06 for the three months ended September 30, 2010. The decrease was due to less outstanding debt during the period on the secured loan.
Change in Fair Value of Warrant Liability. In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and remeasure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the three months ended September 30, 2011, we reported a gain of $3.4 million related to the decrease in fair value of these warrants compared to a loss of $2.1 million for the three month period ending September 30, 2010. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Results of Operations
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Revenue. For the nine months ended September 30, 2011, we recognized $5.0 million of the total upfront consideration of $33.2 million as Collaboration Revenue. For the nine months ended September 30, 2011, we recognized $10.8 million of Research Revenue for reimbursed research and development costs. We have not generated any commercial sales revenue since our inception.
Research and Development Expense. Research and development expense was $36.5 million for the nine months ended September 30, 2011, representing an increase of $10.6 million or 41% from $25.9 million for the nine months ended September 30, 2010. The variance was primarily attributable to an increase in contract research and manufacturing costs due to the increased activity within the Fabry program and higher personnel costs.
General and Administrative Expense. General and administrative expense was $16.0 million for the nine months ended September 30, 2011, representing a increase of $4.2 million or 36% from $11.8 million for the nine months ended September 30, 2010. The variance was primarily due to additional stock option compensation expense recognized as a result of the change in the terms of the Chief Executive Officer’s stock options resulting from his resignation and subsequent reappointment to the Chief Executive Officer position as well as a severance related compensation charge of $0.6 million related to the resignation of the former President and the vesting of his restricted stock award.
Interest Income and Interest Expense. Interest income was $0.1 million for the nine months ended September 30, 2011, and 2010. Interest expense was $0.1 million for the nine months ended September 30, 2011, compared to $0.2 million for the nine months ended September 30, 2010. The decrease of $0.1 million or 50% was due to less outstanding debt during the period on the secured loan.
Change in Fair Value of Warrant Liability. For the nine months ended September 30, 2011, we reported a gain of $2.0 million related to the increase in fair value of the warrants issued in connection with our registered direct offering in March 2010 compared to a loss of $0.5 million for the nine months ended September 30, 2010. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.
Other Income/Expense. Other income increased due to funds received from the U.S. Treasury Department in February 2011 of $0.07 million under the Qualified Therapeutic Discovery Projects tax credit and grant program.

Liquidity and Capital Resources
Source of Liquidity
As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007, $18.5 million of gross proceeds from our Registered Direct Offering in March 2010, $80.0 million from the non-refundable license fees from the collaboration agreements and $31.0 million from GSK’s investment in the Company at the time the collaboration was formed. In the future, we expect to fund our operations, in part, through the receipt of cost-sharing and milestone payments from GSK. The following table summarizes our significant funding sources as of September 30, 2011:

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
In addition, in conjunction with the GSK collaboration agreement, we received reimbursement of research and development expenditures from the date of the agreement (October 28, 2010) through September 30, 2011 of $6.6 million. We also received $31.1 million in reimbursement of research and development expenditures from the prior Shire collaboration from the date of the agreement (November 7, 2007) through October 29, 2009.
As of September 30, 2011, we had cash, cash equivalents and marketable securities of $69.5 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.
Net Cash Used in Operating Activities
Net cash used in operations for the nine months ended September 30, 2010 of $36.3 million was primarily comprised of the net loss for the nine months ended September 30, 2010 of $39.8 million and the change in other operating assets and liabilities of $3.2 million.
Net cash used in operations for the nine months ended September 30, 2011 was $36.9 million due to the net loss for the nine months ended September 30, 2011 of $35.8 million, and a change in operating assets and liabilities of $7.6 million. The change in operating assets and liabilities of $7.6 million was due primarily to an increase in receivables of $3.8 million related to amounts due from GSK under the collaboration agreement.

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
Net cash provided by investing activities for the three months ended September 30, 2011 was $30.8 million. Net cash provided by investing activities reflects $78.3 million for the sale and redemption of marketable securities partially offset by $47.1 million for the purchase of marketable securities and $0.4 million for the acquisition of property and equipment.
Net Cash Provided by/(Used in) Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2010 was $15.9 million, consisting of $17.1 million from the issuance of common stock primarily offset by the payments of our secured loan agreement and capital lease obligations of $0.9 million and $0.3 million, respectively.
Net cash used in financing activities for the nine months ended September 30, 2011 was $0.6 million, consisting primarily of $0.9 million of payments on our secured loan agreement and capital lease obligations. The payments were partially offset by $0.4 million of cash proceeds from the exercise of stock options.
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
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. At September 30, 2011, we held $69.5 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.
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
After deducting expenses of approximately $6.9 million, we received net offering proceeds of approximately $68.1 million from our initial public offering. As of September 30, 2011, approximately $1.5 million of the net proceeds from our initial public offering were maintained in money market funds and in investment-grade, interest bearing instruments, pending their use. We have used the remaining proceeds of approximately $66.6 million for clinical development of our projects, research and development activities relating to additional preclinical projects and to fund working capital and other general corporate purposes.

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
As of September 30, 2011, we had invested the $17.1 million in net proceeds from our registered direct offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through September 30, 2011, we have not used the net proceeds from this offering. We intend to use the proceeds from this offering to further advance the development of our lead product candidate, Amigal, and the completion of certain activities required for the submission of a license application globally, as well as for general corporate matters.
The foregoing represents our best estimate of our use of proceeds for the period indicated.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our common stock for the three months ended September 30, 2011:

			(c) Total number of
		(b)	shares purchased as	(d) Maximum number of shares
	(a) Total number	Average	part of publicly	that may yet be
	of shares	Price Paid	announced plans or	purchased under the plans or
Period	purchased	per Share	programs	programs

August 1, 2011 — August 31, 2011	13,225	$4.59	—	—

Total	13,225		—

Pursuant to a restricted stock award agreement dated April 18, 2011 between Amicus Therapeutics, Inc. and Matthew R. Patterson, our former President, Mr. Patterson was granted 50,000 restricted shares, which fully vested on the date of his resignation in August 2011. In order to comply with the minimum statutory federal tax withholding rate of 25% plus 1.45% for Medicare, Mr. Patterson surrendered a portion of his vested shares on the vesting date, representing 26.45% of the total value of the shares then vested.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Amended and Restated By-laws

10.1	(3)	Employment Agreement dated April 18, 2011 between Amicus Therapeutics, Inc. and John F. Crowley

10.2	(3)	Letter Agreement dated April 18, 2011 between Amicus Therapeutics, Inc. and Matthew R. Patterson

10.3	(3)	Restricted Stock Award Agreement dated April 18, 2011 between Amicus Therapeutics, Inc. and Matthew R. Patterson

10.4	(4)	Amended and Restated 2007 Equity Incentive Plan

10.5	(5)	Employment Agreement dated June 28, 2011 between Amicus Therapeutics, Inc. and John F. Crowley

10.6	(6)	Lease Agreement dated August 16, 2011 between Amicus Therapeutics, Inc. and Cedar Brook 3 Corporate Center, L.P.

31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

(3)	Incorporated by reference to Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed April 18, 2011

(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 25, 2011

(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2011

(6)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2011

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.
Date: November 2, 2011	By:	/s/ JOHN F. CROWLEY
John F. Crowley
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2011	By:	/s/ DAPHNE QUIMI
Daphne Quimi
Corporate Controller (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Amended and Restated By-laws

10.1	(3)	Employment Agreement dated April 18, 2011 between Amicus Therapeutics, Inc. and John F. Crowley

10.2	(3)	Letter Agreement dated April 18, 2011 between Amicus Therapeutics, Inc. and Matthew R. Patterson

10.3	(3)	Restricted Stock Award Agreement dated April 18, 2011 between Amicus Therapeutics, Inc. and Matthew R. Patterson

10.4	(4)	Amended and Restated 2007 Equity Incentive Plan

10.5	(5)	Employment Agreement dated June 28, 2011 between Amicus Therapeutics, Inc. and John F. Crowley

10.6	(6)	Lease Agreement dated August 16, 2011 between Amicus Therapeutics, Inc. and Cedar Brook 3 Corporate Center, L.P.

31.1	*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

(3)	Incorporated by reference to Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed April 18, 2011

(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 25, 2011

(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2011

(6)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2011

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Amicus Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.