Form 10-K
period 2011-12-31
AMICUS THERAPEUTICS INC
filed 2012-02-28
CIK 1178879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number 001-33497

Amicus Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	71-0869350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Cedar Brook Drive, Cranbury, NJ 08512

(Address of principal executive offices)

Telephone: (609) 662-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the 10,435,171 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the NASDAQ, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $61,984,916. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 10% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 17, 2012, there were 34,822,759 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders which is to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this annual report on Form 10-K include, among other things, statements about:

•	the progress and results of our clinical trials of our drug candidates, including migalastat HCl;

•	our ability to achieve development and commercialization milestone payments and sales royalties under our collaboration with GlaxoSmithKline PLC;

•

the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates including those testing the use of pharmacological chaperones co-administered with enzyme replacement therapy and for the treatment of diseases of neurodegeneration;

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

PART I

Item 1. BUSINESS.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of orally-administered, small molecule drugs known as pharmacological chaperones, a novel, first-in-class approach to treating a broad range of diseases including lysosomal storage diseases and diseases of neurodegeneration. We believe that our pharmacological chaperone technology, our advanced product pipeline, especially our lead product candidate for Fabry disease, migalastat HCl, a strong balance sheet and our strategic collaboration with GlaxoSmithKline uniquely position us at the forefront of developing therapies for rare and orphan diseases.

We are focused on the development of pharmacological chaperones as monotherapies and in combination with enzyme replacement therapy (ERT), the current standard of treatment for Fabry and other lysosomal storage diseases. In 2012, we are advancing two monotherapy programs for genetic diseases:

•	Migalastat HCl for patients with Fabry disease identified as having alpha-galactosidase A (alpha-Gal A) mutations amenable to chaperone therapy, and

•	AT3375 for Parkinson’s disease in Gaucher disease carriers and potentially the broader Parkinson’s population.

Our pharmacological chaperone-ERT combination programs for 2012 include:

•	Migalastat HCl co-administered with ERT for patients with Fabry disease receiving ERT treatment with any genetic mutation,

•	AT2220 (duvoglustat HCl) co-administered with ERT for Pompe disease,

•	AT3375 and afegostat tartrate co-administered with ERT for Gaucher disease, and

•	Several new, undisclosed pharmacological chaperone programs focused on the combination of chaperones with ERTs for additional lysosomal storage diseases.

Fabry and other lysosomal storage diseases such as Gaucher and Pompe diseases are among certain human diseases that are caused by mutations in specific genes that, in many cases, lead to the production of proteins with reduced stability. Proteins with such mutations may not fold into their correct three-dimensional shape and are generally referred to as misfolded or unstable proteins. Misfolded or unstable proteins are often recognized by cells as having defects and, as a result, may be eliminated prior to reaching their intended location in the cell. The reduced biological activity of these proteins leads to impaired cellular function and ultimately to disease.

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

Our lead product candidate, migalastat HCl for Fabry disease, is in late Phase 3 development. We are developing and commercializing migalastat HCl with an affiliate of GlaxoSmithKline PLC (GSK) pursuant to a License and Collaboration Agreement entered into in October 2010. Our partnership with GSK allows us to utilize GSK’s significant expertise in clinical, regulatory, commercial and manufacturing matters in the development of migalastat HCl. In addition, the cost-sharing arrangements and potential milestone and royalty payments under the License and Collaboration Agreement provide us with the financial resources to continue the development of migalastat HCl while also advancing our other programs. We also believe this collaboration is important in validating our status as a leader in the development of treatments for rare diseases given the increasing focus placed on the rare disease field.

Our Phase 3 clinical development program for the use of migalastat HCl as monotherapy in Fabry disease includes two global registration studies for patients with Fabry disease identified as having alpha-Gal A mutations amenable to migalastat HCl: Study 011 and Study 012. We completed enrollment of 67 patients in Study 011, our placebo-controlled Phase 3 study, in December 2011 and expect results in the third quarter of 2012. We plan to use the data from Study 011 to support the submission of a New Drug Application, or NDA, to the U.S. Food and Drug Administration (FDA) for marketing approval in the United States and other regulatory agencies. Study 012 is our second Phase 3 study for migalastat HCl study intended to support the worldwide registration of migalastat HCl for Fabry disease. We dosed the first patient in Study 012 in September 2011 to compare the safety and efficacy of migalastat HCl and ERT and expect to complete enrollment of approximately 50 patients by the end of 2012.

We believe migalastat HCl may have advantages over ERT. While ERT compensates for the reduced level of activity of specific enzymes through regular infusions of recombinant forms of the enzyme, our approach uses orally-administered small molecule pharmacological chaperones to improve the function of the enzyme that is made by the patient’s own body. We believe this approach to treating these diseases could provide benefits to patients through better bio-distribution and ease of use.

In addition to potential benefits pharmacological chaperones may provide as a monotherapy, we also believe the use of pharmacological chaperones co-administered with ERT may address certain key limitations of ERT. The use of pharmacological chaperones co-administered with ERT may improve the characteristics of ERT by, among other effects, prolonging the half-life of infused enzymes in the circulation, increasing uptake of the infused enzymes into cells and tissues, mitigating immunogenicity, and increasing enzyme activity and substrate reduction in target tissues compared to that observed with ERT alone. We, along with our partner GSK, are currently conducting a Phase 2 study (Study 013) to evaluate migalastat HCl co-administered with ERT in Fabry patients. We recently presented preliminary positive data from Study 013 which included, in part, increases in levels of active enzyme in plasma and skin demonstrating a positive drug-drug interaction between migalastat HCl and ERT. We expect to complete Study 013 in the first half of 2012.

In addition, we are conducting another Phase 2 co-administration study (Study 010) evaluating our pharmacological chaperone AT2220 (duvoglustat HCl) co-administered with ERT in Pompe patients. Unlike migalastat HCl, we own exclusive rights to the development of AT2220. We expect to announce preliminary results from Study 010 in the first half of 2012. We also plan to increase our commitment to the broader application of the chaperone-ERT combination technology as a potential next-generation treatment approach for multiple lysosomal storage diseases in 2012. We are continuing our preclinical work investigating our pharmacological chaperones AT3375 and afegostat tartrate co-administered with ERT for Gaucher disease, and have initiated new undisclosed pharmacological chaperone research and development programs to investigate the use of chaperones in combination with other ERTs.

Although Fabry, Gaucher and Pompe are relatively rare diseases, they represent substantial commercial markets due to the severity of the symptoms and the chronic nature of the diseases. The publicly-reported worldwide net product sales for the six currently approved therapeutics to treat Fabry, Gaucher and Pompe disease were approximately $2.0 billion in 2011.

While our initial clinical efforts have focused on the use of pharmacological chaperones to treat lysosomal storage diseases, we believe that our technology may be applicable to the treatment of certain diseases of neurodegeneration. We have been a pioneer in investigating the link between Gaucher and Parkinson’s disease, and have been exploring the possibility of using pharmacological chaperones that target glucocerebrosidase (GCase), the enzyme deficient in Gaucher disease, for more than five years. In 2011, numerous peer-reviewed publications in leading scientific journals reported additional information on the underlying mechanisms that link Gaucher and Parkinson’s, and further validated GCase as a target for the treatment of the disease. In particular, these new papers demonstrated a direct connection between GCase and alpha-synuclein, whose accumulation in the brain is a hallmark of Parkinson’s, and showed that increased GCase activity in the brain of mouse models could reduce alpha-synuclein pathology and other deficits. We will continue preclinical and IND-enabling studies for the pharmacological chaperone AT3375, which targets the same GCase enzyme that is deficient in Gaucher disease. These preclinical studies are anticipated to be complete by year-end 2012 and are funded in part by a grant awarded by the Michael J. Fox Foundation.

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

Potential Advantages of Pharmacological Chaperones for the Treatment of Lysosomal Storage Diseases

Lysosomal storage diseases are a type of metabolic disorder characterized by mutations in lysosomal enzymes, which are specialized proteins that break down cellular substrates in a part of the cell called the lysosome. We believe that pharmacological chaperone therapy may have advantages relative to the current therapeutic standard of care for these disorders, ERT, which involves regular infusions of recombinant human enzyme to compensate for the deficient lysosomal enzyme. The following table compares some features of ERT to pharmacological chaperone therapy.

Product Characteristic	Enzyme Replacement Therapy	Pharmacological Chaperone Therapy

Biodistribution	Variable tissue distribution	Broad tissue distribution, including brain

Ease of Use	Weekly or every other week intravenous infusion	Oral administration

Manufacturing	Recombinant protein manufacturing	Chemical synthesis

An additional therapeutic approach to the treatment of certain lysosomal storage diseases is substrate reduction therapy (SRT). We believe our pharmacological chaperone therapies may have advantages relative to SRT as well. Like pharmacological chaperone therapies, SRT uses orally-administered small molecules; however, the underlying mechanism of action is very different. SRTs are designed to prevent the production of the substrate that accumulates in disease by inhibiting an enzyme required to make the substrate in cells, which is not the same enzyme that is deficient in the disease. Importantly, if synthesis of the substrate is inhibited it cannot perform its normal biological functions. Our pharmacological chaperones are designed to bind directly to the enzyme deficient in the disease, increasing its stability and helping it fold into its correct three-dimensional shape. This in turn enables proper trafficking to the lysosome where the enzyme can directly decrease substrate accumulation. To date, one SRT product has received regulatory approval in the U.S. and the European Union (EU) for the treatment of lysosomal storage diseases. Zavesca®, a substrate reduction therapy product commercialized by Actelion, Ltd., is approved for the treatment of Gaucher disease in the U.S., the EU and other countries as well for another lysosomal storage disease in the EU. Sanofi aventis, through its subsidiary Genzyme Corporation, is currently developing a SRT product which is in Phase 3 development for the treatment of Gaucher Disease.

Migalastat HCl for Fabry Disease

Overview

Our most advanced product candidate, migalastat HCl, is an investigational, orally-administered, small molecule pharmacological chaperone for the treatment of Fabry disease. In October, 2010, we entered into a License and Collaboration Agreement with GSK to develop and commercialize migalastat HCl. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize migalastat HCl. In consideration of the license grant, we received an upfront license payment of $30 million and are eligible to receive further payments of up to approximately $170 million upon the successful achievement of development, regulatory and commercialization milestones, as well as tiered double-digit royalties on global sales of migalastat HCl. We are jointly funding development costs with GSK in accordance with an agreed upon development plan, pursuant to which we funded 50% of the development costs in 2011 and will fund only 25% of the development costs for 2012 and beyond, subject to annual and aggregate caps.

Clinical Studies of Migalastat HCl Monotherapy for Fabry Disease

Study 011 is a six-month, placebo-controlled global Phase 3 study of migalastat HCl for Fabry disease to support marketing applications for the FDA and other regulatory agencies. In September 2009, the first patient was randomized in Study 011 to receive migalastat HCl 150 mg or placebo on an every-other-day (QOD) oral dosing schedule for a six-month double-blinded treatment period. During a six-month open-label follow up period, patients continue treatment with migalastat HCl or switch from placebo to migalastat HCl. We exceeded our target enrollment of 60 patients for Study 011 when we enrolled our 67th and final patient in December 2011. As of December 31, 2011, 24 of 26 patients who have completed the six-month treatment and six-month follow-up periods are currently enrolled in the ongoing Phase 3 extension study and remain on migalastat HCl treatment. We expect results from this study in the third quarter of 2012.

The primary efficacy endpoint for Study 011 is a change in interstitial capillary globotriaosylceramide (GL-3), the substrate that accumulates in Fabry disease, as measured by kidney biopsy. Patients in Study 011 with a reduction of GL-3 deposits per capillary of at least 50% at six months will be considered responders. The final analysis will compare the number of responders in the migalastat HCl group vs. the placebo group. Secondary endpoints for Study 011 include safety and tolerability, urine GL-3, renal function, and quality of life (QOL). Urine GL-3 will be analyzed using the first analytically validated GLP assay, which was developed by Amicus to measure forms of GL-3 found in kidney cells. Renal function will be assessed by measuring iohexol glomerular filtration rate (GFR), eGFR, and 24-hour urine protein.

Study 012 is our second Phase 3 study intended to support the worldwide registration of migalastat HCl for Fabry disease. Study 012 is a randomized, open-label, 18-month Phase 3 study to compare the safety and efficacy of migalastat HCl and ERT in male and female patients with Fabry disease. The study will randomize approximately 50 patients (30 to switch to migalastat HCl and 20 to remain on ERT) identified as having alpha-Gal A mutations amenable to migalastat HCI and who have been treated with either of the ERTs currently marketed (Fabrazyme® (agalsidase beta) or Replagal® (agalsidase alfa)) for Fabry disease for at least 12 months. Subjects in the migalastat HCl treatment arm will receive 150 mg of migalastat HCl every other day, while those in the ERT alone arm will continue on their current dose and regimen. The primary outcome of efficacy will be renal function as measured by glomerular filtration rate (GFR) for the migalastat HCl and ERT groups at 18 months. The primary analysis will use descriptive statistics to compare the mean changes in GFR for each arm. Secondary outcomes of efficacy include renal function as measured by 24-hour urine protein and other clinical outcomes. The first patient in Study 012 commenced dosing in September 2011 and we expect to complete enrollment by the end of 2012, although timelines may be influenced by the continuing ERT shortage.

Our ongoing Phase 2 extension study (Study 2050 is designed to evaluate the long-term safety and efficacy of migalastat HCl (150 MG qod). Among the endpoints being evaluated are two measures of renal function, estimated glomerular filtration rate (eGFR) and 24-hour urine protein. As of December 31, 2011, 17 patients who completed one of our four Phase 2 clinical studies and enrolled in Study 205 continue to receive migalastat HCl for up to five years.

The key findings from our four Phase 2 studies and long term extension study to date include the following:

•	migalastat HCl has been generally safe and well-tolerated at all doses evaluated and no drug-related serious adverse events have been reported.

•	migalastat HCl increased the level of the enzyme deficient in 24 of the 26 original Phase 2 study subjects

•	migalastat HCl was shown to reduce the accumulated GL-3 substrate in a majority of study subjects.

•	eGFR has remained stable out to 3-4 years for all subjects in the extension study.

•

Trends of reduced 24-hour urine protein continued to be observed in 17 subjects retrospectively identified as having alpha-Gal A mutations amenable to migalastat HCl; these seventeen subjects continue to receive treatment with migalastat HCl in the Phase 2 extension study

•

Responses in patients with different Fabry mutations were consistent with the results of in vitro testing, thus suggesting the ability to use pharmacogenetics to select likely alpha-Gal A mutations amenable to migalastat HCl.

In February 2004, the FDA granted orphan drug designation to migalastat HCl for the treatment of Fabry disease and in May 2006, the EMEA granted orphan medicinal product designation for migalastat HCl. In the United States, we intend to seek Accelerated Approval for migalastat HCl according to Subpart H regulations.

Phase 2 Chaperone-ERT Co-Administration Study of migalastat HCl for Fabry Disease

We are also investigating the use of migalastat HCl co-administered with ERT in a Phase 2 study. Study 013 is an ongoing, open-label Phase 2 drug-drug interaction study to evaluate the safety and pharmacokinetic (PK) effects of two doses of migalastat HCl (150 mg and 450 mg) co-administered with ERT (Fabrazyme® (agalsidase beta) or Replagal® (agalsidase alfa)) in up to 24 males diagnosed with Fabry disease. Unlike Study 011 and Study 012, patients in Study 013 are not required to have alpha-Gal A mutations amenable to chaperone therapy because, when co-administered with ERT, migalastat HCl is designed to bind to and stabilize the recombinant enzyme in the circulation in any patient receiving ERT.

We recently presented data for the first seven subjects in Study 013 who received their current dose and regimen of the ERT agalsidase beta alone at one infusion followed by oral migalastat HCl 150 mg administered two hours prior to agalsidase beta at their next infusion. Due to the supply shortage of agalsidase beta, five of these subjects had been receiving 0.5 mg/kg infused every two weeks and two subjects had been receiving a dose of 1.0 mg/kg infused every four weeks. The preliminary results include the following:

•

Increases in levels of active enzyme in plasma and skin and peripheral blood mononuclear cells (PBMCs) demonstrate a positive drug-drug interaction between migalastat HCl 150 mg and agalsidase beta, confirming observations from preclinical studies and;

•

For all seven treated with migalastat HCl 150 mg, levels of active enzyme in plasma ranged from 1.6 to 4.2-fold higher than with ERT alone, as measured by total area under the curve (AUC). Skin biopsies taken on Day 2 post-dose demonstrated increased levels of active enzyme in the skin from all seven patients from 1.1 to 18.9-fold after subtracting baseline activity. On Day 7 post-dose, active enzyme activity remained increased in five of the seven patients, up to 11.1-fold higher after subtracting baseline activity, following co-administration compared to ERT alone.

In published preclinical studies, the co-administration of migalastat HCl and ERT led to stabilization of the ERT and increased uptake of active enzyme into key organs of disease, including kidney, heart, and skin, when compared to ERT alone. This increased enzyme uptake in Fabry mouse models also led to further reductions in GL-3, the substrate that accumulates in kidney, heart and skin in Fabry disease. We expect to complete Study 013 in the first half of 2012.

Causes of Fabry Disease and Rationale for Use of Migalastat HCl

Fabry disease is a lysosomal storage disease resulting from a deficiency in a-GAL A. Symptoms can be severe and debilitating, including kidney failure and increased risk of heart attack and stroke. The deficiency of a-Gal A in Fabry patients is caused by inherited genetic mutations. Certain of these mutations cause changes in the amino acid sequence of a-Gal A that may result in the production of a-Gal A with reduced stability that does not fold into its correct three-dimensional shape. Although a-Gal A produced in patient cells often retains the potential for some level of biological activity, the cell’s quality control mechanisms recognize and retain misfolded a-Gal A in the ER, until it is ultimately moved to another part of the cell for degradation and elimination. Consequently, little or no a-Gal A moves to the lysosome, where it normally breaks down GL-3. This leads to accumulation of GL-3 in cells, which is believed to be the cause of the symptoms of Fabry disease. In addition, accumulation of the misfolded a-Gal A enzyme in the ER may lead to stress on cells and inflammatory-like responses, which may contribute to cellular dysfunction and disease.

Migalastat HCl is designed to act as a pharmacological chaperone for a-Gal A by selectively binding to the enzyme, which increases its stability and helps the enzyme fold into its correct three-dimensional shape. This stabilization of a-Gal A allows the cell’s quality control mechanisms to recognize the enzyme as properly folded so that trafficking of the enzyme to the lysosome is increased, enabling it to carry out its intended biological function, the metabolism of GL-3. As a result of restoring the proper trafficking of a-Gal A from the ER to the lysosome, migalastat HCl also reduces the accumulation of misfolded protein in the ER, which may alleviate stress on cells and some inflammatory-like responses that may be contributing factors in Fabry disease.

Because migalastat HCl increases levels of a patient’s naturally produced a-GAL, those Fabry disease patients with a missense mutation or other genetic mutations that result in production of a-Gal A that is less stable but with some residual enzyme activity are the ones most likely to respond to treatment with migalastat HCl. We estimate that approximately fifty percent of patients with Fabry disease may have alpha-Gal A mutations that are amenable to migalastat HCl as a monotherapy. Patients with genetic mutations leading to a partially made a-Gal A enzyme or a-Gal A enzyme with an irreversible loss of activity are less likely to respond to treatment with migalastat HCl as a monotherapy. However, we believe that all Fabry patients are potentially treatable with migalastat HCl in combination with ERT.

Fabry Disease Background

The clinical manifestations of Fabry disease span a broad spectrum of severity and roughly correlate with a patient’s residual a-Gal A levels. The majority of currently treated patients are referred to as classic Fabry disease patients, most of whom are males. These patients experience disease of various organs, including the kidneys, heart and brain, with disease symptoms first appearing in adolescence and typically progressing in severity until death in the fourth or fifth decade of life. A number of studies suggest that there are a large number of undiagnosed males and females that have a range of Fabry disease symptoms, such as impaired cardiac or renal function and strokes, that usually first appear in adulthood.

Individuals with this type of Fabry disease, referred to as later-onset Fabry disease, tend to have higher residual a-Gal A levels than classic Fabry disease patients. Although the symptoms of Fabry disease span a spectrum of severity, it is useful to classify patients as having classic or later-onset Fabry disease when discussing the disease and the associated treatable population.

Classic Fabry Disease

Individuals with classic Fabry disease are in most instances males. They have little or no detectable a-Gal A levels and are the most severely affected. These patients first experience disease symptoms in adolescence, including pain and tingling in the extremities, skin lesions, a decreased ability to sweat and clouded eye lenses. If these patients are not treated, their life expectancy is reduced and death usually occurs in the fourth or fifth decade of life from renal failure, cardiac dysfunction or stroke. Studies reported in the Journal of the American Medical Association (January 1999) and The Metabolic and Molecular Bases of Inherited Disease (8th edition 2001) suggest the annual incidence of Fabry disease in newborn males is 1:40,000-1:60,000. Current estimates from the University of Iowa and the National Kidney Foundation suggest that there are a total of approximately 5,000 classic Fabry disease patients worldwide.

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

In addition, later-onset Fabry disease may also present in the form of strokes of unknown cause. A study reported in The Lancet (November 2005) found that approximately 4% of 721 male and female patients in Germany between the ages of 18 to 55 with stroke of unknown cause have Fabry disease.

It was previously believed to be rare for female Fabry disease patients to develop overt clinical manifestations of Fabry disease. Fabry disease is known as an X-linked disease because the inherited a-Gal A gene mutation is located only on the X chromosome. Females inherit an X chromosome from each parent and therefore can inherit a Fabry mutation from either parent. By contrast, males inherit an X chromosome (and potentially a Fabry mutation) only from their mothers. For this reason, there are expected to be roughly twice as many females as males that have Fabry disease mutations. Several studies reported in the Journal of Medical Genetics (2001), the Internal Medicine Journal (2002) and the Journal of Inherited Metabolic Disease (2001) report that, while the majority of females with Fabry disease mutations have mild symptoms, many have severe symptoms, including enlargement of the left ventricle of the heart and/or renal failure.

Newborn screening studies in Italy, Taiwan and Austria, published in the American Journal of Human Genetics (2006), Human Mutation (2009) and the Lancet (2011) respectively, report that the incidence of Fabry mutations in newborns is over ten times higher than previous estimates for classic patients, Combined these studies screened over two-hundred and sixty-three thousand newborns, and found the incidence of Fabry mutations to be between 1:2,400 to 1: 3859. This high incidence was attributed to a large number of newborn males with a-Gal A mutations often associated with later-onset Fabry disease, which may not have been identified in previous screening studies that relied on diagnosis based on development of symptoms of classic Fabry disease.

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

We expect that as awareness of later-onset Fabry disease grows, the number of patients diagnosed with the disease will increase. Increased awareness of all forms of Fabry disease, particularly for specialists not accustomed to treating Fabry disease patients, may lead to increased testing and diagnosis of patients with the disease

Based on published data from the Human Gene Mutation Database and our experience in the field, we believe the majority of the known genetic mutations that cause Fabry disease are missense mutations. There are few widely-occurring genetic mutations reported for Fabry disease, suggesting that the frequency of a specific genetic mutation reported in the Human Gene Mutation Database reflects the approximate frequency of that mutation in the general Fabry patient population. In addition, data presented at the 11th International Conference on Health Problems Related to the Chinese (2002) suggest that the vast majority of newly diagnosed patients with later-onset Fabry disease also have missense mutations. Because missense mutations often result in less stable, misfolded a-Gal A with some residual enzyme activity, we believe patients with these mutations may benefit from treatment with migalastat HCl. We also believe that other types of genetic mutations may result in misfolded a-Gal A and therefore may respond to treatment with migalastat HCl. Based on this, we believe that approximately fifty percent of the Fabry disease patient population may benefit from treatment with migalastat HCl as a monotherapy.

Existing Products for the Treatment of Fabry Disease and Potential Advantages of Migalastat HCl

Currently, two ERT products are approved for the treatment of Fabry disease: Fabrazyme® (agalsidase beta) and Replagal® (agalsidase alfa) Fabrazyme® is approved globally and commercialized by sanofi aventis through Genzyme Corporation, while Replagal® is commercialized by Shire and approved in the EU and other countries but not in the U.S. Orphan drug exclusivity for both Fabrazyme® and Replagal® has expired in the EU and for Fabrazyme® , in the U.S. as well. The net product sales of Fabrazyme® and Replagal® for 2011 were approximately $150 million as publicly reported by sanofi aventis and $475 million as publicly reported by Shire, respectively.

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

For Fabry disease patients who respond to migalastat HCl, we believe that the use of migalastat HCl may have advantages relative to the use of Fabrazyme® and Replagal®. Published data for patients treated with Fabrazyme® and Replagal® for periods of up to five years demonstrate that these drugs can lead to the reduction of GL-3 in multiple cell types in the skin, heart and kidney. However, because they are large protein molecules, Fabrazyme® and Replagal® are believed to have difficulty penetrating some tissues and cell types. In particular, it is widely believed that Fabrazyme® and Replagal® are unable to cross the blood-brain barrier and thus are unlikely to address the neurological symptoms of Fabry disease. As a small molecule therapy that has demonstrated high oral bioavailability and good biodistribution properties in preclinical testing, migalastat HCl has the potential to reach cells of all the target tissues of Fabry disease. Furthermore, treatment with Fabrazyme® and Replagal® requires intravenous infusions every other week, frequently on-site at health care facilities, presenting an inconvenience to Fabry patients. Oral treatment with migalastat HCl may be much more convenient for patients and may not have the safety risks associated with intravenous infusions.

In addition, as discussed above, we believe that migalastat HCl co-administered with ERT may improve key characteristics of the infused enzymes used in ERT by allowing for increased transport of enzymes to the lysosomes and degradation of substrate, thereby potentially increasing ERT’s safety and efficacy. Importantly, patients who may not have alpha-Gal A mutations amendable to migalastat HCl monotherapy treatment may benefit from migalastat HCl in combination with ERT, making migalastat HCl potentially available to all Fabry patients.

In February 2004, migalastat HCl was granted orphan drug designation by the FDA for the treatment of Fabry disease and in March 2006 the EMEA recommended orphan medicinal product designation. . See “Government Regulation.”

Chaperone-ERT Co-administration Therapy for Pompe and Other Lysosomal Storage Diseases

In addition to Study 013 under the GSK collaboration, we are conducting clinical and preclinical studies examining co-administration of pharmacological chaperones that we exclusively own with ERTs for other lysosomal storage diseases. In December 2011, we announced the initial infusion of the first subject in an open-label Phase 2 drug-drug interaction study (Study 010) of AT2220 (duvoglustat HCl) co-administered with ERT in individuals with Pompe disease. The purpose of Study 010 is to evaluate whether AT2220, an orally available, investigational pharmacological chaperone owned exclusively by Amicus, can be safely co-administered with the ERT alglucosidase alfa, the only approved therapy for Pompe disease. The study will enroll up to 22 male or female subjects who have been on a stable dose and regimen of ERT for at least three months. All subjects will be given a regularly scheduled ERT infusion. One hour prior to the initiation of the next ERT infusion, subjects will receive a single oral dose of AT2220. Plasma enzyme activity and protein levels will be evaluated during each infusion. Muscle biopsies will be taken seven days after each infusion to measure tissue ERT activity with and without the chaperone, as well as the level of AT2220.

Data from preclinical studies in Pompe knock-out mice presented in 2011 at several scientific symposia demonstrated that AT2220 co-administered with ERT significantly enhanced the uptake of the active enzyme into key organs involved in Pompe disease, including heart, diaphragm, and skeletal muscles. These preclinical data also showed a greater reduction of glycogen in key organs with the co-administration of AT2220 versus ERT alone.

In 2012, we intend to increase our commitment to the broader application of the chaperone-ERT combination technology as a potential next-generation treatment approach for multiple LSDs. We will continue our preclinical combination studies in Gaucher disease (afegostat tartrate +/- Cerezyme and AT3375 +/- Cerezyme) and we have initiated new undisclosed pharmacological chaperone research and development programs to investigate the use of chaperones in combination with other ERTs to potentially improve treatment outcomes.

Pompe and Gaucher Disease Background

Like Fabry disease, Pompe and Gaucher disease are lysosomal storage diseases resulting from a deficiency in an enzyme, a-glucosidase (GAA) for Pompe and GCase for Gaucher. Signs and symptoms of both diseases can be severe and debilitating. For Pompe, they include progressive muscle weakness throughout the body, particularly the heart and skeletal muscles; while patients suffering from Gaucher may experience an enlarged liver and spleen, abnormally low levels of red blood cells and platelets, and skeletal complications. In some forms of Gaucher disease, there is also significant impairment of the central nervous system. The enzyme deficiencies in Pompe and Gaucher patients are caused by inherited genetic mutations. Certain of these mutations cause changes in the amino acid sequence of the enzyme that may result in the production of an enzyme with reduced stability that does not fold into its correct three-dimensional shape. Although the enzymes produced in patient cells often retain the potential for some level of biological activity, the cell’s quality control mechanisms recognize and retain the misfolded enzyme in the ER until it is ultimately moved to another part of the cell for degradation and elimination. Consequently, little or no GAA in Pompe patients or GCase in Gaucher patients moves to the lysosome, where it normally breaks down its substrate, a complex lipid called glycogen in Pompe patients and glucocerebroside in Gaucher patients. This leads to accumulation of glycogen or glucocerebroside in cells, which is believed to result in the clinical manifestations of Pompe and Gaucher disease, respectively. In addition, the accumulation of the misfolded enzyme in the ER may lead to cellular stress and inflammatory-like responses, which may contribute to cellular dysfunction and disease.

AT3375 for Parkinson’s Disease

We are also conducting preclinical studies on the use of our pharmacological chaperone technology to treat Parkinson’s disease, with an initial focus on Parkinson’s disease patients who are also Gaucher disease carriers. Amicus has been a leader in investigating the link between Gaucher and Parkinson’s disease, and has been exploring the possibility of using pharmacological chaperones that target GCase, the enzyme deficient in Gaucher disease, for more than five years. In 2011, numerous peer-reviewed publications in leading scientific journals reported additional information on the underlying mechanisms that link Gaucher and Parkinson’s, and further validated GCase as a target for the treatment of this disease. In particular, these new papers demonstrated a direct connection between GCase and alpha-synuclein, whose accumulation in the brain is a hallmark of Parkinson’s, and showed that increased GCase activity in the brain of mouse models could correct alpha-synuclein pathology and other deficits.

We believe the knowledge we have gained from exploring the use of pharmacological chaperones in rare genetic diseases, including Gaucher, can be applied to non-lysosomal storage disease applications. We believe that pharmacological chaperones may be used to stabilize mutated proteins and further stabilize normal or “wild-type” proteins, and may therefore increase the cellular amounts and activities of specifically chosen target proteins that may be important for the treatment of Parkinson’s disease. Thus, while our initial efforts are focused on subpopulations of Parkinson’s patients, we believe the characteristics of chaperones may make treatment of broader populations within this disease possible.

In 2012, we will continue preclinical and IND-enabling studies for AT3375, which are anticipated to be complete by year-end 2012 and are funded in part by a grant awarded by the Michael J. Fox Foundation.

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

Strategic Alliances and Arrangements

On October 28, 2010, we entered into a License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GSK, to develop and commercialize migalastat HCl. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize migalastat HCl. In consideration of the license grant, we received an upfront, license payment of $30 million from GSK and are eligible to receive further payments of up to $173.5 million upon the successful achievement of development, regulatory and commercialization milestones, as well as tiered double-digit royalties on global sales of migalastat HCl. Potential payments include up to (i) $13.5 million related to the attainment of certain clinical development objectives and the acceptance of regulatory filings in select worldwide markets, (ii) $80 million related to market approvals for migalastat HCl in selected territories throughout the world, and (iii) $80 million associated with the achievement of certain sales thresholds. We are jointly funding development costs with GSK in accordance with an agreed upon development plan pursuant to which we funded 50% of development costs in 2011 and will fund only 25% of such costs in 2012 and beyond, subject to annual and aggregate caps. Additionally, GSK purchased approximately 6.9 million shares of our common stock at a price of $4.56 per share. The total value of this equity investment was approximately $31 million and represents a 19.8% ownership position in the Company as of December 31, 2011.

Under the terms of the agreement, while we will collaborate with GSK, GSK will have decision-making authority over clinical, regulatory and commercial matters. Additionally, GSK will have primary responsibility for interactions with regulatory agencies and prosecuting applications for marketing and reimbursement approvals worldwide.

We will continue to evaluate other business development opportunities as appropriate that build shareholder value and provide us with access to the financial, technical, clinical and commercial resources necessary to develop and market pharmacological chaperone therapeutics and other technologies or products. We are exploring potential collaborations, alliances and other business development opportunities on a regular basis. These opportunities may include the acquisition of preclinical-stage, clinical-stage or marketed products so long as such transactions are consistent with our strategic plan to develop and provide therapies to patients living with rare and orphan diseases and support our continued transformation from a development stage company into a commercial biotechnology company.

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

We own or license rights to several issued patents in the U.S., current member states of the European Patent Convention and numerous pending foreign applications, which are foreign counterparts of many of our U.S. patents. We also own or license rights to several pending U.S. applications. Our patent portfolio includes patents and patent applications with claims relating to methods of increasing deficient enzyme activity to treat genetic diseases. The patent positions for migalastat HCl, pharmacological chaperone and ERT combination therapy, diseases of neurodegeneration, afegostat tartrate and its derivates including AT3375 for Gaucher disease and AT2220 (duvoglustat HCl) for Pompe disease are described below and include both patents and patent applications we own or exclusively license:

•

We have an exclusive license to six issued U.S. patents that cover use of migalastat HCl to treat Fabry disease, as well as corresponding European, Japanese and Canadian patents. These exclusively licensed U.S. patents relating to migalastat HCl expire in 2018 (not including the Hatch-Waxman statutory extension, which is described below), while the European, Japanese and Canadian patents, will expire in 2019 (not including the Supplemental Protection Certificates or SPC extensions, which are described below). The patents include claims covering methods of increasing the activity of and preventing the degradation of a-GAL, and methods for the treatment of Fabry disease using migalastat HCl. In addition, we own pending U.S. applications directed to specific dosing regimens with migalastat HCl, which, if granted, may result in patents that expire in 2027 - 2028. Further, we own an issued U.S. patent directed to synthetic steps related to the commercial process for preparing migalastat HCl, which may result in a patent that expires in 2026. We jointly own one issued U.S. patent covering a method of determining whether male Fabry patients are likely to respond to treatment with migalastat HCl which expires in 2027 and a divisional application is pending therefrom. Lastly, we have one pending U.S. application covering a method of determining which a-Gal A mutations are likely to be amendable to therapy with migalastat HCl which, if granted, will expire in 2029. We have filed, or plan to file, U.S. and foreign counterparts of these applications, where appropriate, by the applicable deadlines.

•

We have an exclusive license to pending patent applications covering the co-administration of migalastat HCl with ERT (recombinant a-galactosidase A), afegostat tartrate with ERT (recombinant glucocerebrosidase) and AT2220 (duvoglustat HCl) with ERT(recombinant acid a-glucosidase). These applications are pending in the U.S., Europe, Canada, Brazil, China, Israel, Japan and Mexico while the application in India has issued. If patents issue from these applications, expiration will be in 2024. We also own a U.S. provisional patent application covering specific doses and dosing regimens of migalastat hydrochloride to treat Fabry disease in combination with ERT (recombinant a-galactosidase A). Similarly, we own a U.S. provisional patent application that covers specific doses and dosing regimens of duvoglustat HCl to treat Pompe disease in combination with ERT (recombinant acid a-glucosidase). If a patents issue from these applications, expiration will be in 2032.

•

As part of our License and Collaboration Agreement with GSK, we have licensed or sub-licensed to GSK all of our worldwide rights in our patents and applications to the extent that said patents and applications claim the use of migalastat HCl as a monotherapy or co-administered with ERT.

•

We own several US and foreign pending patent applications which cover the use of pharmacological chaperones to treat diseases of neurodegeneration. In particular we own two issued patents and two U.S. patent applications that cover the use of afegostat tartrate and/or its derivatives to treat Parkinson’s disease as well as one patent application covering novel compounds, including AT3375, for the treatment of Parkinson’s disease. We own another patent application covering the use of the same novel compounds, including AT3375, for the treatment of Gaucher disease as a monotherapy as well as in combination with ERT. If patents issue from these applications expiration dates range from 2026 to 2030.

•

We have an exclusive license to several U.S. patents covering the use of afegostat tartrate to treat Gaucher disease. These patents expire in 2018 (not including the Hatch-Waxman statutory extension, which is described below). There are no ex-U.S. counterparts to the exclusively licensed U.S. patents, which expire in 2018 in the U.S., covering afegostat tartrate to treat Gaucher disease. We also have an exclusive license to two U.S. patents claiming afegostat tartrate, the active chemical moiety in afegostat tartrate , which expire in 2015 and 2016 (not including the Hatch-Waxman statutory extension, which is described below); and corresponding patents in the UK, France, Sweden, Germany, Switzerland and Japan all of which expire in 2015 (not including the SPC extensions, which are described below). We own a U.S. patent and its corresponding foreign patents covering afegostattartrate, which is the specific salt form or the active pharmaceutical ingredient in afegostat tartrate, which expires in 2027. We own several other pending U.S. applications directed to the synthesis of afegostat tartrate, as well as specific treatment and monitoring regimens with afegostat tartrate which, if granted, will expire in 2028. We have filed, or plan to file, foreign counterparts of these applications, where appropriate, by the applicable deadlines.

•

We have an exclusive license to several U.S. patents that cover the use of AT2220 to treat Pompe disease. These U.S. patents will expire in 2018 (not including the Hatch-Waxman statutory extension, which is described below). There are no ex-U.S. counterparts to the exclusively licensed U.S. patents, which expire in 2018 in the U.S., covering AT2220 to treat Pompe disease.

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

License Agreements

We have acquired rights to develop and commercialize our product candidates through licenses granted by various parties. The following summarizes our material rights and obligations under those licenses:

•

Mt. Sinai School of Medicine — We have acquired exclusive worldwide patent rights to develop and commercialize migalastat HCl, afegostat tartrate and AT2220 and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with Mt. Sinai School of Medicine (MSSM) of New York University. In connection with this agreement, we issued 232,266 shares of our common stock to MSSM in April 2002. In October 2006, we issued MSSM an additional 133,333 shares of common stock and made a payment of $1.0 million in consideration of an expanded field of use under that license. Under this agreement, to date we have paid no upfront or annual license fees and we have no milestone or future payments other than royalties on net sales. However, on October 31, 2008, we amended and restated this license agreement to, among other items, provide us with the sole right to control the prosecution of patent rights under such agreement and to clarify the portion of royalties and milestone payments we received from Shire that were payable to MSSM. In connection therewith, we agreed to pay MSSM $2.6 million in connection with the $50 million upfront payment that we received in November 2007 from Shire, our former collaborator, which was already accrued for at year-end 2007, and an additional $2.6 million for the sole right to and control over the prosecution of patent rights. In addition, we paid MSSM $3 million of the $30 million upfront payment received from GSK in the fourth quarter of 2010. This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2019, subject to any patent term extension that may be granted, or 2024 if we develop a product for combination therapy (pharmacological chaperone plus ERT) and a patent issues from the pending application covering the combination therapy, subject to any patent term extension that may be granted.

•

University of Maryland, Baltimore County — We have acquired exclusive U.S. patent rights to develop and commercialize afegostat tartrate for the treatment of Gaucher disease from the University of Maryland, Baltimore County. Under this agreement, to date we have paid aggregate upfront and annual license fees of $45 thousand. We are required to make a milestone payment upon the demonstration of safety and efficacy of afegostat tartrate for the treatment of Gaucher disease in a Phase 2 study, and another payment upon receiving FDA approval for afegostat tartrate for the treatment of Gaucher disease. We are also required to pay royalties on net sales. Upon satisfaction of both milestones, we could be required to make up to $0.2 million in aggregate payments. This agreement expires upon expiration of the last of the licensed patent rights in 2015.

•

Novo Nordisk A/S — We have acquired exclusive patent rights to develop and commercialize afegostat tartrate for all human indications. Under this agreement, to date we have paid an aggregate of $0.4 million in license fees. We are also required to make milestone payments based on clinical progress of afegostat tartrate, with a payment due after initiation of a Phase 3 clinical trial for afegostat tartrate for the treatment of Gaucher disease and a payment due upon each filing for regulatory approval of afegostat tartrate for the treatment of Gaucher disease in any of the U.S., Europe or Japan. An additional payment is due upon approval of afegostat tartrate for the treatment of Gaucher disease in the U.S. and a payment is also due upon each approval of afegostat tartrate for the treatment of Gaucher disease in either of Europe or Japan. Assuming successful development of afegostat tartrate for the treatment of Gaucher disease in the U.S., Europe and Japan, total milestone payments would be $7.8 million. We are also required to pay royalties on net sales. This license will terminate in 2016.

Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For migalastat HCl and AT2220, we will owe royalties only to MSSM and will owe no milestone payments. We would expect to pay royalties to all three licensors with respect to afegostat tartrate.

Our rights with respect to these agreements to develop and commercialize migalastat HCl, afegostat tartrate and AT2220 may terminate, in whole or in part, if we fail to meet certain development or commercialization requirements or if we do not meet our obligations to make royalty payments.

Trademarks

In addition to our patents and trade secrets, we own certain trademarks in the U.S. and/or abroad, including A AMICUS THERAPEUTICS® & design and AMICUS THERAPEUTICS®. At present, all of the U.S. trademark applications for these marks have been either registered or approved by the U.S. Patent and Trademark Office. Although we previously obtained approval of the tradename “Amigal”, we will re-apply for registration of a new tradename for migalastat HCl based on feedback from FDA prohibiting the use of Amigal for migalastat HCl. As part of our License and Collaboration Agreement with GSK, GSK will select and own the tradename for migalastat HCI.

Manufacturing

We continue to rely on contract manufacturers to supply the active pharmaceutical ingredients and clinical supplies for migalastat HCl and our other product candidates. The active pharmaceutical ingredients for these products are manufactured under current good manufacturing practices (cGMP), at kilogram scale initiated with commercially available starting materials. The components in the final formulation for each product are commonly used in other encapsulated products and are well characterized ingredients. We have implemented appropriate controls for assuring the quality of both active pharmaceutical ingredients and capsules. Product specifications will be established in concurrence with regulatory bodies at the time of product registration. As of the end of 2011, in accordance with our collaboration agreement with GSK, GSK has assumed all Chemistry, Manufacturing and Controls (CMC) responsibilities for migalastat HCl.

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

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The following table lists our principal competitors and publicly available information on the status of their product offerings (U.S. dollars in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,
Competitor	Indication	Product	Class of Product	Status	2011 Sales
					(in millions)
sanofi aventis	Fabry disease	Fabrazyme®	Enzyme Replacement Therapy	Marketed	$150
	Gaucher disease	Cerezyme®	Enzyme Replacement Therapy	Marketed	$625
	Pompe disease	Myozyme®/ Lumizyme®	Enzyme Replacement Therapy	Marketed	$435
	Gaucher disease	Eliglustat tartrate	Substrate Reduction Therapy	Phase 3	N/A
Shire	Fabry disease	Replagal®	Enzyme Replacement Therapy	Marketed	$475
	Gaucher disease	VPRIV®	Enzyme Replacement Therapy	Marketed	$256
Actelion, Ltd.	Gaucher disease	Zavesca®	Substrate Reduction Therapy	Marketed	$73
Protalix Biotherapeutics	Gaucher disease	Taliglucerase alfa D	Enzyme Replacement Therapy	NDA filed December 2009	N/A

Government Regulation

FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (NDAs), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, litigation, government investigation and criminal prosecution.

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

The FDA has 60 days from its receipt of a NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for non-priority drug products are reviewed within ten months. However, the FDA attempts to review a drug candidate that is eligible for priority review within six months, as discussed below. The review process may be extended by FDA for three additional months to evaluate major amendments to information already provided in the initial submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied and to be marketed.

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

The Hatch-Waxman Act

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application (ANDA). An ANDA provides for marketing of a drug product that has the same route of administration, active ingredients strength and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Other Regulatory Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, communications regarding unindicated uses, industry-sponsored scientific and educational activities and promotional activities involving the internet.

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

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. The first NDA applicant with FDA orphan drug designation for a particular active ingredient to receive FDA approval of the designated drug for the disease indication for which it has such designation, is entitled to a seven-year exclusive marketing period (Orphan Drug Exclusivity) in the U.S. for that product, for that indication. During the seven-year period, the FDA may not finally approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the license holder cannot supply sufficient quantities of the product. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee for the orphan indication.

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

Priority Review

Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track designated drug candidate would ordinarily meet FDA’s criteria for priority review. The FDA makes its determination of priority or standard review during the 60-day filing period after an initial NDA submission.

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

We have obtained an orphan medicinal product designation in the EU from the EMEA for migalastat HCl for the treatment of Fabry disease and for afegostat tartrate for the treatment of Gaucher disease. We anticipate filing for orphan medicinal product designation from the EMEA for AT2220 for the treatment of Pompe disease. The EMEA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients.

Orphan drug designation provides opportunities for fee reductions for protocol assistance and access to the centralized regulatory procedures before and during the first year after marketing approval, which reductions are not limited to the first year after marketing approval for small and medium enterprises. In addition, if a product which has an orphan drug designation subsequently receives EMEA marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the EMEA may not approve any other application to market the same drug for the same indication for a period of ten years. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Competitors may receive marketing approval of different drugs or biologics for the indications for which the orphan product has exclusivity. In order to do so, however, they must demonstrate that the new drugs or biologics provide a significant benefit over the existing orphan product. This demonstration of significant benefit may be done at the time of initial approval or in post-approval studies, depending on the type of marketing authorization granted.

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

Employees

As of December 31, 2011, we had 96 full-time employees, 71 of whom were primarily engaged in research and development activities and 25 of whom provide administrative services. A total of 26 employees have an M.D. or Ph.D. degree. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware on February 4, 2002. Our principal executive offices are located at 1 Cedar Brook Drive, Cranbury, NJ 08512 and our telephone number is (609) 662-2000. Our website address is www.amicustherapeutics.com. We make available free of charge on our website our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission.

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

We have filed applications to register certain trademarks in the U.S. and abroad, including A AMICUS THERAPEUTICS® and design and AMICUS THERAPETUICS® Fabrazyme®, Cerezyme®, Myozyme®, Lumizyme®, Replagal®, VPRIV® and Zavesca® are the property of their respective owners.

ITEM 1A. RISK FACTORS

The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should understand that it is not possible to predict or identify all such risks. Consquently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception. We currently do not, and since inception never have had, any products available for commercial sale. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our cumulative net loss attributable to common stockholders since inception was $290.3 million and we had an accumulated deficit of $270.1 million as of December 31, 2011. To date, we have financed our operations primarily through private placements of our redeemable convertible preferred stock, proceeds from our initial public offering and March 2010 registered direct offering, and from our collaboration agreement with GSK and prior collaboration agreement with Shire. We have devoted substantially all of our efforts to research and development, including our preclinical development activities and clinical trials. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several years and we are unable to predict the extent of any future losses as we:

•	continue our ongoing Phase 3 clinical trials of migalastat HCl for the treatment of Fabry disease to support regulatory approval in the United States (Study 011) and worldwide (Study 012);

•	continue our ongoing Phase 2 clinical trial of migalastat HCl co-administered with ERT for Fabry disease and our Phase 2 clinical trial of AT2220 co-administered with ERT for Pompe disease;

•	continue our preclinical studies on the use of pharmacological chaperones for the treatment of Parkinson’s Disease;

•	continue our preclinical studies on the use of pharmacological chaperones co-administered with ERT for other lysosomal storage diseases;

•	continue the research and development of additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials; and

•	establish a sales and marketing infrastructure to commercialize products for which we may obtain regulatory approval.

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

We expect to continue to incur substantial research and development expenses in connection with our ongoing activities, particularly as we continue our Phase 3 development of migalastat HCl. Further, subject to obtaining regulatory approval of any of our product candidates besides migalastat HCl, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers and product distribution. While research and development costs associated with our migalastat HCl program will be shared with GSK so long as our collaboration continues, we remain responsible for all costs related to our other programs.

We believe that our existing cash and cash equivalents and marketable securities, along with reimbursements of development costs and achievement of milestones under our collaboration with GSK, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the middle of the third quarter of 2013. However, should GSK terminate our collaboration agreement, we would likely need to seek additional funding in order to complete any clinical trials related to migalastat HCl, seek regulatory approvals of migalastat HCl, and launch the product candidate and continue our other clinical and preclinical programs. Capital may not be available when needed on terms that are acceptable to us, or at all, especially in light of the current challenging economic environment. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our clinical trials of migalastat HCl ;

•	the continuation of, and our achievement of milestone payments under, our collaboration agreement with GSK;

•

the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates including those testing the use of pharmacological chaperones co-administered with ERT and for the treatment of diseases of neurodegeneration;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	our ability to establish additional collaborations and obtain milestone, royalty or other payments from any such collaborators.

Any capital that we obtain may not be on terms favorable to us or our stockholders or may require us to relinquish valuable rights.

Until such time, if ever, as we generate product revenue to finance our operations, we expect to finance our cash needs through public or private equity offerings and debt financings, corporate collaboration and licensing arrangements and grants from patient advocacy groups, foundations and government agencies. If we are able to raise capital by issuing equity securities, as we did in March 2010, our stockholders will experience dilution. In addition, stockholders may experience dilution if the holders of the warrants issued in connection with our March 2010 offering exercise their warrants. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may include rights that are senior to the holders of our common stock. Each of our current loan and security agreements with Silicon Valley Bank includes a covenant where by we must maintain a minimum amount of liquidity measured at the end of each month where unrestricted cash, cash equivalents, and marketable, securities is greater than $20 million plus outstanding debt due to Silicon Valley Bank. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise capital through additional collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us or our stockholders.

We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies, that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of assets or businesses, or strategic alliances and collaborations to expand our existing technologies and operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations and cash flows. We have no experience with acquiring other companies and limited experience with forming collaborations. We may not be able to find suitable acquisition candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.

To finance any acquisitions or collaborations, we may choose to issue debt or shares of our common stock as consideration. Any such issuance of shares would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other assets or companies or fund a transaction, using our stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

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

In addition, if we are successful in obtaining marketing approval for any of our lead product candidates or if we acquire commercial assets, we will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Risks Related to the Development and Commercialization of Our Product Candidates

We depend heavily on the success of our most advanced product candidate, migalastat HCl. All of our product candidates are still in either preclinical or clinical development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize migalastat HCl, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, including migalastat HCl. Our ability to generate product revenue, which may never occur, will depend heavily on the successful development and commercialization of these product candidates, and upon the continuation and success of any collaborations we may enter into, in particular our collaboration with GSK. The successful commercialization of our product candidates will depend on several factors, including the following:

•	successful enrollment of patients in our clinical trials on a timely basis;

•	obtaining supplies of our product candidates and, where required, third party marketed products including ERTs, for completion of our clinical trials on a timely basis;

•	successful completion of preclinical studies and clinical trials;

•	obtaining regulatory agreement in the structure and design of our clinical programs;

•	obtaining marketing approvals from the United States Food and Drug Administration (FDA), and similar regulatory authorities outside the U.S.;

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

We estimate the number of potential patients in the broader world population who have those diseases and may respond to treatment with our product candidates by further extrapolating estimates of the prevalence of specific types of genetic mutations giving rise to these diseases. For example, we base our estimate of the percentage of Fabry patients who may respond to treatment with migalastat HCl on the frequency of missense and other similar mutations that cause Fabry disease reported in the Human Gene Mutation Database. As a result of recent studies that estimate that the prevalence of Fabry disease could be many times higher than previously reported, we believe that the number of patients diagnosed with Fabry disease will increase and estimate that the number of Fabry patients who may benefit from the use of migalastat HCl is significantly higher than some previously reported estimates of Fabry disease generally. If our estimates of the prevalence of Fabry disease or of the number of patients who may benefit from treatment with our product candidates prove to be incorrect, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer.

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

Even if our early stage clinical trials are successful, we will need to conduct additional clinical trials with larger numbers of patients receiving the drug for longer periods for all of our product candidates before we are able to seek approvals to market and sell these product candidates from the FDA and regulatory authorities outside the U.S. In addition, each of our product candidates is based on our pharmacological chaperone technology. To date, we are not aware that any product based on chaperone technology has been approved by the FDA. As a result, while we have reached agreement with the FDA on the use of a surrogate primary endpoint in our Phase 3 study for migalastat HCl, we cannot be sure what endpoints the FDA will require us to measure in later-stage clinical trials of our other product candidates. If the FDA requires different endpoints than the endpoints we anticipate using, it may be more difficult for us to obtain, or we may be delayed in obtaining, FDA approval of our product candidates. If we are not successful in commercializing any of our lead product candidates, or are significantly delayed in doing so, our business will be materially harmed.

We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA.

We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA. We have not obtained regulatory approval nor commercialized any of our product candidates. Although we recently completed enrollment in our first Phase 3 study of migalastat HCl, we have not yet completed a Phase 3 clinical trial for any of our product candidates. Our limited experience might prevent us from successfully designing or implementing a clinical trial. We have limited experience in conducting and managing the application process necessary to obtain regulatory approvals and we might not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead product candidates, or might be significantly delayed in doing so, which will materially harm our business.

We may find it difficult to enroll patients in our clinical trials.

Each of the diseases that our lead product candidates are intended to treat is rare and we expect only a subset of the patients with these diseases to be eligible for our clinical trials. We may not be able to initiate or continue clinical trials for each or all of our product candidates if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. For example, the entry criteria for our ongoing Phase 3 study in migalastat HCl for Fabry disease to support approval in the United States (Study 011) requires that patients must have a genetic mutation that we believe is responsive to migalastat HCl, and may not have received ERT in the past or must have stopped treatment for at least six months prior to enrolling in the study. As a result, enrollment of the study lasted for over two years.

In addition, the requirements of our clinical testing mandate that a patient cannot be involved in another clinical trial for the same indication. We are aware that our competitors have ongoing clinical trials for products that are competitive with our product candidates and patients who would otherwise be eligible for our clinical trials may be involved in such testing, rendering them unavailable for testing of our product candidates. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any preclinical tests or clinical trials will be initiated as planned, will need to be restructured or will be completed on schedule, if at all. Significant preclinical or clinical trial delays also could shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Such delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates. In addition, GSK has significant influence on the conduct of our migalastat HCl program, and could compel us to perform unanticipated clinical trials of migalastat HCl or delay the approval process for a variety of reasons.

The commercial success of any product candidates that we may develop, including migalastat HCl, will depend upon the degree of market acceptance by physicians, patients, third party payors and others in the medical community.

Any products that we bring to the market, including migalastat HCl, may not gain market acceptance by physicians, patients, third party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

•	efficacy and potential advantages over alternative treatments;

•	pricing;

•	relative convenience and ease of administration;

•	willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	strength of marketing and distribution support, which in the case of migalastat HCl will be the responsibility of our collaborator, GSK, and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments; and

•	sufficient third party insurance coverage or reimbursement.

Even if a product candidate displays a favorable efficacy and safety profile in preclinical and clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third party payors on the benefits of our product candidates may require significant resources and may never be successful. In the case of migalastat HCl, we will be relying in large part on the efforts of our collaborator, GSK for such efforts. Such efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors.

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

Obtaining reimbursement approval for a product from each government or other third party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-U.S. regulatory authorities. In addition, there is a risk that full reimbursement may not be available for high priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. In the case of migalastat HCl, we will be reliant on GSK to seek reimbursement approvals from governments and third-party payors.

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

At present, we have no sales or marketing personnel. In order to commercialize any of our product candidates, we must either acquire or internally develop sales, marketing and distribution capabilities, or enter into collaborations with partners to perform these services for us, as we have done with GSK for the commercialization of migalastat HCl. We may not be able to establish sales and distribution partnerships for other product candidates on acceptable terms or at all, and if we do enter into a distribution arrangement, our success will be dependent upon the performance of our partner.

In the event that we attempt to acquire or develop our own in-house sales, marketing and distribution capabilities, factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or successfully market to adequate numbers of physicians to prescribe our products;

•	the lack of additional products to be marketed by our sales personnel, which may put us at a competitive disadvantage against companies with broader product lines;

•	unforeseen costs associated with creating our own sales and marketing team or with entering into a partnering agreement with an independent sales and marketing organization; and

•	efforts by our competitors to commercialize products at or about the time when our product candidates would be coming to market.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that are approved for sale. We may be exposed to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, such products, whether or not such problems directly relate to the products and services we have provided. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products;

•	damage to our reputation;

•	regulatory investigations, prosecutions or enforcement actions that could require costly recalls or product modifications;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•

substantial monetary awards to trial participants or patients, including awards that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available, and would damage our ability to obtain liability insurance at reasonable costs, or at all, in the future;

•	loss of revenue;

•	the diversion of management’s attention from managing our business; and

•	the inability to commercialize any such product candidates or products.

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

The development and commercialization of new drugs is highly competitive and competition is expected to increase. We face competition with respect to our current product candidates and any products we may seek to develop, acquire or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of lysosomal storage diseases, including Fabry disease. These products include sanofi aventis’ Fabrazyme® and Shire plc’s Replagal®. In addition, sanofi aventis, Shire and Actelion, Ltd. market and sell Cerezyme® , VPRIV and Zavesca®, respectively, for the treatment of Gaucher disease, and sanofi aventis markets and sells Myozyme® and Lumizyme® for the treatment of Pompe disease. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties, including eliglustat tartrate, an oral treatment developed by sanofi aventis and in Phase 3 development for the treatment of Gaucher disease, and taliglucerase alfa, anew enzyme replacement therapy for the treatment of Gaucher disease which is being developed by Protalix BioTherapeutics.

Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or noncompetitive. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We may also face competition from off-label use of other approved therapies. There can be no assurance that developments by others will not render our product candidates or any acquired products obsolete or noncompetitive either during the research phase or once the products reach commercialization.

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

We do not own or operate manufacturing facilities for clinical or commercial production of our product candidates. We lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently outsource all manufacturing and packaging of our preclinical and clinical product candidates to third parties. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields and quality control, including stability of the product candidate. The occurrence of any of these problems could significantly delay our clinical trials or the commercial availability of our products.

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

Our product candidates and any products that we may develop or acquire may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If the third parties that we engage to manufacture products for our preclinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. Later relocation to another manufacturer will also require notification, review and other regulatory approvals from the FDA and other regulators and will subject our production to further cost and instability in the availability of our product candidates. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

We do not independently conduct clinical trials for our product candidates or certain preclinical development activities of our product candidates, such as long-term safety studies in animals. We rely on, or work in conjunction with, third parties, such as contract research organizations, medical institutions and clinical investigators, to perform these functions. For example, we rely heavily on a contract research organization to help us conduct our ongoing Phase 3 clinical trials in migalastat HCl for the treatment of Fabry disease. Our reliance on these third parties for preclinical and clinical development activities reduces our control over these activities. We are responsible for ensuring that each of our preclinical development activities and our clinical trials is conducted in accordance with the applicable general investigational plan and protocols, however, we have no direct control over these researchers or contractors (except by contract), as they are not our employees. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices for conducting, recording and reporting the results of our preclinical development activities and our clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Moreover, these third parties may be bought by other entities or they may go out of business, thereby preventing them from meeting their contractual obligations.

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

Extensions, delays, suspensions or terminations of our preclinical development activities or our clinical trials as a result of the performance of our independent clinical investigators and contract research organizations will delay, and make more costly, regulatory approval for any product candidates that we may develop. Any change in a contract research organization during an ongoing preclinical development activity or clinical trial could seriously delay that trial and potentially compromise the results of the activity or trial.

We may not be successful in maintaining or establishing collaborations, which could adversely affect our ability to develop and, particularly in international markets, commercialize products.

For each of our product candidates, we are collaborating with physicians, patient advocacy groups, foundations and government agencies in order to assist with the development of our products. We plan to pursue similar activities in future programs and plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, such as our collaboration for migalastat HCl with GSK. We also may seek to establish collaborations for the sales, marketing and distribution of our products. If we elect to seek collaborators in the future but are unable to reach agreements with suitable collaborators, we may fail to meet our business objectives for the affected product or program. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts, if any, to establish and implement collaborations or other alternative arrangements. The terms of any collaboration or other arrangements that we establish, if any, may not be favorable to us.

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

We expect that a substantial amount of the funding for our operations will come from our collaboration with GSK. We and GSK are jointly developing migalastat HCl and sharing costs associated with the development program in accordance with an agreed upon development plan. Under the plan, we are responsible for 25% of joint development costs of migalastat HCl in 2012 and beyond, subject to annual and aggregate caps. We are also eligible to receive up to $173.5 million if certain clinical, regulatory and sales milestones are met, as well as tiered double-digit royalties on sales of migalastat HCl. Our business plan and financial guidance currently include assumptions regarding GSK’s cost-sharing obligations and our achievement of milestones. However, GSK may elect to terminate this collaboration at its discretion. If this collaboration is unsuccessful, or if it is terminated in whole or in part, our business could be adversely affected. As a result, we could require additional financing earlier than we currently expect, or need to take additional steps to manage the financial risk associated with such termination, including actions that may affect our other programs.

In addition, while we are collaborating with GSK on the development of migalastat HCl, GSK has decision making authority with respect to clinical development, regulatory and commercialization matters. The collaboration provides GSK with exclusive worldwide commercialization rights to migalastat HCl, and we, therefore, are solely reliant on GSK for the commercialization of the product candidate.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and product candidates will be adversely affected.

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property covering or incorporated into our technology and product candidates. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain additional issued patents relating to our technology or product candidates. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our product candidates. Changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

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

The patents and patent applications that we have licensed from Mt. Sinai School of Medicine relating to use of migalastat HCl to treat Fabry disease expire in 2018 in the U.S., 2019 in Europe and Japan and 2019 in Canada. These patents covering migalastat HCl to treat Fabry disease have been sublicensed by us to GSK, which now controls the prosecution and enforcement of said patents and patent applications to the extent they relate to migalastat HCl. Patents that we have licensed claiming afegostat tartrate (the active chemical moiety in afegostat tartrate) expire between 2015 and 2016 in the U.S. and in 2015 in the UK, France, Sweden, Germany, Switzerland and Japan. In the U.S., we have several issued patents that were licensed from the Mt. Sinai School of Medicine covering afegostat tartrate’s methods of use which expire in 2018. We own a U.S. patent and its corresponding foreign applications covering afegostat tartrate and its use to treat Gaucher disease, which expires in 2027. Other than the patent application covering afegostat tartrate and its use to treat Gaucher disease, we currently have no pending or issued patents covering methods of using afegostat tartrate outside of the U.S. other than the pending applications covering the use of afegostat tartrate in combination with ERT to treat Gaucher disease. Patents and patent applications that we own or have licensed relating to the use of AT2220 expire in 2018 in the U.S. (not including the Hatch-Waxman statutory extension, which is described above). Further, we currently do not have composition of matter protection for AT2220 in the U.S. or either composition of matter or method of use protection outside of the U.S. Where we lack patent protection outside of the U.S., we intend to seek orphan medicinal product designation and to rely on statutory data exclusivity provisions in jurisdictions outside the U.S. where such protections are available, including Europe. If we are unable to obtain such protection outside the U.S., our competitors may be free to use and sell afegostat tartrate and/or AT2220 outside of the U.S. and there will be no liability for infringement or any other barrier to competition. The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:

•

We do not hold composition of matter patents covering migalastat HCl and AT2220. Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. For our product candidates for which we do not hold composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method of use patents that we may hold.

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

No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering our product candidates technology or methods. Because of the number of patents issued and patent applications filed in our field, we believe there is a risk that third parties may allege they have patent rights encompassing our product candidates technology or methods.

We are aware, for example, of U.S. patents, and corresponding international counterparts, owned by third parties that contain claims related to treating protein misfolding. If any of these patents were to be asserted against us, while we do not believe that our product candidates would be found to infringe any valid claim of such patents, there is no assurance that a court would find in our favor or that, if we choose or are required to seek a license with respect to such patents, such license would be available to us on acceptable terms or at all. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a presumption of validity that attaches to every patent. This burden is high and would require us to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on infringement or validity.

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

Our product candidates, including migalastat HCl, and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have not obtained regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and prosecuting the applications necessary to obtain regulatory approvals and expect to rely on third party contract research organizations to assist us in this process. In the case of migalastat HCl, GSK will have primary responsibility for the preparation, filing and prosecution of applications for approval with regulatory agencies.

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

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and non-U.S. regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post approval commitments that render the approved product not commercially viable. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn, including for failure to comply with regulatory requirements or if clinical or manufacturing problems follow initial marketing. Under the terms of our collaboration with GSK, GSK will have considerable influence and decision making authority over matters relating to the submission of an NDA for migalastat HCl in the U.S. and applications for approval outside the U.S. GSK will also have primary responsibility for interactions with the FDA and other regulatory agencies outside the U.S. We, therefore, are heavily reliant on GSK for the prosecution of such applications.

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

Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. We obtained orphan drug designations from the FDA for migalastat HCl for the treatment of Fabry disease on February 25, 2004, for the active ingredient in afegostat tartrate for the treatment of Gaucher disease on January 10, 2006 and for AT2220 for the treatment of Pompe disease on June 18, 2007. We also obtained orphan medicinal product designation in the EU for migalastat HCl on May 22, 2006and for afegostat tartrate on October 23, 2007. We anticipate filing for orphan drug designation in the EU for AT2220 for the treatment of Pompe disease. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for that time period. The applicable period is 7 years in the U.S. and 10 years in Europe. For a drug composed of small molecules, the FDA defines “same drug” as a drug that contains the same active molecule and is intended for the same use. Obtaining orphan drug exclusivity for migalastat HCl and afegostat tartrate may be important to each of the product candidate’s success. Even if we obtain orphan drug exclusivity for our products, we may not be able to maintain it. For example, if a competitive product that is the same drug as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been orphan drug exclusivity.

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

We intend to have our products marketed outside the U.S. In order to market our products in the EU and many other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedures vary among countries and can involve additional testing and clinical trials. The time required to obtain approval may differ from that required to obtain FDA approval. The regulatory approval process outside the U.S. may include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement by government-backed healthcare regulators or insurance providers before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. Under the terms of our collaboration with GSK, GSK will have considerable influence and decision making authority over matters relating to the submission of applications for approval of migalastat HCl outside the U.S. GSK will also have primary responsibility for interactions with regulatory agencies outside the U.S. We, therefore, are heavily reliant on GSK for the prosecution of such applications.

Risks Related to Employee Matters

Our future success depends on our ability to retain our Chief Executive Officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on John F. Crowley, our Chairman and Chief Executive Officer, Bradley L. Campbell, our Chief Business Officer, David J. Lockhart, Ph.D., our Chief Scientific Officer and Pol F. Boudes, M.D., our Chief Medical Officer. These executives each have significant pharmaceutical industry experience. Mr. Crowley is a commissioned officer in the U.S. Navy (Reserve), and he may be called to active duty service at any time. The loss of Mr. Crowley for protracted military duty could materially adversely affect our business. The loss of the services of any of these executives might impede the achievement of our research, development and commercialization objectives and materially adversely affect our business. We do not maintain “key person” insurance on Mr. Crowley or on any of our other executive officers.

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

Our executive officers, directors and affiliated stockholders beneficially own shares representing approximately 61% of our common stock as of December 31, 2011. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

•	require the approval of the holders of at least 67% of the outstanding voting stock to amend or repeal certain provisions of our charter or bylaws.

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

We completed our initial public offering of equity securities in June 2007, and prior to such offering, there was no public market for our common stock. Although we are listed on The NASDAQ Global Market, an active trading market for our common stock may never develop or be sustained. If an active market for our common stock does not develop or is not sustained, it may be difficult for our stockholders to sell shares without depressing the market price for our common stock.

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

The price of our common stock is volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our product candidates or those of our competitors;

•	our entry into or the loss of a significant collaboration;

•	regulatory or legal developments in the U.S. and other countries, including changes in the health care payment systems;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions;

•	results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	developments or disputes concerning patents or other proprietary rights;

•	public concern over our product candidates or any products approved in the future;

•	litigation;

•	acquisitions of business or assets;

•	future sales or anticipated sales of our common stock by us or our stockholders; and

•	the other factors described in this “Risk Factors” section.

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

We currently lease approximately 73,646 square feet of office and laboratory space in Cranbury, New Jersey and 7,700 square feet of office and laboratory space in San Diego, California under certain lease agreements. The initial term of the Cranbury, New Jersey lease runs to February 28, 2019 and may be extended by us for two additional five-year periods. The lease for the San Diego, California location runs until September 2013 and may be extended by us for two additional five-year periods. We believe that our current office and laboratory facilities are adequate and suitable for our current and anticipated needs.

Item 3.	LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES.

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market For Our Common Stock

Our common stock has been traded on the NASDAQ Global Market under the symbol “FOLD” since May 31, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low closing sales prices of our common stock as quoted on the NASDAQ Global Market for the periods indicated.

	September 30,	September 30,
	High	Low
2011
First Quarter	$7.09	$4.17
Second Quarter	7.94	5.71
Third Quarter	7.71	3.58
Fourth Quarter	4.15	2.10

	September 30,	September 30,
	High	Low
2010
First Quarter	$4.47	$3.04
Second Quarter	3.38	1.98
Third Quarter	4.05	1.88
Fourth Quarter	4.84	3.55

The closing price for our common stock as reported by the NASDAQ Global Market on February 18, 2012 was $6.53 per share. As of February 17, 2012, there were 35 holders of record of our common stock.

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

After deducting expenses of approximately $6.9 million, we received net offering proceeds of approximately $68.1 million from our initial public offering. As of December 31, 2011, we have used the proceeds of approximately $68.1 million for clinical development of our projects, research and development activities relating to additional preclinical projects and to fund working capital and other general corporate purposes.

March 2010 Registered Direct Offering

In March 2010, we sold 4,946,524 shares of our common stock and warrants to purchase 1,854,946 shares of common stock in a registered direct offering to a select group of institutional investors through a Registration Statement on Form S-3 (File No. 333-158405) that was declared effective by the SEC on May 27, 2009. The shares of common stock and warrants were sold in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The aggregate offering proceeds were $18.5 million. Leerink Swann LLC served as sole placement agent for the offering. Following the sale of the common stock and warrants, the public offering terminated.

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

As of December 31, 2011, approximately $1.9 million in net proceeds from our registered direct offering were maintained in money market funds and in investment-grade, interest bearing instruments, pending their use. We have used the remaining proceeds from this offering to further advance the development of our lead product candidate, migalastat HCl, and the completion of certain activities required for the submission of a license application globally, as well as for general corporate matters.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Performance Graph

The following performance graph shows the total shareholder return of an investment of $100 cash on May 31, 2007, the date our common stock first started trading on the NASDAQ Global Market, for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index as of December 31, 2011. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

*	$100 invested on May 31, 2007 in Amicus Therapeutics, Inc. stock or in index-including reinvestment of dividends.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	5/31/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Amicus Therapeutics, Inc.	100	74	55	28	33	24
NASDAQ Composite	100	102	61	87	102	100
NASDAQ Biotechnology	100	100	87	101	116	130

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

There were no purchases of our common stock for the three months ended December 31, 2011.

Item 6.	SELECTED FINANCIAL DATA.

(in thousands except share and per share data)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
						Period from
						February 4, 2002
						(inception) to
	Year Ended December 31,					December 31,
	2007	2008	2009	2010	2011	2011
Statement of Operations Data:
Revenue:
Research revenue	$1,375	$12,189	$17,545	$—	$14,794	$45,902
Collaboration revenue	409	2,778	46,813	922	6,640	57,562

Total revenue	1,784	14,967	64,358	922	21,434	103,464

Operating expenses:
Research and development	31,074	37,764	48,081	39,042	50,856	265,620
General and administrative	15,278	19,666	19,973	15,660	19,880	113,249
Restructuring charges	—	—	1,522	—	—	1,522
Impairment of leasehold improvements	—	—	—	—	—	1,030
Depreciation and amortization	1,237	1,493	2,132	2,058	1,585	10,063
In-process research and development	—	—	—	—	—	418

Total operating expenses	47,589	58,923	71,708	56,760	72,321	391,902

Loss from operations	(45,805)	(43,956)	(7,350)	(55,838)	(50,887)	(288,438)

Other income (expenses):
Interest income	5,135	4,819	997	156	160	14,073
Interest expense	(348)	(218)	(278)	(260)	(148)	(2,333)
Change in fair value of warrant liability	(149)	—	—	(1,410)	2,764	900

Other income	—	—	64	1,277	70	231

Loss before tax benefit	(41,167)	(39,355)	(6,567)	(56,075)	(48,041)	(275,567)
Income tax benefit	—	—	—	1,139	3,629	5,463

Net loss	(41,167)	(39,355)	(6,567)	(54,936)	(44,412)	(270,104)
Deemed dividend	—	—	—	—	—	(19,424)
Preferred stock accretion	(351)	—	—	—	—	(802)

Net loss attributable to common stockholders	$(41,518)	$(39,355)	$(6,567)	$(54,936)	$(44,412)	(290,330)

Net loss attributable to common stockholders per common share – basic and diluted	$(3.14)	$(1.75)	$(0.29)	$(1.98)	$(1.28)

Weighted-average common shares outstanding – basic and diluted	13,235,755	22,493,803	22,624,134	27,734,797	34,569,642

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2007	2008	2009	2010	2011
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$161,527	$121,124	$78,224	$107,445	$55,702
Working capital	147,247	110,209	69,293	93,458	47,392
Total assets	167,097	128,773	85,370	112,552	69,795
Total liabilities	63,800	57,730	13,537	47,618	40,203
Redeemable convertible preferred stock	—	—	—	—	—
Deficit accumulated during the development stage	(124,834)	(164,189)	(170,756)	(225,692)	(270,104)
Total stockholders’ equity	$103,297	$71,043	$71,833	$64,934	$29,592

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Amicus Therapeutics, Inc. (Amicus) is a biopharmaceutical company focused on the discovery, development and commercialization of orally-administered, small molecule drugs known as pharmacological chaperones, a novel, first-in-class approach to treating a broad range of diseases including lysosomal storage diseases and diseases of neurodegeneration. We believe that our pharmacological chaperone technology, our advanced product pipeline, especially our lead product candidate, migalastat HCl, and our strategic collaboration with GSK uniquely position us as a leader in the development of treatments for rare and orphan diseases.

We are focused on the development of pharmacological chaperone monotherapy programs and pharmacological chaperones in combination with enzyme replacement therapy (ERT), the current standard of treatment for Fabry and other lysosomal storage disease. In 2012, we are advancing two pharmacological chaperone monotherapy programs for genetic diseases:

•	Migalastat HCl for patients with Fabry disease identified as having alpha-galactosidase A (alpha-Gal A) mutations amenable to chaperone therapy, and

•	AT3375 for Parkinson’s disease in Gaucher disease carriers and potentially the broader Parkinson’s population.

Our pharmacological chaperone-ERT combination programs for 2012 include:

•	Migalastat HCl co-administered with ERT for patients with Fabry disease receiving ERT treatment with any genetic mutation,

•	AT2220 (duvoglustat HCl) co-administered with ERT for Pompe disease,

•	AT3375 and afegostat tartrate co-administered with ERT for Gaucher disease, and

•	Several new, undisclosed pharmacological chaperone programs focused on the combination of chaperones with ERTs for additional lysosomal storage diseases.

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

Our lead product candidate, migalastat HCl for Fabry disease, is in late Phase 3 development. We are developing and commercializing migalastat HCl with an affiliate of GSK pursuant to a License and Collaboration Agreement entered into in October 2010. Our partnership with GSK allows us to utilize GSK’s significant expertise in clinical, regulatory, commercial and manufacturing matters in the development in migalastat HCl. In addition, the cost-sharing arrangements and potential milestone and royalty payments under the License and Collaboration Agreement provide us with financial strength and allow us to continue the development of migalastat HCl while also advancing our other programs. We also believe this collaboration is important in validating our status as a leader in the development of treatments for rare diseases given the increasing focus placed on the rare disease field.

Our Phase 3 clinical development program for the use of migalastat HCl as monotherapy in Fabry disease includes two global registration studies for patients with Fabry disease identified as having alpha-Gal A mutations amenable to migalastat HCl: Study 011 and Study 012. We completed enrollment of 67 total patients in Study 011, our placebo-controlled Phase 3 study, in December 2011 and expect results in the third quarter of 2012. We plan to use the data from Study 011 to support the submission of a New Drug Application, or NDA, to the FDA for marketing approval in the United States and to potentially support marketing applications for other regulatory agencies. Study 012 is our second phase 3 study for migalastat HCl intended to support the worldwide registration of migalastat HCl for Fabry disease. We dosed the first patient in Study 012 in September 2011 to compare the safety and efficacy of migalastat HCl and ERT (agalsidase beta or agalsidase alfa) and expect to complete enrollment of approximately 50 patients by the end of 2012, although timelines may be influenced by the continuing ERT shortage.

While our initial clinical efforts have focused on the use of pharmacological chaperones to treat lysosomal storage diseases, we believe that our technology may be applicable to the treatment of certain diseases of neurodegeneration.

We have been a pioneer in investigating the link between Gaucher and Parkinson’s disease, and have been exploring the possibility of using pharmacological chaperones that target glucocerebrosidase (GCase), the enzyme deficient in Gaucher disease, for more than five years. In 2011, numerous peer-reviewed publications in leading scientific journals reported additional information on the underlying mechanisms that link Gaucher and Parkinson’s, and further validated GCase as a target for the treatment of the disease. In particular, these new papers demonstrated a direct connection between GCase and alpha-synuclein, whose accumulation in the brain is a hallmark of Parkinson’s, and showed that increased GCase activity in the brain of mouse models could correct alpha-synuclein pathology and other deficits. We will continue preclinical and IND-enabling studies for the pharmacological chaperone AT3375, which targets the same GCase enzyme that is deficient in Gaucher disease. These preclinical studies are anticipated to be complete by year-end 2012 and are funded in part by a grant awarded by the Michael J. Fox Foundation.

We have generated significant losses to date and expect to continue to generate losses as we continue the clinical development of our drug candidates, including migalastat HCl, and conduct preclinical studies on other programs. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through December 31, 2011, we have accumulated a deficit of $270.1 million. As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial in the near term.

Collaboration with GSK

On October 28, 2010, we entered into the License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GSK, to develop and commercialize migalastat HCl. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize migalastat HCl. In consideration of the license grant, we received an upfront, license payment of $30 million from GSK and we are eligible to receive further payments of up to $173.5 million upon the successful achievement of development, regulatory and commercialization milestones, as well as tiered double-digit royalties on global sales of migalastat HCl. Potential payments include up to (i) $13.5 million related to the attainment of certain clinical development objectives and the acceptance of regulatory filings in select worldwide markets, (ii) $80 million related to market approvals for migalastat HCl in selected territories throughout the world, and (iii) $80 million associated with the achievement of certain sales thresholds. We and GSK are jointly funding development costs in accordance with an agreed upon development plan pursuant to which we funded 50% of the development costs in 2011 and we will fund only 25% of the development costs in 2012 and beyond, subject to annual and aggregate caps. Additionally, GSK purchased approximately 6.9 million shares of our common stock at a price of $4.56 per share. The total value of this equity investment to us was approximately $31 million and represents a 19.8% ownership position in us as of December 31, 2011. Under the terms of the collaboration agreement, while we will collaborate with GSK, GSK will have decision-making authority over clinical, regulatory and commercial matters. Additionally, GSK will have primary responsibility for interactions with regulatory agencies and prosecuting applications for marketing and reimbursement approvals worldwide.

Other Potential Alliances and Collaborations

We continually evaluate other potential collaborations and business development opportunities that would bolster our ability to develop therapies for rare and orphan diseases including licensing agreements and acquisitions of businesses and assets. We believe such opportunities may be important to the advancement of our current product candidate pipeline, the expansion of the development of our current technology, gaining access to new technologies and in our transformation from a development stage Company to a commercial biotechnology Company.

Financial Operations Overview

Revenue

In November 2010, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in us. The total upfront consideration received of $33.2 million will be recognized as Collaboration Revenue on a straight-line basis over the development period of the collaboration agreement which is approximately 5.2 years. For the year ended December 31, 2011, we recognized approximately $6.6 million of the total upfront consideration as Collaboration Revenue and approximately $14.8 million of Research Revenue for reimbursed research and development costs.

Research and Development Expenses

We expect to continue to incur substantial research and development expenses as we continue to develop our product candidates and explore new uses for our pharmacological chaperone technology. However, we will share future research and development costs related to migalastat HCl with GSK in accordance with the License and Collaboration Agreement. Research and development expense consists of:

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

We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From our inception in February 2002 through December 31, 2011, we have incurred research and development expense in the aggregate of $265.6 million.

The following table summarizes our principal product development projects through December 31, 2011, including the related stages of development for each project, and the out-of-pocket, third party expenses incurred with respect to each project (in thousands).

	September 30,	September 30,	September 30,	September 30,
				Period from
				February 4,
				2002
				(Inception) to
	Years Ended December 31,			December 31,
	2009	2010	2011	2011
Projects
Third party direct project expenses
Migalastat HCl (Fabry Disease – Phase 3)	$8,634	$11,956	$19,305	$65,335
Afegostat tartrate (Gaucher Disease – Phase 2*)	6,961	362	(112)	26,115
AT2220 (Pompe Disease – Phase 2)	1,874	236	109	13,243
Neurodegenerative Diseases (Preclinical)	3,194	784	2,209	8,608
Co-Administration studies (Fabry & Pompe Disease – Phase 2; Gaucher—Preclinical)	—	212	2,738	2,950

Total third party direct project expenses	20,663	13,550	24,249	116,251

Other project costs (1)
Personnel costs	18,801	16,671	18,814	93,251
Other costs (2)	8,617	8,821	7,793	56,118

Total other project costs	27,418	25,492	26,607	149,369

Total research and development costs	$48,081	$39,042	$50,856	$265,620

(1)	Other project costs are leveraged across multiple projects.

(2)	Other costs include facility, supply, overhead, and licensing costs that support multiple projects.

*	We do not plan to advance our afegostat tartrate monotherapy program into Phase 3 development at this time.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. As a result, we are not able to reasonably estimate the period, if any, in which material net cash inflows may commence from our product candidates, including migalastat HCl or any of our other preclinical product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the conduct, duration and cost of clinical trials, which vary significantly over the life of a project as a result of evolving events during clinical development, including:

•	the number of clinical sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that ultimately participate in the trials;

•	the results of our clinical trials; and

•	any mandate by the FDA or other regulatory authority to conduct clinical trials beyond those currently anticipated.

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. In addition, GSK has considerable influence over and decision-making authority related to our migalastat HCl program. A change in the outcome of any of the foregoing variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development, regulatory approval and commercialization of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those which we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Drug development may take several years and millions of dollars in development costs.

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services. From our inception in February 2002 through December 31, 2011, we spent $113.2 million on general and administrative expense.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents and marketable securities. Interest expense consists of interest incurred on our capital lease facility and our equipment financing agreements.

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

We recognized stock-based compensation expense of $7.8 million, $6.2 million, and $8.7 million for the years ended 2009, 2010 and 2011, respectively. The following table summarizes information related to stock compensation expense recognized in the income statement (in millions):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2009	2010	2011
Stock compensation expense recognized in:
Research and development expense	$3.2	$2.6	$2.9
General and administrative expense	4.6	3.6	5.8

Total stock compensation expense	$7.8	$6.2	$8.7

We use the Black-Scholes option pricing model when estimating the value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. We will continue to use a blended weighted average approach using our own historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined using a “simplified” method of estimating the expected exercise term which is the mid-point between the vesting date and the end of the contractual term. As our stock price volatility has been over 75% and we have experienced significant business transactions (Shire and GSK collaborations), we believe that we do not have sufficient reliable exercise data in order to justify a change in the use of the “simplified” method of estimating the expected exercise term of employee stock option grants. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures. The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2009	2010	2011
Expected stock price volatility	80.6%	80.5%	78.8%
Risk free interest rate	2.4%	2.4%	2.0%
Expected life of options (years)	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00

The weighted-average grant-date fair value per share of options granted during 2009, 2010 and 2011 were $4.83, $2.09 and $4.11, respectively.

Warrants

The warrants issued in connection with our March 2010 registered direct offering are classified as a liability. The fair value of the warrant liability is evaluated at each balance sheet date using the Black-Scholes valuation model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument.

Any changes in the fair value of the warrants liability is recognized in the consolidated statement of operations. The weighted average assumptions used in the Black-Scholes valuation model for the warrants for December 31, 2010 and 2011 are as follows:

	September 30,	September 30,
	December 31 2010	December 31, 2011
Expected stock price volatility	78.7%	67.3%
Risk free interest rate	1.15%	0.28%
Expected life of warrants (years)	3.17	2.17
Expected annual dividend per share	$0.00	$0.00

As a result, for the year ended December 31, 2011, we recorded a change in warrant liability gain of $2.8 million. The resulting fair value of the warrant liability at December 31, 2011 was $1.9 million.

Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share

We calculated net loss per share as a measurement of our performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period. We had a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share (in thousands except share amounts):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2009	2010	2011
Historical
Numerator:
Net loss attributable to common stockholders	$(6,567)	$(54,936)	$(44,412)

Denominator:
Weighted average common shares outstanding — basic and diluted	22,624,134	27,734,797	34,569,642

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 4.8 million, 7.0 million and 8.5 million for the years ended December 31, 2009, 2010 and 2011, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue. Total revenue for the year ended December 31, 2011 consisted of payments received from GSK for shared development costs for migalastat HCl (research revenue) and the recognized portion of the $33.2 million upfront cash payment received from GSK (collaboration revenue). For the year ended December 31, 2011, we recognized $6.6 million of the total upfront consideration as Collaboration Revenue, compared to $0.9 million in the prior year and $14.8 million of Research Revenue for reimbursed research and development costs in 2011. We did not recognize any Research Revenue in 2010 and we have not generated any commercial sales revenue since our inception.

Research and Development Expense. Research and development expense was $50.9 million in 2011 representing an increase of $11.9 million or 31% from $39.0 million in 2010. The variance was primarily attributable to a $7.4 million increase in contract research related to clinical trials, a $4.5 million increase in GSK collaboration fees, and higher personnel costs of $2.1 million, partially offset by a $3.0 million decrease in license fees and $1.4 million decrease in manufacturing costs.

General and Administrative Expense. General and administrative expense was $19.9 million in 2011, an increase of $4.2 million or 27% from $15.7 million in 2010. The variance was primarily due to additional stock option compensation expense recognized of $2.7 million as a result of the change in the terms of the Chief Executive Officer’s stock options resulting from his resignation and subsequent reappointment to the Chief Executive Officer position as well as a severance related compensation charge of $0.6 million related to the resignation of our former President and the vesting of his restricted stock award. In addition, there were increases in recruitment fees, professional fees, and consulting fees of $1.0 million.

Depreciation and Amortization. Depreciation and amortization expense was $1.6 million in 2011, a decrease of $0.5 million or 24% from $2.1 million in 2010. The decrease in depreciation was due to a smaller depreciable asset base at December 31, 2011.

Interest Income and Interest Expense. Interest income was $0.2 million in both 2011 and 2010. Interest expense was $0.1 million in 2011, a decrease of $0.2 million from $0.3 million in 2010.

Change in Fair Value of Warrant Liability. In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and will remeasure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the year ended December 31, 2011, we reported a gain of $2.8 million related to the decrease in fair value of these warrants from the year ended December 31, 2010. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Other Income/Expense. Other income decreased due to funds received from the U.S. Treasury Department in 2010 of $1.4 million compared to $0.1 million in 2011 for the Qualified Therapeutic Discovery Projects tax credit and grant program.

Tax Benefit. During 2010 and 2011, we sold a portion of our New Jersey state net research and development credits, which resulted in the recognition of $1.1 million and $3.6 million in income tax benefits for the years ended December 31, 2010 and 2011, respectively. Assuming the State of New Jersey continues to fund this program, which is uncertain, the future amount of net operating loss and research and development credit carry forwards which we may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.

Net Operating Loss Carry forwards. As of December 31, 2011, the Company had federal and state net operating loss carry forwards, or NOLs, of approximately $110 million and $179 million, respectively. The federal carry forward will begin to expire in 2026 and will end in 2031. The state carry forwards acquired prior to 2009 will begin to expire in 2013 and will end in 2017. Section 382 of the Internal Revenue Code of 1986, as amended, contains provisions which limit the amount of NOLs that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. During 2011, there was no ownership change in excess of 50%; therefore there was no write-down to net realizable value of the federal NOLs subject to the 382 limitations.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue. Total revenue for the year ended December 31, 2010 was $0.9 million compared to $64.5 million for the year ended December 31, 2009. In November 2010, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus. The total upfront consideration received of $33.2 million will be recognized as Collaboration Revenue on a straight-line basis over the development period of the collaboration agreement which is approximately 5.2 years. For the year ended December 31, 2010, we recognized $0.9 million of the total upfront consideration as Collaboration Revenue. We have not generated any commercial sales revenue since our inception.

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

Restructuring Charges. Restructuring charges were $1.5 million in 2009 due to the corporate restructuring implemented in the fourth quarter of 2009. The restructuring charges included $0.9 million for employment termination costs payable in cash and a facilities consolidation restructuring charge of $0.6 million, consisting of lease payments and the write-down of fixed assets in the vacated building. There were no restructuring costs in 2010.

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

Change in Fair Value of Warrant Liability. In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and will remeasure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the year ended December 31, 2010, we reported a loss of $1.4 million related to the increase in fair value of these warrants from issuance dates. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

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

Net Operating Loss Carry forwards. As of December 31, 2010, we had federal and state net operating loss carry forwards, or NOLs, of approximately $71 million and $133 million, respectively. The federal carry forward will begin to expire in 2026 and will end in 2031. The state carry forwards acquired prior to 2009 will begin to expire in 2013 and will end in 2017. Section 382 of the Internal Revenue Code of 1986, as amended, contains provisions which limit the amount of NOLs that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. We completed a detailed study of our NOLs and determined that as a result of our registered direct offering in March 2010, there was an ownership change in excess of 50% and the federal NOLs subject to the 382 limitations were written down to their net realizable value. Additionally, we determined that the annual limitation on the utilization of the pre-ownership change loss will be approximately $3.0 million. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carry forwards.

Liquidity and Capital Resources

Source of Liquidity

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007, $18.5 million of gross proceeds from our Registered Direct Offering in March 2010, $80.0 million from the non-refundable license fees paid by our current and previous collaborators and $31.0 million from GSK’s investment in the Company at the time the collaboration was formed. In the future, we expect to fund our operations, in part, through the receipt of cost-sharing and milestone payments from GSK. The following table summarizes our significant funding sources as of December 31, 2011:

	September 30,	September 30,	September 30,
Funding (2)	Year	No. Shares	Approximate Amount (1) (in thousands)

Series A Redeemable Convertible Preferred Stock	2002	444,443	$2,500
Series B Redeemable Convertible Preferred Stock	2004, 2005, 2006, 2007	4,917,853	31,189
Series C Redeemable Convertible Preferred Stock	2005, 2006	5,820,020	54,999
Series D Redeemable Convertible Preferred Stock	2006, 2007	4,930,405	60,000
Common Stock	2007	5,000,000	75,000
Upfront License Fee from Shire	2007	—	50,000
Registered Direct Offering	2010	4,946,525	18,500
Upfront License Fee from GSK	2010	—	30,000
Common Stock - GSK	2010	6,866,245	31,285

		32,925,491	$353,473

(1)	Represents gross proceeds

(2)	The Series A, B, C and D Redeemable Convertible Preferred Stock was converted to common stock upon the effectiveness of our IPO

In addition, in conjunction with the GSK collaboration agreement, we received reimbursement of research and development expenditures from the date of the agreement (October 28, 2010) through December 31, 2011 of $6.7 million. We also received $31.1 million in reimbursement of research and development expenditures from the prior Shire collaboration from the date of the agreement (November 7, 2007) through October 29, 2009.

As of December 31, 2011, we had cash and cash equivalents and marketable securities of $55.7 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.

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

In October 2010, we sold approximately 6.9 million shares of our common stock to GSK in connection with the collaboration agreement at a price of $4.56 per share. The total value of this equity investment to us is approximately $31 million and represents a 19.8% ownership position in the us as of December 31, 2011.

Net Cash Used in Operating Activities

Net cash used in operations for the year ended December 31, 2011 was $49.4 million due primarily to the net loss for the year ended December 31, 2011 of $44.4 million and the change in operating assets and liabilities of $12.5 million. The change in operating assets and liabilities consisted of an increase in receivables from GSK related to the collaboration agreement of $5.0 million; an increase of $3.7 million in prepaid assets primarily related to a receivable from the sale of state net operating loss carry forwards, or NOLs; a decrease in deferred revenue of $4.8 million related to the recognition of the upfront payment from GSK for the collaboration agreement; and an increase in accounts payable and accrued expenses of $1.4 million related to program expenses.

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

Net Cash Used in and Provided by Investing Activities

Net cash provided by investing activities for the year ended December 31, 2011 was $46.5 million. Net cash provided by investing activities reflects $98.5 million for the sale and redemption of marketable securities, offset by $50.6 million for the purchase of marketable securities and $1.4 million for the acquisition of property and equipment.

Net cash used in investing activities for the year ended December 31, 2010 was $19.4 million. Net cash used in investing activities reflects $94.6 million for the sale and redemption of marketable securities, offset by $113.7 million for the purchase of marketable securities and $0.4 million for the acquisition of property and equipment.

Net Cash Provided by and Used in Financing Activities

Net cash used in financing activities for the year ended December 31, 2011 was $0.9 million and reflects the $1.3 million in payments of our secured loan agreement and capital lease obligations, partially offset by $0.4 million of proceeds from exercise of stock options.

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

Funding Requirements

We expect to incur losses from operations for the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials. Our future capital requirements will depend on a number of factors, including:

•	the progress and results of our clinical trials of our drug candidates, including migalastat HCl;

•	our ability to achieve development and commercialization milestone payments and sales royalties under our collaboration with GSK;

•

the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates including those testing the use of pharmacological chaperones co-administered with ERT and for the treatment of diseases of neurodegeneration;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.

We do not anticipate that we will generate revenue from commercial sales of our current product pipeline until at least 2013, if at all. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. However, we believe that our existing cash and cash equivalents and short-term investments, including anticipated payments from GSK in connection with the collaboration, is expected to be sufficient to fund our operating expenses and capital expenditure requirements through the middle of the third quarter of 2013.

Financial Uncertainties Related to Potential Future Payments

Milestone Payments

We have acquired rights to develop and commercialize our product candidates through licenses granted by various parties. While our license agreements for migalastat HCl and AT2220 do not contain milestone payment obligations, two of these agreements related to afegostat tartrate do require us to make such payments if certain specified pre-commercialization events occur. Upon the satisfaction of certain milestones and assuming successful development of afegostat tartrate, we may be obligated, under the agreements that we have in place, to make future milestone payments aggregating up to approximately $7.9 million. However, such potential milestone payments are subject to many uncertain variables that would cause such payments, if any, to vary in size.

Royalties

Under our license agreements, if we owe royalties on net sales for one of our products to more than one licensor, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For migalastat HCl and AT2220, we will owe royalties only to Mt. Sinai School of Medicine (MSSM). We would expect to pay royalties to all three licensors with respect to afegostat tartrate should we advance it to commercialization. To date, we have not made any royalty payments on sales of our products and believe we are at least a couple years away from selling any products that would require us to make any such royalty payments.

In accordance with our license agreement with MSSM, we paid $3 million of the $30 million upfront payment received from GSK to MSSM in the fourth quarter of 2010. We will also be obligated to pay MSSM royalties on worldwide net sales of migalastat HCl.

Whether we will be obligated to make milestone or royalty payments in the future is subject to the success of our product development efforts and, accordingly, is inherently uncertain.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2011 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating lease obligations	$11,990	$1,764	$3,012	$3,369	$3,845
Debt obligations	1,044	1,044	—	—	—

Total fixed contractual obligations (1)	$13,034	$2,808	$3,012	$3,369	$3,845

(1)	This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments, timing and/or the likelihood of such payments are not known, (c) amounts, if any, that may be committed in the future to construct additional facilities, and (d) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

We currently lease laboratory and office space in Cranbury, New Jersey. The initial term of the lease, which commenced on March 1, 2012, runs for seven years and may be extended by us for two additional five-year periods. We also lease office and laboratory space in San Diego, California, which will expire by its terms in September 2013.

In May 2009, we entered into a loan and security agreement with Silicon Valley Bank (SVB) that provides for up to $4 million of equipment financing through October 2012. Borrowings under the loan agreement are collateralized by equipment purchased with the proceeds of the loan and bear interest at a fixed rate of approximately 9%. We entered a second loan and security agreement with SVB in August 2011 (“2011 Loan Agreement”) in order to finance certain capital expenditures to be made by us in connection with our recent move to our new corporate headquarters. The 2011 Loan Agreement provides for up to $3 million of equipment financing through January 2014. Borrowings under the 2011 Loan Agreement are collateralized by equipment purchased with the proceeds of the loan and bear interest at a variable rate of SVB prime + 2.5%. The current SVB prime rate is 4.0%. The 2011 Loan Agreement contains the same financial covenant as the previous loan agreement.

On June 28, 2011, we entered into a new employment agreement with our chairman and chief executive officer, John F. Crowley, that provides for an annual base salary, a cash bonus of up to 60% of base salary, and monthly payments up to a maximum of $1.8 million for out-of-pocket medical expenses and the corresponding tax gross-up payments. We entered into the employment agreement upon Mr. Crowley’s return to the chief executive officer position following a brief term as executive chairman of the Company from April 2011 through August 2011 during which time he did not serve as chief executive officer. The terms of this current employment agreement are substantially similar to Mr. Crowley’s prior employment agreement pursuant to which he served as chief executive officer. Notably, Mr. Crowley’s base salary, bonus, severance and benefits under the current employment agreement are the same as provided under the previous agreement The agreement will continue for successive one-year terms until either party provides written notice of termination to the other in accordance with the terms of the agreement.

We have entered into agreements with clinical research organizations and other outside contractors who are partially responsible for conducting and monitoring our clinical trials for our drug candidates including migalastat HCl. These contractual obligations are not reflected in the table above because we may terminate them without penalty.

We have no other lines of credit or other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. We cannot assure you that additional debt or equity financing will be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2010 and 2011.

Recent Accounting Pronouncements

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. At December 31, 2011, we held $55.7 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income. As December 31, 2011, our cash, cash equivalents and available for sale securities were all due on demand or within one year. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Dated February 28, 2012

/s/ John F. Crowley	/s/ Daphne Quimi
Chairman and Chief Executive Officer	Corporate Controller

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amicus Therapeutics Inc.

We have audited the accompanying consolidated balance sheets of Amicus Therapeutics, Inc. and subsidiary (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2011 and the period from February 4, 2002 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amicus Therapeutics, Inc. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 and the period from February 4, 2002 (inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

MetroPark, New Jersey

February 28, 2012

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	September 30,
	December 31,
	2010	2011
Assets:
Current assets:
Cash and cash equivalents	$29,572	$25,668
Available-for-sale securities	77,873	30,034
Receivable due from GSK	—	5,043
Prepaid expenses and other current assets	2,236	5,903

Total current assets	109,681	66,648

Property and equipment, less accumulated depreciation and amortization of $8,095 and $9,507 at December 31, 2010 and 2011, respectively	2,604	2,438
Other non-current assets	267	709

Total Assets	$112,552	$69,795

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,290	$9,708
Current portion of capital lease obligations	40	—
Current portion of deferred revenue	6,640	8,504
Current portion of secured loan	1,253	1,044

Total current liabilities	16,223	19,256

Deferred revenue, less current portion	25,639	18,999
Warrant liability	4,712	1,948
Secured loan, less current portion	1,044	—

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 34,508,932 shares issued and outstanding at December 31, 2010,
125,000,000 shares authorized, 34,654,206 shares issued and outstanding at December 31, 2011	406	407
Additional paid-in capital	290,248	299,285
Accumulated other comprehensive (loss)/income	(28)	4
Deficit accumulated during the development stage	(225,692)	(270,104)

Total stockholders’ equity	64,934	29,592

Total Liabilities and Stockholders’ Equity	$112,552	$69,795

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	September 30,	September 30,	September 30,	September 30,
				Period from February 4, 2002 (Inception) to
	Years Ended December 31,			December 31,
	2009	2010	2011	2011

Revenue:
Research revenue	$17,545	$—	$14,794	$45,902
Collaboration revenue	46,813	922	6,640	57,562

Total revenue	64,358	922	21,434	103,464

Operating Expenses:
Research and development	48,081	39,042	50,856	265,620
General and administrative	19,973	15,660	19,880	113,249
Restructuring charges	1,522	—	—	1,522
Impairment of leasehold improvements	—	—	—	1,030
Depreciation and amortization	2,132	2,058	1,585	10,063
In-process research and development	—	—	—	418

Total operating expenses	71,708	56,760	72,321	391,902

Loss from operations	(7,350)	(55,838)	(50,887)	(288,438)
Other income (expenses):
Interest income	997	156	160	14,073
Interest expense	(278)	(260)	(148)	(2,333)
Change in fair value of warrant liability	—	(1,410)	2,764	900
Other income	64	1,277	70	231

Loss before income tax benefit	(6,567)	(56,075)	(48,041)	(275,567)
Income tax benefit	—	1,139	3,629	5,463

Net loss	(6,567)	(54,936)	(44,412)	(270,104)
Deemed dividend	—	—	—	(19,424)
Preferred stock accretion	—	—	—	(802)

Net loss attributable to common stockholders	$(6,567)	$(54,936)	$(44,412)	$(290,330)

Net loss attributable to common stockholders per common share — basic and diluted	$(0.29)	$(1.98)	$(1.28)

Weighted-average common shares outstanding — basic and diluted	22,624,134	27,734,797	34,569,642

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Changes in Stockholders’ (Deficiency)/Equity

Period from February 4, 2002 (inception) to December 31, 2002,

and the nine year period ended December 31, 2011

(in thousands, except share amounts)

	00000	00000	00000	00000	00000	00000	00000
						Deficit
						Accumulated
			Additional	Other		During the	Total
	Common Stock		Paid-In	Comprehensive	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Gain/ (Loss)	Compensation	Stage	(Deficiency) Equity

Balance at February 4, 2002 (inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to a consultant	74,938	6	78	—	—	—	84
Stock issued for in-process research and development	232,266	17	401	—	—	—	418
Deferred compensation	—	—	209	—	(209)	—	—
Amortization of deferred compensation	—	—	—	—	27	—	27
Issuance of warrants with financing arrangements	—	—	8	—	—	—	8
Accretion of redeemable convertible preferred stock	—	—	(11)	—	—	—	(11)
Net loss	—	—	—	—	—	(1,775)	(1,775)

Balance at December 31, 2002	307,204	23	685	—	(182)	(1,775)	(1,249)
Stock issued from exercise of stock options	333	—	—	—	—	—	—
Deferred compensation	—	—	14	—	(14)	—	—
Amortization of deferred compensation	—	—	—	—	70	—	70
Issuance of stock warrants with convertible notes	—	—	210	—	—	—	210
Issuance of stock options to consultants	—	—	4	—	—	—	4
Accretion of redeemable convertible preferred stock	—	—	(17)	—	—	—	(17)
Beneficial conversion feature related to bridge financing	—	—	41	—	—	—	41
Net loss	—	—	—	—	—	(6,768)	(6,768)

Balance at December 31, 2003	307,537	23	937	—	(126)	(8,543)	(7,709)
Deferred compensation	—	—	68	—	(68)	—	—
Amortization of deferred compensation	—	—	—	—	60	—	60
Issuance of stock options to consultants	—	—	16	—	—	—	16
Accretion of redeemable convertible preferred stock	—	—	(126)	—	—	—	(126)
Interest waived on converted convertible notes	—	—	193	—	—	—	193
Beneficial conversion feature related to bridge financing	—	—	95	—	—	—	95
Comprehensive Loss:
Unrealized holding loss on available-for-sale securities	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	—	(8,807)	(8,807)

Net total comprehensive loss	—	—	—	—	—	—	(8,816)

Balance at December 31, 2004	307,537	23	1,183	(9)	(134)	(17,350)	(16,287)
Stock issued from exercise of stock options	97,156	7	17	—	—	—	24
Stock issued from exercise of warrants	133,332	10	65	—	—	—	75
Deferred compensation	—	—	2,778	—	(2,778)	—	—
Amortization of deferred compensation	—	—	—	—	365	—	365
Non-cash charge for stock options to consultants	—	—	112	—	—	—	112
Accretion of redeemable convertible preferred stock	—	—	(139)	—	—	—	(139)
Comprehensive Loss:
Unrealized holding loss on available-for-sale securities	—	—	—	(7)	—	—	(7)
Net loss	—	—	—	—	—	(19,972)	(19,972)

Net total comprehensive loss	—	—	—	—	—	—	(19,979)

Balance at December 31, 2005	538,025	$40	$4,016	$(16)	$(2,547)	$(37,322)	$(35,829)

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity

Period from February 4, 2002 (inception) to December 31, 2002,

and the nine year period ended December 31, 2011

(in thousands, except share amounts)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
						Deficit
						Accumulated
			Additional	Other		During the	Total
	Common Stock		Paid-In	Comprehensive	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Compensation	Stage	(Deficiency) Equity

Balance at December 31, 2005	538,025	$40	$4,016	$(16)	$(2,547)	$(37,322)	$(35,829)
Stock issued from exercise of options	265,801	20	138	—	—	—	158
Stock issued for license payment	133,333	10	1,210	—	—	—	1,220
Reversal of deferred compensation upon adoption of FAS 123(R)	—	—	(2,547)	—	2,547	—	—
Stock-based compensation	53,333	—	2,816	—	—	—	2,816
Issuance of stock options to consultants	—	—	476	—	—	—	476
Accretion of redeemable convertible preferred stock	—	—	(159)	—	—	—	(159)
Reclassification of warrant liability upon exercise of Series B redeemable convertible preferred stock warrants	—	—	117	—	—	—	117
Beneficial conversion on issuance of Series C redeemable convertible preferred stock	—	—	19,424	—	—	—	19,424
Beneficial conversion charge (deemed dividend) on issuance of Series C redeemable convertible preferred stock	—	—	(19,424)	—	—	—	(19,424)
Comprehensive (Loss)/ Income:
Unrealized holding gain on available-for-sale securities	—	—	—	31	—	—	31
Net loss	—	—	—	—	—	(46,345)	(46,345)

Net total comprehensive loss	—	—	—	—	—	—	(46,314)

Balance at December 31, 2006	990,492	70	6,067	15	—	(83,667)	(77,515)
Stock issued from initial public offering	5,000,000	50	68,095	—	—	—	68,145
Stock issued from conversion of preferred shares	16,112,721	162	148,429	—	—	—	148,591
Stock issued from exercise of stock options, net	305,518	3	455	—	—	—	458
Stock based compensation	—	—	3,823	—	—	—	3,823
Issuance of stock options to consultants	—	—	162	—	—	—	162
Accretion of redeemable convertible preferred stock	—	—	(351)	—	—	—	(351)
Charge for warrant liability	—	—	758	—	—	—	758
Comprehensive (Loss)/ Income:
Unrealized holding gain on available-for-sale securities	—	—	—	393	—	—	393
Net loss	—	—	—	—	—	(41,167)	(41,167)

Net total comprehensive loss	—	—	—	—	—	—	(40,774)

Balance at December 31, 2007	22,408,731	285	227,438	408	—	(124,834)	103,297
Stock issued from exercise of stock options, net	225,980	2	528	—	—	—	530
Stock based compensation	—	—	6,446	—	—	—	6,446
Comprehensive (Loss)/ Income:
Unrealized holding gain on available-for-sale securities	—	—	—	125	—	—	125
Net loss	—	—	—	—	—	(39,355)	(39,355)

Net total comprehensive loss	—	—	—	—	—	—	(39,230)

Balance at December 31, 2008	22,634,711	$287	$234,412	$533	$—	$(164,189)	$71,043

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Changes in Stockholders’ (Deficiency)

Equity Period from February 4, 2002 (inception) to December 31, 2002,

and the nine year period ended December 31, 2011

(in thousands, except share amounts)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
						Deficit
						Accumulated
			Additional	Other		During the	Total
	Common Stock		Paid-In	Comprehensive	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Gain/ (Loss)	Compensation	Stage	(Deficiency) Equity

Balance at December 31, 2008	22,634,711	$287	$234,412	$533	$—	$(164,189)	$71,043
Stock issued from exercise of stock options, net	37,716	—	60	—	—	—	60
Stock based compensation	—	—	7,787	—	—	—	7,787
Comprehensive (Loss)/ Income:
Unrealized holding loss on available-for-sale securities	—	—	—	(490)	—	—	(490)
Net loss	—	—	—	—	—	(6,567)	(6,567)

Net total comprehensive loss	—	—	—	—	—	—	(7,057)

Balance at December 31, 2009	22,672,427	$287	$242,259	$43	$—	$(170,756)	$71,833

Stock issued from secondary offering	4,946,525	50	13,780	—	—	—	13,830
Stock issued from collaboration agreement	6,866,245	69	28,014	—	—	—	28,083
Stock issued from exercise of stock options, net	23,735	—	9	—	—	—	9
Stock based compensation	—	—	6,186	—	—	—	6,186
Comprehensive (Loss)/ Income:
Unrealized holding loss on available-for-sale securities	—	—	—	(71)	—	—	(71)
Net loss	—	—	—	—	—	(54,936)	(54,936)

Net total comprehensive loss	—	—	—	—	—	—	(55,007)

Balance at December 31, 2010	34,508,932	$406	$290,248	$(28)	$—	$(225,692)	$64,934

Stock issued from exercise of stock options, net	145,274	1	359	—	—	—	360
Stock based compensation	—	—	8,678	—	—	—	8,678
Comprehensive (Loss)/ Income:
Unrealized holding gain on available-for-sale securities	—	—	—	32	—	—	32
Net loss	—	—	—	—	—	(44,412)	(44,412)

Net total comprehensive loss	—	—	—	—	—	—	(44,380)

Balance at December 31, 2011	34,654,206	$407	$299,285	$4	$—	$(270,104)	$29,592

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(in thousands)

	September 30,	September 30,	September 30,	September 30,
				Period from February 4,
				2002
				(Inception) to
	Years Ended December 31,			December 31,
	2009	2010	2011	2011

Operating activities
Net loss	$(6,567)	$(54,936)	$(44,412)	$(270,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	—	525
Depreciation and amortization	2,132	2,058	1,585	10,063
Amortization of non-cash compensation	—	—	—	522
Stock-based compensation	7,787	6,186	8,679	35,738
Non-cash charge for stock based compensation issued to consultants	—	—	—	853
Change in fair value of warrant liability	—	1,410	(2,764)	(900)
Loss on disposal of asset	195	121	—	360
Stock-based license payment	—	—	—	1,220
Impairment of leasehold improvements	—	—	—	1,030
Non-cash charge for in process research and development	—	—	—	418
Beneficial conversion feature related to bridge financing	—	—	—	135
Changes in operating assets and liabilities:
Receivable due from GSK			(5,043)	(5,043)
Prepaid expenses and other current assets	201	26	(3,667)	(5,903)
Other non-current assets	(218)	218	(442)	(730)
Account payable and accrued expenses	839	(1,345)	1,418	9,708
Deferred revenue	(47,740)	32,279	(4,776)	27,503

Net cash used in operating activities	(43,371)	(13,983)	(49,422)	(194,605)

Investing activities
Sale and redemption of marketable securities	131,848	94,602	98,474	672,088
Purchases of marketable securities	(98,173)	(113,660)	(50,602)	(702,237)
Purchases of property and equipment	(1,807)	(384)	(1,420)	(13,889)

Net cash provided by/(used in) investing activities	31,868	(19,442)	46,452	(44,038)

Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	—	143,022
Proceeds from issuance of common stock, net of issuance costs	—	45,214	—	113,307
Proceeds from the issuance of convertible notes	—	—	—	5,000
Payments of capital lease obligations	(840)	(313)	(40)	(5,587)
Payments of secured loan agreement	(209)	(1,252)	(1,253)	(2,714)
Proceeds from exercise of stock options	60	9	359	1,650
Proceeds from exercise of warrants (common and preferred)	—	—	—	264
Proceeds from capital asset financing arrangement	—	—	—	5,611
Proceeds from secured loan agreement	3,758	—	—	3,758

Net cash provided by/(used in) financing activities	2,769	43,658	(934)	264,311

Net (decrease)/increase in cash and cash equivalents	(8,734)	10,233	(3,904)	25,668
Cash and cash equivalents at beginning of year/ period	28,073	19,339	29,572	—

Cash and cash equivalents at end of year/period	$19,339	$29,572	$25,668	$25,668

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$250	$280	$149	$2,033
Non-cash activities
Conversion of preferred stock to common stock	$—	$—	$—	148,951
Conversion of notes payable to Series B redeemable convertible preferred stock	$—	$—	$—	$5,000
Accretion of redeemable convertible preferred stock	$—	$—	$—	$802
Beneficial conversion feature related to issuance of the additional issuance of Series C redeemable convertible preferred stock	$—	$—	$—	$19,424

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements

1. Description of Business

Corporate Information, Status of Operations, and Management Plans

Amicus Therapeutics, Inc. (the Company) was incorporated on February 4, 2002 in Delaware and is a biopharmaceutical company focused on the discovery, development and commercialization of orally-administered, small molecule drugs known as pharmacological chaperones, a novel, first-in-class approach to treating a broad range of diseases including lysosomal storage disorders and diseases of neurodegeneration. The Company’s activities since inception have consisted principally of raising capital, establishing facilities, and performing research and development. Accordingly, the Company is considered to be in the development stage.

In October 2010, the Company entered into the License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline PLC (GSK), to develop and commercialize migalastat HCl. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize migalastat HCl. In consideration of the license grant, the Company received an upfront, license payment of $30 million from GSK and is eligible to receive further payments of $173.5 million upon the successful achievement of development, regulatory and commercialization milestones, as well as tiered double-digit royalties on global sales of migalastat HCl. Potential payments include up to (i) $13.5 million related to the attainment of certain clinical development objectives and the acceptance of regulatory filings in select worldwide markets, (ii) $80 million related to market approvals for migalastat HCl in selected territories throughout the world, and (iii) $80 million associated with the achievement of certain sales thresholds. GSK and the Company are jointly funding development costs in accordance with an agreed upon development plan. For further information, see “— Note 12. Collaborative Agreements.”

The Company had an accumulated deficit of approximately $270.1 million at December 31, 2011 and anticipates incurring losses through the year 2012 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from our initial public offering (IPO) and subsequent stock offerings, payments from partners during the terms of the collaboration agreements and other financing arrangements. In March 2010, the Company sold 4.95 million shares of its common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors for net proceeds of $17.1 million. In October 2010, the Company sold 6.87 million shares of its common stock as part of the License and Collaboration Agreement with GSK for proceeds of $31 million. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2012.

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

Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/ (loss) as a separate component of stockholders’ (deficiency) equity. Fair value is based on available market information including quoted market prices, broker or dealer quotations or other observable inputs. See “— Note 3. Cash, Cash Equivalents and Available-For-Sale Securities” for a summary of available-for-sale securities as of December 31, 2011 and 2010.

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

Impairment of Long-Lived Assets

The Company performs a review of long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2009, 2010 and 2011.

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

Other Income and Expenses

Other income includes funds received from the U.S. Treasury Department in 2010 and 2011 for the Qualified Therapeutic Discovery Projects tax credit and grant program as well as a tax credit received from the Internal Revenue Service in 2009. Other expenses include costs directly attributable to a planned offering of the Company’s securities that were subsequently withdrawn during 2006 and the losses on the disposal of certain fixed assets.

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

Stock-Based Compensation

At December 31, 2011, the Company had three stock-based employee compensation plans, which are described more fully in “—Note 6. Stockholders’ Equity.” The Company applies the fair value method of measuring stock-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements — (Continued)

The Company recognized stock-based compensation expense of $7.8 million, $6.2 million and $8.7 million in 2009, 2010 and 2011, respectively. The following table summarizes information related to stock compensation expense recognized in the income statement (in millions):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2009	2010	2011
Stock compensation expense recognized in:
Research and development expense	$3.2	$2.6	$2.9
General and administrative expense	4.6	3.6	5.8

Total stock compensation expense	$7.8	$6.2	$8.7

Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period. The Company had a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share (in thousands except share amounts):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2009	2010	2011
Historical
Numerator:
Net loss attributable to common stockholders	$(6,567)	$(54,936)	$(44,412)

Denominator:
Weighted average common shares outstanding — basic and diluted	22,624,134	27,734,797	34,569,642

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents. Potentially dilutive common stock equivalents totaled approximately 4.8 million, 7.0 million and 8.5 million for the years ended December 31, 2009, 2010 and 2011, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Dividends

The Company has not paid cash dividends on its capital stock to date. The Company currently intends to retain its future earnings, if any, to fund the development and growth of the business and does not foresee payment of a dividend in any upcoming fiscal period.

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

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

3. Cash, Cash Equivalents and Available-for-Sale Securities

As of December 31, 2011, the Company held $25.7 million in cash and cash equivalents and $30.0 million of available-for-sale securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.

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

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements — (Continued)

Cash and available for sale securities consisted of the following as of December 31, 2010 and December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,
	As of December 31, 2010
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$29,572	$—	$—	$29,572
U.S. government agency securities	12,000	—	(9)	11,991
Corporate debt securities	42,075	2	(33)	42,044
Commercial paper	23,476	12	—	23,488
Certificate of deposit	350	—	—	350

	$107,473	$14	$(42)	$107,445

Included in cash and cash equivalents	$29,572	$—	$—	$29,572
Included in marketable securities	77,901	14	(42)	77,873

Total cash and available for sale securities	$107,473	$14	$(42)	$107,445

	September 30,	September 30,	September 30,	September 30,
	As of December 31, 2011
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$25,668	$—	$—	$25,668
U.S. government agency securities	2,000	—	—	2,000
Corporate debt securities	13,943	—	(8)	13,935
Commercial paper	13,737	12	—	13,749
Certificate of deposit	350	—	—	350

	$55,698	$12	$(8)	$55,702

Included in cash and cash equivalents	$25,668	$—	$—	$25,668
Included in marketable securities	30,030	12	(8)	30,034

Total cash and available for sale securities	$55,698	$12	$(8)	$55,702

All of the Company’s available for sale investments as of December 31, 2010 and December 31, 2011 are due in one year or less.

Unrealized gains and losses are reported as a component of accumulated other comprehensive gain/(loss) in stockholders’ equity. For the year ended December 31, 2010, unrealized holding losses included in accumulated other comprehensive income was $0.07 million. For the year ended December 31, 2011, unrealized holding gains included in accumulated other comprehensive income was $4 thousand.

For the years ended December 31, 2010 and 2011, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available for sale securities as of December 31, 2010 and December 31, 2011 reflect temporary impairments that have been in a loss position for less than twelve months and as such are recognized in accumulated other comprehensive gain/(loss). The fair value of these available for sale securities in unrealized loss positions was $46.1 million and $13.2 million as of December 31, 2010 and December 31, 2011, respectively.

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements — (Continued)

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	September 30,
	December 31,
	2010	2011
Property and equipment consist of the following:
Computer equipment	$2,226	$2,556
Computer software	694	641
Research equipment	4,834	4,986
Furniture and fixtures	726	1,040
Leasehold improvements	2,219	2,722

	10,699	11,945
Less accumulated depreciation and amortization	(8,095)	(9,507)

	$2,604	$2,438

Included in property and equipment are costs capitalized pursuant to capital lease obligations of $3.7 million at December 31, 2010. Depreciation and amortization expense relating to the capital lease obligations was $1.9 million, $1.7 million, and $6.9 million for the years ended December 31, 2009, 2010, and for the Period February 4, 2002 (inception) to December 31, 2011, respectively.

5. Accounts Payable and Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	September 30,
	December 31,
	2010	2011
Accounts payable	$1,971	$2,576
Accrued professional fees	181	215
Accrued contract manufacturing & contract research costs	2,782	3,489
Accrued compensation and benefits	2,912	3,162
Accrued facility costs	401	65
Accrued other	43	201

	$8,290	$9,708

6. Stockholders’ Equity

Common Stock

As of December 31, 2011, the Company was authorized to issue 125,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

In October 2010 in connection with the License and Collaboration Agreement, GSK purchased approximately 6.9 million shares of the Company’s common stock at $4.56 per share, a 30% premium on the average price per share of the Company’s stock over a 60 day period preceding the closing date of the transaction. The total value of this equity investment was approximately $31 million and represents a 19.8% ownership position in the Company as of December 31, 2011.

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements — (Continued)

In March 2010, the Company sold 4,946,524 shares of its common stock and warrants to purchase 1,854,946 shares of common stock in a registered direct offering to a selected group of institutional investors through a Registration Statement on Form S-3 that was declared effective by the SEC on May 27, 2009. The shares of common stock and warrants were sold in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The aggregate offering proceeds were $18.5 million. Leerink Swann LLC served as sole placement agent for the offering.

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

As of December 31, 2011, there were no shares reserved for issuance under the 2002 Plan. The Company has reserved up to 5,092,395 shares for issuance under the 2007 Plan and the 2007 Director Plan.

The Company recognized stock-based compensation expense of $7.8 million, $6.2 million and $8.7 million in 2009, 2010 and 2011, respectively. $2.7 million of additional stock option compensation expense was recognized in 2011 as a result of the change in the terms of the Chief Executive Officer’s stock options resulting from his resignation and subsequent reappointment to the Chief Executive Officer position. The following table summarizes information related to stock compensation expense recognized in the income statement (in millions):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2009	2010	2011
Stock compensation expense recognized in:
Research and development expense	$3.2	$2.6	$2.9
General and administrative expense	4.6	3.6	5.8

Total stock compensation expense	$7.8	$6.2	$8.7

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

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements — (Continued)

The Company uses the Black-Scholes option pricing model when estimating the fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted average of historical information of the Company’s stock and the weighted average of historical information of similar public entities for which historical information was available. The Company will continue to use a blended weighted average approach using its own historical volatility and other similar public entity volatility information until the Company’s historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined using a “simplified” method of estimating the expected exercise term which is the mid-point between the vesting date and the end of the contractual term. As the Company’s stock price volatility has been over 75% and we have experienced significant business transactions (Shire and GSK collaborations), we believe that we do not have sufficient reliable exercise data in order to justify a change in the use of the “simplified” method of estimating the expected exercise term of employee stock option grants. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2009	2010	2011
Expected stock price volatility	80.6%	80.5%	78.8%
Risk free interest rate	2.4%	2.4%	2.0%
Expected life of options (years)	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00

The weighted-average grant-date fair value per share of options granted during 2009, 2010 and 2011 were $4.83, $2.09 and $4.11, respectively.

The following table summarizes information about stock options outstanding:

	September 30,	September 30,	September 30,	September 30,
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2008	3,077.3	$9.19
Granted	2,352.0	$6.88
Exercised	(40.4)	$2.03
Forfeited	(570.0)	$10.15

Options outstanding, December 31, 2009	4,818.9	$8.01
Granted	788.7	$2.96
Exercised	(25.9)	$0.64
Forfeited	(477.6)	$7.93

Options outstanding, December 31, 2010	5,104.1	$7.27
Granted	2,217.0	$5.92
Exercised	(108.5)	$3.88
Forfeited	(559.1)	$7.34

Options outstanding, December 31, 2011	6,653.5	$6.87	7.2 years	$0.6

Vested and unvested expected to vest, December 31, 2011	6,318.0	$6.95	7.1 years	$0.4
Exercisable at December 31, 2011	3,496.9	$7.99	5.8 years	$0.4

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements — (Continued)

The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011, was $0.1 million, $0.1 million and $0.3 million, respectively. As of December 31, 2011, the total unrecognized compensation cost related to non-vested stock options granted was $9.2 million and is expected to be recognized over a weighted average period of 2.5 years. Cash proceeds from stock options exercised during the years ended December 31, 2009, 2010 and 2011 were $0.1 million, $0.02 million and $0.4 million respectively.

Restricted Stock Awards — Restricted stock awards are granted subject to certain restrictions, including in some cases service conditions (restricted stock). The grant-date fair value of restricted stock awards, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period.

The following table summarizes information on the Company’s restricted stock:

	September 30,	September 30,
	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2009	8.4	$9.15
Granted	—	$—
Vested	(8.4)	$9.15
Forfeited	—	$—

Unvested at December 31, 2010	—	$9.15
Granted	50.0	$7.21
Vested	(50.0)	$7.21
Forfeited	—	$—

Unvested at December 31, 2011	—	$—

Upon vesting in 2011, there were 13,225 shares surrendered to fund minimum statutory tax withholding requirements. There were no restricted stock awards in 2010, 2009 or 2008. As of December 31, 2011, there was no unrecognized compensation cost related to unvested restricted stock awards. The total fair value of restricted stock awards which vested during 2011 was $0.4 million.

7. Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities are measured at fair value and classified within the fair value hierarchy which is defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 – Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3 – Inputs that are unobservable for the asset or liability.

Cash, Money Market Funds and Marketable Securities

The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2011. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2011.

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements — (Continued)

Secured Debt

As disclosed in Note 13, the Company has a loan and security agreement with Silicon Valley Bank. The carrying amount of the Company’s borrowings approximates fair value at December 31, 2011. The Company’s secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

Warrants

The Company allocated $3.3 million of proceeds from its March 2010 registered direct offering to warrants issued in connection with the offering that was classified as a liability. The valuation of the warrants is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the warrant liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. There are six inputs: closing price of Amicus stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Amicus’ stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Amicus stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market. The riskless rate of return is a Level 2 input, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy. This liability is subject to fair value mark-to-market adjustment each period. As a result, the Company recognized the change in the fair value of the warrant liability as non-operating income of $2.8 million for the year ended December 31, 2011. The resulting fair value of the warrant liability at December 31, 2011 was $1.9 million.

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2011 are identified in the following table (in thousands):

	September 30,	September 30,	September 30,
	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$25,668	$—	$25,668
U.S. government agency securities	—	2,000	2,000
Commercial paper	—	13,749	13,749
Corporate debt securities	—	13,935	13,935
Certificate of deposit	—	350	350

	$25,668	$30,034	$55,702

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$1,044	$—	$1,044
Warrants liability	—	—	1,948	1,948

	$—	$1,044	$1,948	$2,992

The following table summarizes the changes in Level 3 liability for the year ended December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,
	Balance as of December 31, 2010	(Decrease)/increase in fair value	Balance as of December 31, 2011

Warrant liability	$4,712	$(2,764)	$1,948

8. 401(k) Plan

The Company has a 401(k) plan (the Plan) covering all eligible employees. During 2007, the Board of Directors approved a company matching program that began on January 1, 2008. The matching program allows for a company match of up to 5% of salary and bonus paid during the year. The match vests 25% per year on a cliff vesting schedule over the first four years of employment for each participant. The Company’s total contribution to the Plan was $0.6 million, $0.4 million and $0.6 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements — (Continued)

9. Leases

Operating Leases

The Company leases its facilities in Cranbury, NJ and these leases will expire in February 2012. In 2008, the Company entered into a lease agreement for its laboratory and office space in San Diego, CA, which will expire in September 2013. Rent expenses for the Company’s facilities are recognized over the term of the lease. The Company recognizes rent starting when possession of the facility is taken from the landlord. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent liability. Tenant leasehold improvement allowances are reflected in accrued expenses on the consolidated balance sheets and are amortized as a reduction to rent expense in the statement of operations over the term of the lease.

On August 16, 2011 the Company entered into a lease agreement to lease approximately 73,646 square feet of laboratory and office space in Cranbury, New Jersey (Premises) beginning on March 1, 2012 subject to substantial completion of the premises. All employees in the current Cranbury, NJ locations will relocate to the premises. The initial term of the lease runs for seven years and may be extended by us for two additional five-year periods.

At December 31, 2011, aggregate annual future minimum lease payments under these leases are as follows (in thousands):

September 30,
Operating Leases
Years ending December 31:
2012	$1,764
2013	1,472
2014	1,540
2015	1,634
2016 and beyond	5,580

$11,990

Rent expense for the years ended December 31, 2009, 2010 and 2011 were $2.5 million, $2.3 million and $2.3 million, respectively.

Capital Lease Facilities

In August 2002, the Company entered into financing agreements that provide for up to $1 million of equipment financing through August 2004. The facility was increased to $3 million in May of 2005 and to $5 million in November 2006. These financing arrangements include interest of approximately 9-12%, and lease terms of up to 48 months. Eligible assets under the lease lines include laboratory and scientific equipment, computer hardware and software, general office equipment, furniture, and leasehold improvements. As of December 31, 2011 the leases have been paid in full.

10. Income Taxes

In June 2006, the FASB issued a single model to address accounting for uncertainty in tax positions. The model clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures required. The Company adopted the FASB requirements as of January 1, 2007 and determined that it did not have a material impact on the Company’s financial position and results of operations. The Company did not recognize interest or penalties related to income tax during the period ended December 31, 2011 and did not accrue for interest or penalties as of December 31, 2011. The Company does not have an accrual for uncertain tax positions as of December 31, 2011. Tax returns for all years 2005 and thereafter are subject to future examination by tax authorities.

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	September 30,	September 30,
	For Years Ended December 31,
	2010	2011
Current deferred tax asset
Non-cash stock issue	$4,523	$6,745
Others	163	(236)

	4,686	6,509
Non-current deferred tax assets
Amortization/depreciation	4,070	3,791
Research tax credit	13,942	4,325
Net operating loss carry forwards	32,080	48,930
Deferred revenue	12,912	10,985
Others	834	662

Total deferred tax asset	68,524	75,202

Non-current deferred tax liability	—	—

Total net deferred tax asset	68,524	75,202
Less valuation allowance	(68,524)	(75,202)

Net deferred tax asset	$—	$—

The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2010, and 2011, the Company recorded valuation allowances of $68.5 million and $75.2 million, respectively, representing an decrease in the valuation allowance of $4.2 million in 2010 and an increase of $6.7 million in 2011, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years.

As of December 31, 2011, the Company had federal and state net operating loss carry forwards (NOLs) of approximately $113 million and $179 million, respectively. The federal carry forward will begin to expire in 2026 and will end in 2032. The state carry forward acquired prior to 2009, will begin to expire in 2013 and will end in 2017. The state carry forwards that began in 2010 and those generated in 2011 will expire in 2031 and 2032, respectively, due to a change in the New Jersey state law regarding the net operating loss carry forward period. Utilization of NOLs may be subject to a substantial annual limitation in the event of an ownership change that has occurred previously or could occur in the future pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. An ownership change may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, and may, in turn, result in the expiration of a portion of those carry forwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. The Company completed a detailed study of its NOLs and determined that as a result of the Registered Direct Offering in March 2010, there was an ownership change in excess of 50% and the federal NOLs and research and development credits subject to the 382 limitations were written down to their net realizable value. Additionally, the Company determined that the annual limitation on the utilization of the pre-ownership change loss and research and development credits will be approximately $3.0 million.

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements — (Continued)

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2009, 2010 and 2011 are as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2009	2010	2011
Statutory rate	(34)%	(34)%	(34)%
State taxes, net of federal benefit	(3)	(8)	(13)
Permanent adjustments	19	51	3
R&D credit	(66)	(4)	—
Other	4	—	2
Valuation allowance	80	(7)	34

Net	0%	(2)%	(8)%

There was a federal benefit in 2009 from refundable research credits of approximately $0.1 million. The Company recognized a tax benefit of $1.1 million and $3.6 million in connection with the sale of net operating losses and research and development credits in the New Jersey Transfer Program for the years ended December 31, 2010 and 2011 respectively.

11. Licenses

The Company acquired rights to develop and commercialize its product candidates through licenses granted by various parties. The following summarizes the Company’s material rights and obligations under those licenses:

Mt. Sinai School of Medicine of New York University (MSSM) — The Company acquired exclusive worldwide patent rights to develop and commercialize migalastat HCl, afegostat tartrate and AT2220 and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with MSSM. In connection with this agreement, the Company issued 232,266 shares of common stock to MSSM in April 2002. In 2006, the Company amended its license agreement with MSSM to expand its exclusive worldwide patent rights to develop and commercialize pharmacological chaperones. In connection with the amendment, the Company paid $1.0 million and issued 133,333 shares of its common stock with an estimated fair value of $1.2 million to MSSM. In total, the Company recorded $2.2 million of research and development expense in connection with the amendment in 2006. This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2019, subject to any patent term extension that may be granted, or 2024 if the Company develops a product for combination therapy (pharmacological chaperone plus ERT) and a patent issues from the pending application covering combination therapy, subject to any patent term extension that may be granted. Under this agreement, to date the Company has paid no upfront or annual license fees and has no milestone or future payments other than royalties on net sales. On October 31, 2008, the Company amended and restated its license agreement with MSSM which consolidated previous amendments into a single agreement, clarified the portion of royalties and milestone payments the Company received from Shire that were payable to MSSM, and provided the Company with the sole right to control the prosecution of patent rights described in the amended and restated license agreement. Under the terms of the amended and restated license agreement, the Company agreed to pay $2.6 million to MSSM in connection with the $50 million upfront payment that the Company received from Shire in November 2007, which was already accrued for at December 31, 2007 and an additional $2.6 million paid in the fourth quarter of 2008 for the sole right to and control over the prosecution of patent rights. In accordance with the Company’s license agreement with MSSM, the Company paid $3 million of the $30 million upfront payment received from GSK pursuant to the License and Collaboration Agreement to MSSM in December 2010. These payments to MSSM are classified as research and development expenses in the Company’s financial statements.

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements — (Continued)

University of Maryland, Baltimore County — The Company acquired exclusive U.S. patent rights to develop and commercialize afegostat tartrate for the treatment of Gaucher disease from the University of Maryland, Baltimore County. Under this agreement, the Company paid upfront and annual license fees of $45 thousand, which were expensed as research and development expense. The Company is required to make a milestone payment upon the demonstration of safety and efficacy of afegostat tartrate for the treatment of Gaucher disease in a Phase 2 study, and another payment upon receiving FDA approval for afegostat tartrate for the treatment of Gaucher disease. Upon satisfaction of both milestones, the Company could be required to make up to $0.2 million in aggregate payments. The Company is also required to pay royalties on net sales. This agreement expires upon expiration of the last of the licensed patent rights in 2015.

Novo Nordisk A/S — The Company acquired exclusive patent rights to develop and commercialize afegostat tartrate for all human indications. Under this agreement, to date the Company paid $0.4 million in license fees which were expensed as research and development expense. The Company is also required to make milestone payments based on clinical progress of afegostat tartrate, with a payment due after initiation of a Phase 3 clinical trial for afegostat tartrate for the treatment of Gaucher disease, and a payment due upon each filing for regulatory approval of afegostat tartrate for the treatment of Gaucher disease in any of the US, Europe or Japan. An additional payment is due upon approval of afegostat tartrate for the treatment of Gaucher disease in the U.S. and a payment is also due upon each approval of afegostat tartrate for the treatment of Gaucher disease in either Europe or Japan. Assuming successful development of afegostat tartrate for the treatment of Gaucher disease in the U.S., Europe and Japan, total milestone payments would be $7.8 million. The Company is also required to pay royalties on net sales. This license will terminate in 2016.

Under its license agreements, if the Company owes royalties on net sales for one of its products to more than one of the above licensors, then it has the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For migalastat HCl and AT2220, the Company will owe royalties only to MSSM and will owe no milestone payments. The Company would expect to pay royalties to all three licensors with respect to afegostat tartrate should the Company advance it to commercialization.

The Company’s rights with respect to these agreements to develop and commercialize migalastat HCl, afegostat tartrate and AT2220 may terminate, in whole or in part, if the Company fails to meet certain development or commercialization requirements or if the Company does not meet its obligations to make royalty payments.

12. Collaborative Agreements

GSK

On October 28, 2010, the Company entered into the License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GSK, to develop and commercialize migalastat HCl. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize migalastat HCl. In consideration of the license grant, the Company received an upfront, license payment of $30 million from GSK and is eligible to receive further payments of approximately $173.5 million upon the successful achievement of development, regulatory and commercialization milestones, as well as tiered double-digit royalties on global sales of migalastat HCl. Potential payments include up to (i) $13.5 million related to the attainment of certain clinical development objectives and the acceptance of regulatory filings in select worldwide markets, (ii) $80 million related to market approvals for migalastat HCl in selected territories throughout the world, and (iii) $80 million associated with the achievement of certain sales thresholds. GSK and the Company are jointly funding development costs in accordance with an agreed upon development plan. The Company funded 50% of the development costs in 2011 and will fund only 25% of the development costs in 2012 and beyond, subject to annual and aggregate caps. Additionally, GSK purchased approximately 6.9 million shares of the Company’s common stock at $4.56 per share, a 30% premium on the average price per share of the Company’s stock over a 60 day period preceding the closing date of the transaction. The total value of this equity investment to the Company was approximately $31 million and represents a 19.8% ownership position in the Company as of December 31, 2011. Under the terms of the collaboration agreement, while the Company will collaborate with GSK, GSK will have decision-making authority over clinical, regulatory and commercial matters. Additionally, GSK will have primary responsibility for interactions with regulatory agencies and prosecuting applications for marketing and reimbursement approvals worldwide.

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements — (Continued)

In accordance with the revenue recognition guidance related to multiple-element arrangements, the Company identified all of the deliverables at the inception of the agreement. The significant deliverables were determined to be the worldwide licensing rights to migalastat HCl, the technology and “know how” transfer of migalastat HCl development to date, the delivery of the Company’s common stock and the research services to continue and complete the development of migalastat HCl. The Company determined that the worldwide licensing rights, the technology and “know how” transfer together with the research services represent one unit of accounting as none of these three deliverables on its own has standalone value separate from the other. The Company also determined that the delivery of the Company’s common stock does have standalone value separate from the worldwide licensing rights, the technology and “know how” transfer and the research services. As a result, the Company’s common stock is considered a separate unit of accounting and was accounted for as an issuance of common stock. However, as the Company’s common stock was sold at a premium to the market closing price, the premium amount paid over the market closing price was considered as additional consideration paid to the Company for the collaboration agreement and was included as consideration for the single unit of accounting identified above.

The total arrangement consideration which was allocated to the single unit of accounting identified above was $33.2 million which consists of the upfront license payment of $30 million and the premium over the closing market price of the common stock transaction of $3.2 million. The Company will recognize this consideration as Collaboration Revenue on a straight-line basis over the development period of 5.2 years as included in the detailed development plan that was included in the collaboration agreement. The Company determined that the overall level of activity over the development period approximates a straight-line approach. For the year ended December 31, 2011, the Company recognized approximately $6.6 million of the total arrangement consideration as Collaboration Revenue.

The Company evaluated the contingent milestones included in the collaboration agreement at the inception of the collaboration agreement and determined that the contingent milestones are substantive milestones and will be recognized as revenue in the period that the milestone is achieved. The Company determined that the research based milestones are commensurate with the enhanced value of each delivered item as a result of the Company’s specific performance to achieve the milestones. There is considerable effort underway to meet the specified milestones and complete the development of migalastat HCl. Additionally, there is considerable time and effort involved in evaluating the data from the clinical trials that are planned and underway and if acceptable, in preparing the documentation required for filing for approval with the applicable regulatory authorities. The research based milestones would relate to past performances when achieved and are reasonable relative to the other payment terms within the collaboration agreement, including the $30 million upfront payment and the cost sharing arrangement.

Shire

In November 2007, the Company entered into a collaboration agreement with Shire. Under the agreement, the Company and Shire were jointly developing the Company’s three lead pharmacological chaperone compounds for lysosomal storage disorders: migalastat HCl, afegostat tartrate and AT2220. The Company granted Shire the rights to commercialize these products outside the U.S. and retained all rights to its other programs and to develop and commercialize migalastat HCl, afegostat tartrate and AT2220 in the U.S.

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

In October 2009, the Company and Shire agreed to mutually terminate the collaboration agreement upon concluding that it was in their respective best interests to no longer collaborate on the development of the Company’s three lead pharmacological chaperone compounds for the treatment of lysosomal storage disorders. As a result of this termination, Amicus reacquired all global development and commercialization rights from Shire for these lead programs. Shire paid the Company $5.2 million as full and final payment for amounts due to the Company under the collaboration agreement, and both parties were relieved of all other future obligations there under, financial or otherwise.

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements — (Continued)

13. Short-Term Borrowings and Long-Term Debt

In May 2009, the Company entered into a loan and security agreement with Silicon Valley Bank (SVB) that provides for up to $4 million of equipment financing through October 2012 (the “2009 Loan Agreement”). Borrowings under the agreement are collateralized by equipment purchased with the proceeds of the loan and bear interest at a fixed rate of approximately 9%. The 2009 Loan Agreement contained customary terms and conditions, including a financial covenant whereby the Company must maintain a minimum amount of liquidity measured at the end of each month where unrestricted cash, cash equivalents, and marketable securities, is greater than $20 million plus outstanding debt due to SVB.

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

At December 31, 2011, the current amount due under the 2009 Loan Agreement was $1.0 million. There were no amounts currently due under the 2011 Loan Agreement at December 31, 2011. The carrying amount of the Company’s borrowings approximates fair value at December 31, 2011.

The remaining future minimum payments due as of December 31, 2011 are as follows (in thousands):

September 30,
Years ending December 31:
2012	$1,080

1,080
Less payments for interest	(36)

Total principal obligation	1,044
Less short-term portion	(1,044)

Long-term portion	$—

14. Restructuring Charges

In October 2009, the Company announced a work-force reduction of approximately 20 percent, or 26 employees, as a part of a corporate restructuring, with reductions occurring across all levels and organizations within the Company. This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities. The Company recorded restructuring charges of $0.9 million during the fourth quarter of 2009 for employment termination costs payable in cash in connection with the workforce reduction. There were no restructuring charges related to employment termination costs unpaid at December 31, 2011. There were no additional restructuring costs incurred in 2011.

In December 2009, the Company initiated and completed a facilities consolidation effort, closing one of its subleased locations in Cranbury, NJ. The Company recorded a charge of $0.7 million during the fourth quarter of 2009 for minimum lease payments of $0.5 million and the write-down of fixed assets in the facility.

Amicus Therapeutics, Inc.

(a development stage company)

Notes To Consolidated Financial Statements — (Continued)

The following table summarizes the restructuring charges and utilization for the year ended December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Balance as of December 31, 2010	Charges	Cash Payments	Adjustments	Balance as of December 31, 2011
Employment termination costs	$—	$—	$—	$—	$—
Facilities consolidation	268	—	(230)	—	38

Total	$268	$—	$(230)	$—	$38

15. Subsequent Events

The Company evaluated events that occurred subsequent to December 31, 2011 and there were no material recognized or non-recognized subsequent events during this period.

16. Selected Quarterly Financial Data (Unaudited - in thousands except per share data)

	September 30,	September 30,	September 30,	September 30,
	Quarters Ended
	March 31	June 30	September 30	December 31
2010
Net loss	(13,176)	(11,315)	(15,357)	(15,088)
Basic and diluted net loss per common share (1)	(0.54)	(0.41)	(0.56)	(0.48)
2011 Net loss	(13,350)	(12,641)	(9,759)	(8,662)
Basic and diluted net loss per common share (1)	(0.39)	(0.37)	(0.28)	(0.25)

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amounts because of differences on the weighted-average common shares outstanding during each period principally due to the effect of the Company issuing shares of its common stock during the year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Item 9B. OTHER INFORMATION.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive proxy statement for our 2011 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Executive Officers

The following table sets forth certain information regarding our current executive officers as of February 23, 2012.

John F. Crowley has served as Chairman and Chief Executive Officer since February 2011, Chairman, President and Chief Executive Officer since February 2010 and President and Chief Executive Officer since January 2005, and has also served as a Director of Amicus since August 2004, with the exception of the period from September 2006 to March 2007 when he was not an officer or director of Amicus while he was in active duty service in the United States Navy (Reserve) and February 2011 to August 2011when he did not serve as an officer of Amicus. He was President and Chief Executive Officer of Orexigen Therapeutics, Inc. from September 2003 to December 2004. Mr. Crowley was President and Chief Executive Officer of Novazyme Pharmaceuticals, Inc., from March 2000 until that company was acquired by Genzyme Corporation in September 2001; thereafter he served as Senior Vice President of Genzyme Therapeutics until December 2002. Mr. Crowley received a B.S. degree in Foreign Service from Georgetown University’s School of Foreign Service, a J.D. from the University of Notre Dame Law School, and an M.B.A. from Harvard Business School.

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

Bradley L. Campbell has served as Chief Business Officer since February 2012. From January 2010 to February 2012 he served as Senior Vice President, Business Operations. From May 2007 to January 2010, he served as Vice President, Business Planning and from April 2006 until May 2007, he served as Senior Director, Business Development. From 2002 until 2006, Mr. Campbell served as Senior Product Manager and later Business Director of CV Gene Therapy at Genzyme Corporation. Mr. Campbell received his B.A. from Duke University and his M.B.A. from Harvard Business School.

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

Ken Valenzano, Ph.D , has served as Vice President, Pharmacology since May 2010. From July 2005 to May 2010, he served as Senior Director and Director, Pharmacology. Prior to joining Amicus, Dr. Valenzano served in a variety of scientific leadership roles at Purdue Pharma from 1999-2005. He received a Ph.D. from the joint Pharmacology program of Rutgers University and University of Medicine and Dentistry of NJ, Robert Wood Johnson Medical School in 1995. He received a B.S. in Biology from Villanova University.

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

Daphne Quimi, has served as Corporate Controller since January 2010 and and, prior thereto, as Director of Accounting Policy and External Reporting since September 2007. From October 2005 to September 2007, Ms. Quimi worked at Bristol Myers Squibb where she served as Director of Consolidations and External Reporting. Ms. Quimi is a certified public accountant in New Jersey and a member of the American Institute of Certified Public Accountants and the Institute of Management Accountants. Ms. Quimi received a B.S. in Accountancy from Monmouth University and an M.B.A from the Stern School of Business of New York University.

The other information required by this item is incorporated by reference from the definitive proxy statement which Amicus will file with the Securities and Exchange Commission no later than 120 days after December 31, 2011 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this item is incorporated by reference from the Proxy Statement under the caption “Executive Compensation – Compensation Discussion and Analysis.”

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

3. Exhibits

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K
3.1	Restated Certificate of Incorporation of the Registrant.				x
3.2	Restated By-laws of the Registrant.	S-1/A (333-141700)	4/27/07	3.4
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1(333-141700)	3/30/07	4.1
4.2	Third Amended and Restated Investor Rights Agreement, dated as of September 13, 2006, as amended	S-1(333-141700)	3/30/07	4.3
4.3	Form of Warrant	Form 8-K	2/25/10	4.1
10.1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333-141700)	4/27/07	10.1
+10.2	Amended and Restated License Agreement, dated October, 31, 2008, by and between the Registrant and Mount Sinai School of Medicine of New York University	Form 10-K	2/6/09	10.3
+10.3	License Agreement, dated as of June 26, 2003, by and between the Registrant and University of Maryland, Baltimore County, as amended	S-1(333-141700)	3/30/07	10.4
+10.4	Exclusive License Agreement, dated as of June 8, 2005, by and between the Registrant and Novo Nordisk, A/S	S-1(333-141700)	3/30/07	10.5
10.5	Sublease Agreement, dated as of May 12, 2005, by and between the Registrant and Purdue Pharma, L.P.	S-1(333-141700)	3/30/07	10.6
10.6	Letter Agreement, dated as of December 19, 2005, by and between the Registrant and David Lockhart, Ph.D.	S-1(333-141700)	3/30/07	10.10
10.7	Form of Director and Officer Indemnification Agreement	S-1(333-141700)	3/30/07	10.17
10.8	Restricted Stock Agreement, dated as of March 8, 2007, by and between the Registrant and Glenn P. Sblendorio	S-1/A (333-141700)	4/27/07	10.21
10.9	Lease Agreement, dated as of July 31, 2006, by and between the Registrant and Cedar Brook II Corporate Center, L.P.	S-1/A (333-141700)	4/27/07	10.22
10.10	Amended and Restated 2007 Director Option Plan and form of option agreement	Form 8-K Current Report	6/18/10	10.2
10.11	2007 Employee Stock Purchase Plan	S-1/A (333-141700)	5/17/07	10.24

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K
10 .12	Lease Agreement dated as of September 11, 2008 by and between the Registrant and A/G Touchstone, TP, LLC.	Form 8-K Current Report	9/15/08	10.1
+ 10 .13	First Amendment to lease dated April 18, 2011 by and between the Registrant and A/G Touchstone, TP, LLC				X
10 .14	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and David Lockhart, Ph.D.	Form 8-K Current Report	12/31/08	10.4
10 .15	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Bradley L. Campbell	Form 10-K	2/6/09	10.26
10 .16	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and S. Nicole Schaeffer	Form 10-K	2/6/09	10.28
10 .17	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and John R. Kirk	Form 10-K	2/6/09	10.29
10 .18	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Geoffrey P. Gilmore	Form 10-K	2/6/09	10.31
10 .19	Summary Management Bonus Program	Form 10-Q	5/8/09	10.1
10 .20	First Amendment to Lease Agreement dated June 11, 2009 between the Registrant and Cedar Brook 5 Corporate Center, L.P.	Form 10-Q	8/6/09	10.1
+ 10 .21	License and Collaboration Agreement dated as of October 28, 2010 by and between the Registrant and Glaxo Group Limited	Form 10-K	3/4/11	10.30
+ 10 .22	Stock Purchase Agreement dated as of October 28, 2010 by and between the Registrant and Glaxo Group Limited	Form 10-K	3/4/11	10.31
10 .23	Letter Agreement, dated as of May 10, 2010 by and between the Registrant and Ken Valenzano	Form 10-K	3/4/11	10.32
10.24	Letter Agreement, dated as of January 3, 2011 by and between the Registrant and Kenneth Peist	Form 10-K	3/4/11	10.33
10.25	Letter Agreement, dated as of January 3, 2011 by and between the Registrant and Enrique Dilone	Form 10-K	3/4/11	10.34
10.26	Letter Agreement dated April 18, 2011 between Amicus Therapeutics, Inc. and Matthew R. Patterson	Form 8-K	4/18/11	10.1
10.27	Restricted Stock Award Agreement dated April 18, 2011 between Amicus Therapeutics, Inc. and Matthew R. Patterson	Form 8-K	4/18/11	10.2
10.28	Amicus Therapeutics, Inc. 2007 Amended and Restated Equity Incentive Plan	Form 8-K	5/25/11	10.1
10.29	Employment Agreement, dated as of June 28, 2011, by and between the Registrant and John F. Crowley	Form 8-K	6/30/11	10.1
10.30	Lease Agreement dated August 16, 2011 between Amicus Therapeutics, Inc. and Cedar Brook 3 Corporate Center, L.P.	Form 8-K	8/16/11	10.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treated has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2012.

AMICUS THERAPEUTICS, INC.
(Registrant)

By:	/s/ John F. Crowley
John F. Crowley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Crowley (John F. Crowley)	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2012

/s/ Daphne Quimi (Daphne Quimi)	Corporate Controller (Principal Financial and Accounting Officer)	February 28, 2012

/s/ Donald J. Hayden (Donald J. Hayden)	Director	February 28, 2012

/s/ Sol J. Barer, Ph.D. (Sol J. Barer, Ph.D.)	Director	February 28, 2012

/s/ James Barrett, Ph.D. (James Barrett, Ph.D.)	Director	February 28, 2012

/s/ Margaret G. McGlynn, R.Ph. (Margaret G. McGlynn, R.Ph.)	Director	February 28, 2012

/s/ Michael G. Raab (Michael G. Raab)	Director	February 28, 2012

/s/ Glenn Sblendorio (Glenn Sblendorio)	Director	February 28, 2012

/s/ James N. Topper, M.D., Ph.D. (James N. Topper, M.D., Ph.D.)	Director	February 28, 2012

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

3 .1	Restated Certificate of Incorporation of the Registrant.				X
3 .2	Restated By-laws of the Registrant.	S-1/A (333- 141700)	4/27/07	3.4
4 .1	Specimen Stock Certificate evidencing shares of common stock	S-1(333-141700)	3/30/07	4.1
4 .2	Third Amended and Restated Investor Rights Agreement, dated as of September 13, 2006, as amended	S-1(333-141700)	3/30/07	4.3

4 .3	Form of Warrant	Form 8-K	2/25/10	4.1
10 .1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333- 141700)	4/27/07	10.1
+ 10 .2	Amended and Restated License Agreement, dated October, 31, 2008, by and between the Registrant and Mount Sinai School of Medicine of New York University	Form 10-K	2/6/09	10.3
+ 10 .3	License Agreement, dated as of June 26, 2003, by and between the Registrant and University of Maryland, Baltimore County, as amended	S-1(333-141700)	3/30/07	10.4

+ 10 .4	Exclusive License Agreement, dated as of June 8, 2005, by and between the Registrant and Novo Nordisk, A/S	S-1(333-141700)	3/30/07	10.5

10 .5	Sublease Agreement, dated as of May 12, 2005, by and between the Registrant and Purdue Pharma, L.P.	S-1(333-141700)	3/30/07	10.6

10 .6	Letter Agreement, dated as of December 19, 2005, by and between the Registrant and David Lockhart, Ph.D.	S-1(333-141700)	3/30/07	10.10
10 .7	Form of Director and Officer Indemnification Agreement	S-1(333-141700)	3/30/07	10.17
10 .8	Restricted Stock Agreement, dated as of March 8, 2007, by and between the Registrant and Glenn P. Sblendorio	S-1/A (333- 141700)	4/27/07	10.21

10 .9	Lease Agreement, dated as of July 31, 2006, by and between the Registrant and Cedar Brook II Corporate Center, L.P.	S-1/A (333- 141700)	4/27/07	10.22

10 .10	Amended and Restated 2007 Director Option Plan and form of option agreement	Form 8-K Current Report	6/8/10 5/17/07	10.2 10.24
10 .11	2007 Employee Stock Purchase Plan	S-1/A (333- 141700)
10 .12	Lease Agreement dated as of September 11, 2008 by and between the Registrant and A/G Touchstone, TP, LLC.	Form 8-K	9/15/08	10.1
		Current Report
+ 10 .13	First Amendment to lease dated April 18, 2011 by and between the Registrant and A/G Touchstone, TP, LLC				X

10 .14	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and David Lockhart, Ph.D.	Form 8-K Current Report	12/31/08	10.4
10 .15	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Bradley L. Campbell	Form 10-K	2/6/09	10.26
10 .16	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and S. Nicole Schaeffer	Form 10-K	2/6/09	10.28

10 .17	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and John R. Kirk	Form 10-K	2/6/09	10.29

10 .18	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and Geoffrey P. Gilmore	Form 10-K	2/6/09	10.31

10 .19	Summary Management Bonus Program	Form 10-Q	5/8/09	10.1
10 .20	First Amendment to Lease Agreement dated June 11, 2009 between the Registrant and Cedar Brook 5 Corporate Center, L.P.	Form 10-Q	8/6/09	10.1
+ 10 .21	License and Collaboration Agreement dated as of October 28, 2010 by and between the Registrant and Glaxo Group Limited	Form 10-K	3/4/11	10.30
+ 10 .22	Stock Purchase Agreement dated as of October 28, 2010 by and between the Registrant and Glaxo Group Limited	Form 10-K	3/4/11	10.31

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K
10 .23	Letter Agreement, dated as of May 10, 2010 by and between the Registrant and Ken Valenzano	Form 10-K	3/4/11	10.32
10 .24	Letter Agreement, dated as of January 3, 2011 by and between the Registrant and Kenneth Peist	Form 10-K	3/4/11	10.33
10 .25	Letter Agreement, dated as of January 3, 2011 by and between the Registrant and Enrique Dilone	Form 10-K	3/4/11	10.34
10 .26	Letter Agreement, dated as of April 18, 2011, by and between Amicus Therapeutics, Inc. and Matthew R. Patterson	Form 8-K	4/18/11	10.1
10 .27	Restricted Stock Award Agreement dated as of April 18, 2011, by and between Amicus Therapeutics, Inc. and Matthew R. Patterson	Form 8-K	4/18/11	10.2
10 .28	Amicus Therapeutics, Inc. 2007 Amended and Restated Equity Incentive Plan	Form 8-K	5/25/11	10.1
10 .29	Employment Agreement, dated as of June 28, 2011, by and between the Registrant and John F. Crowley	Form 8-K	6/30/11	10.1
10 .30	Lease Agreement, dated as of August 16, 2011, between Amicus Therapeutics, Inc. and Cedar Brook 3 Corporate Center, L.P.	Form 8-K	8/16/11	10.1
23 .1	Consent of Independent Registered Public Accounting Firm.				X
31 .1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31 .2	Certification of Principal Financial Officer Pursuant to Rule				X
	13a-14(a) of the Securities Exchange Act of 1934.
32 .1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32 .2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X

+	Confidential treated has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.