Form 10-Q
period 2012-03-31
AMICUS THERAPEUTICS INC
filed 2012-05-11
CIK 1178879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-33497

Amicus Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0869350
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1 Cedar Brook Drive, Cranbury, NJ 08512

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of April 26, 2012 was 46,376,169 shares.

AMICUS THERAPEUTICS, INC

Form 10-Q for the Quarterly Period Ended March 31, 2012

		Page

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements (unaudited)	4

	Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012	4

	Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2012, and period February 4, 2002 (inception) to March 31, 2012	5

	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2011 and 2012, and period February 4, 2002 (inception) to March 31, 2012	6

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2012, and period February 4, 2002 (inception) to March 31, 2012	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION	30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

SIGNATURES		34

INDEX TO EXHIBITS		35

We have filed applications to register certain trademarks in the United States and abroad, including AMICUSTM and AMICUS THERAPEUTICSTM (and design).

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.  We have included important factors in the cautionary statements included in Part I Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2011 that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.

You should read this quarterly report on Form 10-Q in conjunction with the documents that we reference herein.  We do not assume any obligation to update any forward-looking statements.

PART I.          FINANCIAL INFORMATION

Item 1.             Financial Statements (unaudited)

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31,	March 31,
	2011	2012
Assets:
Current assets:
Cash and cash equivalents	$25,668	$24,523
Investments in marketable securities	30,034	83,673
Receivable due from GSK	5,043	4,301
Prepaid expenses and other current assets	5,903	2,789
Total current assets	66,648	115,286

Property and equipment, less accumulated depreciation and amortization of $9,507 and $7,216 at December 31, 2011 and March 31, 2012, respectively	2,438	5,073
Other non-current assets	709	442
Total Assets	$69,795	$120,801

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,708	$8,449
Current portion of deferred revenue	8,504	8,187
Current portion of secured loan	1,044	1,129
Total current liabilities	19,256	17,765

Deferred revenue, less current portion	18,999	17,339
Warrant liability	1,948	4,324
Secured loan, less current portion	—	597

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 125,000,000 shares authorized, 34,654,206 shares issued and outstanding at December 31, 2011, 125,000,000 shares authorized, 46,376,169 shares issued and outstanding at March 31, 2012	407	524
Additional paid-in capital	299,285	363,456
Accumulated other comprehensive income	4	37
Deficit accumulated during the development stage	(270,104)	(283,241)
Total stockholders’ equity	29,592	80,776
Total Liabilities and Stockholders’ Equity	$69,795	$120,801

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

			Period from February 4, 2002
	Three Months		(inception)
	Ended March 31,		to March 31,
	2011	2012	2012
Revenue:
Research revenue	$4,306	$6,114	$52,016
Collaboration revenue	1,660	1,660	59,222
Total revenue	5,966	7,774	111,238

Operating Expenses:
Research and development	$11,125	$14,004	$279,624
General and administrative	4,402	4,095	117,344
Restructuring charges	—	—	1,522
Impairment of leasehold improvements	—	—	1,030
Depreciation and amortization	438	420	10,483
In-process research and development	—	—	418
Total operating expenses	15,965	18,519	410,421
Loss from operations	(9,999)	(10,745)	(299,183)
Other income (expenses):
Interest income	59	27	14,100
Interest expense	(48)	(43)	(2,376)
Change in fair value of warrant liability	(3,432)	(2,376)	(1,476)
Other income	70	—	231
Loss before tax benefit	(13,350)	(13,137)	(288,704)
Benefit from income taxes	—	—	5,463
Net loss	(13,350)	(13,137)	(283,241)
Deemed dividend	—	—	(19,424)
Preferred stock accretion	—	—	(802)
Net loss attributable to common stockholders	$(13,350)	$(13,137)	$(303,467)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.39)	$(0.35)
Weighted-average common shares outstanding — basic and diluted	34,498,926	37,887,520

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands, except share and per share amounts)

			Period from February 4, 2002
	Three Months		(inception)
	Ended March 31,		to March 31,
	2011	2012	2012

Net loss	$(13,350)	$(13,137)	$(283,241)

Other comprehensive income/(loss):

Unrealized gain on available-for- sale securities	29	33	37

Other comprehensive income/(loss), before income taxes	29	33	37
Provision for income taxes related to other comprehensive income/(loss) Items (Note 1)	—	—	—

Other comprehensive income/(loss)	$29	$33	$37

Comprehensive loss	$(13,321)	$(13,104)	$(283,204)

Note 1 — Taxes have not been accrued on unrealized gain on securities as the Company is in a loss position for all periods presented.

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

			Period from
			February 4, 2002
	Three Months		(inception) to
	Ended March 31,		March 31,
	2011	2012	2012
Operating activities
Net loss	$(13,350)	$(13,137)	$(283,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	438	420	10,483
Amortization of non-cash compensation	—	—	522
Stock-based compensation - employees	1,418	1,388	37,125
Stock-based compensation - non-employees	—	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	3,432	2,376	1,476
Loss on disposal of asset	—	27	387
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Beneficial conversion feature related to bridge financing	—	—	135
Changes in operating assets and liabilities:
Receivable from GSK	(3,969)	742	(4,301)
Prepaid expenses and other current assets	(68)	3,114	(2,789)
Other non-current assets	—	267	(442)
Accounts payable and accrued expenses	(872)	(1,259)	8,449
Deferred revenue	(335)	(1,977)	25,526
Net cash used in operating activities	(13,306)	(8,039)	(202,624)
Investing activities
Sale and redemption of marketable securities	30,889	14,300	686,390
Purchases of marketable securities	(19,099)	(67,906)	(770,142)
Purchases of property and equipment	(71)	(3,082)	(16,970)
Net cash provided by/(used in) investing activities	11,719	(56,688)	(100,722)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	143,022
Proceeds from the issuance of common stock and warrants, net of issuance costs	—	62,063	175,309
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(40)	—	(5,611)
Payments of secured loan agreement	(313)	(313)	(3,027)
Proceeds from exercise of stock options	30	837	2,548
Proceeds from exercise of warrants (common and preferred)	—	—	264
Proceeds from capital asset financing arrangement	—	—	5,611
Proceeds from secured loan agreement	—	995	4,753
Net cash (used in)/provided by financing activities	(323)	63,582	327,869
Net (decrease)/increase in cash and cash equivalents	(1,910)	(1,145)	24,523
Cash and cash equivalents at beginning of period	29,572	25,668	—
Cash and cash equivalents at end of period	$27,662	$24,523	$24,523

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)

			Period from
			February 4, 2002
	Three Months		(inception) to
	Ended March 31,		March 31,
	2011	2012	2012
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$48	$20	$2,052
Non-cash activities
Conversion of notes payable to preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$—	$—	$148,951
Accretion of redeemable convertible preferred stock	$—	$—	$802
Beneficial conversion feature related to the issuance of Series C redeemable convertible preferred stock	$—	$—	$19,424

See accompanying notes to consolidated financial statements

Note 1.   Description of Business and Significant Accounting Policies

Corporate Information, Status of Operations and Management Plans

Amicus Therapeutics, Inc. (the Company) was incorporated on February 4, 2002 in Delaware and is a biopharmaceutical company focused on the discovery, development and commercialization of orally-administered, small molecule drugs known as pharmacological chaperones, a novel, first-in-class approach to treating a broad range of diseases including lysosomal storage disorders and diseases of neurodegeneration.  The Company’s activities since inception have consisted principally of raising capital, establishing facilities and performing research and development.  Accordingly, the Company is considered to be in the development stage.

In October 2010, the Company entered into the License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc (GSK), to develop and commercialize migalastat HCl. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize migalastat HCl. In consideration of the license grant, the Company received an upfront, license payment of $30 million from GSK and is eligible to receive further payments of $173.5 million upon the successful achievement of development, regulatory and commercialization milestones, as well as tiered double-digit royalties on global sales of migalastat HCl. Potential payments include up to (i) $13.5 million related to the attainment of certain clinical development objectives and the acceptance of regulatory filings in select worldwide markets, (ii) $80 million related to market approvals for migalastat HCl in selected territories throughout the world, and (iii) $80 million associated with the achievement of certain sales thresholds.  GSK and the Company are jointly funding development costs in accordance with an agreed upon development plan. For further information, see “— Note 7. Collaborative Agreements.”

The Company had an accumulated deficit of approximately $283.2 million at March 31, 2012 and anticipates incurring losses through the year 2012 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from the initial public offering (IPO) and subsequent stock offerings, payments from partners during the terms of collaboration agreements and other financing arrangements.  In March 2010, the Company sold 4.95 million shares of its common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors for net proceeds of $17.1 million.  In October 2010, the Company sold 6.87 million shares of its common stock as part of the License and Collaboration Agreement with GSK for proceeds of $31 million.  In March 2012, the Company sold 11.5 million shares of its common stock in a stock offering for net proceeds of $62.0 million.  The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2012.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  For a complete description of the Company’s accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

New Accounting Standards

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than a change in presentation, the implementation of this accounting pronouncement did not have a material impact on our financial statements.

In May 2011, the FASB amended the FASB Accounting Standards Codification to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in fair value measurement guidance. In addition, the amendments require additional fair value disclosures. The amendments are effective for fiscal years beginning after December 15, 2011 and should be applied prospectively. The adoption of this accounting pronouncement did not have a material impact on our financial statements.

Note 2.  Cash, Cash Equivalents and Available-for-Sale Investments

As of March 31, 2012, the Company held $24.5 million in cash and cash equivalents and $83.7 million of available-for-sale investment securities which are reported at fair value on the Company’s balance sheet.  Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity.  If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.  To date, only temporary impairment adjustments have been recorded.

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

Cash and available for sale securities consisted of the following as of December 31, 2011 and March 31, 2012 (in thousands):

	As of December 31, 2011
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$25,668	$—	$—	$25,668
U.S. government agency securities	2,000	—	—	2,000
Corporate debt securities	13,943	—	(8)	13,935
Commercial paper	13,737	12	—	13,749
Certificate of deposit	350	—	—	350
	$55,698	$12	$(8)	$55,702

Included in cash and cash equivalents	$25,668	$—	$—	$25,668
Included in marketable securities	30,030	12	(8)	30,034
Total cash and available for sale securities	$55,698	$12	$(8)	$55,702

	As of March 31, 2012
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$24,523	$—	$—	$24,523
Corporate debt securities	46,629	6	(46)	46,589
Commercial paper	36,657	77	—	36,734
Certificate of deposit	350	—	—	350
	$108,159	$83	$(46)	$108,196

Included in cash and cash equivalents	$24,523	$—	$—	$24,523
Included in marketable securities	83,636	83	(46)	83,673
Total cash and available for sale securities	$108,159	$83	$(46)	$108,196

Unrealized gains and losses are reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity.  For the year ended December 31, 2011, unrealized holding gains included in accumulated other comprehensive income was $4 thousand. For the three months ended March 31, 2012, unrealized holding gains included in accumulated other comprehensive income was $33 thousand.

For the year ended December 31, 2011 and the three months ended March 31, 2012, there were no realized gains or losses.  The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available for sale securities as of December 31, 2011 and March 31, 2012 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months.  The fair value of these available for sale securities in unrealized loss positions was $13.2 million and $26.4 million as of December 31, 2011 and March 31, 2012, respectively.

Note 3.  Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share

The Company calculates net loss per share as a measurement of the Company’s performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period.  The Company has a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-

dilutive.  Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

(In thousands, except per share amounts)	Three Months Ended March 31,
	2011	2012
Statement of Operations
Net loss attributable to common stockholders	$(13,350)	$(13,137)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.39)	$(0.35)

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents.  Potentially dilutive common stock equivalents totaled approximately 7.7 million and 9.2 million for the three months ended March 31, 2011 and 2012, respectively.  Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Note 4.   Stockholders’ Equity

Common Stock and Warrants

In March 2012, the Company sold 11.5 million shares of its common stock at a public offering price of $5.70 through a Registration Statement on Form S-3 that was declared effective by the SEC on May 27, 2009. The aggregate offering proceeds were $65.6 million.

In October 2010 in connection with the License and Collaboration Agreement, GSK purchased approximately 6.9 million shares of the Company’s common stock at $4.56 per share.  The total value of this equity investment was approximately $31 million and currently represents a 14.8% ownership position in the Company.

In March 2010, the Company sold 4.9 million shares of its common stock and warrants to purchase 1.9 million shares of common stock in a registered direct offering to a selected group of institutional investors. The shares of common stock and warrants were sold in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The aggregate offering proceeds were $18.5 million.

Stock Option Plans

During the three months ended March 31, 2012, the Company recorded stock-based compensation expense of approximately $1.4 million.  The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities.  As of March 31, 2012, the total unrecognized compensation cost related to non-vested stock options granted was $11.3 million and is expected to be recognized over a weighted average period of 2.7 years.

The fair value of the options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2012
Expected stock price volatility	78.8%	78.4%
Risk free interest rate	2.3%	1.1%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00

A summary of option activities related to the Company’s stock options for the three months ended March 31, 2012 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in millions)

Balance at December 31, 2011	6,653.5	$6.87
Options granted	1,172.1	$6.38
Options exercised	(222.0)	$3.77
Options forfeited	(235.2)	$10.26
Balance at March 31, 2012	7,368.4	$6.78	7.7 years	$3.0
Vested and unvested expected to vest, March 31, 2012	6,886.3	$6.84	7.6 years	$2.7
Exercisable at March 31, 2012	3,481.8	$7.86	6.2 years	$1.5

Note 5.   Short-Term Borrowings and Long-Term Debt

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

In addition, the Company committed to a second loan and security agreement with SVB in August 2011 (the “2011 Loan Agreement”) in order to finance certain capital expenditures made by the Company in connection with its move in March 2012 to new office and laboratory space in Cranbury, New Jersey.  The 2011 Loan Agreement provides for up to $3 million of equipment financing through January 2014. Borrowings under the 2011 Loan Agreement are collateralized by equipment purchased with the proceeds of the loan and bear interest at a variable rate of SVB prime + 2.5%. The current SVB prime rate is 4.0%. In February 2012, the Company borrowed approximately $1.0 million from the 2011 Loan Agreement which will be repaid over the following 2.5 years. The 2011 Loan Agreement contains the same financial covenant as the 2009 Loan Agreement.  The Company has at all times been in compliance with these covenants during the term of both agreements.

At March 31, 2012, the total amount due under the 2009 Loan Agreement and the 2011 Loan Agreement was $1.7 million.  The carrying amount of the Company’s borrowings approximates fair value at March 31, 2012.

Note 6.  Assets and Liabilities Measured at Fair Value

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

Cash, Money Market Funds and Marketable Securities

The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date.  The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2012.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2012.

Secured Debt

As disclosed in Note 5, the Company has loan and security agreements with Silicon Valley Bank.  The carrying amount of the Company’s borrowings approximates fair value at March 31, 2012.  The Company’s secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

Warrants

The Company allocated $3.3 million of proceeds from its March 2010 registered direct offering to warrants issued in connection with the offering that was classified as a liability.  The valuation of the warrants is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument.  The Company has determined that the warrant liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification.  There are six inputs: closing price of Amicus stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Amicus’ stock over that term; annual rate of dividends; and the riskless rate of return.  Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements.  The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Amicus stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market.  The riskless rate of return is a Level 2 input, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance.  Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy.  This liability is subject to fair value mark-to-market adjustment each period.  As a result, the Company recognized the change in the fair value of the warrant liability as non-operating expense of $2.4 million for the three months ended March 31, 2012.  The resulting fair value of the warrant liability at March 31, 2012 was $4.3 million.

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of March 31, 2012, are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$24,523	$—	$24,523
Corporate debt securities	—	46,589	46,589
Commercial paper	—	36,734	36,734
Certificate of deposit	—	350	350
	$24,523	$83,673	$108,196

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$1,726	$—	$1,726
Warrants liability	—	—	4,324	4,324
	$—	$1,726	$4,324	$6,050

The following table summarizes the changes in Level 3 liability for the three months ended March 31, 2012 (in thousands):

	Balance as of December 31, 2011	Increase in fair value	Balance as of March 31, 2012

Warrants liability	$1,948	$2,376	$4,324

Note 7.  Collaborative Agreements

GSK

On October 28, 2010, the Company entered into the License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GSK, to develop and commercialize migalastat HCl. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize migalastat HCl. In consideration of the license grant, the Company received an upfront license payment of $30 million from GSK and is eligible to receive further payments of approximately $173.5 million upon the successful achievement of development, regulatory and commercialization milestones, as well as tiered double-digit royalties on global sales of migalastat HCl. Potential payments include up to (i) $13.5 million related to the attainment of certain clinical development objectives and the acceptance of regulatory filings in select worldwide markets, (ii) $80 million related to market approvals for migalastat HCl in selected territories throughout the world, and (iii) $80 million associated with the achievement of certain sales thresholds. GSK and the Company are jointly funding development costs in accordance with an agreed upon development plan. The Company funded 50% of the development costs in 2011 and will fund only 25% of the development costs in 2012 and beyond, subject to annual and aggregate caps. Additionally, GSK purchased approximately 6.9 million shares of the Company’s common stock at $4.56 per share, a 30% premium on the average price per share of the Company’s stock over a 60 day period preceding the closing date of the transaction. The total value of this equity investment to the Company was approximately $31 million and represents a 14.8% ownership position in the Company as of March 31, 2012.  Under the terms of the collaboration agreement, while the Company will collaborate with GSK, GSK has decision-making authority over clinical, regulatory and commercial matters.  Additionally, GSK has primary responsibility for interactions with regulatory agencies and prosecuting applications for marketing and reimbursement approvals worldwide.

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

The total arrangement consideration which was allocated to the single unit of accounting identified above was $33.2 million which consists of the upfront license payment of $30 million and the premium over the closing market price of the common stock transaction of $3.2 million.  The Company will recognize this consideration as Collaboration Revenue on a straight-line basis over the development period of 5.2 years as included in the detailed development plan that was included in the collaboration agreement.  The Company determined that the overall level of activity over the development period approximates a straight-line approach.  At March 31, 2012, the Company recognized approximately $9.2 million of the total arrangement consideration as Collaboration Revenue since the inception of the agreement.

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

Note 8.  Restructuring Charges

In December 2009, the Company initiated and completed a facilities consolidation effort, closing one of its subleased locations in Cranbury, NJ.  The Company recorded a charge of $0.7 million during the fourth quarter of 2009 for minimum lease payments of $0.5 million and the write-down of fixed assets in the facility.

The following table summarizes the restructuring charges and utilization for the three months ended March 31, 2012 (in thousands):

	Balance as of December 31, 2011	Charges	Cash Payments	Adjustments	Balance as of March 31, 2012

Facilities consolidation	$38	—	$(38)	—	$—

Note 9.  Subsequent Events

On April 16, 2012, the Company appointed William D. “Chip” Baird, III as Chief Financial Officer.  Mr. Baird will be responsible for all Finance, Accounting and Investor Relations activities and will report directly to John F. Crowley, Chairman and Chief Executive Officer.  Mr. Baird joins Amicus from PTC Therapeutics, Inc., where he worked for over 10 years in positions of increasing responsibility. He served as Chief Financial Officer for the last seven years, responsible for all areas of finance, investor and public relations, human resources, facilities and project management. During his tenure at PTC, Mr. Baird was instrumental in raising over $500 million through a combination of venture capital, non-dilutive grant funding, collaborations with industry-leading pharmaceutical and biotech companies, and debt financings.

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

Our Phase 3 clinical development program for the use of migalastat HCl as monotherapy in Fabry disease includes two global registration studies for patients with Fabry disease identified as having alpha-Gal A mutations amenable to migalastat HCl: Study 011 and Study 012.  We completed enrollment of 67 total patients in Study 011, our placebo-controlled Phase 3 study, in December 2011 and expect results in the third quarter of 2012. We plan to use the data from Study 011 to support subsequent marketing applications for the FDA and other regulatory agencies. Study 012 is our second phase 3 study for migalastat HCl intended to support the worldwide registration of migalastat HCl for Fabry disease.  We dosed the first patient in Study 012 in September 2011 to compare the safety and efficacy of migalastat HCl and ERT (agalsidase beta or agalsidase alfa) and expect to complete enrollment of approximately 50 patients by the end of 2012, although timelines may be influenced by the ERT shortage.

In addition to potential benefits pharmacological chaperones may provide as a monotherapy, we also believe the use of pharmacological chaperones co-administered with ERT may address certain key limitations of ERT. The use of pharmacological chaperones co-administered with ERT may significantly enhance the safety and efficacy of ERT by, among other effects, prolonging the half-life of infused enzymes in the circulation, increasing uptake of the active enzymes into cells and tissues, and increasing enzyme activity and substrate reduction in target tissues compared to that observed with ERT alone. We are evaluating the use of pharmacological chaperones co-administered with ERT in two Phase 2 clinical studies, one evaluating the use of migalastat HCl co-administered with ERT for Fabry disease (Study 013) and another evaluating the use of AT2220 co-administered with ERT for Pompe disease (Study 010).

Amicus is also investigating chaperone-ERT combinations as potential next-generation treatments for Gaucher and other undisclosed lysosomal storage diseases where there are significant opportunities to improve treatment outcomes. In Gaucher disease, Amicus is continuing preclinical studies to evaluate two pharmacological chaperones, AT2101 (afegostat tartrate) and AT3375, in combination with ERT (beta-glucosidase). Both of these chaperones target the enzyme deficient in Gaucher disease.

Gaucher disease is caused by inherited genetic mutations in the GBA gene, and mutations in this gene that encodes for the GCase enzyme are the most common genetic risk factor for Parkinson’s. By targeting GCase in the brain, AT3375 could potentially treat Gaucher, Parkinson’s disease in Gaucher carriers, and possibly the general Parkinson’s population. By year-end 2012, Amicus expects to complete preclinical and IND-enabling studies of AT3375, which are supported in part by a grant from the Michael J. Fox Foundation.

We have generated significant losses to date and expect to continue to generate losses as we continue the clinical development of our drug candidates, including migalastat HCl, and conduct preclinical studies on other programs.  These activities are budgeted to expand over time and will require further resources if we are to be successful.  From our inception in February 2002 through March 31, 2012, we have accumulated a deficit of $283.2 million.  As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial in the near term.

Program Status

Migalastat HCl for Fabry Disease: Phase 3 Global Registration Program

We and our partner GSK are conducting two Phase 3 global registration studies (Study 011 and Study 012) to support the global approval of migalastat HCl monotherapy for the treatment of Fabry disease. Study 011 and Study 012 are investigating migalastat HCl at an oral dose of 150 mg, administered every-other-day (QOD) to Fabry patients identified as having alpha-Gal A mutations amenable to migalastat HCl as a monotherapy. Study 011 is a six-month, placebo-controlled Phase 3 study of migalastat HCl that completed enrollment of 67 patients with Fabry disease. Results from this study are anticipated in the third quarter of 2012 to support subsequent marketing applications for the U.S. Food and Drug Administration (FDA) and other regulatory agencies.

Study 012 is a randomized, open-label, 18-month Phase 3 study investigating the safety and efficacy of migalastat HCI compared to current standard-of-care ERTs Fabrazyme (agalsidase beta) or Replagal (agalsidase alfa) for Fabry disease. A majority of patients have been enrolled in this study, which is targeting approximately 50 total patients (30 to switch to migalastat HCl and 20 to remain on ERT). Study 012 is currently underway at 25 clinical sites worldwide, including U.S. sites that are now able to enroll patients who have resumed full-dose Fabrazyme. Amicus and GSK continue to anticipate that enrollment in this study will be completed by year-end 2012.

Phase 2 and Phase 3 extension studies continue to evaluate long-term safety with migalastat HCl monotherapy in Fabry patients. As of April 30, 2012, 38 of 40 patients who have completed the six-month treatment and six-month follow-up periods in Study 011 are currently enrolled in a Phase 3 extension study. An additional 17 subjects continue in the ongoing Phase 2 extension study and have been receiving migalastat HCl for up to six years. There are also more than 150 patient-years of experience from the Phase 2 and Phase 2 extension studies, and ongoing Phase 3 and Phase 3 extension studies of migalastat HCl for Fabry disease.

Pharmacological Chaperone-ERT (PC-ERT) Co-Administration for Lysosomal Storage Disorders

Fabry Disease

Study 013 is an ongoing open-label Phase 2 study to investigate a single oral dose of migalastat HCl (150 mg or 450 mg) co-administered two hours prior to ERT (Fabrazyme or Replagal) in males diagnosed with Fabry disease. When co-administered with ERT, migalastat HCl is designed to bind to and stabilize the enzyme in the circulation, independent of alpha-Gal A mutation type.

Positive preliminary results from Study 013 were announced in the first quarter 2012 in patients who received migalastat HCl 150 mg co-administered with Fabrazyme (0.5 mg/kg or 1.0 mg/kg). We expect to provide an update from this study in the third quarter 2012 and to present final results at a Fall 2012 scientific conference. Both Amicus and GSK are committed to working together to advance this Fabry co-administration program, which has been recognized as having significant medical interest and importance. A repeat-dose global study of migalastat HCl co-administered with ERT is currently being designed as the next step in U.S. and global development. Following the withdrawal of the U.S. marketing application for Replagal, Fabrazyme remains the only ERT with conditional approval in the U.S.

Pompe Disease

Amicus is investigating four ascending doses of AT2220 co-administered with the ERT alglucosidase alfa in a Phase 2 open-label study (Study 010) for Pompe disease. Approximately 22 patients will receive one infusion of ERT alone, and a single oral dose of AT2220 prior to the next ERT infusion. In addition to safety and pharmacokinetic effects, Study 010 will measure uptake of active enzyme in muscle tissue with and without the chaperone, three or seven days following each infusion. Enrollment has been completed for the first two dose groups and results from Study 010 are anticipated in the first half of 2012.

In parallel with Study 010, Amicus is evaluating ERT-related immunogenicity in Pompe disease. Immune responses occur in a majority of Pompe patients receiving alglucosidase alfa infusions (Lacana E, Yao LP, Pariser AR, Rosenberg AS. 2012. The role of immune tolerance induction in restoration of the efficacy of ERT in Pompe disease., Am J Med Genet C Semin Med Genet. 160C:30-39) which have the potential to limit treatment outcomes with ERT. Preclinical results to date suggest that AT2220 when co-administered with Myozyme may mitigate immunogenicity induced by this ERT by stabilizing the enzyme in its properly folded and active form.

As part of a grant from the Muscular Dystrophy Association, Amicus is using blood samples from healthy volunteers and from Pompe patients in Study 010 to determine if particular human leukocyte antigen (HLA) types are predictive of clinical immunogenicity to ERT. These results may help guide further investigation of the effects of AT2220 on immune response to ERT in future clinical studies.

Gaucher Disease and Other Lysosomal Storage Diseases

We are also investigating chaperone-ERT combinations as potential next-generation treatments for Gaucher and other undisclosed lysosomal storage diseases we believe there are significant opportunities to improve treatment outcomes. In Gaucher disease, we are continuing preclinical studies to evaluate two pharmacological chaperones, AT2101 (afegostat tartrate) and AT3375, in combination with ERT (beta-glucosidase). Both of these chaperones target the enzyme deficient in Gaucher disease.

Collaboration with GSK

On October 28, 2010, we entered into the License and Collaboration Agreement with Glaxo Group Limited, an affiliate of GSK, to develop and commercialize migalastat HCl. Under the terms of the License and Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize migalastat HCl. In consideration of the license grant, we received an upfront, license payment of $30 million from GSK and we are eligible to receive further payments of up to $173.5 million upon the successful achievement of development, regulatory and commercialization milestones, as well as tiered double-digit royalties on global sales of migalastat HCl. Potential payments include up to (i) $13.5 million related to the attainment of certain clinical development objectives and the acceptance of regulatory filings in select worldwide markets, (ii) $80 million related to market approvals for migalastat HCl in selected territories throughout the world, and (iii) $80 million associated with the achievement of certain sales thresholds.  We and GSK are jointly funding development costs in accordance with an agreed upon development plan pursuant to which we funded 50% of the development costs in 2011 and we will fund only 25% of the development costs in 2012 and beyond, subject to annual and aggregate caps. Additionally, GSK purchased approximately 6.9 million shares of our common stock at a price of $4.56 per share. The total value of this equity investment to us was approximately $31 million and represents a 14.8% ownership position in the Company as of March 31, 2012.  Under the terms of the collaboration agreement, while we will collaborate with GSK, GSK has decision-making authority over clinical, regulatory and commercial matters.  Additionally, GSK has primary responsibility for interactions with regulatory agencies and prosecuting applications for marketing and reimbursement approvals worldwide.

Other Potential Alliances and Collaborations

We continually evaluate other potential collaborations and business development opportunities that would bolster our ability to develop and commercialize therapies for rare and orphan diseases including licensing agreements and acquisitions of businesses and assets. We believe such opportunities may be important to the advancement of our current product candidate pipeline, the expansion of the development of our current technology, gaining access to new technologies and in our transformation from a development stage company to a commercial biotechnology company.

Financial Operations Overview

Revenue

In November 2010, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus.  The total upfront consideration received of $33.2 million will be recognized as Collaboration Revenue on a straight-line basis over the development period of the collaboration agreement which is approximately 5.2 years.  For the three months ended March 31, 2012, we recognized approximately $1.7 million of the total upfront consideration as Collaboration Revenue and approximately $6.1 million of Research Revenue for reimbursed research and development costs.

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

We expense research and development costs as incurred, including payments made to date under our license agreements.  We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates.  From our inception in February 2002 through March 31, 2012, we have incurred research and development expense in the aggregate of $279.6 million.

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

			Period from
			February 4, 2002
	Three Months Ended		(inception) to
	March 31,		March 31,
Projects	2011	2012	2012
Third party direct project expenses
Migalastat HCl (Fabry Disease — Phase 3)	$4,062	$5,709	$71,044
Afegostat tartrate (Gaucher Disease — Phase 2*)	(200)	27	26,142
AT2220 (Pompe Disease — Phase 2)	4	(3)	13,240
Neurodegenerative Diseases (Preclinical)	451	217	8,825
Co-Administration studies (Fabry & Pompe Disease - Phase 2; Gaucher — Preclinical)	55	868	3,818
Total third party direct project expenses	4,372	6,818	123,069

Other project costs (1)
Personnel costs	4,923	5,442	98,693
Other costs (2)	1,830	1,744	57,862
Total other project costs	6,753	7,186	156,555

Total research and development costs	$11,125	$14,004	$279,624

(1) Other project costs are leveraged across multiple projects.

(2) Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.

*    We do not plan to advance afegostat tartrate into Phase 3 development at this time.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions.  Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services.  From our inception in February 2002 through March 31, 2012, we spent $117.3 million on general and administrative expense.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents and marketable securities.  Interest expense consists of interest incurred on our equipment financing agreement.

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

While there were no significant changes during the quarter ended March 31, 2012 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

Our current revenue recognition policies, which were first applied in fiscal 2010, provide that, when a collaboration arrangement contains multiple deliverables, such as license and research and development services, we allocate revenue to each separate unit of accounting based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) its vendor specific objective evidence (VSOE) if available, (ii) third party evidence (TPE) if VSOE is not available, or (iii) estimated selling price (BESP) if neither VSOE nor TPE is available. We would establish the VSOE of selling price using the price charged for a deliverable when sold separately. The TPE of selling price would be established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price would be established considering internal factors such as an internal pricing analysis or an income approach using a discounted cash flow model.

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

	Three Months Ended March 31,
	2011	2012
Expected stock price volatility	78.8%	78.4%
Risk free interest rate	2.3%	1.1%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00

Warrants

The warrants issued in connection with the March 2010 registered direct offering are classified as a liability.  The fair value of the warrants liability is evaluated at each balance sheet date using the Black-Scholes valuation model.  This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument.  Any changes in the fair value of the warrants liability is recognized in the consolidated statement of operations.  The weighted average assumptions used in the Black-Scholes valuation model for the warrants March 31, 2011 and 2012 are as follows:

	March 31, 2011	March 31, 2012
Expected stock price volatility	77.9%	72.6%
Risk free interest rate	1.24%	0.31%
Expected life of warrants (years)	2.92	1.92
Expected annual dividend per share	$0.00	$0.00

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended
	March 31,
(In thousands, except per share amount)	2011	2012
Historical
Numerator:
Net loss attributable to common stockholders	$(13,350)	$(13,137)

Denominator:
Weighted average common shares outstanding - basic and diluted	34,498,926	37,887,520

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents.  Potentially dilutive common stock equivalents totaled approximately 7.7 million and 9.2 million for the three months ended March 31, 2011 and 2012, respectively.  Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue. For the three months ended March 31, 2012, we recognized $1.7 million of the total upfront consideration received from GSK upon entry into the License and Collaboration Agreement as Collaboration Revenue. The total upfront consideration received of $33.2 million will be recognized as Collaboration Revenue on a straight-line basis over the development period of the collaboration agreement which is approximately 5.2 years. Research revenue was $6.1 million for the three months ended March 31, 2012, representing an increase of $1.8 million or 42% from the $4.3 million for the three months ended March 31, 2011. The increase in research revenue was due to the increase in GSK’s reimbursement rate from 50% to 75%, effective on January 1, 2012.

Research and Development Expense. Research and development expense was $14.0 million for the three months ended March 31, 2012, representing an increase of $2.9 million or 26% from $11.1 million for the three months ended March 31, 2011.  The variance was primarily attributable to increases in contract research and manufacturing costs due to the increased activity within the Fabry program program, higher personnel costs and increases in consulting costs.

General and Administrative Expense. General and administrative expense was $4.1 million for the three months ended March 31, 2012, representing a decrease of $0.3 million or 7% from $4.4 million for the three months ended March 31, 2011.  The variance was primarily due to lower personnel costs, and a decrease in consulting fees and professional fees.

Interest Income and Interest Expense. Interest income was $0.03 million for the three months ended March 31, 2012, representing a decrease of $0.03 million or 50% from $0.06 million for the three months ended March 31, 2011.  The decrease was due to the overall lower average cash and investment balances.  Interest expense was approximately $0.04 million for the three months ended March 31, 2012 compare to $0.05 for the three months ended March 31, 2011.  The decrease was due to less outstanding debt during the period on the secured loan.

Change in Fair Value of Warrant Liability.  In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and remeasure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the three months ended March 31, 2012, we reported an expense of $2.4 million related to the increase in fair value of these warrants as compared to an expense of $3.4 million for the three months ended March 31, 2011, representing a decrease of $1.0 million or 29%. The decrease was due to the fluctuations in the price of our common stock.

Other Income/Expense. Other income of $0.07 million in the first three months ended March 31, 2011 represented funds received from the U.S. Treasury Department in February 2011 for the Qualified Therapeutic Discovery Projects tax credit and grant program.  There was no other income/expense for the three months ended March 31, 2012.

Liquidity and Capital Resources

Source of Liquidity

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002.  We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007, $18.5 million of gross proceeds from our Registered Direct Offering in March 2010, $80.0 million from the non-refundable license fees from the collaboration agreements, $31.0 million from GSK’s investment in the Company at the time the collaboration was formed and $65.6 million of gross proceeds from our stock offering in March 2012.  In the future, we expect to fund our operations, in part, through the receipt of cost-sharing and milestone payments from GSK. The following table summarizes our significant funding sources as of March 31, 2012:

			Approximate
			Amount (1)
Funding	Year	No. Shares	(in thousands)

Series A Redeemable Convertible Preferred Stock	2002	444,443	$2,500
Series B Redeemable Convertible Preferred Stock	2004, 2005, 2006, 2007	4,917,853	31,189
Series C Redeemable Convertible Preferred Stock	2005, 2006	5,820,020	54,999
Series D Redeemable Convertible Preferred Stock	2006, 2007	4,930,405	60,000
Common Stock (Initial public offering)	2007	5,000,000	75,000
Upfront License Fee from Shire	2007	—	50,000
Registered Direct Offering	2010	4,946,524	18,500
Upfront License Fee from GSK	2010	—	30,000
Common Stock Sold to GSK	2010	6,866,245	31,285
Common Stock Offering	2012	11,500,000	65,550

		44,425,490	$419,023

(1)          Represents gross proceeds

In addition, in conjunction with the GSK collaboration agreement, we received reimbursement of research and development expenditures from the date of the agreement (October 28, 2010) through March 31, 2012 of $9.2 million.  We also received $31.1million in reimbursement of research and development expenditures from the Shire collaboration from the date of the agreement (November 7, 2007) through year-end 2009.

As of March 31, 2012, we had cash, cash equivalents and marketable securities of $108.2 million.  We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts.  Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.  Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operating Activities

Net cash used in operations for the three months ended March 31, 2011 was $13.3 million due primarily to the net loss for the three months ended March 31, 2011 of $13.4 million and the change in operating assets and liabilities of $5.2 million.  The change in operating assets and liabilities consisted of an increase in receivables from GSK related to the collaboration agreement of $4.0 million; a decrease in deferred revenue of $0.3 million related to the recognition of the upfront payment from GSK for the collaboration agreement; and a decrease in accounts payable and accrued expenses of $0.9 million related to program expenses.

Net cash used in operations for the three months ended March 31, 2012 was $8.0 million, due primarily to the net loss for the three months ended March 31, 2012 of $13.1 million and the change in operating assets and liabilities of $0.9 million. The change in operating assets and liabilities consisted of a decrease in receivables from GSK related to the collaboration agreement of $0.7 million; a decrease of $3.1 million in prepaid assets primarily related to a receivable from the sale of state net operating loss carry forwards, or NOLs; a decrease of $0.3 in non-current assets related to the return of the security deposit on the terminated lease; a decrease in deferred revenue of $2.0 million related to the recognition of the upfront payment from GSK for the collaboration agreement and a decrease in accounts payable and accrued expenses of $1.3 million related to program expenses.

Net Cash Provided by/ (Used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2011 was $11.7 million.  Net cash provided by investing activities reflects $30.9 million for the sale and redemption of marketable securities partially offset by $19.1 million for the purchase of marketable securities and $0.1 million for the acquisition of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2012 was $56.7 million.  Net cash used in investing activities reflects $67.9 million for the purchase of marketable securities and $3.1 million for the acquisition of property and equipment in connection with our move to new office and laboratory space, partially offset by $14.3 million for the sale and redemption of marketable securities

Net Cash (Used in)/Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2011 was $0.3 million, consisting primarily of payments of our secured loan agreement and capital lease obligations.

Net cash provided by financing activities for the three months ended March 31, 2012 was $63.6 million, consisting of $62.1 million from March 2012 stock offering, $1.0 million as proceeds from the new secured loan agreement with SVB and $0.8 million from the exercise of stock options. This was offset by the payments of our secured loan agreement of $0.3 million.

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

We do not anticipate that we will generate revenue from commercial sales until at least 2013, if at all.  In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years.  We believe that our existing cash and cash equivalents and short-term investments will be sufficient to cover our cash flow requirements for 2012.

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

Royalties

Under our license agreements, if we owe royalties on net sales for one of our products to more than one licensor, then we have the right to reduce the royalties owed to one licensor for royalties paid to another.  The amount of royalties to be offset is generally limited in each license and can vary under each agreement.  For migalastat HCl and AT2220, we will owe royalties only to Mt. Sinai School of Medicine (MSSM). We would expect to pay royalties to all three licensors with respect to afegostat tartrate should we advance afegostat tartrate to commercialization.  To date, we have not made any royalty payments on sales of our products and believe we are at least a couple years away from selling any products that would require us to make any such royalty payments.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities.  We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk.  The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk.  We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.  At March 31, 2012, we held $108.2 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income.  Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

After deducting expenses of approximately $6.9 million, we received net offering proceeds of approximately $68.1 million from our initial public offering.  As of March 31, 2012, we have used the proceeds of approximately $68.1 million for clinical development of our projects, research and development activities relating to additional preclinical projects and to fund working capital and other general corporate purposes.

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

As of March 31, 2012, we have used approximately $17.1 million of the net proceeds to further advance the development of our lead product candidate, migalastat HCl, as well as for general corporate matters.

March 2012 Stock Offering

In March 2012, the Company sold 11.5 million shares of its common stock at a public offering price of $5.70 through a Registration Statement on Form S-3 that was declared effective by the SEC on May 27, 2009. The aggregate offering proceeds were $65.6 million. Leerink Swann LLC and Cowen and Company served as underwriters for the offering.

We paid Leerink Swann LLC and Cowen and Company an underwriting fee equal to 5.0% of the aggregate offering proceeds, approximately $3.3 million. The net proceeds of the offering were approximately $62.0 million after deducting the placement agency fee and all other offering expenses. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of March 31, 2012, we had invested the $62.0 million in net proceeds in money market funds and in investment-grade, interest bearing instruments, pending their use.  Through March 31, 2012, we have not used any of the net proceeds from this offering.  We intend to use the proceeds from this offering to advance the clinical and preclinical development of our pharmacological chaperone monotherapy and co-administration programs, especially our lead program migalastat HCl for Fabry disease; to potentially enter into collaborations, alliances and other business development opportunities including the acquisition of preclinical-stage, clinical-stage and marketed products that are consistent with our strategic plan and support our continued transformation to a commercial biotechnology company, and for other general corporate purposes.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

There were no purchases of our common stock for the three months ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-laws

10.1 (3)	Letter Agreement dated March 5, 2012 between Amicus Therapeutics, Inc. and William D. Baird

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10K filed on February 28, 2012.

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 16, 2012.

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

AMICUS THERAPEUTICS, INC.

Date: May 10, 2012	By:	/s/ JOHN F. CROWLEY

John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	By:	/s/ WILLIAM D. BAIRD III

William D. Baird III
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-laws

10.1 (3)	Letter Agreement dated March 5, 2012 between Amicus Therapeutics, Inc. and William D. Baird

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10K filed on February 28, 2012.

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 16, 2012.

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