Form 10-Q
period 2012-06-30
AMICUS THERAPEUTICS INC
filed 2012-08-08
CIK 1178879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of August 2, 2012 was 49,339,581 shares.

AMICUS THERAPEUTICS, INC

Form 10-Q for the Quarterly Period Ended June 30, 2012

		Page

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements (unaudited)	4

	Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012	4

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2012, and period February 4, 2002 (inception) to June 30, 2012	5

	Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2011 and 2012, and period February 4, 2002 (inception) to June 30, 2012	6

	Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2011 and 2012, and period February 4, 2002 (inception) to June 30, 2012	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	63

Item 4.	Mine Safety Disclosures	63

Item 5.	Other Information	63

Item 6.	Exhibits	64

SIGNATURES		65

INDEX TO EXHIBITS		66

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

•                  the continuation of our collaboration with GlaxoSmithKline PLC and GSK’s achievement of milestone payments thereunder;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.  We have included important factors in the cautionary statements included in Part II Item 1A — “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.

You should read this quarterly report on Form 10-Q in conjunction with the documents that we reference herein.  We do not assume any obligation to update any forward-looking statements.

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements (unaudited)

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2011	2012
Assets:
Current assets:
Cash and cash equivalents	$25,668	$28,858
Investments in marketable securities	30,034	66,914
Receivable due from GSK	5,043	7,237
Prepaid expenses and other current assets	5,903	2,658
Total current assets	66,648	105,667

Property and equipment, less accumulated depreciation and amortization of $9,507 and $7,658 at December 31, 2011 and June 30, 2012, respectively	2,438	5,489
Other non-current assets	709	442
Total Assets	$69,795	$111,598

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,708	$9,067
Current portion of deferred revenue	8,504	7,929
Current portion of secured loan	1,044	816
Total current liabilities	19,256	17,812

Deferred revenue, less current portion	18,999	15,679
Warrant liability	1,948	4,442
Secured loan, less current portion	—	498

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 125,000,000 shares authorized, 34,654,206 shares issued and outstanding at December 31, 2011, 125,000,000 shares authorized, 46,377,897 shares issued and outstanding at June 30, 2012	407	524
Additional paid-in capital	299,285	365,210
Accumulated other comprehensive income	4	17
Deficit accumulated during the development stage	(270,104)	(292,584)
Total stockholders’ equity	29,592	73,167
Total Liabilities and Stockholders’ Equity	$69,795	$111,598

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

					Period from
					February 4,
					2002
	Three Months		Six Months		(inception)
	Ended June 30,		Ended June 30,		to June 30,
	2011	2012	2011	2012	2012
Revenue:
Research revenue	$2,380	$5,477	$6,686	$11,591	$57,493
Collaboration and milestone revenue	1,660	5,160	3,320	6,820	64,382
Total revenue	$4,040	$10,637	$10,006	$18,411	$121,875

Operating Expenses:
Research and development	$11,618	$13,723	$22,743	$27,727	$293,347
General and administrative	6,720	5,819	11,122	9,914	123,163
Restructuring charges	—	—	—	—	1,522
Impairment of leasehold improvements	—	—	—	—	1,030
Depreciation and amortization	426	442	864	862	10,925
In-process research and development	—	—	—	—	418
Total operating expenses	18,764	19,984	34,729	38,503	430,405
Loss from operations	(14,724)	(9,347)	(24,723)	(20,092)	(308,530)
Other income (expenses):
Interest income	46	116	105	143	14,216
Interest expense	(41)	(15)	(89)	(58)	(2,391)
Change in fair value of warrant liability	2,078	(118)	(1,354)	(2,494)	(1,594)
Other income	—	21	70	21	252
Loss before tax benefit	(12,641)	(9,343)	(25,991)	(22,480)	(298,047)
Benefit from income taxes	—	—	—	—	5,463
Net loss	(12,641)	(9,343)	(25,991)	(22,480)	(292,584)
Deemed dividend	—	—	—	—	(19,424)
Preferred stock accretion	—	—	—	—	(802)
Net loss attributable to common stockholders	$(12,641)	$(9,343)	$(25,991)	$(22,480)	$(312,810)
Net loss attributable to common stockholders per common shares — basic and diluted	$(0.37)	$(0.20)	$(0.75)	$(0.53)
Weighted-average common shares outstanding — basic and diluted	34,530,693	46,870,067	34,514,947	42,103,642

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

					Period from
					February 4,
					2002
	Three Months		Six Months		(inception)
	Ended June 30,		Ended June 30,		to June 30,
	2011	2012	2011	2012	2012

Net loss	$(12,641)	$(9,343)	$(25,991)	$(22,480)	$(292,584)

Other comprehensive income/(loss):

Unrealized gain (loss) on available-for-sale securities	29	(20)	29	13	17

Other comprehensive income/(loss), before income taxes	29	(20)	29	13	17
Provision for income taxes related to other comprehensive income/(loss) items (Note 1)	—	—	—	—	—

Other comprehensive income/(loss)	$29	$(20)	$29	$13	$17

Comprehensive loss	$(12,612)	$(9,363)	$(25,962)	$(22,467)	$(292,567)

Note 1 — Taxes have not been accrued on unrealized gain on securities as the Company is in a loss position for all periods presented.

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

			Period from
			February 4, 2002
	Six Months		(inception) to
	Ended June 30,		June 30,
	2011	2012	2012
Operating activities
Net loss	$(25,991)	$(22,480)	$(292,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	864	862	10,925
Amortization of non-cash compensation	—	—	522
Stock-based compensation - employees	5,302	3,145	38,883
Stock-based compensation - non-employees	—	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	1,354	2,494	1,594
Loss on disposal of asset	—	27	387
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Debt instrument convertible beneficial conversion feature	—	—	135
Changes in operating assets and liabilities:
Receivable due from GSK	(1,977)	(2,194)	(7,237)
Prepaid expenses and other current assets	(840)	3,245	(2,658)
Other non-current assets	—	267	(463)
Accounts payable and accrued expenses	(1,271)	(641)	9,067
Deferred revenue	(1,354)	(3,895)	23,608
Net cash used in operating activities	(23,913)	(19,170)	(213,775)
Investing activities
Sale and redemption of marketable securities	57,224	34,839	706,927
Purchases of marketable securities	(36,594)	(71,706)	(773,942)
Purchases of property and equipment	(182)	(3,939)	(17,829)
Net cash provided by/(used in) investing activities	20,448	(40,806)	(84,844)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	143,022
Proceeds from the issuance of common stock and warrants, net of issuance costs	—	62,057	175,303
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(40)	—	(5,587)
Payments of secured loan agreement	(626)	(726)	(3,440)
Proceeds from exercise of stock options	348	840	2,551
Proceeds from exercise of warrants (common and preferred)	—	—	264
Proceeds from capital asset financing arrangement	—	—	5,611
Proceeds from secured loan agreement	—	995	4,753
Net cash (used in) /provided by financing activities	(318)	63,166	327,477
Net (decrease) increase in cash and cash equivalents	(3,783)	3,190	28,858
Cash and cash equivalents at beginning of period	29,572	25,668	—
Cash and cash equivalents at end of period	$25,789	$28,858	$28,858

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)

			Period from
			February 4, 2002
	Six Months		(inception) to
	Ended June 30,		June 30,
	2011	2012	2012
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$89	$50	$2,083
Non-cash activities
Conversion of notes payable to preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$—	$—	$148,951
Accretion of redeemable convertible preferred stock	$—	$—	$802
Beneficial conversion feature related to the issuance of Series C redeemable convertible preferred stock	$—	$—	$19,424

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

On July 17, 2012, the Company entered into an Amended and Restated License and Expanded Collaboration Agreement (the “Expanded Collaboration Agreement”) with GlaxoSmithKline PLC (GSK) pursuant to which the Company and GSK will continue to develop and commercialize migalastat HCI, currently in Phase 3 development for the treatment of Fabry disease. The Expanded Collaboration Agreement amends and replaces in its entirety the License and Collaboration Agreement entered into between the Company and GSK on October 28, 2010 (the “Original Collaboration Agreement”) for the development and commercialization of migalastat HCl. Under the terms of the Expanded Collaboration Agreement, the Company and GSK will co-develop all formulations of migalastat HCl for Fabry disease, including  the development of migalastat HCl co-formulated with an investigational enzyme replacement therapy (ERT) for Fabry disease (the “Co-formulated Product”) in collaboration with another GSK collaborator JCR Pharmaceutical Co., Ltd.  The Company will commercialize all migalastat HCl products for Fabry disease in the United States while GSK will commercialize all such products in the rest of the world.

GSK is eligible to receive U.S. regulatory approval milestones totaling $20 million for migalastat HCl monotherapy and migalastat HCl for co-administration with ERT, and additional regulatory approval and product launch milestone payments totaling up to $35 million within seven years following the launch of the Co-formulated Product. The Company will also be responsible for certain pass-through milestone payments and single-digit royalties on the net U.S. sales of the Co-formulated Product that GSK must pay to a third party. In addition, the Company is no longer eligible to receive any milestones or royalties it would have been eligible to receive under the Original Collaboration Agreement other than a $3.5 million clinical development milestone achieved in the second quarter of 2012 and expected to be paid by GSK to Amicus in the third quarter of 2012.

The Company and GSK will continue to jointly fund development costs for all formulations of migalastat HCl in accordance with agreed upon development plans pursuant to which the Company and GSK will fund 25% and 75% of such costs, respectively, for the monotherapy and co-administration development of migalastat HCl for the remainder of 2012 and 40% and 60%, respectively, thereafter. Effective upon entry into the Expanded Collaboration Agreement, costs for the development of the Co-formulated Product are also split 40% and 60% between Amicus and GSK, respectively.

Additionally, simultaneous with entry into the Expanded Collaboration Agreement, the Company and GSK entered into a Stock Purchase Agreement (the “SPA”) pursuant to which GSK will purchase approximately 2.9 million shares of Amicus common stock at a price of $6.30 per share.  The total value of this equity investment to the Company is approximately $18.6 million and increases GSK’s ownership position in the Company to 19.9%. GSK purchased approximately 6.9 million shares for an aggregate investment of approximately $31 million in connection with entry into the Original Collaboration Agreement in 2010.

For further information, see “— Note 7. Collaborative Agreements” and “— Note 9. Subsequent Events.”

The Company had an accumulated deficit of approximately $292.6 million at June 30, 2012 and anticipates incurring losses through the year 2012 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from our initial public offering (IPO) and subsequent stock offerings, payments from partners during the terms of collaboration agreements and other financing arrangements.  In March 2010, the Company sold 4.95 million shares of its common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors for net proceeds of $17.1 million.  In October 2010, the Company sold 6.87 million shares of its common stock as part of the Original Collaboration Agreement with GSK for proceeds of $31 million.  In March 2012, the Company sold 11.5 million shares of its common stock in a stock offering for net proceeds of $62.0 million.  The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2012.

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

The Company’s collaboration agreement with GSK provided for, and any future collaborative agreements the Company may enter into also may provide for, contingent milestone payments. In order to determine the revenue recognition for these contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards (FASB) guidance on the milestone method of revenue recognition at the inception of a collaboration agreement.  The criteria requires that (i) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from the Company’s activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement.  If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved.

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

In May 2011, the FASB amended the FASB Accounting Standards Codification to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in fair value measurement guidance. In addition, the amendments require additional fair value disclosures. The amendments are effective for fiscal year 2012 and should be applied prospectively. The Company is currently evaluating the impact, if any, that the provisions of the amendments will have on its consolidated results of operations or financial position.

Note 2.  Cash, Cash Equivalents and Available-for-Sale Investments

As of June 30, 2012, the Company held $28.9 million in cash and cash equivalents and $66.9 million of available-for-sale investment securities which are reported at fair value on the Company’s balance sheet.  Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity.  If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.  To date, only temporary impairment adjustments have been recorded.

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

Cash and available for sale securities consisted of the following as of December 31, 2011 and June 30, 2012 (in thousands):

	As of December 31, 2011
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$25,668	$—	$—	$25,668
U.S. government agency securities	2,000	—	—	2,000
Corporate debt securities	13,943	—	(8)	13,935
Commercial paper	13,737	12	—	13,749
Certificate of deposit	350	—	—	350
	$55,698	$12	$(8)	$55,702

Included in cash and cash equivalents	$25,668	$—	$—	$25,668
Included in marketable securities	30,030	12	(8)	30,034
Total cash and available for sale securities	$55,698	$12	$(8)	$55,702

	As of June 30, 2012
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$28,858	$—	$—	$28,858
Corporate debt securities	41,602	1	(28)	41,575
Commercial paper	24,945	44	—	24,989
Certificate of deposit	350	—	—	350
	$95,755	$45	$(28)	$95,772

Included in cash and cash equivalents	$28,858	$—	$—	$28,858
Included in marketable securities	66,897	45	(28)	66,914
Total cash and available for sale securities	$95,755	$45	$(28)	$95,772

Unrealized gains and losses are reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity.  For the year ended December 31, 2011, unrealized holding gains included in accumulated other comprehensive income was $4 thousand.  For the six months ended June 30, 2012, unrealized holding gains included in accumulated other comprehensive income was $13 thousand.

For the year ended December 31, 2011 and the six months ended June 30, 2012, there were no realized gains or losses.  The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available for sale securities as of December 31, 2011 and June 30, 2012 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months.  The fair value of these available for sale securities in unrealized loss positions was $13.2 million and $37.2 million as of December 31, 2011 and June 30, 2012, respectively.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2011	2012	2011	2012
Statement of Operations
Net loss attributable to common stockholders	$(12,641)	$(9,343)	$(25,991)	$(22,480)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.37)	$(0.20)	$(0.75)	$(0.53)

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents.  Potentially dilutive common stock equivalents totaled approximately 7.6 million and 9.1 million for the six months ended June 30, 2011 and 2012, respectively.  Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Note 4.   Stockholders’ Equity

Common Stock and Warrants

On July 17, 2012, Amicus and GSK entered into the SPA pursuant to which GSK purchased 2.9 million unregistered shares of Amicus common stock at a price of $6.30 per share.  The total purchase price for these shares was $18.6 million and increases GSK’s ownership position in the Company to 19.9%.  The Company received all proceeds from the sale of such shares on July 26, 2012.

In March 2012, the Company sold 11.5 million shares of its common stock at a public offering price of $5.70 through a Registration Statement on Form S-3 that was declared effective by the SEC on May 27, 2009. The aggregate offering proceeds were $65.6 million.

In October 2010, GSK purchased approximately 6.9 million shares of the Company’s common stock at $4.56 per share in connection with the Original Collaboration Agreement.  The total value of this equity investment was approximately $31 million.

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

Stock Option Plans

During the three and six months ended June 30, 2012, the Company recorded compensation expense of approximately $1.8 million and $3.1 million, respectively.  The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities.  As of June 30, 2012, the total unrecognized compensation cost related to non-vested stock options granted was $9.6 million and is expected to be recognized over a weighted average period of 2.6 years.

The fair value of the options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2012	2011	2012
Expected stock price volatility	78.4%	77.0%	78.8%	77.5%
Risk free interest rate	2.1%	1.1%	2.2%	0.7%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

A summary of option activities related to the Company’s stock options for the six months ended June 30, 2012 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in millions)

Balance at December 31, 2011	6,653.5	$6.87
Options granted	1,395.1	$6.15
Options exercised	(223.7)	$3.77
Options forfeited	(589.8)	$7.97
Balance at June 30, 2012	7,235.1	$6.74	7.5 years	$3.5

Vested and unvested expected to vest, June 30, 2012	6,837.3	$6.79	7.4 years	$3.4
Exercisable at June 30, 2012	4,001.0	$7.59	6.3 years	$2.0

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

In addition, the Company committed to a second loan and security agreement with SVB in August 2011 (the “2011 Loan Agreement”) in order to finance certain capital expenditures made by the Company in connection with its move in March 2012 to new office and laboratory space in Cranbury, New Jersey.  The 2011 Loan Agreement provides for up to $3 million of equipment financing through January 2014. Borrowings under the 2011 Loan Agreement are collateralized by equipment purchased with the proceeds of the loan and bear interest at a variable rate of SVB prime + 2.5%.   The current SVB prime rate is 4.0%. In February 2012, the Company borrowed approximately $1.0 million from the 2011 Loan Agreement which will be repaid over the following 2.5 years.  The 2011 Loan Agreement contains the same financial covenants as the 2009 Loan Agreement.  The Company has at all times been in compliance with these covenants during the term of both agreements.

At June 30, 2012, the total amount due under the 2009 Loan Agreement and the 2011 Loan Agreement was $1.3 million.  The carrying amount of the Company’s borrowings approximates fair value at June 30, 2012.

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

Cash, Money Market Funds and Marketable Securities

The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date.  The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities.   No changes in valuation techniques or inputs occurred during the three months ended June 30, 2012.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2012.

Secured Debt

As disclosed in Note 5, the Company has loan and security agreements with Silicon Valley Bank.  The carrying amount of the Company’s borrowings approximates fair value at June 30, 2012.  The Company’s secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

Warrants

The Company allocated $3.3 million of proceeds from its March 2010 registered direct offering to warrants issued in connection with the offering that was classified as a liability.  The valuation of the warrants is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument.  The Company has determined that the warrant liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification.  There are six inputs: closing price of Amicus stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Amicus’ stock over that term; annual rate of dividends; and the riskless rate of return.  Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements.  The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Amicus stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market.  The riskless rate of return is a Level 2 input, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance.  Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy.  This liability is subject to fair value mark-to-market adjustment each period.  As a result, the Company recognized the change in the fair value of the warrant liability as non-operating expense of $0.1 million and $2.5 million for the three and six months ended June 30, 2012, respectively.  The resulting fair value of the warrant liability at June 30, 2012 was $4.4 million.  The weighted average assumptions used in the Black-Scholes valuation model for the warrants as of December 31, 2011 and June 30, 2012 are as follows:

	December 31, 2011	June 30, 2012
Expected stock price volatility	67.3%	73.27%
Risk free interest rate	0.28%	0.29%
Expected life of warrants (years)	2.17	1.67
Expected annual dividend per share	$0.00	$0.00

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of June 30, 2012, are identified in the following table (in thousands):

	Balance as of December 31, 2011
	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$25,668	$—	$25,668
Corporate debt securities	—	2,000	2,000
Commercial paper	—	13,749	13,749
Corporate debt securities	—	13,935	13,935
Certificate of deposit	—	350	350
	$25,668	$30,034	$55,702

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$1,044	$—	$1,044
Warrants liability	—	—	1,948	1,948
	$—	$1,044	$1,948	$2,992

	Balance as of June 30, 2012
	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$28,858	$—	$28,858
Corporate debt securities	—	41,575	41,575
Commercial paper	—	24,989	24,989
Certificate of deposit	—	350	350
	$28,858	$66,914	$95,772

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$1,314	$—	$1,314
Warrants liability	—	—	4,442	4,442
	$—	$1,314	$4,442	$5,756

The change in the fair value of the Level 3 liability was an increase of $0.1 million and a decrease of $2.1 million for the three months ended June 30, 2012, and 2011, respectively.  The change in fair value for the Level 3 liability was an increase of $2.5 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.

Note 7.  Collaborative Agreements

GSK

On October 28, 2010, the Company entered into the Original Collaboration Agreement with Glaxo Group Limited, an affiliate of GSK, to develop and commercialize migalastat HCl. Under the terms of the Original Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize migalastat HCl. In consideration of the license grant, the Company received an upfront, license payment of $30 million from GSK and was eligible to receive further payments of approximately $173.5 million upon the successful achievement of development, regulatory and commercialization milestones, as well as tiered double-digit royalties on global sales of migalastat HCl. GSK and the Company were jointly funding development costs in accordance with an agreed upon development plan. Additionally, GSK purchased approximately 6.9 million shares of the Company’s common stock at $4.56 per share, a 30% premium on the average price per share of the Company’s stock over a 60 day period preceding the closing date of the transaction. The total value of this equity investment to the Company was approximately $31 million and represented a 14.8% ownership position in the Company as of June 30, 2012.

In accordance with the revenue recognition guidance related to multiple-element arrangements, the Company identified all of the deliverables at the inception of the agreement. The significant deliverables were determined to be the worldwide licensing rights to migalastat HCl, the technology and “know how” transfer of migalastat HCl development to date, the delivery of the Company’s common stock and the research services to continue and complete the development of migalastat HCl. The Company determined that the worldwide licensing rights, the technology and “know how” transfer together with the research services represent one unit of accounting as none of these three deliverables on its own has standalone value separate from the other. The Company also determined that the delivery of the Company’s common stock does have standalone value separate from the worldwide licensing rights, the technology and “know how” transfer and the research services. As a result, the Company’s common stock was considered a separate unit of accounting and was accounted for as an issuance of common stock. However, as the Company’s common stock was sold at a premium to the market closing price, the premium amount paid over the market closing price was considered as additional consideration paid to the Company for the collaboration agreement and was included as consideration for the single unit of accounting identified above.

The total arrangement consideration which was allocated to the single unit of accounting identified above was $33.2 million which consists of the upfront license payment of $30 million and the premium over the closing market price of the common stock transaction of $3.2 million.  The Company will recognize this consideration as Collaboration Revenue on a straight-line basis over the development period of 5.2 years as included in the detailed development plan that was included in the Original Collaboration Agreement.  The Company determined that the overall level of activity over the development period approximates a straight-line approach.  At June 30, 2012, the Company had recognized approximately $10.9 million of the total arrangement consideration as Collaboration Revenue since the inception of the agreement.

The Company evaluated the contingent milestones included in the collaboration agreement at the inception of the Original Collaboration Agreement and determined that the contingent milestones are substantive milestones and will be recognized as revenue in the period that the milestone is achieved.  The Company determined that the research based milestones were commensurate with the enhanced value of each delivered item as a result of the

Company’s specific performance to achieve the milestones.  There was considerable effort underway to meet the specified milestones and efforts continue to complete the development of migalastat HCl.  Additionally, there is considerable time and effort involved in evaluating the data from the clinical trials that are planned and underway and if acceptable, in preparing the documentation required for filing for approval with the applicable regulatory authorities.  The research based milestones would have related to past performances when achieved and are reasonable relative to the other payment terms within the collaboration agreement, including the $30 million upfront payment and the cost sharing arrangement. In June 2012, the Company achieved a clinical development milestone and recognized $3.5 million of milestone revenue. Under the terms of the Expanded Collaboration Agreement, the Company is no longer entitled to receive any milestone payments from GSK.

On July 17, 2012, the Company entered into the Expanded Collaboration Agreement with GSK pursuant to which the Company and GSK will continue to develop and commercialize migalastat HCl. The Expanded Collaboration Agreement amends and replaces in its entirety the Original Collaboration Agreement. For further information, see “— Note 9. Subsequent Events.”

Note 8.  Restructuring Charges

In December 2009, the Company initiated and completed a facilities consolidation effort, closing one of its subleased locations in Cranbury, NJ.  The Company recorded a charge of $0.7 million during the fourth quarter of 2009 for minimum lease payments of $0.5 million and the write-down of fixed assets in the facility.

The following table summarizes the restructuring charges and utilization for the six months ended June 30, 2012 (in thousands):

	Balance as of December 31, 2011	Charges	Cash Payments	Adjustments	Balance as of June 30, 2012

Facilities consolidation	$38	—	$(38)	—	$—

Note 9.  Subsequent Events

The Company evaluated events that occurred subsequent to June 30, 2012 through the date of issuance of these financial statements.  The following events are noted:

Expanded GSK Collaboration Agreement

On July 17, 2012, the Company entered into the Expanded Collaboration Agreement with GSK pursuant to which the Company and GSK will continue to develop and commercialize migalastat HCl, currently in Phase 3 development for the treatment of Fabry disease. The Expanded Collaboration Agreement amends and replaces in its entirety the Original Collaboration Agreement entered into between the Company and GSK on October 28, 2010 for the development and commercialization of migalastat HCl. Under the terms of the Expanded Collaboration Agreement, the Company and GSK will co-develop all formulations of migalastat HCl for Fabry disease, including the development of the Co-formulated Product in collaboration with another GSK collaborator, JCR Pharmaceutical Co., Ltd.  The Company will commercialize all migalastat HCl products for Fabry disease in the United States while GSK will commercialize all such products in the rest of the world. The exclusive license granted to GSK under the Original Collaboration Agreement to commercialize migalastat HCl worldwide is therefore replaced under the Expanded Collaboration Agreement with two exclusive licenses: (i) an exclusive license from GSK to Amicus to commercialize migalastat HCl in the United States, and (ii) an exclusive license from Amicus to GSK to commercialize migalastat HCl in the rest of world. GSK and Amicus each have a license to manufacture migalastat HCl for commercialization of monotherapy and chaperone-ERT co-administration migalastat HCl products while GSK maintains an exclusive license to manufacture such products for development purposes (subject to limited exceptions) and to manufacture the Co-formulated Product.

GSK is eligible to receive U.S. regulatory approval milestones totaling $20 million for migalastat HCl monotherapy and chaperone-ERT co-administration, and additional regulatory approval and product launch milestone payments totaling up to $35 million within seven years following the launch of the Co-formulated Product. Amicus will also be responsible for certain pass-through milestone payments and single-digit royalties on the net U.S. sales of the Co-formulated Product that GSK must pay to a third party. In addition, Amicus is no longer eligible to receive any milestones or royalties it would have been eligible to receive under the Original Collaboration Agreement other than a $3.5 million clinical development milestone achieved in the second quarter of 2012 and expected to be paid by GSK to Amicus in the third quarter of 2012.

The Company and GSK will continue to jointly fund development costs for all formulations of migalastat HCl in accordance with agreed upon development plans pursuant to which Amicus and GSK will fund 25% and 75% of such costs, respectively, for the monotherapy and co-administration development of migalastat HCl for the remainder of 2012 and 40% and 60%, respectively, thereafter. Effective upon entry into the Expanded Collaboration Agreement, costs for the development of the Co-formulated Product are also split 40% and 60% between Amicus and GSK, respectively.

Additionally, simultaneous with entry into the Expanded Collaboration Agreement, Amicus and GSK entered into an SPA pursuant to which GSK purchased approximately 2.9 million shares of Amicus common stock at a price of $6.30 per share.  The SPA provides GSK with customary registration rights for the shares purchased and includes a six-month lock-up provision.  The total purchase price was $18.6 million and the Company received all proceeds from the sale of such shares on July 26, 2012.

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

•                  Migalasat HCl co-formulated with a proprietary preclinical ERT,

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

Our lead product candidate, migalastat HCl for Fabry disease, is in late Phase 3 development.  We are developing and commercializing migalastat HCl with an affiliate of GSK pursuant to the Expanded Collaboration Agreement entered into in July 2012. Our partnership with GSK allows us to utilize GSK’s significant expertise in clinical, regulatory, commercial and manufacturing matters in the development in migalastat HCl. In addition, the cost-sharing arrangements under the Expanded Collaboration Agreement provide us with financial strength and allow us to continue the development of migalastat HCl while also advancing our other programs. We also believe this collaboration is important in validating our status as a leader in the development of treatments for rare diseases given the increasing focus placed on the rare disease field.

Our Phase 3 clinical development program for the use of migalastat HCl as monotherapy in Fabry disease includes two global registration studies for patients with Fabry disease identified as having alpha-Gal A mutations amenable to migalastat HCl:    Study 011 and Study 012.  We completed enrollment of 67 total patients in Study 011, our placebo-controlled Phase 3 study, in December 2011 and expect results in the fourth quarter of 2012. We plan to use the data from Study 011 to support marketing applications for the U.S. Food and Drug Administration (FDA) and other regulatory agencies. Study 012 is our second phase 3 study for migalastat HCl intended to support the worldwide registration of migalastat HCl for Fabry disease.  We dosed the first patient in Study 012 in September 2011 to compare the safety and efficacy of migalastat HCl and ERT (agalsidase beta or agalsidase alfa) and expect to complete enrollment of approximately 50 patients by the end of 2012.

In addition to potential benefits pharmacological chaperones may provide as a monotherapy, we also believe the use of pharmacological chaperones co-administered and co-formulated with ERT may address certain key limitations of ERT. The use of pharmacological chaperones co-administered with ERT may significantly enhance the safety and efficacy of ERT by, among other effects, prolonging the half-life of infused enzymes in the circulation, increasing uptake of the active enzymes into cells and tissues, and increasing enzyme activity and substrate reduction in target tissues compared to that observed with ERT alone. We are evaluating the use of pharmacological chaperones co-administered with ERT in two Phase 2 clinical studies, one evaluating the use of migalastat HCl co-administered with ERT for Fabry disease (Study 013) and another evaluating the use of AT2220 co-administered with ERT for Pompe disease (Study 010).

We are also conducting preclinical studies with JCR Pharmaceutical Co., Ltd (JCR) evaluating migalastat HCl co-formulated with a proprietary recombinant human alpha-Gal A enzyme (JR-051). Preclinical studies conducted by Amicus, GSK and JCR suggest that this co-formulated chaperone-ERT product may provide greater alpha-Gal A enzyme uptake into tissue and markedly reduced levels of GL-3 in Fabry disease-relevant tissues compared to recombinant enzyme alone. Amicus and GSK believe that this co-formulated chaperone-ERT product for Fabry disease has the potential to enter clinical studies in 2013.

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

We have generated significant losses to date and expect to continue to generate losses as we continue the clinical development of our drug candidates, including migalastat HCl, and conduct preclinical studies on other programs.  These activities are budgeted to expand over time and will require further resources if we are to be successful.  From our inception in February 2002 through June 30, 2012, we have accumulated a deficit of $292.6 million.  As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial in the near term.

Program Status

Migalastat HCl for Fabry Disease: Phase 3 Global Registration Program

We and our partner GSK are conducting two Phase 3 global registration studies (Study 011 and Study 012) to support the global approval of migalastat HCl monotherapy for the treatment of Fabry disease. Study 011 and Study 012 are investigating migalastat HCl at an oral dose of 150 mg, administered every-other-day (QOD) to Fabry patients identified as having alpha-Gal A mutations amenable to migalastat HCl as a monotherapy. Study 011 is a randomized, placebo-controlled study with a six-month, double-blind primary treatment period and a six-month, open-label follow-up period. The primary endpoint is based on interstitial capillary globotriaosylceramide (GL-3) as measured in kidney biopsy. The six-month primary treatment period was completed in a total of 63 patients during the second quarter 2012. These patients received kidney biopsies at baseline and month six. All 63 of these patients are continuing in the six-month follow-up period, and all of these patients are expected to have 12-month kidney biopsies by year-end 2012.

We and GSK have recently engaged in encouraging interactions with the FDA regarding the planned NDA for migalastat HCl. The agency indicated it would consider safety and efficacy data from both the six- and 12-month kidney biopsies to support conditional approval under subpart H. In order to preserve the integrity and availability of clinical data for the open-label follow-up period, we and GSK have jointly determined that the unblinding and analysis of the data from the primary six-month treatment arm will not occur prior to fourth quarter 2012. We and GSK remain blinded to the results at this time.

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

Phase 2 and Phase 3 extension studies continue to evaluate long-term safety with migalastat HCl monotherapy in Fabry patients. As of June 30, 2012, all patients who have completed the six-month treatment and six-month follow-up periods in Study 011 are currently enrolled in a Phase 3 extension study. An additional 17 subjects continue in the ongoing Phase 2 extension study and have been receiving migalastat HCl for up to six years.

We will lead all U.S. commercial activities for migalastat HCl upon approval, including pricing, matching, patient access and reimbursement.

Pharmacological Chaperone-ERT (PC-ERT) Co-Administration for Lysosomal Storage Diseases

Fabry Disease

Study 013 is an ongoing open-label Phase 2 study to investigate a single oral dose of migalastat HCl (150 mg or 450 mg) co-administered two hours prior to ERT (Fabrazyme or Replagal) in males diagnosed with Fabry disease. When co-administered with ERT, migalastat HCl is designed to bind to and stabilize the enzyme in the circulation, independent of alpha-Gal A mutation type.

Positive preliminary results from Study 013 were announced in the first quarter 2012 in patients who received migalastat HCl 150 mg co-administered with Fabrazyme (0.5 mg/kg or 1.0 mg/kg). We expect to present results at a Fall 2012 scientific conference. Both Amicus and GSK are committed to working together to advance this Fabry co-administration program, which has been recognized as having significant medical interest and importance. A repeat-dose global study of migalastat HCl co-administered with ERT is currently being designed as the next step in U.S. and global development. Following the withdrawal of the U.S. marketing application for Replagal, Fabrazyme remains the only ERT with conditional approval in the U.S.

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

Positive preliminary results from Study 010 were announced in the second quarter 2012 in patients enrolled in the first two cohorts of the study at the lowest dose groups of AT2220. Previous preclinical studies using acid alpha-glucosidase (GAA) knock-out mouse models of Pompe disease demonstrated that AT2220 co-administered with ERT increased the ERT uptake in key tissues of disease, including skeletal muscle and heart. This increased ERT uptake into muscle following AT2220-ERT co-administration corresponded in preclinical studies with greater reductions in muscle glycogen compared to ERT alone. Glycogen is the substrate that accumulates in the lysosomes of muscles in patients with Pompe disease. We expect to present additional results at a Fall 2012 scientific conference.

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

Gaucher Disease and Other Lysosomal Storage Diseases

We are also investigating chaperone-ERT combinations as potential next-generation treatments for Gaucher and other undisclosed lysosomal storage diseases where we believe there are significant opportunities to improve treatment outcomes. In Gaucher disease, we are continuing preclinical studies to evaluate two pharmacological chaperones, AT2101 (afegostat tartrate) and AT3375, in combination with ERT (beta-glucosidase). Both of these chaperones target the enzyme deficient in Gaucher disease.

Collaboration with GSK

On July 17, 2012, the Company entered into the Expanded Collaboration Agreement (the “Expanded Collaboration Agreement”) with GSK pursuant to which the Company and GSK will continue to develop and commercialize migalastat HCI, currently in Phase 3 development for the treatment of Fabry disease. The Expanded Collaboration Agreement amends and replaces in its entirety the Original Collaboration Agreement for the development and commercialization of migalastat HCl. Under the terms of the Expanded Collaboration Agreement, the Company and GSK will co-develop all formulations of migalastat HCl for Fabry disease, including the development of migalastat HCl co-formulated with JR-051. The Company will commercialize all migalastat HCl products for Fabry disease in the United States while GSK will commercialize all such products in the rest of the world. The exclusive license granted to GSK under the Original Collaboration Agreement to commercialize migalastat HCl worldwide is therefore replaced under the Expanded Collaboration Agreement with two exclusive licenses: (i) an exclusive license from GSK to Amicus to commercialize migalastat HCl in the United States, and (ii) an exclusive license from Amicus to GSK to commercialize migalastat HCl in the rest of world. GSK and Amicus each have a license to manufacture migalastat HCl for commercialization of monotherapy and chaperone-ERT co-administration migalastat HCl products while GSK maintains an exclusive license to manufacture such products for development purposes (subject to limited exceptions) and to manufacture the Co-formulated Product. In the event of a change of control of Amicus during the term of the Expanded Collaboration Agreement, GSK has the option to purchase an exclusive license to develop, manufacture and commercialize migalastat HCl in the United States.

GSK is eligible to receive U.S. regulatory approval milestones totaling $20 million for migalastat HCl monotherapy and chaperone-ERT co-administration, and additional regulatory approval and product launch milestone payments totaling up to $35 million within seven years following the launch of the Co-formulated Product. Amicus will also be responsible for certain pass-through milestone payments and single-digit royalties on the net U.S. sales of the Co-formulated Product that GSK must pay to a third party. In addition, Amicus is no longer eligible to receive any milestones or royalties it would have been eligible to receive under the Original Collaboration Agreement other than a $3.5 million clinical development milestone achieved in the second quarter of 2012 and expected to be paid by GSK to Amicus in the third quarter of 2012.

The Company and GSK will continue to jointly fund development costs for all formulations of migalastat HCl in accordance with agreed upon development plans pursuant to which Amicus and GSK will fund 25% and 75% of such costs, respectively, for the monotherapy and co-administration development of migalastat HCl for the remainder of 2012 and 40% and 60%, respectively, thereafter. Beginning immediately, costs for the development of the Co-formulated Product are also split 40% and 60% between Amicus and GSK, respectively.

Additionally, simultaneous with entry into the Expanded Collaboration Agreement, the Company and GSK entered into a Stock Purchase Agreement (the “SPA”) pursuant to which GSK will purchase approximately 2.9 million shares of Amicus common stock at a price of $6.30 per share.  The total value of this equity investment to the Company is approximately $18.6 million and increases GSK’s ownership position in the Company to 19.9%.

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

Financial Operations Overview

Revenue

In November 2010, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus.  The total upfront consideration received of $33.2 million will be recognized as Collaboration and Milestone Revenue on a straight-line basis over the development period of the collaboration agreement which is approximately 5.2 years. In June 2012, we recognized $3.5 million as milestone revenue due to the completion of the last patient visit in the Fabry Phase 3 011 study. For the three and six months ended June 30, 2012, we recognized approximately $5.2 million and $6.8 million, respectively, of the total upfront consideration and milestone event as Collaboration and Milestone Revenue, and approximately $5.5 million and $11.6 million, respectively, of Research Revenue for reimbursed research and development costs..

Research and Development Expenses

We expect to continue to incur substantial research and development expenses as we continue to develop our product candidates and explore new uses for our pharmacological chaperone technology.  However, we will share future research and development costs related to migalastat HCl with GSK in accordance with the Expanded Collaboration Agreement.  Research and development expense consists of:

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

We expense research and development costs as incurred, including payments made to date under our license agreements.  We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates.  From our inception in February 2002 through June 30, 2012, we have incurred research and development expense in the aggregate of $293.3 million.

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

					Period from
					February 4, 2002
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
Projects	2011	2012	2011	2012	2012
Third party direct project expenses
Migalastat HCl (Fabry Disease — Phase 3)	$4,166	$4,560	$8,228	$10,269	$75,604
Afegostat tartrate (Gaucher Disease — Phase 2*)	(1)	15	(201)	42	26,157
AT2220 (Pompe Disease — Phase 2)	41	3	45	—	13,243
Neurodegenerative Diseases (Preclinical)	498	124	949	341	8,949
Co-Administration studies (Fabry & Pompe - Phase 2; Gaucher - Preclinical)	48	1,320	169	2,188	5,138
Total third party direct project expenses	4,752	6,022	9,190	12,840	129,091
Other project costs (1)
Personnel costs	4,801	5,203	9,724	10,645	103,896
Other costs (2)	2,065	2,498	3,829	4,242	60,360
Total other project costs	6,866	7,701	13,553	14,887	164,256

Total research and development costs	$11,618	$13,723	$22,743	$27,727	$293,347

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions.  Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services.  From our inception in February 2002 through June 30, 2012, we spent $123.2 million on general and administrative expense.

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

While there were no significant changes during the quarter ended June 30, 2012 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

The Original Collaboration Agreement with GSK provided for, and any future collaboration agreements we may enter into also may provide for contingent milestone payments. In order to determine the revenue recognition for these contingent milestones, we evaluate the contingent milestones using the criteria as provided by the FASB guidance on the milestone method of revenue recognition at the inception of a collaboration agreement.  The criteria requires that (i) we determine if the milestone is commensurate with either our performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement.  If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2012	2011	2012
Expected stock price volatility	78.4%	77.0%	78.8%	77.5%
Risk free interest rate	2.1%	1.1%	2.2%	0.7%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

Warrants

The warrants issued in connection with the March 2010 registered direct offering are classified as a liability.  The fair value of the warrants liability is evaluated at each balance sheet date using the Black-Scholes valuation model.  This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument.  Any changes in the fair value of the warrants liability is recognized in the consolidated statement of operations.  The weighted average assumptions used in the Black-Scholes valuation model for the warrants December 31, 2011 and June 30, 2012 are as follows:

	December 31, 2011	June 30, 2012
Expected stock price volatility	67.3%	73.27%
Risk free interest rate	0.28%	0.29%
Expected life of warrants (years)	2.17	1.67
Expected annual dividend per share	$0.00	$0.00

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amount)	2011	2012	2011	2012
Historical
Numerator:
Net loss attributable to common stockholders	$(12,641)	$(9,343)	$(25,991)	$(22,480)

Denominator:
Weighted average common shares outstanding - basic and diluted	34,530,693	46,870,067	34,514,947	42,103,642

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents.  Potentially dilutive common stock equivalents totaled approximately 7.6 million and 9.1 million for the six months ended June 30, 2011 and 2012, respectively.  Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue. For the three months ended June 30, 2012 we recognized $3.5 million as milestone revenue upon achieving clinical development milestone and $1.7 million of the total upfront consideration received from GSK upon entry into the License and Collaboration Agreement as Collaboration Revenue. The total upfront consideration received of $33.2 million will be recognized as Collaboration and Milestone Revenue on a straight-line basis over the development period of the collaboration agreement which is approximately 5.2 years.

Research revenue was $5.5 million for the three months ended June 30, 2012, representing an increase of $3.1 million or 129% from the $2.4 million for the three months ended June 30, 2011. The increase was due to an increase in GSK’s reimbursement rate from 50% to 75% on Jan 1, 2012 and increased overall expenditures in the development of migalastat HCl.

Research and Development Expense. Research and development expense was $13.7 million for the three months ended June 30, 2012, representing an increase of $2.1 million or 18% from $11.6 million for the three months ended June 30, 2011.  The variance was primarily attributable to higher personnel costs, an increase in consulting costs and an increase in contract research and manufacturing costs due to the increased activity within the Fabry program.

General and Administrative Expense. General and administrative expense was $5.8 million for the three months ended June 30, 2012, representing a decrease of $0.9 million or 13% from $6.7 million for the three months ended June 30, 2011.  The decrease was primarily due to additional stock option compensation expense recognized in 2011 as a result of the change in the terms of the Chief Executive Officer’s stock options resulting from his resignation and subsequent reappointment to the Chief Executive Officer position partially offset by an increase in personnel costs associated with a severance charge of $0.7 million in 2012.

Interest Income and Interest Expense. Interest income was $0.12 million for the three months ended June 30, 2012, representing an increase of $ 0.07 million or 140% increase from $0.05 million for the three months ended June 30, 2011. The increase was due to overall higher average cash and investment balances, due to cash raised in the March 2012 stock offering.  Interest expense was approximately $0.02 million for the three months ended June 30, 2012 compared to $0.04 for the three months ended June 30, 2011.  The decrease was due to less outstanding debt during the period on the secured loan.

Change in Fair Value of Warrant Liability.  In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and remeasure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the three months ended June 30, 2012, we reported an expense of $0.1 million related to the increase in fair value of these warrants as compared to a gain of $2.1 million for the three months ended June 30, 2011, representing a decrease of $2.2 million or 106%. The decrease was due to the fluctuations in the price of our common stock.

Other Income. Other income was $0.02 million for the three months ended June 30, 2012 and represents cash received from the sale of property, plant and equipment.

Results of Operations

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue. For the six months ended we recognized $3.5 million as milestone revenue upon achieving clinical development milestone and $3.3 million of the total upfront consideration received from GSK upon entry into the License and Collaboration Agreement as Collaboration Revenue. The total upfront consideration received of $33.2 million will be recognized as Collaboration and Milestone Revenue on a straight-line basis over the development period of the collaboration agreement which is approximately 5.2 years.

Research revenue was $11.6 million for the six months ended June 30, 2012, representing an increase of $4.9 million or 73% from the $6.7 million for the six months ended June 30, 2011. The increase was due to an increase in GSK’s reimbursement rate from 50% to 75% on Jan 1, 2012.

Research and Development Expense. Research and development expense was $27.7 million for the six months ended June 30, 2012, representing an increase of $5.0 million or 22% from $22.7 million for the six months ended June 30, 2011.  The variance was primarily attributable to higher personnel costs, an increase in consulting costs and an increase in contract research and manufacturing costs due to the increased activity within the Fabry program.

General and Administrative Expense. General and administrative expense was $9.9 million for the six months ended June 30, 2012, representing a decrease of $1.2 million or 11% from $11.1 million for the six months ended June 30, 2011.  The decrease was primarily due to additional stock option compensation expense recognized in 2011 as a result of the change in the terms of the Chief Executive Officer’s stock options resulting from his resignation and subsequent reappointment to the Chief Executive Officer position partially offset by an increase in personnel costs associated with a severance charge of $0.7 million in 2012.

Interest Income and Interest Expense. Interest income was $0.1 million for the six months ended June 30, 2012, and 2011.  Interest expense was approximately $0.06 million for the six months ended June 30, 2012 compared to $0.09 for the three months ended June 30, 2011.  The decrease was due to less outstanding debt during the period on the secured loan.

Change in Fair Value of Warrant Liability.  In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and remeasure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the six months ended June 30, 2012, we reported an expense of $2.5 million related to the increase in fair value of these warrants as compared to an expense of $1.4 million for the six months ended June 30, 2011, representing an increase of $1.1 million or 79%. The increase was due to the fluctuations in the price of our common stock.

Other Income/Expense. Other income for the six months ended June 30, 2011 represents funds received from the U.S. Treasury Department in February 2011 of $0.07 million under the Qualified Therapeutic Discovery Projects tax credit and grant program.  Other income for the six months ended June 30, 2012 was $0.02 million and represents cash received from the sale of property, plant and equipment.

Liquidity and Capital Resources

Source of Liquidity

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002.  We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007, $18.5 million of gross proceeds from our Registered Direct Offering in March 2010, $65.6 million of gross proceeds from our stock offering in March 2012, $80.0 million from the non-refundable license fees from the collaboration agreements and $31.0 million from GSK’s investment in the Company. In the future, we expect to fund our operations, in part, through the receipt of cost-sharing payments from GSK.  The following table summarizes our significant funding sources as of June 30, 2012:

			Approximate
			Amount (1)
Funding	Year	No. Shares	(in thousands)

Series A Redeemable Convertible Preferred Stock	2002	444,443	$2,500
Series B Redeemable Convertible Preferred Stock	2004, 2005, 2006, 2007	4,917,853	31,189
Series C Redeemable Convertible Preferred Stock	2005, 2006	5,820,020	54,999
Series D Redeemable Convertible Preferred Stock	2006, 2007	4,930,405	60,000
Common Stock	2007	5,000,000	75,000
Upfront License Fee from Shire	2007	—	50,000
Registered Direct Offering	2010	4,946,524	18,500
Upfront License Fee from GSK	2010	—	30,000
Common Stock GSK	2010	6,866,245	31,285
Common Stock	2012	11,500,000	65,550

		44,425,491	$419,023

(1)          Represents gross proceeds

On July 17, 2012, we entered into an SPA with GSK, pursuant to which GSK purchased 2.9 million unregistered shares of our common stock at a price of $6.30 per share.  The total purchase price for these shares was $18.6 million and increases GSK’s ownership position to 19.9%.  We received all proceeds from the sale of such shares on July 26, 2012.

In addition, in conjunction with the GSK collaboration agreement, we received reimbursement of research and development expenditures from the date of the agreement (October 28, 2010) through March 31, 2012 of $10.9 million.  We also received $31.1 million in reimbursement of research and development expenditures from the Shire collaboration from the date of the agreement (November 7, 2007) through year-end 2009.

As of June 30, 2012, we had cash, cash equivalents and marketable securities of $95.8 million.  We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts.  Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.  Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operating Activities

Net cash used in operations for the six months ended June 30, 2011 was $23.9 million due primarily to the net loss for the six months ended June 30, 2011 of $26.0 million and the change in operating assets and liabilities of $5.4 million.  The change in operating assets and liabilities consisted of an increase in receivables from GSK related to the collaboration agreement of $2.0 million; a decrease in deferred revenue of $1.4 million related to the recognition of the upfront payment from GSK for the collaboration agreement; and a decrease in accounts payable and accrued expenses of $1.3 million related to program expenses.

Net cash used in operations for the six months ended June 30, 2012 was $19.2 million, due primarily to the net loss for the six months ended June 30, 2012 of $22.5 million and the change in operating assets and liabilities of $3.2 million. The change in operating assets and liabilities consisted of a increase in receivables from GSK related to the collaboration agreement of $2.2 million; a decrease of $3.2 million in prepaid assets primarily related to a receivable from the sale of state net operating loss carry forwards, or NOLs; a decrease of $0.3 in non-current assets related to the return of the security deposit on the terminated lease; a decrease in deferred revenue of $3.9 million related to the recognition of the upfront payment from GSK for the collaboration agreement and a decrease in accounts payable and accrued expenses of $0.6 million related to program expenses.

Net Cash Provided By/ (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2011 was $20.4 million.  Net cash provided by investing activities reflects $57.2 million for the sale and redemption of marketable securities partially offset by $36.6 million for the purchase of marketable securities and $0.2 million for the acquisition of property and equipment.

Net cash used in investing activities for the six months ended June, 2012 was $40.8 million.  Net cash used by investing activities reflects $71.7 million for the purchase of marketable securities and $3.9 million for the acquisition of property and equipment partially offset by $34.8 million for the sale and redemption of marketable securities.

Net Cash (Used in)/Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2011 was $0.3 million, consisting primarily of $0.6 million of payments on our secured loan agreement and capital lease obligations.  The payments were partially offset by $0.3 million of cash proceeds from the exercise of stock options.

Net cash provided by financing activities for the three months ended June 30, 2012 was $63.2 million, consisting of $62.1 million from the issuance of common stock, $1.0 million as proceeds from the new secured loan agreement with SVB and $0.8 million from the exercise of stock options. This was partially offset by the payments of our secured loan agreement of $0.7 million.

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

•                  the continuation of our collaboration with GSK and GSK’s achievement of milestone payments thereunder;

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

We do not anticipate that we will generate revenue from commercial sales until at least 2013, if at all.  In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We believe that our existing cash and cash equivalents and short term investments will be sufficient to cover our cash flow requirements for 2012.

Financial Uncertainties Related to Potential Future Payments

Milestone Payments

We have acquired rights to develop and commercialize our product candidates through licenses granted by various parties. While our license agreements for migalastat HCl and AT2220 do not contain milestone payment obligations, two of these agreements related to afegostat tartrate do require us to make such payments if certain specified pre-commercialization events occur.  Upon the satisfaction of certain milestones and assuming successful development of afegostat tartrate, we may be obligated, under the agreements that we have in place, to make future milestone payments aggregating up to approximately $7.9 million. In addition, under the Expanded Collaboration Agreement, GSK is eligible to receive U.S. regulatory approval milestones totaling $20 million for migalastat HCl monotherapy and migalastat HCl for co-administration with ERT, and additional regulatory approval and product launch milestone payments totaling up to $35 million within seven years following the launch of the Co-formulated Product.  However, such potential milestone payments are subject to many uncertain variables that would cause such payments, if any, to vary in size.

Royalties

Under our license agreements, if we owe royalties on net sales for one of our products to more than one licensor, then we have the right to reduce the royalties owed to one licensor for royalties paid to another.  The amount of royalties to be offset is generally limited in each license and can vary under each agreement.  For migalastat HCl and AT2220, we will owe royalties only to Mt. Sinai School of Medicine (MSSM). We would expect to pay royalties to all three licensors with respect to afegostat tartrate should we advance afegostat tartrate to commercialization.  To date, we have not made any royalty payments on sales of our.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities.  We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk.  The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk.  We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.  At June 30, 2012, we held $95.8 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income.  Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

ITEM 1A.  RISK FACTORS

The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should understand that it is not possible to predict or identify all such risks.  Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception. We currently do not, and since inception never have had, any products available for commercial sale. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our cumulative net loss attributable to common stockholders since inception was $312.8 million and we had an accumulated deficit of $292.6 million as of June 30, 2012. To date, we have financed our operations primarily through private placements of our redeemable convertible preferred stock, proceeds from our initial public offering and subsequent stock offerings, payments from partners during the terms of collaboration agreements and other financing arrangements. We have devoted substantially all of our efforts to research and development, including our preclinical development activities and clinical trials. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several years and we are unable to predict the extent of any future losses as we:

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

We expect to continue to incur substantial research and development expenses in connection with our ongoing activities, particularly as we continue our Phase 3 development of migalastat HCl. Further, subject to obtaining regulatory approval of any of our product candidates including migalastat HCl, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers and product distribution.  While research and development costs associated with our migalastat HCl program will be shared with GSK so long as our collaboration continues, we remain responsible for all costs related to our other programs.

Should GSK terminate our collaboration agreement, we would likely  need to seek additional funding in order to complete any clinical trials related to migalastat HCl, seek regulatory approvals of migalastat HCl, and  launch the product candidate outside of the United States and continue our other clinical and preclinical programs. Capital may not be available when needed on terms that are acceptable to us, or at all, especially in light of the current challenging economic environment. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.

Our future capital requirements will depend on many factors, including:

•                  the progress and results of our clinical trials of migalastat HCl;

•                  the continuation of our collaboration agreement with GSK and GSK’s achievement of milestone payments thereunder;

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

Until such time, if ever, as we generate product revenue to finance our operations, we expect to finance our cash needs through public or private equity offerings and debt financings, corporate collaboration and licensing arrangements and grants from patient advocacy groups, foundations and government agencies. If we are able to raise capital by issuing equity securities, as we did in March 2012, our stockholders will experience dilution.  In addition, stockholders may experience dilution if the holders of the warrants issued in connection with our March 2010 offering exercise their warrants. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may include rights that are senior to the holders of our common stock. Each of our current loan and security agreements with Silicon Valley Bank includes a covenant whereby we must maintain a minimum amount of liquidity measured at the end of each month where unrestricted cash, cash equivalents and marketable securities is greater than $20 million plus outstanding debt due to Silicon Valley Bank. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise capital through additional collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us or our stockholders.

We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies, that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of assets or businesses, or strategic alliances and collaborations, to expand our existing technologies and operations.  We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations and cash flows.  We have no experience with acquiring other companies and limited experience with forming collaborations.  We may not be able to find suitable acquisition candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith.  Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business.  We may not be able to find suitable collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.

To finance any acquisitions or collaborations, we may choose to issue debt or shares of our common stock as consideration. Any such issuance of shares would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other assets or companies or fund a transaction using our stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

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

•                  obtaining marketing approvals from the United States Food and Drug Administration (FDA) and similar regulatory authorities outside the U.S.;

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

Even if our early stage clinical trials are successful, we will need to conduct additional clinical trials with larger numbers of patients receiving the drug for longer periods for all of our product candidates before we are able to seek approvals to market and sell these product candidates from the FDA and regulatory authorities outside the U.S. In addition, each of our product candidates is based on our pharmacological chaperone technology. To date, we are not aware that any product based on chaperone technology has been approved by the FDA. As a result, while we have reached agreement with the FDA that a surrogate primary endpoint may be evaluated in our Phase 3 study for migalastat HCl, we cannot be sure what endpoints the FDA will require us to measure in later-stage clinical trials of our other product candidates. If the FDA requires different endpoints than the endpoints we anticipate using or a different analysis of those endpoints, it may be more difficult for us to obtain, or we may be delayed in obtaining, FDA approval of our product candidates. If we are not successful in commercializing any of our lead product candidates, or are significantly delayed in doing so, our business will be materially harmed.

We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA.

We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA. We have not obtained regulatory approval nor commercialized any of our product candidates. Although we completed enrollment in our first Phase 3 study of migalastat HCl, we have not yet completed a Phase 3 clinical trial for any of our product candidates.  Our limited experience might prevent us from successfully designing or implementing a clinical trial. We have limited experience in conducting and managing the application process necessary to obtain regulatory approvals and we might not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead product candidates, or might be significantly delayed in doing so, which will materially harm our business.

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

Even if migalastat HCl or any other product candidate that we develop receives marketing approval, we will continue to face extensive regulatory requirements and the product may still face future development and regulatory difficulties.

Even if marketing approval is obtained, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for potentially costly post-market surveillance, post-approval studies or clinical trials. For example, any labeling ultimately approved by the FDA for migalastat HCl, if it is approved for marketing, may include restrictions on use, such as limitations on how Fabry disease is defined and diagnosed. In addition, the labeling may include restrictions based upon evidence of specific genetic mutations or symptoms found in patients. Migalastat HCl will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, distribution, promotion, recordkeeping and submission of safety and other post-market information, including adverse events, and any changes to the approved product, product labeling, or manufacturing process. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information, and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug. For products approved under the Accelerated Approval regulations, the FDA has the authority to require clinical studies to confirm the clinical benefit associated with the surrogate endpoint. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practice, or cGMP, and other regulations.

If we, our drug products or the manufacturing facilities for our drug products fail to comply with applicable regulatory requirements, a regulatory agency may:

•                                          issue warning letters or untitled letters;

•                                          seek an injunction or impose civil or criminal penalties or monetary fines;

•                                          suspend or withdraw marketing approval;

•                                          suspend any ongoing clinical trials;

•                                          refuse to approve pending applications or supplements to applications submitted by us;

•                                          suspend or impose restrictions on operations, including costly new manufacturing requirements;

•                                          seize or detain products, refuse to permit the import or export of products or request that we initiate a product recall; or

•                                          refuse to allow us to enter into supply contracts, including government contracts.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. In particular, any labeling approved by the FDA for migalastat HCL or any of our other product candidates may include restrictions on use. The FDA may impose further requirements or restrictions on the distribution or use of migalastat HCL or any of our other product candidates as part of a REMS plan. If we receive marketing approval for migalastat HCl or any other product candidates, physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

•                  strength of marketing and distribution support and timing of market introduction of competitive products;

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

In addition, the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Health Care Reform Law”) are designed to overhaul the United States health care system and regulate many aspects of health care delivery and financing.  The Health Care Reform Law is intended to broaden access to health insurance, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.  The Health Care Reform Law will require the promulgation of substantial regulations with significant effects on the health care industry.

A number of provisions contained in the Health Care Reform Law may affect us and will likely increase certain of our costs.  For example, the new law revised the definition of “average manufacturer price” for reporting purposes and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, which could increase the amount of Medicaid drug rebates to states.     Additionally, the Health Care Reform Law includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole.”  We do not know the full effect that the Health Care Reform Law will have on our commercialization efforts if migalastat HCl, or any other of our drugs, is approved.  Although it is too early to determine the effect of the Health Care Reform Law, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, including migalastat HCl, we may be unable to generate product revenue.

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

The development and commercialization of new drugs is highly competitive and competition is expected to increase. We face competition with respect to our current product candidates and any products we may seek to develop, acquire or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of lysosomal storage diseases, including Fabry disease. These products include sanofi aventis’ Fabrazyme® and Shire plc’s Replagal®. In addition, sanofi aventis, Shire and Actelion, Ltd. market and sell Cerezyme® , VPRIV and Zavesca®, respectively, for the treatment of Gaucher disease, and sanofi aventis markets and sells Myozyme® and Lumizyme® for the treatment of Pompe disease. In addition, taliglucerase alfa, a new enzyme replacement therapy for the treatment of Gaucher disease which is being developed by Protalix BioTherapeutics and Pfizer, Inc., was approved by the FDA for Type 1 Gaucher disease in May. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties, including eliglustat tartrate, an oral treatment developed by sanofi aventis and in Phase 3 development for the treatment of Gaucher disease, and taliglucerase alfa, a new enzyme replacement therapy for the treatment of Gaucher disease which is being developed by Protalix BioTherapeutics.

Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or noncompetitive. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We may also face competition from off-label use of other approved therapies. There can be no assurance that developments by others will not render our product candidates or any acquired products obsolete or noncompetitive either during the research phase or once the products reaches commercialization.

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

Our contract manufacturers are required to adhere to FDA regulations setting forth cGMP. These regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize. Our manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the U.S. Our failure or the failure of our third party manufacturers, to comply with applicable regulations could significantly and adversely affect regulatory approval and supplies of our product candidates.

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

We are transitioning our business to focus on the commercialization of our products, specifically migalastat HCl, and we may require increased reliance on third-party relationships to enable this transition, which may have an adverse effect on our business.

We acquired the US commercial rights to all formulations of migalastat HCl under the Expanded Collaboration Agreement with GSK entered into in July 2012. We therefore need to continue to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We have not yet demonstrated an ability to obtain marketing approval for or commercialize a product candidate. As a result, we may not be as successful as companies that have previously obtained marketing approval for drug candidates and commercially launched drugs.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.  Factors that may inhibit our efforts to commercialize our products include:

•                                          our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•                                          the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;

•                                          the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•                                          unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

For each of our product candidates, we are collaborating with physicians, patient advocacy groups, foundations and government agencies in order to assist with the development of our products. We plan to pursue similar activities in future programs and plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, such as our collaboration for migalastat HCl with GSK for commercialization rights outside of the United States. We also may seek to establish collaborations for the sales, marketing and distribution of our products. If we elect to seek collaborators in the future but are unable to reach agreements with suitable collaborators, we may fail to meet our business objectives for the affected product or program. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts, if any, to establish and implement collaborations or other alternative arrangements. The terms of any collaboration or other arrangements that we establish, if any, may not be favorable to us.

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

•                  our collaborators may have the first right to maintain or defend our intellectual property rights and, although we would likely have the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators’ acts or omissions; and

•                  our collaborators may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.

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

We expect that a substantial amount of the funding for our operations will come from our collaboration with GSK.  We and GSK are jointly developing migalastat HCl and sharing costs associated with the development program in accordance with agreed upon development plans. Under the plans, while we currently pay 25% of joint development costs for development of all formulations of migalastat HCl other than migalastat HCl co-formulated with ERT (for which we will pay 40% beginning with entry into the Expanded Collaboration Agreement in July 2012), we will be responsible for 40% of joint development costs for all formulations of migalastat HCl beginning in 2013.  Our business plan and financial guidance currently include assumptions regarding GSK’s cost-sharing obligations. However, GSK may elect to terminate this collaboration at its discretion. If this collaboration is unsuccessful, or if it is terminated in whole or in part, our business could be adversely affected. As a result, we could require additional financing earlier than we currently expect, or need to take additional steps to manage the financial risk associated with such termination, including actions that may affect our other programs. In addition, while we are collaborating with GSK on the development of migalastat HCl, GSK has ultimate decision making authority with respect to clinical development.

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

The patents and patent applications that we have licensed from Mt. Sinai School of Medicine relating to use of migalastat HCl to treat Fabry disease expire in 2018 in the U.S., 2019 in Europe and Japan and 2019 in Canada. The patent applications covering migalastat HCl to treat Fabry disease have been sublicensed by us to GSK, which now controls the worldwide prosecution of said patent applications to the extent they relate to migalastat HCl. GSK also controls post-grant patent prosecution and enforcement proceedings outside of the U.S. only. Patents that we have licensed claiming afegostat expire between 2015 and 2016 in the U.S. and in 2015 in the UK, France, Sweden, Germany, Switzerland and Japan. In the U.S., we have several issued patents that were licensed from the Mt. Sinai School of Medicine covering afegostat tartrate’s methods of use which expire in 2018. We own a U.S. patent and its corresponding foreign patents and patent applications covering afegostat tartrate (a specific salt form of afegostat) and its use to treat Gaucher disease, which expires in 2027.  Other than the patents and patent applications covering afegostat tartrate and its use to treat Gaucher disease, we currently have no pending or issued patents covering methods of using afegostat tartrate to treat Gaucher disease outside of the U.S. other than the pending applications covering the use of afegostat in combination with ERT to treat Gaucher disease.  Patents and patent applications that we own or have licensed relating to the use of AT2220 (duvoglustat HCl) expire in 2018 in the U.S. (not including the Hatch-Waxman statutory extension, which is described above). Further, we currently do not have composition of matter protection for AT2220 (duvoglustat HCl) in the U.S. or either composition of matter or method of use protection outside of the U.S. Where we lack patent protection outside of the U.S., we intend to seek orphan medicinal product designation and to rely on statutory data exclusivity provisions in jurisdictions outside the U.S. where such protections are available, including Europe. If we are unable to obtain such protection outside the U.S., our competitors may be free to use and sell afegostat and/or AT2220 (duvoglustat HCl) outside of the U.S. and there will be no liability for infringement or any other barrier to competition. The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:

•                  We do not hold composition of matter patents covering migalastat HCl and AT2220 (duvoglustat HCl). Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. For our product candidates for which we do not hold composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method of use patents that we may hold.

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

No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering our product candidates, technology or methods. Because of the number of patents issued and patent applications filed in our field, we believe there is a risk that third parties may allege they have patent rights encompassing our product candidates, technology or methods.

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

Our product candidates, including migalastat HCl, and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have not obtained regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in preparing, submitting and maintaining the applications necessary to obtain regulatory approvals and expect to rely on third party contract research organizations to assist us in this process.  In the case of migalastat HCl, GSK will have primary responsibility for the preparation, submission and maintenance of applications for approval with regulatory agencies outside the United States.

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

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA and non-U.S. regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post approval commitments that render the approved product not commercially viable. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn, including for failure to comply with regulatory requirements or if clinical or manufacturing problems follow initial marketing. Under the terms of our collaboration with GSK, GSK will have considerable influence over matters relating to the submission of an NDA for migalastat HCl in the U.S. and decision-making authority over applications for approval outside the U.S.  GSK will also have primary responsibility for interactions with regulatory agencies outside the U.S.

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

We intend to have our products marketed outside the U.S which, for migalastat HCl, will be done by GSK, if ever. In order to market our products in the EU and many other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedures vary among countries and can involve additional testing and clinical trials. The time required to obtain approval may differ from that required to obtain FDA approval. The regulatory approval process outside the U.S. may include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement by government-backed healthcare regulators or insurance providers before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.   Under the terms of our collaboration with GSK, GSK will have considerable influence and decision making authority over matters relating to the submission of applications for approval of migalastat HCl outside the U.S.  GSK will also have primary responsibility for interactions with regulatory agencies outside the U.S.  We, therefore, are heavily reliant on GSK for the prosecution of such applications.

Risks Related to Employee Matters

Our future success depends on our ability to retain our Chief Executive Officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on John F. Crowley, our Chairman and Chief Executive Officer, Bradley L. Campbell, our Chief Business Officer, David J. Lockhart, Ph.D., our Chief Scientific Officer, Pol F. Boudes, M.D., our Chief Medical Officer and William D. Baird, III, our Chief Financial Officer. These executives each have significant pharmaceutical industry experience. Mr. Crowley is a commissioned officer in the U.S. Navy (Reserve), and he may be called to active duty service at any time. The loss of Mr. Crowley for protracted military duty could materially adversely affect our business. The loss of the services of any of these executives might impede the achievement of our research, development and commercialization objectives and materially adversely affect our business. We do not maintain “key person” insurance on Mr. Crowley or on any of our other executive officers.

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

Our executive officers, directors and affiliated stockholders beneficially own shares representing approximately 59% of our common stock as of June 30, 2012. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

After deducting expenses of approximately $6.9 million, we received net offering proceeds of approximately $68.1 million from our initial public offering.  As of June 30, 2012, we have used the proceeds of approximately $68.1 million for clinical development of our projects, research and development activities relating to additional preclinical projects and to fund working capital and other general corporate purposes.

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

As of June 30, 2012, we have used approximately $17.1 million in net proceeds to further advance the development of our lead product candidate, migalastat HCl, and the completion of certain activities required for the submission of a license application globally, as well as for general corporate matters.

March 2012 Stock Offering

In March 2012, the Company sold 11.5 million shares of its common stock at a public offering price of $5.70 through a Registration Statement on Form S-3 that was declared effective by the SEC on May 27, 2009. The aggregate offering proceeds were $65.6 million. Leerink Swann LLC and Cowen and Company served as placement agents for the offering.

We paid Leerink Swann LLC and Cowen and Company a placement agency fee equal to 5.0% of the aggregate offering proceeds, approximately $3.3 million. The net proceeds of the offering were approximately $62.0 million after deducting the placement agency fee and all other estimated offering expenses. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of June 30, 2012, we had invested the $62.1 million in net proceeds from our registered direct offering in money market funds and in investment-grade, interest bearing instruments, pending their use.  Through June 30, 2012, we have not used the net proceeds from this offering.  We intend to use the proceeds from this offering to advance the clinical and preclinical development of our pharmacological chaperone monotherapy, co-formulation and co-administration programs, especially our lead program migalastat HCl for Fabry disease; to potentially enter into collaborations, alliances and other business development opportunities including the acquisition of preclinical-stage, clinical-stage and marketed products that are consistent with our strategic plan and support our continued transformation to a commercial biotechnology company, and for other general corporate purposes.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

There were no purchases of our common stock for the three months ended June 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-laws

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10K filed on February 28, 2012

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

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

AMICUS THERAPEUTICS, INC.

Date: August 7, 2012	By: /s/ JOHN F. CROWLEY

John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2012	By: /s/ WILLIAM D. BAIRD III

William D. Baird III
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-laws

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10K filed on February 28, 2012

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

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