Form 10-Q
period 2012-09-30
AMICUS THERAPEUTICS INC
filed 2012-11-06
CIK 1178879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of October 26, 2012 was 49,449,489 shares.

AMICUS THERAPEUTICS, INC

Form 10-Q for the Quarterly Period Ended September 30, 2012

		Page

PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements (unaudited)	4

	Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012	4

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2012, and period February 4, 2002 (inception) to September 30, 2012	5

	Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2011 and 2012, and period February 4, 2002 (inception) to September 30, 2012	6

	Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2011 and 2012, and period February 4, 2002 (inception) to September 30, 2012	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION		34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

SIGNATURES		37

INDEX TO EXHIBITS		38

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.  We have included important factors in the cautionary statements discussed under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.

You should read this quarterly report on Form 10-Q in conjunction with the documents that we reference herein.  We do not assume any obligation to update any forward-looking statements.

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements (unaudited)

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31,	September 30,
	2011	2012
Assets:
Current assets:
Cash and cash equivalents	$25,668	$24,273
Investments in marketable securities	30,034	81,942
Receivable due from GSK	5,043	3,184
Prepaid expenses and other current assets	5,903	3,077
Total current assets	66,648	112,476

Property and equipment, less accumulated depreciation and amortization of $9,507 and $8,080 at December 31, 2011 and September 30, 2012, respectively	2,438	5,293
Other non-current assets	709	442
Total Assets	$69,795	$118,211

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,708	$9,428
Current portion of deferred reimbursements	8,504	—
Current portion of secured loan	1,044	502
Total current liabilities	19,256	9,930

Deferred reimbursements, less current portion	18,999	27,235
Warrant liability	1,948	3,889
Secured loan, less current portion	—	398

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 125,000,000 shares authorized, 34,654,206 shares issued and outstanding at December 31, 2011, 125,000,000 shares authorized, 49,360,659 shares issued and outstanding at September 30, 2012	407	554
Additional paid-in capital	299,285	385,042
Accumulated other comprehensive income	4	37
Deficit accumulated during the development stage	(270,104)	(308,874)
Total stockholders’ equity	29,592	76,759
Total Liabilities and Stockholders’ Equity	$69,795	$118,211

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

					Period from
					February 4,
					2002
	Three Months		Nine Months		(inception)
	Ended September 30,		Ended September 30,		to September 30,
	2011	2012	2011	2012	2012
Revenue:
Research revenue	$4,138	$—	$10,824	$11,591	$57,493
Collaboration and milestone revenue	1,660	—	4,980	6,820	64,382
Total revenue	$5,798	$—	$15,804	$18,411	$121,875

Operating Expenses:
Research and development	$13,711	$11,499	$36,455	$39,226	$304,846
General and administrative	4,841	4,995	15,963	14,909	128,158
Restructuring charges	—	—	—	—	1,522
Impairment of leasehold improvements	—	—	—	—	1,030
Depreciation and amortization	380	422	1,243	1,284	11,347
In-process research and development	—	—	—	—	418
Total operating expenses	18,932	16,916	53,661	55,419	447,321
Loss from operations	(13,134)	(16,916)	(37,857)	(37,008)	(325,446)
Other income (expenses):
Interest income	31	92	136	235	14,308
Interest expense	(32)	(19)	(121)	(77)	(2,410)
Change in fair value of warrant liability	3,376	553	2,022	(1,941)	(1,041)
Other income	—	—	70	21	252
Loss before tax benefit	(9,759)	(16,290)	(35,750)	(38,770)	(314,337)
Benefit from income taxes	—	—	—	—	5,463
Net loss	(9,759)	(16,290)	(35,750)	(38,770)	(308,874)
Deemed dividend	—	—	—	—	(19,424)
Preferred stock accretion	—	—	—	—	(802)
Net loss attributable to common stockholders	$(9,759)	$(16,290)	$(35,750)	$(38,770)	$(329,100)
Net loss attributable to common stockholders per common shares — basic and diluted	$(0.28)	$(0.34)	$(1.03)	$(0.88)
Weighted-average common shares outstanding — basic and diluted	34,979,702	48,513,647	34,544,768	44,255,885

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

					Period from
					February 4,
					2002
	Three Months		Nine Months		(inception)
	Ended September 30,		Ended September 30,		to September 30,
	2011	2012	2011	2012	2012

Net loss	$(9,759)	$(16,290)	$(35,750)	$(38,770)	$(308,874)

Other comprehensive income/(loss):

Unrealized (loss) gain on available-for-sale securities	(11)	20	3	33	37

Other comprehensive income/(loss), before income taxes	(11)	20	3	33	37
Provision for income taxes related to other comprehensive income/(loss) items (Note 1)	—	—	—	—	—

Other comprehensive income/(loss)	$(11)	$20	$3	$33	$37

Comprehensive loss	$(9,770)	$(16,270)	$(35,747)	$(38,737)	$(308,837)

Note 1 — Taxes have not been accrued on unrealized gain on securities as the Company is in a loss position for all periods presented.

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

			Period from
			February 4, 2002
	Nine Months		(inception) to
	Ended September 30,		September 30,
	2011	2012	2012
Operating activities
Net loss	$(35,750)	$(38,770)	$(308,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	1,243	1,284	11,347
Amortization of non-cash compensation	—	—	522
Stock-based compensation - employees	7,243	4,743	40,480
Stock-based compensation - non-employees	—	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	(2,022)	1,941	1,041
Loss on disposal of asset	—	28	388
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Debt instrument convertible beneficial conversion feature	—	—	135
Changes in operating assets and liabilities:
Receivable due from GSK	(4,630)	1,859	(3,184)
Prepaid expenses and other current assets	(447)	2,826	(3,077)
Other non-current assets	—	267	(463)
Accounts payable and accrued expenses	(192)	(280)	9,428
Deferred reimbursements	(2,346)	(268)	27,235
Net cash used in operating activities	(36,901)	(26,370)	(220,976)
Investing activities
Sale and redemption of marketable securities	78,255	47,445	719,535
Purchases of marketable securities	(47,097)	(99,320)	(801,558)
Purchases of property and equipment	(398)	(4,167)	(18,056)
Net cash provided by/(used in) investing activities	30,760	(56,042)	(100,079)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	143,022
Proceeds from the issuance of common stock and warrants, net of issuance costs	—	80,195	193,441
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	(40)	—	(5,587)
Payments of secured loan agreement	(940)	(1,139)	(3,853)
Proceeds from exercise of stock options	359	966	2,677
Proceeds from exercise of warrants (common and preferred)	—	—	264
Proceeds from capital asset financing arrangement	—	—	5,611
Proceeds from secured loan agreement	—	995	4,753
Net cash (used in) /provided by financing activities	(621)	81,017	345,328
Net (decrease) increase in cash and cash equivalents	(6,762)	(1,395)	24,273
Cash and cash equivalents at beginning of period	29,572	25,668	—
Cash and cash equivalents at end of period	$22,810	$24,273	$24,273
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$121	$72	$2,104
Non-cash activities
Conversion of notes payable to preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$—	$—	$148,951
Accretion of redeemable convertible preferred stock	$—	$—	$802
Beneficial conversion feature related to the issuance of Series C redeemable convertible preferred stock	$—	$—	$19,424

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

On July 17, 2012, the Company entered into an Amended and Restated License and Expanded Collaboration Agreement (the “Expanded Collaboration Agreement”) with an affiliate of GlaxoSmithKline PLC (GSK) pursuant to which the Company and GSK will continue to develop and commercialize migalastat HCI, currently in Phase 3 development for the treatment of Fabry disease. The Expanded Collaboration Agreement amends and replaces in its entirety the License and Collaboration Agreement entered into between the Company and GSK on October 28, 2010 (the “Original Collaboration Agreement”) for the development and commercialization of migalastat HCl. Under the terms of the Expanded Collaboration Agreement, the Company and GSK will co-develop all formulations of migalastat HCl for Fabry disease, including the development of migalastat HCl co-formulated with an investigational enzyme replacement therapy (ERT) for Fabry disease (the “Co-formulated Product”) in collaboration with another GSK collaborator JCR Pharmaceutical Co., Ltd.  The Company will commercialize all migalastat HCl products for Fabry disease in the United States while GSK will commercialize all such products in the rest of the world.

GSK is eligible to receive U.S. regulatory approval milestones totaling $20 million for migalastat HCl monotherapy and migalastat HCl for co-administration with ERT, and additional regulatory approval and product launch milestone payments totaling up to $35 million within seven years following the launch of the Co-formulated Product. The Company will also be responsible for certain pass-through milestone payments and single-digit royalties on the net U.S. sales of the Co-formulated Product that GSK must pay to a third party. In addition, the Company is no longer eligible to receive any milestones or royalties it would have been eligible to receive under the Original Collaboration Agreement other than a $3.5 million clinical development milestone achieved in the second quarter of 2012 and paid by GSK to Amicus in the third quarter of 2012.

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

Additionally, simultaneous with entry into the Expanded Collaboration Agreement, the Company and GSK entered into a Stock Purchase Agreement (the “SPA”) pursuant to which GSK purchased approximately 2.9 million shares of Amicus common stock at a price of $6.30 per share.  The total value of this equity investment to the Company is approximately $18.6 million and increases GSK’s ownership position in the Company to 19.9%. GSK purchased approximately 6.9 million shares for an aggregate investment of approximately $31 million in connection with entry into the Original Collaboration Agreement in 2010.

For further information, see “— Note 7. Collaborative Agreements.”

The Company had an accumulated deficit of approximately $308.9 million at September 30, 2012 and anticipates incurring losses through the year 2012 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from our initial public offering (IPO) and subsequent stock offerings, payments from partners during the terms of collaboration agreements and other financing arrangements.  In March 2010, the Company sold 4.95 million shares of its common stock and warrants to purchase 1.85 million shares of common stock in a registered direct offering to a select group of institutional investors for net proceeds of $17.1 million.  In October 2010, the Company sold 6.87 million shares of its common stock as part of the Original Collaboration Agreement with GSK for proceeds of $31 million and 2.9 million shares of its common stock in connection with the Expanded Collaboration Agreement.  In March 2012, the Company sold 11.5 million shares of its common stock in a stock offering for net proceeds of $62.0 million.  The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2013.

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

The Company also considers the impact of potential future payments it makes in its role as a vendor to its customers and evaluates if these potential future payments could be a reduction of revenue from that customer.  If the potential future payments to the customer are:

•                  A payment for an identifiable benefit, and

•                  The identifiable benefit is separable from the existing relationship between the Company and its customer, and

•                  The identifiable benefit can be obtained from a party other than the customer, and

•                  The Company can reasonably estimate the fair value of the identifiable benefit,

then the payments are accounted for separate from the revenue received from that customer. If, however, all these criteria are not satisfied, then the payments are treated as a reduction of revenue from that customer.

If the Company determines that any potential future payments to its customers are to be considered as a reduction of revenue, it must evaluate if the total amount of revenue to be received under the arrangement is fixed and determinable.  If the total amount of revenue is not fixed and determinable due to the uncertain nature of the potential future payments to the customer, then any customer payments cannot be recognized as revenue until the total arrangement consideration becomes fixed and determinable.

The reimbursements for research and development costs under collaboration agreements that meet the criteria for revenue recognition are included in Research Revenue and the costs associated with these reimbursable amounts are included in research and development expenses.

In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards (FASB) guidance on the milestone method of revenue recognition at the inception of a collaboration agreement.  The criteria requires that (i) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from the Company’s activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement.  If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved.

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

Note 2.  Cash, Cash Equivalents and Available-for-Sale Investments

As of September 30, 2012, the Company held $24.3 million in cash and cash equivalents and $81.9 million of available-for-sale investment securities which are reported at fair value on the Company’s balance sheet.  Unrealized holding gains and losses are reported within accumulated other comprehensive income/ (loss) as a separate component of stockholders’ equity.  If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.  To date, only temporary impairment adjustments have been recorded.

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

Cash and available for sale securities consisted of the following as of December 31, 2011 and September 30, 2012 (in thousands):

	As of December 31, 2011
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$25,668	$—	$—	$25,668
U.S. government agency securities	2,000	—	—	2,000
Corporate debt securities	13,943	—	(8)	13,935
Commercial paper	13,737	12	—	13,749
Certificate of deposit	350	—	—	350
	$55,698	$12	$(8)	$55,702

Included in cash and cash equivalents	$25,668	$—	$—	$25,668
Included in marketable securities	30,030	12	(8)	30,034
Total cash and available for sale securities	$55,698	$12	$(8)	$55,702

	As of September 30, 2012
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$24,273	$—	$—	$24,273
Corporate debt securities	49,773	11	(7)	49,777
Commercial paper	29,211	30	—	29,241
Certificate of deposit	2,921	3	—	2,924
	$106,178	$44	$(7)	$106,215

Included in cash and cash equivalents	$24,273	$—	$—	$24,273
Included in marketable securities	81,905	44	(7)	81,942
Total cash and available for sale securities	$106,178	$44	$(7)	$106,215

Unrealized gains and losses are reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity.  For the year ended December 31, 2011, unrealized holding gains included in accumulated other comprehensive income was $4 thousand.  For the nine months ended September 30, 2012, unrealized holding gains included in accumulated other comprehensive income was $33 thousand.

For the year ended December 31, 2011 and the nine months ended September 30, 2012, there were no realized gains or losses.  The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available for sale securities as of December 31, 2011 and September 30, 2012 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months.  The fair value of these available for sale securities in unrealized loss positions was $13.2 million and $15.3 million as of December 31, 2011 and September 30, 2012, respectively.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2011	2012	2011	2012
Statement of Operations
Net loss attributable to common stockholders	$(9,759)	$(16,290)	$(35,750)	$(38,770)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.28)	$(0.34)	$(1.03)	$(0.88)

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents.  Potentially dilutive common stock equivalents totaled approximately 8.5 million and 10.4 million for the nine months ended September 30, 2011 and 2012, respectively.  Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

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

Stock Option Plans

During the three and nine months ended September 30, 2012, the Company recorded compensation expense of approximately $1.6 million and $4.7 million, respectively.  The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities.  As of September 30, 2012, the total unrecognized compensation cost related to non-vested stock options granted was $11.6 million and is expected to be recognized over a weighted average period of 2.7 years.

The fair value of the options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2012	2011	2012
Expected stock price volatility	78.4%	76.2%	78.8%	77.5%
Risk free interest rate	1.3%	0.9%	2.0%	0.8%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

A summary of option activities related to the Company’s stock options for the nine months ended September 30, 2012 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in millions)

Balance at December 31, 2011	6,653.5	$6.87
Options granted	2,801.1	$5.34
Options exercised	(256.9)	$3.76
Options forfeited	(692.8)	$7.79
Balance at September 30, 2012	8,504.9	$6.39	7.6 years	$3.7
Vested and unvested expected to vest, September 30, 2012	7,967.8	$6.46	7.5 years	$3.5
Exercisable at September 30, 2012	4,211.0	$7.48	6.2 years	$1.7

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

At September 30, 2012, the total amount due under the 2009 Loan Agreement and the 2011 Loan Agreement was $0.9 million.  The carrying amount of the Company’s borrowings approximates fair value at September 30, 2012.

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

Cash, Money Market Funds and Marketable Securities

The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date.  The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities.   No changes in valuation techniques or inputs occurred during the three months ended September 30, 2012.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2012.

Secured Debt

As disclosed in Note 5, the Company has loan and security agreements with Silicon Valley Bank.  The carrying amount of the Company’s borrowings approximates fair value at September 30, 2012.  The Company’s secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

Warrants

The Company allocated $3.3 million of proceeds from its March 2010 registered direct offering to warrants issued in connection with the offering that was classified as a liability.  The valuation of the warrants is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument.  The Company has determined that the warrant liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification.  There are six inputs: closing price of Amicus stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Amicus’ stock over that term; annual rate of dividends; and the riskless rate of return.  Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements.  The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Amicus stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market.  The riskless rate of return is a Level 2 input, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance.  Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy.  This liability is subject to fair value mark-to-market adjustment each period.  As a result, the Company recognized the change in the fair value of the warrant liability as non-operating income of $0.6 million and non-operating expense of $1.9 million for the three and nine months ended September 30, 2012, respectively.  The resulting fair value of the warrant liability at September 30, 2012 was $3.9 million.  The weighted average assumptions used in the Black-Scholes valuation model for the warrants as of December 31, 2011 and September 30, 2012 are as follows:

	December 31, 2011	September 30, 2012
Expected stock price volatility	67.3%	76.0%
Risk free interest rate	0.28%	0.19%
Expected life of warrants (years)	2.17	1.42
Expected annual dividend per share	$0.00	$0.00

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of September 30, 2012, are identified in the following table (in thousands):

	Balance as of December 31, 2011
	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$25,668	$—	$25,668
U.S. government agency securities	—	2,000	2,000
Commercial paper	—	13,749	13,749
Corporate debt securities	—	13,935	13,935
Certificate of deposit	—	350	350
	$25,668	$30,034	$55,702

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$1,044	$—	$1,044
Warrants liability	—	—	1,948	1,948
	$—	$1,044	$1,948	$2,992

	Balance as of September 30, 2012
	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$24,273	$—	$24,273
Corporate debt securities	—	49,777	49,777
Commercial paper	—	29,241	29,241
Certificate of deposit	—	2,924	2,924
	$24,273	$81,942	$106,215

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$900	$—	$900
Warrants liability	—	—	3,889	3,889
	$—	$900	$3,889	$4,789

The change in the fair value of the Level 3 liability was a decrease of $0.6 million and $3.4 million for the three months ended September 30, 2012, and 2011, respectively.  The change in fair value for the Level 3 liability was an increase of $1.9 million and a decrease of $2.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 7.  Collaborative Agreements

GSK Collaboration

On October 28, 2010, the Company entered into the Original Collaboration Agreement with Glaxo Group Limited, an affiliate of GSK, to develop and commercialize migalastat HCl. Under the terms of the Original Collaboration Agreement, GSK received an exclusive worldwide license to develop, manufacture and commercialize migalastat HCl. In consideration of the license grant, the Company received an upfront, license payment of $30 million from GSK and was eligible to receive further payments of approximately $173.5 million upon the successful achievement of development, regulatory and commercialization milestones, as well as tiered double-digit royalties on global sales of migalastat HCl. GSK and the Company were jointly funding development costs in accordance with an agreed upon development plan. Additionally, GSK purchased approximately 6.9 million shares of the Company’s common stock at $4.56 per share, a 30% premium on the average price per share of the Company’s stock over a 60 day period preceding the closing date of the transaction. The total value of this equity investment to the Company was approximately $31 million.

On July 17, 2012, the Company entered into the Expanded Collaboration Agreement with GSK pursuant to which the Company and GSK will continue to develop and commercialize migalastat HCI, currently in Phase 3 development for the treatment of Fabry disease. The Expanded Collaboration Agreement amends and replaces in its entirety the “Original Collaboration Agreement” for the development and commercialization of migalastat HCl. Under the terms of the Expanded Collaboration Agreement, the Company and GSK will co-develop all formulations of migalastat HCl for Fabry disease, including  the development of migalastat HCl co-formulated with an investigational enzyme replacement therapy (ERT) for Fabry disease (the “Co-formulated Product”) in collaboration with another GSK collaborator JCR Pharmaceutical Co., Ltd.  The Company will commercialize all migalastat HCl products for Fabry disease in the United States while GSK will commercialize all such products in the rest of the world.

The exclusive license granted to GSK under the Original Collaboration Agreement to commercialize migalastat HCl worldwide was replaced under the Expanded Collaboration Agreement, which grants two exclusive licenses: (i) an exclusive license from GSK to the Company to commercialize migalastat HCl in the United States, and (ii) an exclusive license from the Company to GSK to commercialize migalastat HCl in the rest of world. Amicus and GSK each have a license to manufacture migalastat HCl for commercialization of monotherapy and chaperone-ERT co-administration migalastat HCl products while GSK maintains an exclusive license to manufacture such products for development purposes (subject to limited exceptions) and to manufacture the Co-formulated Product. In the event of a change of control in the Company during the term of the Expanded Collaboration Agreement, GSK has the option to purchase an exclusive license to develop, manufacture and commercialize migalastat HCl in the United States.

GSK is eligible to receive U.S. regulatory approval milestones totaling $20 million for migalastat HCl monotherapy and migalastat HCl-ERT co-administration, and additional regulatory approval and product launch milestone payments totaling up to $35 million within seven years following the launch of the Co-formulated Product. The Company will also be responsible for certain pass-through milestone payments and single-digit royalties on the net U.S. sales of the Co-formulated Product that GSK must pay to a third party. In addition, the Company is no longer eligible to receive any milestones or royalties it would have been eligible to receive under the Original Collaboration Agreement other than a $3.5 million clinical development milestone achieved in the second quarter of 2012 and paid by GSK to Amicus in the third quarter of 2012.

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

Additionally, simultaneous with entry into the Expanded Collaboration Agreement, the Company and GSK entered into a the SPA pursuant to which GSK purchased approximately 2.9 million shares of Amicus common stock at a price of $6.30 per share.  The total value of this equity investment to the Company is approximately $18.6 million and increases GSK’s ownership position in the Company to 19.9%. GSK purchased approximately 6.9 million shares for an aggregate investment of approximately $31 million in connection with entry into the Original Collaboration Agreement in 2010.

Under the Original Collaboration Agreement, the upfront license fee, together with the premium received on the stock purchase, was being recognized as Collaboration Revenue over the original development period.  In addition, the Company was receiving reimbursements of research expenditures under the cost sharing arrangement which was being accounted for as research revenue on the statement of operations.  Under the Expanded Collaboration Agreement, the Company will continue to receive research expense reimbursements for the development of migalastat HCl but may be required to pay contingent milestones to GSK in the future related to the US commercial rights to migalastat HCl.

In accordance with the revenue recognition guidance related to multiple-element arrangements, the Company identified all of the deliverables at the inception of the Expanded Collaboration Agreement.  The significant deliverables were determined to be the rest of world licensing rights to migalastat HCl, the research services to continue and complete the development of migalastat HCl and the delivery of the Company’s common stock. The Company determined that the rest of world licensing rights and the research services represent one unit of accounting as none of these deliverables on its own has standalone value separate from the other. The Company also determined that the delivery of the Company’s common stock does have standalone value separate from the rest of world licensing rights and the research services. As a result, the Company’s common stock was considered a separate unit of accounting and was accounted for as an issuance of common stock. However, as the Company’s common stock was sold at a premium to the market closing price, the premium amount paid over the market closing price was determined to be additional consideration paid to the Company for the collaboration agreement and was included as consideration for the single unit of accounting (rest of world licensing rights and research services) identified above.

In evaluating the impact of the Expanded Collaboration Agreement, the Company applied the accounting guidance regarding the impact of potential future payments it may make in its role as a vendor (Amicus) to its customer (GSK) and evaluated if these potential future payments could be a reduction of revenue from GSK.  If the potential future payments to GSK are:

•                  A payment for an identifiable benefit, and

•                  The identifiable benefit is separable from the existing relationship between the Company and GSK, and

•                  The identifiable benefit can be obtained from a party other than GSK, and

•                  The Company can reasonably estimate the fair value of the identifiable benefit,

then the potential future payments would be treated separately from the collaboration and research revenue.  However, if all these criteria are not satisfied, then the potential future payments are treated as a reduction of revenue.

Accordingly, the Company does not believe that, for accounting purposes, the new US licensing rights to migalastat HCl obtained from GSK represent a separate, identifiable benefit from the licenses in the Original Collaboration Agreement.  The contingent amounts payable to GSK are not sufficiently separable from GSK’s original license and the research and development reimbursements such that Amicus could not have entered into a similar exchange transaction with another party.  Additionally, the Company cannot reasonably estimate the fair value of the US licensing rights to migalastat HCl.

The Company determined that the potential future payments to GSK would be treated as a reduction of revenue and that the total amount of revenue to be received under the arrangement is no longer fixed or determinable as the contingent milestone payments are subject to significant uncertainty.

As a result, the Company will no longer recognize any of the upfront license fee and premium on the equity purchase from GSK until such time the arrangement consideration becomes fixed or determinable, because an indeterminable amount may ultimately be payable back to GSK.  These amounts (the balance of the unrecognized upfront license fee and the premium on the equity purchases) will be classified as deferred reimbursements on the balance sheet.

The recognition of Research Revenue is also affected by the determination that the overall total arrangement consideration is no longer fixed and determinable, despite the fact that the research activities will continue and that the research expense reimbursements by GSK to Amicus will be received as the research activities related to the reimbursement would have already been completed.  Therefore any research reimbursements from GSK will be recorded as deferred reimbursements on the balance sheet and not recognized until the total arrangement consideration becomes fixed and determinable.

As a result, all revenue recognition was suspended until the total arrangement consideration becomes fixed and determinable. In addition, future milestone payments made by the Company will be applied against the balance of this deferred reimbursements account.  Revenue recognition for research expense reimbursements, the original upfront, and the equity premiums will resume once the total arrangement consideration becomes fixed and determinable which will occur when the balance of the deferred reimbursements account is sufficient to cover all the remaining contingent milestone payments.

Under the Original Collaboration Agreement, the Company evaluated the contingent milestones and determined that they were substantive milestones and would be recognized these as revenue in the period that the milestone is achieved.  The Company determined that the research based milestones were commensurate with the enhanced value of each delivered item as a result of the Company’s specific performance to achieve the milestones.  The research based milestones would have related to past performances when achieved and were reasonable relative to the other payment terms within the Original Collaboration Agreement. In June 2012, the Company achieved a clinical development milestone and recognized $3.5 million of milestone revenue. Under the terms of the Expanded Collaboration Agreement, the Company is no longer entitled to receive any milestone payments from GSK.

Note 8.  Restructuring Charges

In December 2009, the Company initiated and completed a facilities consolidation effort, closing one of its subleased locations in Cranbury, NJ.  The Company recorded a charge of $0.7 million during the fourth quarter of 2009 for minimum lease payments of $0.5 million and the write-down of fixed assets in the facility.

The following table summarizes the restructuring charges and utilization for the nine months ended September 30, 2012 (in thousands):

	Balance as of December 31, 2011	Charges	Cash Payments	Adjustments	Balance as of September 30, 2012

Facilities consolidation	$38	—	$(38)	—	$—

Note 9.  Subsequent Events

The Company evaluated events that occurred subsequent to September 30, 2012 through the date of issuance of these financial statements and there were no material recognized or non-recognized events during this period.

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

Our Phase 3 clinical development program for the use of migalastat HCl as monotherapy in Fabry disease includes two global registration studies for patients with Fabry disease identified as having alpha-Gal A mutations amenable to migalastat HCl:  Study 011 and Study 012.  We completed enrollment of 67 total patients in Study 011, our placebo-controlled Phase 3 study, in December 2011 and expect results in the fourth quarter of 2012. We plan to use the data from Study 011 to support marketing applications for the U.S. Food and Drug Administration (FDA) and other regulatory agencies. Study 012 is our second phase 3 study for migalastat HCl intended to support the worldwide registration of migalastat HCl for Fabry disease.  We dosed the first patient in Study 012 in September 2011 to compare the safety and efficacy of migalastat HCl and ERT (agalsidase beta or agalsidase alfa) and achieved target enrollment in October 2012 ahead of schedule.

In addition to potential benefits pharmacological chaperones may provide as a monotherapy, we also believe the use of pharmacological chaperones co-administered and co-formulated with ERT may address certain key limitations of ERT. The use of pharmacological chaperones co-administered with ERT may significantly enhance the safety and efficacy of ERT by, among other effects, prolonging the half-life of infused enzymes in the circulation, increasing uptake of the active enzymes into cells and tissues, and increasing enzyme activity and substrate reduction in target tissues compared to that observed with ERT alone. We are evaluating the use of pharmacological chaperones co-administered with ERT in two Phase 2 clinical studies: one study evaluating the use of migalastat HCl co-administered with ERT for Fabry disease (Study 013) and another study evaluating the use of AT2220 co-administered with ERT for Pompe disease (Study 010).

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

We have generated significant losses to date and expect to continue to generate losses as we continue the clinical development of our drug candidates, including migalastat HCl, and conduct preclinical studies on other programs.  These activities are budgeted to expand over time and will require further resources if we are to be successful.  From our inception in February 2002 through September 30, 2012, we have accumulated a deficit of $308.9 million.  As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial in the near term.

Program Status

Migalastat HCl for Fabry Disease: Phase 3 Global Registration Program

We and our partner GSK are conducting two Phase 3 global registration studies (Study 011 and Study 012) to support the global approval of migalastat HCl monotherapy for the treatment of Fabry disease. Study 011 and Study 012 are investigating migalastat HCl at an oral dose of 150 mg, administered every-other-day (QOD) to Fabry patients identified as having alpha-Gal A mutations amenable to migalastat HCl as a monotherapy. Study 011 is a randomized, placebo-controlled Phase 3 study of migalastat HCl that completed enrollment of 67 patients with Fabry disease. Results from this study are anticipated in the fourth quarter of 2012 to support subsequent marketing applications for the FDA and other regulatory agencies. We will lead all U.S. commercial activities for migalastat HCl upon approval, including pricing, marketing, patient access and reimbursement.

Study 012 is a randomized, open-label, 18-month Phase 3 study investigating the safety and efficacy of migalastat HCI compared to current standard-of-care ERTs Fabrazyme (agalsidase beta) or Replagal (agalsidase alfa) for Fabry disease. In October 2012, we announced that target enrollment had been achieved in Study 012.

Phase 2 and Phase 3 extension studies continue to evaluate long-term safety with migalastat HCl monotherapy in Fabry patients. As of September 30, 2012, all but one patient who has completed the six-month treatment and six-month follow-up periods in Study 011 is currently enrolled in a Phase 3 extension study. An additional 16 subjects continue in the ongoing Phase 2 extension study and have been receiving migalastat HCl for up to six years.

Pharmacological Chaperone-ERT (PC-ERT) Co-Administration for Lysosomal Storage Diseases

Fabry Disease

Study 013 is an ongoing open-label Phase 2 study to investigate a single oral dose of migalastat HCl (150 mg or 450 mg) co-administered prior to ERT (Fabrazyme or Replagal) in males diagnosed with Fabry disease. Amicus completed enrollment in Study 013 in the third quarter 2012. When co-administered with ERT, migalastat HCl is designed to bind to and stabilize the enzyme in the circulation, independent of alpha-Gal A mutation type.

Positive preliminary results from Study 013 were announced in the first quarter 2012 in patients who received migalastat HCl 150 mg co-administered with Fabrazyme (0.5 mg/kg or 1.0 mg/kg) and updated results will be presented at a scientific conference in November 2012. Amicus and GSK, along with GSK’s collaborator JCR, also continue to advance preclinical studies of migalastat HCl co-formulated with JCR’s proprietary investigational ERT (JR-051, recombinant human alpha-Gal A enzyme).

Pompe Disease

Amicus is investigating four ascending doses of AT2220 co-administered with the ERT alglucosidase alfa in a Phase 2 open-label study (Study 010) for Pompe disease. Approximately 24 patients will receive one infusion of ERT alone, and a single oral dose of AT2220 prior to the next ERT infusion. In addition to safety and pharmacokinetic effects, Study 010 will measure uptake of active enzyme in muscle tissue with and without the chaperone, three or seven days following each infusion.

Positive preliminary results from Study 010 were announced in 2012 in patients enrolled in the first three cohorts of the study at the lowest dose groups of AT2220.  We have fully enrolled the fourth cohort and anticipate results during the fourth quarter 2012.  Previous preclinical studies using acid alpha-glucosidase (GAA) knock-out mouse models of Pompe disease demonstrated that AT2220 co-administered with ERT increased the ERT uptake in key tissues of disease, including skeletal muscle and heart. This increased ERT uptake into muscle following AT2220-ERT co-administration corresponded in preclinical studies with greater reductions in muscle glycogen compared to ERT alone. Glycogen is the substrate that accumulates in the lysosomes of muscles in patients with Pompe disease.

In parallel with Study 010, Amicus is evaluating ERT-related immunogenicity in Pompe disease. Initial ex vivo studies were completed using T cells from 50 healthy donor blood samples and demonstrated that the addition of AT2220 may reduce the immunogenicity of Myozyme and Lumizyme. Results from these studies may help guide further investigation of the effects of AT2220 or immune response to ERT in future clinical studies.

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

GSK and Other Potential Alliances and Collaborations

As discussed, we are co-developing migalastat HCl with GSK pursuant to the Expanded Collaboration Agreement.  In addition we continually evaluate other potential collaborations and business development opportunities that would bolster our ability to develop therapies for rare and orphan diseases including licensing agreements and acquisitions of businesses and assets. We believe such opportunities may be important to the advancement of our current product candidate pipeline, the expansion of the development of our current technology, gaining access to new technologies and in our transformation from a development stage company to a commercial biotechnology company.

Financial Operations Overview

Revenue

On July 17, 2012, we entered into the Expanded Collaboration Agreement with GSK pursuant to which we will continue to co-develop and commercialize with GSK, migalastat HCl, currently in Phase 3 development for the treatment of Fabry disease and we will commercialize all migalastat HCl products in the United States while GSK will commercialize all such products in the rest of the world.  Due to a change in the accounting for revenue recognition for the Expanded Collaboration Agreement, all revenue recognition will be suspended until the total arrangement consideration becomes fixed and determinable. Any payments received from GSK will be recorded as deferred reimbursements on the balance sheet.  In addition, future milestone payments we may pay GSK will be applied against the balance of this deferred reimbursements account.  Revenue recognition would resume once the total arrangement consideration becomes fixed and determinable which would occur when the balance of the deferred reimbursements account is sufficient to cover all the remaining contingent milestone payments.  As a result, for the three months ended September 30, 2012, we did not recognize any revenue related to Collaboration and Milestone Revenue or Research Revenue.  For the three months ended September 30, 2011, we recorded $1.7 million and $4.1 million of Collaboration and Milestone Revenue and Research Revenue, respectively.  There is no cash effect of this change in accounting, and there is no scenario where Amicus would have to refund any of the upfront payment, milestone payments, or research reimbursement payments.

In the Original Collaboration Agreement, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus which was being recognized as Collaboration Revenue on a straight-line basis over the development period. For the nine months ended September 30, 2012 and 2011, we recognized $6.8 million and $5.0 million, respectively, as Collaboration and Milestone Revenue.  For the nine months ended September 30, 2012 and 2011, we recognized $11.6 million and $10.8 million, respectively, as Research Revenue.

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

We expense research and development costs as incurred, including payments made to date under our license agreements.  We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates.  From our inception in February 2002 through September 30, 2012, we have incurred research and development expense in the aggregate of $304.8 million.

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

					Period from
					February 4, 2002
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
Projects	2011	2012	2011	2012	2012
Third party direct project expenses
Migalastat HCl (Fabry Disease — Phase 3)	$5,385	$2,658	$13,613	$12,927	$78,262
Afegostat tartrate (Gaucher Disease — Phase 2*)	15	36	(186)	78	26,193
AT2220 (Pompe Disease — Phase 2)	53	5	98	5	13,248
Neurodegenerative Diseases (Preclinical)	745	(27)	1,694	314	8,922
Combination studies (Fabry & Pompe - Phase 2; Gaucher - Preclinical) (3)	717	1,078	886	3,267	6,217
Total third party direct project expenses	6,915	3,750	16,105	16,591	132,842

Other project costs (1)
Personnel costs	4,715	5,439	14,439	16,084	109,335
Other costs (2)	2,081	2,310	5,911	6,551	62,669
Total other project costs	6,796	7,749	20,350	22,635	172,004

Total research and development costs	$13,711	$11,499	$36,455	$39,226	$304,846

(1) Other project costs are leveraged across multiple projects.

(2) Other costs include facility, supply, overhead, and licensing costs that support multiple clinical and preclinical projects.

(3) Combination studies include co-administration and co-formulation.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions.  Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services.  From our inception in February 2002 through September 30, 2012, we spent $128.2 million on general and administrative expense.

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

While there were no significant changes during the quarter ended September 30, 2012 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

We also consider the impact of potential future payments we make in our role as a vendor to our customers and evaluate if these potential future payments could be a reduction of revenue from that customer.  If the potential future payments to the customer are:

•                  A payment for an identifiable benefit, and

•                  The identifiable benefit is separable from the existing relationship between us and our customer, and

•                  The identifiable benefit can be obtained from a party other than the customer, and

•                  We can reasonably estimate the fair value of the identifiable benefit,

then the payments are accounted for separately from the revenue received from that customer. If, however, all these criteria are not satisfied, then the payments are treated as a reduction of revenue from that customer.

If we determine that any potential future payments to our customers are to be considered as a reduction of revenue, we must evaluate if the total amount of revenue to be received under the arrangement is fixed and determinable.  If the total amount of revenue is not fixed and determinable due to the uncertain nature of the potential future payments to the customer, then any customer payments cannot be recognized as revenue until the total arrangement consideration becomes fixed and determinable.

The reimbursements for research and development costs under collaboration agreements that meet the criteria for revenue recognition are included in Research Revenue and the costs associated with these reimbursable amounts are included in research and development expenses.

In order to determine the revenue recognition for contingent milestones, we evaluate the contingent milestones using the criteria as provided by the FASB guidance on the milestone method of revenue recognition at the inception of a collaboration agreement.  The criteria requires that (i) we determine if the milestone is commensurate with either our performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement.  If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2012	2011	2012
Expected stock price volatility	78.4%	76.2%	78.8%	77.5%
Risk free interest rate	1.3%	0.9%	2.0%	0.8%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

Warrants

The warrants issued in connection with the March 2010 registered direct offering are classified as a liability.  The fair value of the warrants liability is evaluated at each balance sheet date using the Black-Scholes valuation model.  This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument.  Any changes in the fair value of the warrants liability is recognized in the consolidated statement of operations.  The weighted average assumptions used in the Black-Scholes valuation model for the warrants December 31, 2011 and September 30, 2012 are as follows:

	December 31, 2011	September 30, 2012
Expected stock price volatility	67.3%	76.0%
Risk free interest rate	0.28%	0.19%
Expected life of warrants (years)	2.17	1.42
Expected annual dividend per share	$0.00	$0.00

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amount)	2011	2012	2011	2012
Historical
Numerator:
Net loss attributable to common stockholders	$(9,759)	$(16,290)	$(35,750)	$(38,770)

Denominator:
Weighted average common shares outstanding - basic and diluted	34,979,702	48,513,647	34,544,768	44,255,885

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents.  Potentially dilutive common stock equivalents totaled approximately 8.5 million and 10.4 million for the nine months ended September 30, 2011 and 2012, respectively.  Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue. On July 17, 2012, we entered into the Expanded Collaboration Agreement with GSK pursuant to which we will continue to co-develop and commercialize with GSK, migalastat HCl, currently in Phase 3 development for the treatment of Fabry disease and we will commercialize all migalastat HCl products in the United States while GSK will commercialize all such products in the rest of the world.  Due to the accounting conclusion for revenue recognition as a result of the Expanded Collaboration Agreement, all revenue recognition will be suspended until the total arrangement consideration becomes fixed and determinable. Any payments received from

GSK including the future research and development reimbursements and the unamortized upfront payments from the Original Collaboration Agreement, will be recorded as deferred reimbursements on the balance sheet.  In addition, future milestone payments we may pay GSK will be applied against the balance of this deferred reimbursements account.  Revenue recognition would resume once the total arrangement consideration becomes fixed and determinable which would occur when the balance of the deferred reimbursements account is sufficient to cover all the remaining contingent milestone payments.  As a result, for the three months ended September 30, 2012, we did not recognize any revenue related to Collaboration and Milestone Revenue or Research Revenue.  For the three months ended September 30, 2011, we recorded $1.7 million and $4.1 million of Collaboration and Milestone Revenue and Research Revenue, respectively.  There is no cash effect of this change in accounting, and there is no scenario where Amicus would have to refund any of the upfront payment, milestone payments, or research reimbursement payments.

Prior to the Expanded Collaboration Agreement, the upfront license fee was being recognized as Collaboration Revenue on a straight-line basis over the development period. For the nine months ended September 30, 2012 and 2011, we recognized $6.8 million and $5.0 million, respectively, as Collaboration and Milestone Revenue.  For the nine months ended September 30, 2012 and 2011, we recognized $11.6 million and $10.8 million, respectively, as Research Revenue.

Research and Development Expense. Research and development expense was $11.5 million for the three months ended September 30, 2012, representing a decrease of $2.2 million or 16% from $13.7 million for the three months ended September 30, 2011.  The variance was primarily attributable to decrease in contract research and manufacturing costs due to the decreased costs within the Fabry program.

General and Administrative Expense. General and administrative expense was $5.0 million for the three months ended September 30, 2012, representing an increase of $0.2 million or 4% from $4.8 million for the three months ended September 30, 2011.  The increase is primarily related to increase in legal and other consultancy fees.

Interest Income and Interest Expense. Interest income was $0.09 million for the three months ended September 30, 2012, representing an increase of $0.06 million or 200% from $0.03 million for the three months ended September 30, 2011. The increase was due to overall higher average cash and investment balances, resulting from the sale of 2.9 million shares of common stock to GSK in July 2012 and the $3.5 million milestone payment received in August 2012.  Interest expense was approximately $0.02 million for the three months ended September 30, 2012 compared to $0.03 for the three months ended September 30, 2011.  The decrease was due to less outstanding debt during the period on the secured loan.

Change in Fair Value of Warrant Liability.  In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and remeasure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the three months ended September 30, 2012, we reported a gain of $0.6 million related to the decrease in fair value of these warrants as compared to a gain of $3.4 million for the three months ended September 30, 2011, representing a decrease of $2.8 million or 82%. The decrease was due to the fluctuations in the price of our common stock.

Results of Operations

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue. Prior to the Expanded Collaboration Agreement the upfront license fee was being recognized as Collaboration Revenue on a straight-line basis over the development period. For the nine months ended September 30, 2012 and 2011, we recognized $6.8 million and $5.0 million, respectively, as Collaboration and Milestone Revenue.  For the nine months ended September 30, 2012 and 2011, we recognized $11.6 million and $10.8 million, respectively, as Research Revenue.

Research and Development Expense. Research and development expense was $39.2 million for the nine months ended September 30, 2012, representing an increase of $2.7 million or 7% from $36.5 million for the nine months ended September 30, 2011.  The variance was primarily attributable to higher personnel costs, an increase in license fees and an increase in contract research and manufacturing costs due to the increased activity within the Co-Administration programs.

General and Administrative Expense. General and administrative expense was $14.9 million for the nine months ended September 30, 2012, representing a decrease of $1.1 million or 7% from $16.0 million for the nine months ended September 30, 2011.  The decrease was primarily due to additional stock option compensation expense recognized in 2011 partially offset by an increase in personnel costs associated with a severance charge of $0.2 million in 2012.

Interest Income and Interest Expense. Interest income was $0.2 million for the nine months ended September 30, 2012, compared to $0.1 million for the nine months ended September 30, 2011. The increase is due to higher cash and investment balance. Interest expense was approximately $0.08 million for the nine months ended September 30, 2012 compared to $0.1 million for the nine months ended September 30, 2011.  The decrease was due to less outstanding debt during the period on the secured loan.

Change in Fair Value of Warrant Liability.  In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and remeasure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the nine months ended September 30, 2012, we reported an expense of $1.9 million related to the increase in fair value of these warrants as compared to a gain of $2.0 million for the nine months ended September 30, 2011, representing an increase in expense of $3.9 million or 195%. The increase was due to the fluctuations in the price of our common stock.

Other Income/Expense.  Other income for the nine months ended September 30, 2012 was $0.02 million and represents cash received from the sale of property, plant and equipment. Other income for the nine months ended September 30, 2011 was $0.07 million under the Qualified Therapeutic Discovery Projects tax credit and grant program.

Liquidity and Capital Resources

Source of Liquidity

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002.  We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007, $18.5 million of gross proceeds from our Registered Direct Offering in March 2010, $65.6 million of gross proceeds from our stock offering in March 2012, $49.9  from GSK’s investments in the Company in October 2010 and July 2012, and $80.0 million from non-refundable license fees from collaborations. In the future, we expect to fund our operations, in part, through the receipt of cost-sharing from GSK.

The following table summarizes our significant funding sources as of September 30, 2012:

			Approximate
			Amount (1)
Funding	Year	No. Shares	(in thousands)

Series A Redeemable Convertible Preferred Stock	2002	444,443	$2,500
Series B Redeemable Convertible Preferred Stock	2004, 2005, 2006, 2007	4,917,853	31,189
Series C Redeemable Convertible Preferred Stock	2005, 2006	5,820,020	54,999
Series D Redeemable Convertible Preferred Stock	2006, 2007	4,930,405	60,000
Common Stock	2007	5,000,000	75,000
Upfront License Fee from Shire	2007	—	50,000
Registered Direct Offering	2010	4,946,524	18,500
Upfront License Fee from GSK	2010	—	30,000
Common Stock GSK	2010	6,866,245	31,285
Common Stock	2012	11,500,000	65,550
Common Stock GSK	2012	2,949,581	18,582

		47,375,071	$437,605

(1)         Represents gross proceeds

In addition, in conjunction with the GSK collaboration, we received reimbursement of research and development expenditures from the date of the agreement (October 28, 2010) through September 30, 2012 of $20.1 million.  We also received $31.1 million in reimbursement of research and development expenditures from the Shire collaboration from the date of the agreement (November 7, 2007) through year-end 2009.

As of September 30, 2012, we had cash, cash equivalents and marketable securities of $106.2 million.  We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts.  Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.  Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operating Activities

Net cash used in operations for the nine months ended September 30, 2011 was $36.9 million due primarily to the net loss for the nine months ended September 30, 2011 of $35.8 million and the change in operating assets and liabilities of $7.6 million.  The change in operating assets and liabilities consisted of an increase in receivables from GSK related to the collaboration agreement of $3.8 million; a decrease in deferred reimbursements of $2.3 million related to the recognition of the upfront payment from GSK for the collaboration agreement; and an increase in prepaid expenses of $0.8 million.

Net cash used in operations for the nine months ended September 30, 2012 was $26.4 million, due primarily to the net loss for the nine months ended September 30, 2012 of $38.8 million and the change in operating assets and liabilities of $4.4 million. The change in operating assets and liabilities consisted of a decrease in receivables from GSK related to the collaboration agreement of $1.9 million; a decrease of $2.8 million in prepaid assets primarily related to a receivable from the sale of state net operating loss carry forwards, or NOLs; a decrease of $0.3 in non-current assets related to the return of the security deposit on the terminated lease; a decrease in deferred reimbursements of $0.3 million related to the recognition of the upfront payment from GSK for the collaboration agreement through June 30, 2012 and a decrease in accounts payable and accrued expenses of $0.3 million related to program expenses.

Net Cash Provided By/ (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2011 was $30.8 million.  Net cash provided by investing activities reflects $78.3 million for the sale and redemption of marketable securities partially offset by $47.1 million for the purchase of marketable securities and $0.4 million for the acquisition of property and equipment.

Net cash used in investing activities for the nine months ended September, 2012 was $56.0 million.  Net cash used by investing activities reflects $47.4 million for the purchase of marketable securities offset by $99.3 million for the sale and redemption of marketable securities and $4.2 million for the acquisition of property and equipment.

Net Cash (Used in)/Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2011 was $0.6 million, consisting primarily of $0.9 million of payments on our secured loan agreement and capital lease obligations.  The payments were partially offset by $0.4 million of cash proceeds from the exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $81.0 million, consisting of $80.2 million from the issuance of common stock, $1.0 million as proceeds from the new secured loan agreement with SVB and $1.0 million from the exercise of stock options. This was partially offset by the payments of our secured loan agreement of $1.1 million.

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

We do not anticipate that we will generate revenue from commercial sales until at least 2014, if at all.  In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We believe that our existing cash and cash equivalents and short term investments will be sufficient to cover our cash flow requirements for 2013.

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

Royalties

Under our license agreements, if we owe royalties on net sales for one of our products to more than one licensor, then we have the right to reduce the royalties owed to one licensor for royalties paid to another.  The amount of royalties to be offset is generally limited in each license and can vary under each agreement.  For migalastat HCl and AT2220, we owe royalties only to Mt. Sinai School of Medicine (MSSM). We would expect to pay royalties to all three licensors with respect to afegostat tartrate should we advance afegostat tartrate to commercialization.

In accordance with our license agreement with MSSM, in the third quarter of 2012, we paid $0.4 million of the $3.5 million milestone payment received from GSK to MSSM.  In the fourth quarter of 2010, we paid $3 million of the $30 million upfront payment received from GSK to MSSM.  We will also be obligated to pay MSSM royalties on worldwide net sales of migalastat HCl.

Whether we will be obligated to make milestone or royalty payments in the future is subject to the success of our product development efforts and, accordingly, is inherently uncertain.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities.  We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk.  The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk.  We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.  At September 30, 2012, we held $106.2 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income.  Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the Risk Factors disclosed in our Quarterly Report on Form10-Q for the period ended June 30, 2012.

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

After deducting expenses of approximately $6.9 million, we received net offering proceeds of approximately $68.1 million from our initial public offering.  As of September 30, 2012, we have used the proceeds of approximately $68.1 million for clinical development of our projects, research and development activities relating to additional preclinical projects and to fund working capital and other general corporate purposes.

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

As of September 30, 2012, we have used the proceeds of approximately $17.1 million to further advance the development of our lead product candidate, migalastat HCl, and the completion of certain activities required for the submission of a license application globally, as well as for general corporate matters.

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

As of September 30, 2012, we had invested the $62.1 million in net proceeds from our registered direct offering in money market funds and in investment-grade, interest bearing instruments, pending their use.  Through September 30, 2012, we have not used the net proceeds from this offering.  We intend to use the proceeds from this offering to advance the clinical and preclinical development of our pharmacological chaperone monotherapy, co-formulation and co-administration programs, especially our lead program migalastat HCl for Fabry disease to potentially enter into collaborations, alliances and other business development opportunities including the acquisition of preclinical-stage, clinical-stage and marketed products that are consistent with our strategic plan and support our continued transformation to a commercial biotechnology company, and for other general corporate purposes.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

There were no purchases of our common stock for the three months ended September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-laws

+10.1	Amended and Restated License and Expanded Collaboration Agreement dated as of July 17, 2012 by and between the Registrant and Glaxo Group Limited

+10.2	Stock Purchase Agreement dated as of July 17, 2012 by and between the Registrant and Glaxo Group Limited

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10K filed on February 28, 2012

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

+	Confidential treatment has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

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

AMICUS THERAPEUTICS, INC.

Date: November 5, 2012	By:	/s/ JOHN F. CROWLEY

John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2012	By:	/s/ WILLIAM D. BAIRD III

William D. Baird III
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-laws

+10.1	Amended and Restated License and Expanded Collaboration Agreement dated as of July 17, 2012 by and between the Registrant and Glaxo Group Limited

+10.2	Stock Purchase Agreement dated as of July 17, 2012 by and between the Registrant and Glaxo Group Limited

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10K filed on February 28, 2012

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

+	Confidential treatment has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

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