Form 10-Q
period 2013-03-31
AMICUS THERAPEUTICS INC
filed 2013-05-09
CIK 1178879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of April 26, 2013 was 49,631,672 shares.

AMICUS THERAPEUTICS,   INC

Form 10-Q for the Quarterly Period Ended March 31, 2013

We have registered or filed applications to register certain trademarks in the United States and abroad, including AMICUS THERAPEUTICS TM (and design), and CHART TM (and design).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “should”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this quarterly report on Form 10-Q include, among other things, statements about:

•                  the progress and results of our clinical trials of our drug candidates, including migalastat HCl;

•                  the continuation of our collaboration with GlaxoSmithKline PLC and GSK’s achievement of milestone payment thereunder;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.  We have included important factors in the cautionary statements included in Part I Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2012 that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.

You should read this quarterly report on Form 10-Q in conjunction with the documents that we reference herein.  We do not assume any obligation to update any forward-looking statements.

PART I.          FINANCIAL INFORMATION

Item 1.             Financial Statements (unaudited)

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31,	March 31,
	2012	2013
Assets:
Current assets:
Cash and cash equivalents	$33,971	$26,736
Investments in marketable securities	65,151	58,015
Receivable due from GSK	3,225	1,308
Prepaid expenses and other current assets	2,270	1,753
Total current assets	104,617	87,812

Property and equipment, less accumulated depreciation and amortization of $8,501 and $8,872 at December 31, 2012 and March 31, 2013, respectively	5,029	4,962
Other non-current assets	442	442
Total Assets	$110,088	$93,216

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,845	$6,427
Current portion of secured loan	398	398
Warrant liability	—	1,170
Total current liabilities	9,243	7,995

Deferred reimbursements	30,418	31,685
Warrant liability, non-current	908	—
Secured loan, less current portion	299	199

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 125,000,000 shares authorized, 49,631,672 shares issued and outstanding at December 31, 2012, 125,000,000 shares authorized, 49,631,672 shares issued and outstanding at March 31, 2013	556	556
Additional paid-in capital	387,539	389,113
Accumulated other comprehensive income	14	15
Deficit accumulated during the development stage	(318,889)	(336,347)
Total stockholders’ equity	69,220	53,337
Total Liabilities and Stockholders’ Equity	$110,088	$93,216

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

			Period from February 4, 2002
	Three Months		(inception)
	Ended March 31,		to March 31,
	2012	2013	2013
Revenue:
Research revenue	$6,114	$—	$57,493
Collaboration and milestone revenue	1,660	—	64,382
Total revenue	7,774	—	121,875

Operating Expenses:
Research and development	$14,004	$11,989	$327,882
General and administrative	4,095	4,823	137,436
Restructuring charges	—	—	1,522
Impairment of leasehold improvements	—	—	1,030
Depreciation and amortization	420	439	12,207
In-process research and development	—	—	418
Total operating expenses	18,519	17,251	480,495
Loss from operations	(10,745)	(17,251)	(358,620)
Other income (expenses):
Interest income	27	65	14,454
Interest expense	(43)	(10)	(2,432)
Change in fair value of warrant liability	(2,376)	(262)	1,291
Other income	—	—	252
Loss before tax benefit	(13,137)	(17,458)	(345,055)
Income tax benefit	—	—	8,708
Net loss	(13,137)	(17,458)	(336,347)
Deemed dividend	—	—	(19,424)
Preferred stock accretion	—	—	(802)
Net loss attributable to common stockholders	$(13,137)	$(17,458)	$(356,573)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.35)	$(0.35)
Weighted-average common shares outstanding — basic and diluted	37,887,520	49,621,188

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

			Period from February 4, 2002
	Three Months		(inception)
	Ended March 31,		to March 31,
	2012	2013	2013

Net loss	$(13,137)	$(17,458)	$(336,347)

Other comprehensive income:

Unrealized gain on available-for- sale securities	33	1	15

Other comprehensive income, before income taxes	33	1	15
Provision for income taxes related to other comprehensive income Items (a)	—	—	—

Other comprehensive income	$33	$1	$15

Comprehensive loss	$(13,104)	$(17,457)	$(336,332)

(a) — Taxes have not been accrued on unrealized gain on securities as the Company is in a loss position for all periods presented.

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

			Period from
			February 4, 2002
	Three Months		(inception) to
	Ended March 31,		March 31,
	2012	2013	2013
Operating activities
Net loss	$(13,137)	$(17,458)	$(336,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	420	439	12,207
Amortization of non-cash compensation	—	—	522
Stock-based compensation - employees	1,388	1,574	43,503
Stock-based compensation - non-employees	—	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	2,376	262	(1,291)
Loss on disposal of asset	27	—	388
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Beneficial conversion feature related to bridge financing	—	—	135
Changes in operating assets and liabilities:
Receivable from GSK	742	1,917	(1,308)
Prepaid expenses and other current assets	3,114	517	(1,753)
Other non-current assets	267	—	(466)
Accounts payable and accrued expenses	(1,259)	(2,418)	6,427
Deferred reimbursements	(1,977)	1,267	31,685
Net cash used in operating activities	(8,039)	(13,900)	(242,252)
Investing activities
Sale and redemption of marketable securities	14,300	34,135	789,577
Purchases of marketable securities	(67,906)	(26,998)	(847,693)
Purchases of property and equipment	(3,082)	(372)	(18,585)
Net cash (used in)/provided by investing activities	(56,688)	6,765	(76,701)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	143,022
Proceeds from the issuance of common stock and warrants, net of issuance costs	62,063	—	193,441
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	—	—	(5,587)
Payments of secured loan agreement	(313)	(100)	(4,156)
Proceeds from exercise of stock options	837	—	3,341
Proceeds from exercise of warrants (common and preferred)	—	—	264
Proceeds from capital asset financing arrangement	—	—	5,611
Proceeds from secured loan agreement	995	—	4,753
Net cash provided by/(used in) financing activities	63,582	(100)	345,689
Net (decrease)/increase in cash and cash equivalents	(1,145)	(7,235)	26,736
Cash and cash equivalents at beginning of period	25,668	33,971	—
Cash and cash equivalents at end of period	$24,523	$26,736	$26,736

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)

			Period from
			February 4, 2002
	Three Months		(inception) to
	Ended March 31,		March 31,
	2012	2013	2013
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$20	$7	$2,124
Non-cash activities
Conversion of warrants to common stock	$—	$—	$386
Conversion of notes payable to Series B redeemable convertible preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$—	$—	$148,951
Accretion of redeemable convertible preferred stock	$—	$—	$802
Beneficial conversion feature related to the issuance of Series C redeemable convertible preferred stock	$—	$—	$19,424

See accompanying notes to consolidated financial statements

Note 1.   Description of Business and Significant Accounting Policies

Corporate Information, Status of Operations and Management Plans

Amicus Therapeutics, Inc. (the Company) was incorporated on February 4, 2002 in Delaware and is a biopharmaceutical company focused on the discovery, development and commercialization of next-generation medicines for a range of rare and orphan diseases, with a focus on improved therapies for lysosomal storage disorders (LSDs). The Company’s lead program is migalastat HCl for Fabry disease.  Migalastat HCl is a novel, small molecule pharmacological chaperone in development as a monotherapy and in combination with enzyme replacement therapy (ERT) for Fabry disease.  The Company is leveraging its Chaperone-Advanced Replacement Therapy, or (CHART tm) platform to develop next-generation therapies that combine pharmacological chaperones with enzyme therapies for Pompe, Gaucher and other LSDs.  Current CHART programs for Pompe disease include the pharmacological chaperone AT2220 (duvoglustat HCl) co-administered with currently marketed Pompe ERTs (Myozyme®/Lumizyme®), as well as AT2220 co-formulated with a proprietary Pompe ERT. The Company’s activities since inception have consisted principally of raising capital, establishing facilities, and performing research and development. Accordingly, the Company is considered to be in the development stage.

On July 17, 2012, the Company entered into an Amended and Restated License and Expanded Collaboration Agreement (the “Expanded Collaboration Agreement”) with an affiliate of GlaxoSmithKline PLC (GSK) pursuant to which the Company and GSK continue to develop and commercialize migalastat HCl for the treatment of Fabry disease. The Expanded Collaboration Agreement amends and replaces in its entirety the License and Collaboration Agreement entered into between the Company and GSK on October 28, 2010 (the “Original Collaboration Agreement”) for the development and commercialization of migalastat HCl. Under the terms of the Expanded Collaboration Agreement, the Company and GSK will co-develop all formulations of migalastat HCl for Fabry disease, including migalastat HCl monotherapy, currently in Phase 3 development, as well as migalastat HCl co-formulated with an investigational ERT for Fabry disease (the “Co-formulated Product”). The Co-formulated Product is being developed by the Company and GSK in collaboration with JCR Pharmaceutical Co., Ltd. The Company will commercialize all migalastat HCl products for Fabry disease in the United States while GSK will commercialize all such products in the rest of the world.

The Company and GSK jointly fund development costs for all formulations of migalastat HCl in accordance with agreed upon development plans pursuant to which the Company and GSK fund 40% and 60% of such costs, respectively.  Additionally, simultaneous with entry into the Expanded Collaboration Agreement, the Company and GSK entered into a Stock Purchase Agreement (the “SPA”) pursuant to which GSK purchased approximately 2.9 million shares of Amicus common stock at a price of $6.30 per share. The total value of this equity investment to the Company is approximately $18.6 million. As of March 31, 2013, GSK’s ownership position in the Company is 19.8%.

For further information, see “— Note 7. Collaborative Agreements.”

The Company had an accumulated deficit of approximately $336.3 million at March 31, 2013 and anticipates incurring losses through the year 2013 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from its initial public offering (IPO) and subsequent stock offerings, payments from partners during the terms of the collaboration agreements and other financing arrangements. In March 2010, the Company sold 4.95 million shares of its common stock and warrants to purchase 1.9 million shares of common stock in a registered direct offering to a select group of institutional investors for net proceeds of $17.1 million. In October 2010, the Company sold 6.87 million shares of its common stock as part of the Original License and Collaboration Agreement with GSK for proceeds of $31 million. In March 2012, the Company sold 11.5 million shares of its common stock in a stock offering for net proceeds of $62.0 million. In July 2012, the Company sold 2.9 million shares of its common stock as part of the Expanded Collaboration Agreement with GSK for proceeds of $18.6 million. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for 2013.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  For a complete description of the Company’s accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

New Accounting Standards

In February 2013, the FASB amended its guidance to require an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The new accounting guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective prospectively for fiscal years beginning after December 15, 2012.  The Company adopted these new provisions for the quarter beginning January 1, 2013. As the guidance requires additional presentation only, there was no impact to the Company’s consolidated results of operations or financial position.

Note 2.  Cash, Money Market Funds and Marketable Securities

As of March 31, 2013, the Company held $26.7 million in cash and cash equivalents and $58.0 million of available-for-sale investment securities which are reported at fair value on the Company’s balance sheet.  Unrealized holding gains and losses are reported within comprehensive income/(loss) in the statements of comprehensive loss.  If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.  To date, only temporary impairment adjustments have been recorded.

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

Cash and available-for-sale securities consisted of the following as of December 31, 2012 and March 31, 2013 (in thousands):

	As of December 31, 2012
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$33,971	$—	$—	$33,971
Corporate debt securities	42,503	5	(11)	42,497
Commercial paper	19,725	19	—	19,744
Certificate of deposit	2,909	1	—	2,910
	$99,108	$25	$(11)	$99,122

Included in cash and cash equivalents	$33,971	$—	$—	$33,971
Included in marketable securities	65,137	25	(11)	65,151
Total cash and available for sale securities	$99,108	$25	$(11)	$99,122

	As of March 31, 2013
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$26,736	$—	$—	$26,736
Corporate debt securities	35,934	3	(13)	35,924
Commercial paper	21,716	25	—	21,741
Certificate of deposit	350	—	—	350
	$84,736	$28	$(13)	$84,751

Included in cash and cash equivalents	$26,736	$—	$—	$26,736
Included in marketable securities	58,000	28	(13)	58,015
Total cash and available for sale securities	$84,736	$28	$(13)	$84,751

Unrealized gains and losses are reported as a component of other comprehensive income/(loss) in the statements of comprehensive loss.  For the year ended December 31, 2012, and the three months ended March 31, 2013, unrealized holding gains of $10 thousand and $1 thousand were included in the statements of comprehensive loss, respectively.

For the year ended December 31, 2012 and the three months ended March 31, 2013, there were no realized gains or losses.  The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available for sale securities as of December 31, 2012 and March 31, 2013 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months.  The fair value of these available for sale securities in unrealized loss positions was $33.1 million and $26.1 million as of December 31, 2012 and March 31, 2013, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (“AOCI”) in the statements of comprehensive loss.  The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the three months ended March 31, 2012 and 2013, were as follows (in thousands):

	Three Months Ended March 31,
	2012	2013
Balance, beginning	$4	$14
Current period changes in fair value, (a)	33	1
Reclassification of earnings, (a)	—	—
Balance, ending	$37	$15

(a) — Taxes have not been accrued on the unrealized gain on securities as the Company is in a loss position for all periods presented.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2013
Historical
Numerator:
Net loss attributable to common stockholders	$(13,137)	$(17,458)

Denominator:
Weighted average common shares outstanding — basic and diluted	37,887,520	49,621,188

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents.  Potentially dilutive common stock equivalents totaled approximately 9.2 million and 10.5 million for the three months ended March 31, 2012 and 2013, respectively.  Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Note 4.  Stockholders’ Equity

Common Stock and Warrants

As of March 31, 2013, the Company was authorized to issue 125,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

In July 2012, Amicus and GSK entered into the SPA pursuant to which GSK purchased 2.9 million unregistered shares of Amicus common stock at a price of $6.30 per share. The total purchase price for these shares was $18.6 million. The Company received all proceeds from the sale of such shares on July 26, 2012. As of March 31, 2013 GSK had a 19.8% ownership position in the Company.

In March 2012, the Company sold 11.5 million shares of its common stock at a public offering price of $5.70 through a Registration Statement on Form S-3 that was declared effective by the SEC on May 27, 2009. The aggregate offering proceeds were $65.6 million.

In October 2010, GSK purchased approximately 6.9 million shares of the Company’s common stock at $4.56 per share, in connection with the Original Collaboration Agreement. The total value of this equity investment was approximately $31 million.

In March 2010, the Company sold 4.9 million shares of its common stock and warrants to purchase 1.9 million shares of common stock in a registered direct offering to a selected group of institutional investors through a Registration Statement on Form S-3 that was declared effective by the SEC on May 27, 2009. The shares of common stock and warrants were sold in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The gross offering proceeds were $18.5 million. There were approximately 1.4 million warrants outstanding at March 31, 2013.

Stock Option Plans

During the three months ended March 31, 2013, the Company recorded stock-based compensation expense of approximately $1.6 million.  The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities.  As of March 31, 2013, the total unrecognized compensation cost related to non-vested stock options granted was $11.3 million and is expected to be recognized over a weighted average period of 2.6 years.  The following table summarizes information related to stock compensation expense recognized in the statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2013
Stock compensation expense recognized in:
Research and development expense	$873	$924
General and administrative expense	515	650
Total stock compensation expense	$1,388	$1,574

The fair value of the options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2012	2013
Expected stock price volatility	78.4%	82.0%
Risk free interest rate	1.1%	1.2%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00

A summary of option activities related to the Company’s stock options for the three months ended March 31, 2013 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in thousands)

Balance at December 31, 2012	7,974.2	$6.35
Options granted	1,154.5	$3.53
Options exercised	—	$—
Options forfeited	(47.6)	$4.94
Balance at March 31, 2013	9,081.1	$5.99	7.51 years	$207
Vested and unvested expected to vest, March 31, 2013	8,012.5	$6.10	7.3 years	$132
Exercisable at March 31, 2013	4,450.9	$7.25	6.0 years	$166

Note 5.  Short-Term Borrowings and Long-Term Debt

In August 2011, the Company entered into a loan and security agreement (the “2011 Loan Agreement”) with Silicon Valley Bank (SVB), in order to finance certain capital expenditures anticipated to be made by the Company in connection with its move in March 2012 to new office and laboratory space in Cranbury, New Jersey. The 2011 Loan Agreement provides for up to $3 million of equipment financing through January 2014. Borrowings under the 2011 Loan Agreement are collateralized by equipment purchased with the proceeds of the loan and bear interest at a variable rate of SVB prime + 2.5%. The current SVB prime rate is 4.0%. In February 2012, the Company borrowed approximately $1.0 million from the 2011 Loan Agreement which will be repaid over the following 2.5 years. The 2011 Loan Agreement contains customary terms and conditions, including a financial covenant whereby the Company must maintain a minimum amount of liquidity measured at the end of each month where unrestricted cash, cash equivalents, and marketable securities, are greater than $20 million plus outstanding debt due to SVB. The Company has at all times been in compliance with these covenants during the term of the agreement.

At March 31, 2013, the total amount due under the 2011 Loan Agreement was $0.6 million.  The carrying amount of the Company’s borrowings approximates fair value at March 31, 2013.

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

Cash, Money Market Funds and Marketable Securities

The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date.  The Company considers its investments in marketable securities as available-for-sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2013.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2013.

Secured Debt

As disclosed in Note 5, the Company has a loan and security agreement with Silicon Valley Bank.  The carrying amount of the Company’s borrowings approximates fair value at March 31, 2013.  The Company’s secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

Warrants

The Company allocated $3.3 million of proceeds from its March 2010 registered direct offering to warrants issued in connection with the offering that was classified as a liability. The valuation of the warrants is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the warrant liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. There are six inputs: closing price of Amicus stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Amicus’ stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Amicus stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market. The riskless rate of return is a Level 2 input, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy. This liability is subject to fair value mark-to-market adjustment each period and approximately 0.5 million warrants were exercised in 2012. The Company recognized the change in the fair value of the warrant liability as non-operating expense of $0.3 million for the three months ended March 31, 2013 and the resulting fair value of the warrant liability at March 31, 2013 was $1.2 million. The weighted average assumptions used in the Black-Scholes valuation model for the warrants are as follows:

	Three Months Ended March 31,
	2012	2013
Expected stock price volatility	72.6%	98.8%
Risk free interest rate	0.31%	0.13%
Expected life of warrants (years)	1.92	0.92
Expected annual dividend per share	$0.00	$0.00

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2012, are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$33,971	$—	$33,971
Corporate debt securities	—	42,497	42,497
Commercial paper	—	19,744	19,744
Certificate of deposit	—	2,910	2,910
	$33,971	$65,151	$99,122

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$697	$—	$697
Warrants liability	—	—	908	908
	$—	$697	$908	$1,605

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of March 31, 2013, are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$26,736	$—	$26,736
Corporate debt securities	—	35,924	35,924
Commercial paper	—	21,741	21,741
Certificate of deposit	—	350	350
	$26,736	$58,015	$84,751

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$597	$—	$597
Warrants liability	—	—	1,170	1,170
	$—	$597	$1,170	$1,767

The change in the fair value of the Level 3 liability was an increase of $2.4 million and $0.3 million for the three months ended March 31, 2012, and 2013 respectively.

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

On July 17, 2012, the Company entered into the Expanded Collaboration Agreement with GSK pursuant to which the Company and GSK continue to develop and commercialize migalastat HCl, currently in Phase 3 development for the treatment of Fabry disease. The Expanded Collaboration Agreement amends and replaces in its entirety the Original Collaboration Agreement. Under the terms of the Expanded Collaboration Agreement, the Company and GSK will co-develop all formulations of migalastat HCl for Fabry disease, including the development of migalastat HCl co-formulated with an investigational ERT for Fabry disease in collaboration with another GSK collaborator JCR Pharmaceutical Co., Ltd. The Company will commercialize all migalastat HCl products for Fabry disease in the United States while GSK will commercialize all such products in the rest of the world.

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

Additionally, simultaneous with entry into the Expanded Collaboration Agreement, Amicus and GSK entered into an SPA pursuant to which GSK purchased approximately 2.9 million shares of Amicus common stock at a price of $6.30 per share. The SPA provides GSK with customary registration rights for the shares purchased and includes a six-month lock-up provision. The total purchase price was $18.6 million and the Company received all proceeds from the sale of such shares on July 26, 2012. As of March 31, 2013, GSK had a 19.8% ownership position in the Company as a result of the Original and Expanded Collaboration Agreements.

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

Note 8.  Subsequent Events

The Company evaluated events that occurred subsequent to March 31, 2013 and there were no material recognized or non-recognized subsequent events during this period.

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

Our current CHART programs for Pompe disease are investigating the pharmacological chaperone AT2220 (duvoglustat HCl) in combination with human recombinant GAA (rhGAA) enzymes.  AT2220 co-administered with currently marketed rhGAA (Myzoyme®/Lumizyme®) is in Phase 2 and AT2220 co-formulated with a proprietary rhGAA enzyme is in preclinical studies.

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

In December 2012, Amicus and GSK announced top-line six-month Stage 1 results from Study 011. In the primary responder analysis, 13/32 (41%) in the migalastat HCl group versus 9/32 (28%) in the placebo group demonstrated a 50% or greater reduction in kidney interstitial capillary GL-3 from baseline to month 6 which was not statistically significant (p=0.3). Taken alone a pre-specified secondary analysis of the absolute percent change in kidney interstitial capillary GL-3 from baseline to month 6 showed a median reduction of 41% in the migalastat HCl group versus a median reduction of 6% in the placebo group (p=0.093). Data from Stage 2 are anticipated in the third quarter of 2013. A meeting with the FDA is anticipated in mid-2013 to discuss a U.S. marketing application for migalastat HCl.

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

Migalastat HCl Combination Programs for Fabry Disease

Study 013 is an open-label Phase 2 drug-drug interaction study that evaluated the effects of a single oral dose of migalastat HCl (150 mg or 450 mg) co-administered prior to the currently marketed ERTs for Fabry disease (Fabrazyme® or Replagal®) in males with Fabry disease. Results from this study presented in February 2013 demonstrated an increase in α-GAL A enzyme levels, the enzyme deficient in Fabry patients, in plasma and in tissue following co-administration of migalastat HCl with ERT versus ERT alone. Based on the results from this study, the next chaperone-ERT combination study for Fabry disease is being designed to investigate intravenous treatment of migalastat HCl co-formulated with JCR’s proprietary recombinant human α-GAL A enzyme (JR-051). An IND submission for this co-formulated investigational product is planned by year-end 2013 for entry into the clinic in early 2014.

AT2220 CHART Programs for Pompe Disease

We also continue to advance our pharmacological chaperone AT2220 (duvoglustat HCl) co-administered with the only approved ERTs (Myozyme®/Lumizyme®) for Pompe disease. We recently completed a Phase 2 safety and PK study (Study 010) that investigated single ascending oral doses of AT2220 (50 mg, 100 mg, 250 mg, and 600 mg) co-administered with Myozyme® or Lumizyme® (alglucosidase alfa. or recombinant human GAA enzyme, rhGAA), in patients with Pompe disease. Each patient received one infusion of ERT alone, and then a single dose of AT2220 just prior to the next ERT infusion. Results from this study showed an increase in GAA enzyme activity in plasma and muscle compared to ERT alone. Based on these results, we expect to initiate a repeat-dose clinical study of a novel intravenous formulation of AT2220 (AT2220-IV) co-administered with Myozyme®/Lumizyme® in the third quarter of 2013.

In addition, working with our contract manufacturer Laureate Pharmaceuticals, we have initiated development of a co-formulated product which combines AT2220 (duvoglustat HCl) with our own proprietary recombinant human (rh) GAA enzyme as a next-generation ERT for Pompe disease. We believe this approach has the potential to improve the properties of the rhGAA enzyme itself while incorporating AT2220 as a small molecule stabilizer to increase exposure and tissue uptake of active enzyme, and reduce immunogenicity relative to currently marketed ERTs.

Collaboration with GSK

On July 17, 2012, we entered into the Expanded Collaboration Agreement with an affiliate of GlaxoSmithKline PLC (GSK) pursuant to which we and GSK continue to develop and commercialize migalastat HCl, currently in Phase 3 development for the treatment of Fabry disease. For further information, please see “—Note 7. Collaborative Agreements.”

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

Financial Operations Overview

We have generated significant losses to date and expect to continue to generate losses as we continue the clinical and preclinical development of our drug candidates. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through March 31, 2013, we have accumulated a deficit of $336.3 million. As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial in the near term.

Revenue

Under the Original License and Collaboration Agreement, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus which was being recognized as Collaboration and Milestone Revenue on a straight-line basis over the development period. For the three months ended March 31, 2012, we recognized $1.7 million, as Collaboration and Milestone Revenue.

The reimbursements for research and development costs under the Original License and Collaboration Agreement that met the criteria for revenue recognition were recognized as Research Revenue. For the three months ended March 31, 2012, we recognized $6.1 million as Research Revenue.

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

We expense research and development costs as incurred, including payments made to date under our license agreements.  We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates.  From our inception in February 2002 through March 31, 2013, we have incurred research and development expense in the aggregate of $327.9 million.

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

			Period from
			February 4, 2002
	Three Months Ended		(inception) to
	March 31,		March 31,
Projects	2012	2013	2013
Third party direct project expenses
Monotherapy Studies
Migalastat HCl (Fabry Disease — Phase 3)	$5,709	$2,342	$82,395
Afegostat tartrate (Gaucher Disease — Phase 2*)	27	30	26,331
AT2220 (Pompe Disease — Phase 2)	(3)	—	13,252
Combination Studies
Migalastat HCl Co-Administration (Fabry Disease — Phase 2)	342	445	3,875
Migalastat HCl Co-Formulation (Fabry Disease — Preclinical)	245	76	530
Afegostat tartrate Co-Administration (Gaucher Disease — Preclinical)	—	21	55
AT2220 Co-Administration (Pompe Disease — Phase 2)	281	1,097	5,225
AT2220 Co- Formulation (Pompe Disease — Preclinical)	—	109	109
Neurodegenerative Diseases (Preclinical)	217	14	9,040
Total third party direct project expenses	6,818	4,134	140,812

Other project costs (1)
Personnel costs	5,442	5,888	120,225
Other costs (2)	1,744	1,967	66,845
Total other project costs	7,186	7,855	187,070

Total research and development costs	$14,004	$11,989	$327,882

(1) Other project costs are leveraged across multiple projects.

(2) Other costs include facility, supply, overhead, and licensing costs that support multiple projects.

*    We do not plan to advance afegostat tartrate monotherapy program into Phase 3 development at this time.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions.  Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services.  From our inception in February 2002 through March 31, 2013, we spent $137.4 million on general and administrative expense.

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

While there were no significant changes during the quarter ended March 31, 2013 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

We use the Black-Scholes option pricing model when estimating the value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. We will continue to use a blended weighted average approach using our own historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined using a “simplified” method of estimating the expected exercise term which is the mid-point between the vesting date and the end of the contractual term. As our stock price volatility has been over 75% and we have experienced significant business transactions (Shire and GSK collaborations), we believe that we do not have sufficient reliable exercise data in order to justify a change from the use of the “simplified” method of estimating the expected exercise term of employee stock option grants. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on expected turnover as well as a historical analysis of actual option forfeitures.

The following table summarizes information related to stock compensation expense recognized in the statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2013
Stock compensation expense recognized in:
Research and development expense	$873	$924
General and administrative expense	515	650
Total stock compensation expense	$1,388	$1,574

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2012	2013
Expected stock price volatility	78.4%	82.0%
Risk free interest rate	1.1%	1.2%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00

Warrants

The warrants issued in connection with the March 2010 registered direct offering are classified as a liability.  The fair value of the warrants liability is evaluated at each balance sheet date using the Black-Scholes valuation model.  This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument.  Any changes in the fair value of the warrants liability is recognized in the consolidated statement of operations.  The weighted average assumptions used in the Black-Scholes valuation model for the warrants March 31, 2012 and 2013 are as follows:

	Three Months Ended March 31,
	2012	2013
Expected stock price volatility	72.6%	98.8%
Risk free interest rate	0.31%	0.13%
Expected life of warrants (years)	1.92	0.92
Expected annual dividend per share	$0.00	$0.00

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2012	2013
Historical
Numerator:
Net loss attributable to common stockholders	$(13,137)	$(17,458)

Denominator:
Weighted average common shares outstanding - basic and diluted	37,887,520	49,621,188

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents.  Potentially dilutive common stock equivalents totaled approximately 9.2 million and 10.5 million for the three months ended March 31, 2012 and 2013, respectively.  Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue. For the three months ended March 31, 2012, we recognized $1.7 million as Collaboration Revenue. The reimbursements for research and development costs under the Original License and Collaboration Agreement that met the criteria for revenue recognition were recognized as Research Revenue. For the three months ended March 31, 2012, we recognized $6.1 million as Research Revenue.

Under the Original License and Collaboration Agreement, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus which was being recognized as Collaboration and Milestone Revenue on a straight-line basis over the development period until entry into the Expanded Collaboration Agreement. Due to a change in the accounting for revenue recognition for the Expanded Collaboration Agreement, all revenue recognition related to the collaboration will be suspended until the total arrangement consideration becomes fixed and determinable. Any payments received from GSK will be recorded as deferred reimbursements on the balance sheet. In addition, future milestone payments we may pay GSK will be applied against the balance of this deferred reimbursements account. Revenue recognition would resume once the total arrangement consideration becomes fixed and determinable which would occur when the balance of the deferred reimbursements account is sufficient to cover all the remaining contingent milestone payments. As a result, we no longer recognize any revenue related to Collaboration and Milestone Revenue or Research Revenue as of the date of the Expanded Collaboration Agreement. There is no cash effect of this change in accounting, and there is no scenario where Amicus would have to refund any of the upfront payment, milestone payments, or research reimbursement payments. We have not generated any commercial sales revenue since our inception.  We have received cash payments from GSK related to the research reimbursement of $5.0 million and $3.2 million for the three months ended March 31, 2012, and 2013, respectively.

Research and Development Expense. Research and development expense was $12.0 million for the three months ended March 31, 2013, representing a decrease of $2.0 million or 14% from $14.0 million for the three months ended March 31, 2012.  The variance was primarily attributable to decreases in contract research and manufacturing costs within the Fabry program and decreased consulting fees, partially offset by increases in contract research within the Pompe co-administration program and increases in personnel costs.

General and Administrative Expense. General and administrative expense was $4.8 million for the three months ended March 31, 2013, representing an increase of $0.7 million or 17% from $4.1 million for the three months ended March 31, 2012.  The variance was primarily due to higher personnel costs, consulting and legal fees associated with patent costs.

Interest Income and Interest Expense. Interest income was $0.07 million for the three months ended March 31, 2013, representing an increase of $0.04 million or 133% from $0.03 million for the three months ended March 31, 2012.  The increase in interest income was due to the overall higher average cash and investment balances.  Interest expense was approximately $0.01 million for the three months ended March 31, 2013 compared to $0.04 million for the three months ended March 31, 2012.  The decrease was due to less outstanding debt during the period on the secured loan.

Change in Fair Value of Warrant Liability.   In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and remeasure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the three months ended March 31, 2013, we reported an expense of $0.3 million related to the increase in fair value of these warrants as compared to an expense of $2.4 million for the three months ended March 31, 2012, representing a decrease of $2.1 million or 88%. The market price for our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants liability.

Other Income/Expense. There was no other income/expense for the three months ended March 31, 2013 and March 31, 2012.

Liquidity and Capital Resources

Source of Liquidity

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007, $18.5 million of gross proceeds from our Registered Direct Offering in March 2010, $65.6 million of gross proceeds from our stock offering in March 2012, $49.9 million from GSK’s investments in the Company in October 2010 and July 2012, and $80.0 million from non-refundable license fees from collaborations. In the future, we expect to fund our operations, in part, through the receipt of cost-sharing payments from GSK. The following table summarizes our significant funding sources as of March 31, 2013:

			Approximate
			Amount (1)
Funding (2)	Year	No. Shares	(in thousands)

Series A Redeemable Convertible Preferred Stock	2002	444,443	$2,500
Series B Redeemable Convertible Preferred Stock	2004, 2005, 2006, 2007	4,917,853	31,189
Series C Redeemable Convertible Preferred Stock	2005, 2006	5,820,020	54,999
Series D Redeemable Convertible Preferred Stock	2006, 2007	4,930,405	60,000
Common Stock	2007	5,000,000	75,000
Upfront License Fee from Shire	2007	—	50,000
Registered Direct Offering	2010	4,946,524	18,500
Upfront License Fee from GSK	2010	—	30,000
Common Stock — GSK Purchase	2010	6,866,245	31,285
Common Stock Offering	2012	11,500,000	65,550
Common Stock — GSK Purchase	2012	2,949,581	18,582

		47,375,071	$437,605

(1)         Represents gross proceeds

(2)         The Series A, B, C and D Redeemable Convertible Preferred Stock was converted to common stock upon the effectiveness of our IPO

In addition, we have received reimbursement of research and development expenditures from GSK beginning with entry into the Original Collaboration Agreement (October 28, 2010) through March 31, 2013 of $25.9 million.  We also received $31.1million in reimbursement of research and development expenditures from the Shire collaboration from the date of the agreement (November 7, 2007) through year-end 2009.

As of March 31, 2013, we had cash, cash equivalents and marketable securities of $84.7 million.  We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts.  Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.  Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.

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

Net cash used in operations for the three months ended March 31, 2013 was $13.9 million, due primarily to the net loss for the three months ended March 31, 2013 of $17.5 million and the change in operating assets and liabilities of $1.3 million. The change in operating assets and liabilities consisted of a decrease in receivables from GSK related to the collaboration agreement of $1.9 million; a decrease of $0.5 million in prepaid assets primarily related to interest receivable from investments; an increase in deferred revenue of $1.3 million related to the recognition of the upfront payment from GSK for the collaboration agreement and a decrease in accounts payable and accrued expenses of $2.4 million related to program expenses.

Net Cash (Used in)/ Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $56.7 million.  Net cash used in investing activities reflects $67.9 million for the purchase of marketable securities and $3.1 million for the acquisition of property and equipment in connection with our move to new office and laboratory space, partially offset by $14.3 million for the sale and redemption of marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2013 was $6.8 million.  Net cash provided by investing activities reflects $34.1 million from the sale and redemption of marketable securities, partially offset by $27.0 million for the purchase of marketable securities and $0.4 million for the acquisition of property and equipment.

Net Cash Provided by/ (Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $63.6 million, consisting of $62.1 million from March 2012 stock offering, $1.0 million as proceeds from the new secured loan agreement with SVB and $0.8 million from the exercise of stock options. This was offset by the payments of our secured loan agreement of $0.3 million.

Net cash used in financing activities for the three months ended March 31, 2013 was $0.1 million for the payments of our secured loan agreement.

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

•                  the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates including those testing the use of pharmacological chaperones con-formulated and co-administered with ERT and for the treatment of diseases of neurodegeneration;

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities.  We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk.  The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk.  We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.  At March 31, 2013, we held $84.7 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income.  Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of March 31, 2013, approximately $39.4 million in net proceeds from this stock offering were maintained in money market funds and in investment-grade, interest bearing instruments, pending their use. We have used the remaining proceeds from this offering to advance the clinical and preclinical pharmacological chaperone programs and for other general corporate purposes.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock for the three months ended March 31, 2013.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.

(1)                   Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10K filed on March 12, 2013

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

AMICUS THERAPEUTICS, INC.

Date: May 9, 2013	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	By:	/s/ William D. Baird III
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

101

The following financial information from this Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.

(1)                   Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10K filed on March 12, 2013

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