Form 10-Q
period 2013-06-30
AMICUS THERAPEUTICS INC
filed 2013-08-07
CIK 1178879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of July 31, 2013 was 49,631,672 shares.

AMICUS THERAPEUTICS, INC

Form 10-Q for the Quarterly Period Ended June 30, 2013

		Page

PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements (unaudited)	4

	Consolidated Balance Sheets as of December 31, 2012 and June 30, 2013	4

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2013, and period February 4, 2002 (inception) to June 30, 2013	5

	Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2013, and period February 4, 2002 (inception) to June 30, 2013	6

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2013, and period February 4, 2002 (inception) to June 30, 2013	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION		35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

SIGNATURES		38

INDEX TO EXHIBITS		39

We have registered or filed applications to register certain trademarks in the United States and abroad, including AMICUS™, AMICUS THERAPEUTICS™ (and design) and CHART™ (and design).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “should,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I.                 FINANCIAL INFORMATION

Item 1.                                                         Financial Statements (unaudited)

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2012	2013
Assets:
Current assets:
Cash and cash equivalents	$33,971	$23,476
Investments in marketable securities	65,151	50,700
Receivable due from GSK	3,225	1,024
Prepaid expenses and other current assets	2,270	1,978
Total current assets	104,617	77,178

Property and equipment, less accumulated depreciation and amortization of $8,501 and $9,321 at December 31, 2012 and June 30, 2013, respectively	5,029	4,715
Other non-current assets	442	442
Total Assets	$110,088	$82,335

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,845	$9,018
Current portion of secured loan	398	398
Warrant liability	—	551
Total current liabilities	9,243	9,967

Deferred reimbursements	30,418	32,709
Warrant liability, non-current	908	—
Secured loan, less current portion	299	100

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 125,000,000 shares authorized, 49,631,672 shares issued and outstanding at December 31, 2012, 125,000,000 shares authorized, 49,631,672 shares issued and outstanding at June 30, 2013	556	556
Additional paid-in capital	387,539	390,696
Accumulated other comprehensive income	14	3
Deficit accumulated during the development stage	(318,889)	(351,696)
Total stockholders’ equity	69,220	39,559
Total Liabilities and Stockholders’ Equity	$110,088	$82,335

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

					Period from
					February 4,
					2002
	Three Months		Six Months		(inception)
	Ended June 30,		Ended June 30,		to June 30,
	2012	2013	2012	2013	2013
Revenue:
Research revenue	$5,477	$—	$11,591	$—	$57,493
Collaboration and milestone revenue	5,160	—	6,820	—	64,382
Total revenue	$10,637	$—	$18,411	$—	$121,875

Operating Expenses:
Research and development	$13,723	$10,725	$27,727	$22,714	$338,607
General and administrative	5,819	4,830	9,914	9,653	142,266
Restructuring charges	—	—	—	—	1,522
Impairment of leasehold improvements	—	—	—	—	1,030
Depreciation and amortization	442	450	862	889	12,657
In-process research and development	—	—	—	—	418
Total operating expenses	19,984	16,005	38,503	33,256	496,500
Loss from operations	(9,347)	(16,005)	(20,092)	(33,256)	(374,625)
Other income (expenses):
Interest income	116	46	143	111	14,500
Interest expense	(15)	(9)	(58)	(19)	(2,441)
Change in fair value of warrant liability	(118)	619	(2,494)	357	1,910
Other income	21	—	21	—	252
Loss before tax benefit	(9,343)	(15,349)	(22,480)	(32,807)	(360,404)
Income tax benefit	—	—	—	—	8,708
Net loss	(9,343)	(15,349)	(22,480)	(32,807)	(351,696)
Deemed dividend	—	—	—	—	(19,424)
Preferred stock accretion	—	—	—	—	(802)
Net loss attributable to common stockholders	$(9,343)	$(15,349)	$(22,480)	$(32,807)	$(371,922)
Net loss attributable to common stockholders per common shares — basic and diluted	$(0.20)	$(0.31)	$(0.53)	$(0.66)
Weighted-average common shares outstanding — basic and diluted	46,870,067	49,621,188	42,103,642	49,621,188

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

					Period from
					February 4,
					2002
	Three Months		Six Months		(inception)
	Ended June 30,		Ended June 30,		to June 30,
	2012	2013	2012	2013	2013

Net loss	$(9,343)	$(15,349)	$(22,480)	$(32,807)	$(351,696)

Other comprehensive (loss)/ income:

Unrealized (loss) gain on available- for-sale securities	(20)	(12)	13	(11)	3

Other comprehensive (loss)/ income, before income taxes	(20)	(12)	13	(11)	3

Provision for income taxes related to other (loss)/ comprehensive income items (a)	—	—	—	—	—

Other comprehensive (loss)/ income	$(20)	$(12)	$13	$(11)	$3

Comprehensive loss	$(9,363)	$(15,361)	$(22,467)	$(32,818)	$(351,693)

(a) — Taxes have not been accrued on unrealized gain on securities as the Company is in a loss position for all periods presented.

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

			Period from
			February 4, 2002
	Six Months		(inception) to
	Ended June 30,		June 30,
	2012	2013	2013
Operating activities
Net loss	$(22,480)	$(32,807)	$(351,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	—	525
Depreciation and amortization	862	889	12,657
Amortization of non-cash compensation	—	—	522
Stock-based compensation - employees	3,145	3,157	45,086
Stock-based compensation - non-employees	—	—	853
Stock-based license payments	—	—	1,220
Change in fair value of warrant liability	2,494	(357)	(1,910)
Loss on disposal of asset	27	—	388
Impairment of leasehold improvements	—	—	1,030
Non-cash charge for in-process research and development	—	—	418
Beneficial conversion feature related to bridge financing	—	—	135
Changes in operating assets and liabilities:
Receivable from GSK	(2,194)	2,201	(1,024)
Prepaid expenses and other current assets	3,245	292	(1,978)
Other non-current assets	267	—	(466)
Accounts payable and accrued expenses	(641)	173	9,018
Deferred reimbursements	(3,895)	2,291	32,709
Net cash used in operating activities	(19,170)	(24,161)	(252,513)
Investing activities
Sale and redemption of marketable securities	34,839	42,434	797,876
Purchases of marketable securities	(71,706)	(27,994)	(848,689)
Purchases of property and equipment	(3,939)	(575)	(18,788)
Net cash (used in)/ provided by investing activities	(40,806)	13,865	(69,601)
Financing activities
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	143,022
Proceeds from the issuance of common stock and warrants, net of issuance costs	62,057	—	193,441
Proceeds from the issuance of convertible notes	—	—	5,000
Payments of capital lease obligations	—	—	(5,587)
Payments of secured loan agreement	(726)	(199)	(4,255)
Proceeds from exercise of stock options	840	—	3,341
Proceeds from exercise of warrants (common and preferred)	—	—	264
Proceeds from capital asset financing arrangement	—	—	5,611
Proceeds from secured loan arrangement	995	—	4,753
Net cash provided by/ (used in) financing activities	63,166	(199)	345,590
Net increase/ (decrease) in cash and cash equivalents	3,190	(10,495)	23,476
Cash and cash equivalents at beginning of period	25,668	33,971	—
Cash and cash equivalents at end of period	$28,858	$23,476	$23,476

Amicus Therapeutics, Inc.

(a development stage company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(in thousands)

			Period from
			February 4, 2002
	Six Months		(inception) to
	Ended June 30,		June 30,
	2012	2013	2013
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$50	$16	$2,133
Non-cash activities
Conversion of warrants to common stock	$—	$—	$386
Conversion of notes payable to Series B redeemable convertible preferred stock	$—	$—	$5,000
Conversion of preferred stock to common stock	$—	$—	$148,951
Accretion of redeemable convertible preferred stock	$—	$—	$802
Beneficial conversion feature related to the issuance of Series C redeemable convertible preferred stock	$—	$—	$19,424

See accompanying notes to consolidated financial statements

Note 1.   Description of Business and Significant Accounting Policies

Corporate Information, Status of Operations and Management Plans

Amicus Therapeutics, Inc. (the Company) was incorporated on February 4, 2002 in Delaware and is a biopharmaceutical company focused on the discovery, development and commercialization of next-generation medicines for a range of rare and orphan diseases, with a focus on improved therapies for lysosomal storage diseases (LSDs). The Company’s lead program is migalastat HCl for Fabry disease.  Migalastat HCl is a novel, small molecule pharmacological chaperone in development as a monotherapy and in combination with enzyme replacement therapy (ERT) for Fabry disease.  The Company is leveraging its Chaperone-Advanced Replacement Therapy, or (CHART™ ) platform to develop next-generation therapies that combine pharmacological chaperones with enzyme therapies for Pompe, Mucopolysaccharidosis Type I (MPS I) and Gaucher diseases.  Current CHART™ programs for Pompe disease include the pharmacological chaperone AT2220 (duvoglustat HCl) co-administered with currently marketed Pompe ERTs (Myozyme®/Lumizyme®), as well as AT2220 co-formulated with a proprietary Pompe ERT. The Company’s activities since inception have consisted principally of raising capital, establishing facilities, and performing research and development. Accordingly, the Company is considered to be in the development stage.

On July 17, 2012, the Company entered into an Amended and Restated License and Expanded Collaboration Agreement (the “Expanded Collaboration Agreement”) with an affiliate of GlaxoSmithKline PLC (GSK) pursuant to which the Company and GSK continue to develop and commercialize migalastat HCl for the treatment of Fabry disease. The Expanded Collaboration Agreement amends and replaces in its entirety the License and Collaboration Agreement entered into between the Company and GSK on October 28, 2010 (the “Original Collaboration Agreement”) for the development and commercialization of migalastat HCl. Under the terms of the Expanded Collaboration Agreement, the Company and GSK are co-developing all formulations of migalastat HCl for Fabry disease, including migalastat HCl monotherapy, currently in Phase 3 development, as well as migalastat HCl co-formulated with an investigational ERT for Fabry disease (the “Co-formulated Product”). The Co-formulated Product is being developed by the Company and GSK in collaboration with JCR Pharmaceutical Co. Ltd. The Company will commercialize all migalastat HCl products for Fabry disease in the United States while GSK will commercialize all such products in the rest of the world.

The Company and GSK jointly fund development costs for all formulations of migalastat HCl in accordance with agreed upon development plans pursuant to which the Company and GSK fund 40% and 60% of such costs, respectively, for 2013 and through the end of the development plans.  Additionally, simultaneous with entry into the Expanded Collaboration Agreement, the Company and GSK entered into a Stock Purchase Agreement (the “SPA”) pursuant to which GSK purchased approximately 2.9 million shares of Amicus common stock at a price of $6.30 per share. The total value of this equity investment to the Company is approximately $18.6 million. As of June 30, 2013, GSK’s ownership position in the Company is 19.8%.

For further information, see “— Note 7. Collaborative Agreements”

The Company had an accumulated deficit of approximately $351.7 million at June 30, 2013 and anticipates incurring losses through the year 2013 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from its initial public offering (IPO) and subsequent stock offerings, payments from partners during the terms of the collaboration agreements and other financing arrangements. In March 2010, the Company sold 4.95 million shares of its common stock and warrants to purchase 1.9 million shares of common stock in a registered direct offering to a select group of institutional investors for net proceeds of $17.1 million. In October 2010, the Company sold 6.87 million shares of its common stock as part of the Original License and Collaboration Agreement with GSK for proceeds of $31 million. In March 2012, the Company sold 11.5 million shares of its common stock in a stock offering for net proceeds of $62.0 million. In July 2012, the Company sold 2.9 million shares of its common stock as part of the Expanded Collaboration Agreement with GSK for proceeds of $18.6 million. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to cover its cash flow requirements into the fourth quarter of 2014.

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

Note 2.  Cash, Money Market Funds and Marketable Securities

As of June 30, 2013, the Company held $23.5 million in cash and cash equivalents and $50.7 million of available-for-sale investment securities which are reported at fair value on the Company’s balance sheet.  Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss)  in the statements of comprehensive loss.  If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.  To date, only temporary impairment adjustments have been recorded.

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

Cash and available for sale securities consisted of the following as of December 31, 2012 and June 30, 2013 (in thousands):

	As of December 31, 2012
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$33,971	$—	$—	$33,971
Corporate debt securities	42,503	5	(11)	42,497
Commercial paper	19,725	19	—	19,744
Certificate of deposit	2,909	1	—	2,910
	$99,108	$25	$(11)	$99,122

Included in cash and cash equivalents	$33,971	$—	$—	$33,971
Included in marketable securities	65,137	25	(11)	65,151
Total cash and available for sale securities	$99,108	$25	$(11)	$99,122

	As of June 30, 2013
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$23,476	$—	$—	$23,476
Corporate debt securities	29,618	1	(15)	29,604
Commercial paper	20,729	17	—	20,746
Certificate of deposit	350	—	—	350
	$74,173	$18	$(15)	$74,176

Included in cash and cash equivalents	$23,476	$—	$—	$23,476
Included in marketable securities	50,697	18	(15)	50,700
Total cash and available for sale securities	$74,173	$18	$(15)	$74,176

Unrealized gains and losses are reported as a component of other comprehensive income/(loss) in the statements of comprehensive loss.  For the year ended December 31, 2012, unrealized holding gains included in the statement of comprehensive loss was $10 thousand.  For the six months ended June 30, 2013, unrealized holding loss included in the statements of comprehensive loss was $11 thousand.

For the year ended December 31, 2012 and the six months ended June 30, 2013, there were no realized gains or losses.  The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available for sale securities as of December 31, 2012 and June 30, 2013 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months.  The fair value of these available for sale securities in unrealized loss positions was $33.1 million and $20.8 million as of December 31, 2012 and June 30, 2013, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (“AOCI”) in the statements of comprehensive loss.  The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the three and six months ended June 30, 2012 and 2013, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Balance, beginning	$37	$15	$4	$14
Current period changes in fair value, (a)	(20)	(12)	13	(11)
Reclassification of earnings, (a)	—	—	—	—
Balance, ending	$17	$3	$17	$3

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2013	2012	2013
Historical
Numerator:
Net loss attributable to common stockholders per common	$(9,343)	$(15,349)	$(22,480)	$(32,807)

Denominator
Weighted average common shares outstanding — basic and diluted	46,870,067	49,621,188	42,103,642	49,621,188

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents.  Potentially dilutive common stock equivalents totaled approximately 9.1 million and 11.6 million for the six months ended June 30, 2012 and 2013, respectively.  Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Note 4.   Stockholders’ Equity

Common Stock and Warrants

As of June 30, 2013, the Company was authorized to issue 125,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

In July 2012, Amicus and GSK entered into the SPA pursuant to which GSK purchased 2.9 million unregistered shares of Amicus common stock at a price of $6.30 per share. The total purchase price for these shares was $18.6 million. The Company received all proceeds from the sale of such shares on July 26, 2012. As of June 30, 2013, GSK had a 19.8% ownership position in the Company.

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

In March 2010, the Company sold 4.9 million shares of its common stock and warrants to purchase 1.9 million shares of common stock in a registered direct offering to a selected group of institutional investors through a Registration Statement on Form S-3 that was declared effective by the SEC on May 27, 2009. The shares of common stock and warrants were sold in units consisting of one share of common stock and one warrant to purchase 0.375 shares of common stock at a price of $3.74 per unit. The warrants have a term of four years and are exercisable any time on or after the six month anniversary of the date they were issued, at an exercise price of $4.43 per share. The gross offering proceeds were $18.5 million. There were approximately 1.4 million warrants outstanding at June 30, 2013.

Stock Option Plans

During the three and six months ended June 30, 2013, the Company recorded stock based compensation expense of approximately $1.6 million and $3.2 million, respectively.  The stock-based compensation expense had no impact on the Company’s cash flows from operations and financing activities.  As of June 30, 2013, the total unrecognized compensation cost related to non-vested stock options granted was $11.4 million and is expected to be recognized over a weighted average period of 2.5 years.  The following table summarizes information related to stock compensation expense recognized in the statements of operations (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2013	2012	2013
Stock compensation expense recognized in:
Research and development expense	$921	$885	$1,793	$1,810
General and administrative expense	836	698	1,352	1,347
Total stock compensation expense	$1,757	$1,583	$3,145	$3,157

The fair value of the options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2013	2012	2013
Expected stock price volatility	77.0%	82.0%	77.5%	82.0%
Risk free interest rate	1.1%	1.4%	0.7%	1.2%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

A summary of option activities related to the Company’s stock options for the six months ended June 30, 2013 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)			(in thousands)

Balance at December 31, 2012	7,974.2	$6.35
Options granted	2,458.8	$3.04
Options exercised	—	$—
Options forfeited	(280.9)	$5.09
Balance at June 30, 2013	10,152.1	$5.58	7.6 years	$38.1

Vested and unvested expected to vest, June 30, 2013	9,443.1	$5.70	7.4 years	$38.1
Exercisable at June 30, 2013	5,154.7	$6.92	6.1 years	$38.1

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

At June 30, 2013, the total amount due under the 2011 Loan Agreement was $0.5 million.  The carrying amount of the Company’s borrowings approximates fair value at June 30, 2013.

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

Cash, Money Market Funds and Marketable Securities

The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date.  The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities.   No changes in valuation techniques or inputs occurred during the three months ended June 30, 2013.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2013.

Secured Debt

As disclosed in Note 5, the Company has a loan and security agreement with Silicon Valley Bank.  The carrying amount of the Company’s borrowings approximates fair value at June 30, 2013.  The Company’s secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

Warrants

The Company allocated $3.3 million of proceeds from its March 2010 registered direct offering to warrants issued in connection with the offering that was classified as a liability.  The valuation of the warrants is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument.  The Company has determined that the warrant liability should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification.  There are six inputs: closing price of Amicus stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Amicus’ stock over that term; annual rate of dividends; and the riskless rate of return.  Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements.  The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Amicus stock would fall under Level 1 of the fair value hierarchy as it is a quoted price in an active market.  The riskless rate of return is a Level 2 input, while the historical volatility is a Level 3 input in accordance with the fair value accounting guidance.  Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy.  This liability is subject to fair value mark-to-market adjustment each period and approximately 0.5 million warrants were exercised in 2012.  The Company recognized the change in the fair value of the warrant liability as non-operating income of $0.6 million for the three months ended June 30, 2013 and the resulting fair value of the warrant liability at June 30, 2013 was $0.6 million. The weighted average assumptions used in the Black-Scholes valuation model for the warrants are as follows:

	Six Months Ended June 30,
	2012	2013
Expected stock price volatility	73.27%	111.44%
Risk free interest rate	0.29%	0.11%
Expected life of warrants (years)	1.67	0.67
Expected annual dividend per share	$0.00	$0.00

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2012, are identified in the following table (in thousands):

	Balance as of December 31, 2012
	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$33,971	$—	$33,971
Corporate debt securities	—	42,497	42,497
Commercial paper	—	19,744	19,744
Certificate of deposit	—	2,910	2,910
	$33,971	$65,151	$99,122

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$697	$—	$697
Warrants liability	—	—	908	908
	$—	$697	$908	$1,605

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of June 30, 2013, are identified in the following table (in thousands):

	Balance as of June 30, 2013
	Level 1	Level 2	Total
Assets:
Cash/Money market funds	$23,476	$—	$23,476
Corporate debt securities	—	29,604	29,604
Commercial paper	—	20,746	20,746
Certificate of deposit	—	350	350
	$23,476	$50,700	$74,176

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$498	$—	$498
Warrants liability	—	—	551	551
	$—	$498	$551	$1,049

The change in the fair value of the Level 3 liability was a decrease of $0.6 million and an increase of $0.1 million for the three months ended June 30, 2013, and 2012, respectively.  The change in fair value for the Level 3 liability was a decrease of $0.4 million and an increase of $2.5 million for the six months ended June 30, 2013 and 2012, respectively.

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

On July 17, 2012, the Company entered into the Expanded Collaboration Agreement with GSK pursuant to which the Company and GSK continue to develop and commercialize migalastat HCl, currently in Phase 3 development for the treatment of Fabry disease. The Expanded Collaboration Agreement amends and replaces in its entirety the Original Collaboration Agreement. Under the terms of the Expanded Collaboration Agreement, the Company and GSK will co-develop all formulations of migalastat HCl for Fabry disease, including the development of migalastat HCl co-formulated with an investigational ERT for Fabry disease in collaboration with another GSK collaborator JCR Pharmaceutical Co. Ltd. The Company will commercialize all migalastat HCl products for Fabry disease in the United States while GSK will commercialize all such products in the rest of the world.

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

Additionally, simultaneous with entry into the Expanded Collaboration Agreement, Amicus and GSK entered into an SPA pursuant to which GSK purchased approximately 2.9 million shares of Amicus common stock at a price of $6.30 per share. The SPA provides GSK with customary registration rights for the shares purchased and includes a six-month lock-up provision. The total purchase price was $18.6 million and the Company received all proceeds from the sale of such shares on July 26, 2012. As of June 30, 2013, GSK had a 19.8% ownership position in the Company as a result of the Original and Expanded Collaboration Agreements.

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

Note 8.  Subsequent Events

The Company evaluated events that occurred subsequent to June 30, 2013 through the date of issuance of these financial statements.  The following event was noted:

On July 11, 2013, GSK notified the Company that a milestone event had been achieved under the Expanded Collaboration Agreement triggering a milestone payment to GSK.  As discussed in Note 7 above, the Company is responsible for certain pass-through milestone payments that GSK must pay to a third party in connection with the development of the Co-formulated Product. As a result, the Company will pay approximately $0.8 million to GSK in August 2013 which will subsequently be paid to the third party.  This payment will be reflected as a reduction of the deferred reimbursements in the consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Amicus Therapeutics, Inc. (Amicus) is a biopharmaceutical company at the forefront of therapies for rare and orphan diseases. We are developing novel, first-in-class treatments for a broad range of human genetic diseases, with a focus on delivering benefits to individuals with lysosomal storage diseases. Our development programs include novel small molecules as monotherapy treatments and in combination with the current standard treatment for Fabry and other lysosomal storage diseases, enzyme replacement therapy (ERT). Our Chaperone-Advanced Replacement Therapy, or CHART™, pharmacological programs include chaperones co-administered with currently marketed ERTs, as well as proprietary therapeutic enzymes co-formulated with our pharmacological chaperones as next-generation ERTs. We believe that our pharmacological chaperone and CHART™ platform technologies, our advanced product pipeline, a strong balance sheet and our strategic collaboration with GSK uniquely position us at the forefront of developing therapies for rare and orphan diseases.

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

Our current CHART™ programs for Pompe disease are investigating the pharmacological chaperone AT2220 (duvoglustat HCl) in combination with human recombinant GAA (rhGAA) enzymes.  AT2220 co-administered with currently marketed rhGAA (Myozyme®/Lumizyme®) is in Phase 2 and AT2220 co-formulated with a proprietary rhGAA enzyme is in preclinical studies. In addition, we are engaged in preclinical development of a proprietary human recombinant IDUA (rhIDUA) enzyme co-formulated with a novel pharmacological chaperone as next generation therapy for Mucopolysaccharidosis Type I (MPS I).

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

The primary analysis compared the number of responders in the migalastat HCl versus placebo groups in Stage 1, based on a 50% or greater reduction in interstitial capillary globotriaosylceramide (GL-3) as measured in kidney biopsies. Pathologists blinded to biopsy sequence are using the published, quantitative Barisoni Lipid Inclusion Scoring System with virtual microscopy (BLISS-VM) for the histological evaluation of interstitial capillary GL-3 in kidney biopsies from baseline to month 6 Stage 1 and from baseline to month 12 Stage 2. Secondary endpoints for Study 011 include safety and tolerability, urine GL-3 and kidney function.

In December 2012, Amicus and GSK announced top-line six-month Stage 1 results from Study 011. In the primary responder analysis, 13/32 (41%) in the migalastat HCl group versus 9/32 (28%) in the placebo group demonstrated a 50% or greater reduction in kidney interstitial capillary GL-3 from baseline to month 6 which was not statistically significant (p=0.3). Taken alone a pre-specified secondary analysis of the absolute percent change in kidney interstitial capillary GL-3 from baseline to month 6 showed a median reduction of 41% in the migalastat HCl group versus a median reduction of 6% in the placebo group (p=0.093). Data from Stage 2 are anticipated in the fourth quarter of 2013.

A meeting with the FDA was held in the second quarter of 2013 to review the statistical analysis plan for Study 011 and to discuss the Stage 1 results. At this meeting, the FDA stated that the Stage 1 data alone would not be sufficient to support accelerated approval in the U.S. The FDA agreed to a follow-up meeting to review the full data from all Phase 2 and Phase 3 clinical studies of migalastat HCL. We expect to hold this meeting to discuss a U.S. marketing application for migalastat HCL in the second half of 2014.

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

AT2220 CHART ™ Programs for Pompe Disease

We also continue to advance our pharmacological chaperone AT2220 (duvoglustat HCl) co-administered with the only approved ERTs (Myozyme®/Lumizyme®) for Pompe disease. We recently completed a Phase 2 safety and PK study (Study 010) that investigated single ascending oral doses of AT2220 (50 mg, 100 mg, 250 mg, and 600 mg) co-administered with Myozyme® or Lumizyme® (alglucosidase alfa. or recombinant human GAA enzyme, rhGAA), in patients with Pompe disease. Each patient received one infusion of ERT alone, and then a single dose of AT2220 just prior to the next ERT infusion. Results from this study showed an increase in GAA enzyme activity in plasma and muscle compared to ERT alone. Based on these results, we expect to initiate a repeat-dose clinical study of a novel intravenous formulation of AT2220 (AT2220-IV) co-administered with Myozyme®/Lumizyme® in the second half of 2013.

In addition, we have initiated development of a co-formulated product which combines AT2220 (duvoglustat HCl) with our own proprietary recombinant human (rh) GAA enzyme as a next-generation ERT for Pompe disease. We believe this approach has the potential to improve the properties of the rhGAA enzyme itself while incorporating AT2220 as a small molecule stabilizer to increase exposure and tissue uptake of active enzyme, and reduce immunogenicity relative to currently marketed ERTs.

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

Financial Operations Overview

We have generated significant losses to date and expect to continue to generate losses as we continue the clinical and preclinical development of our drug candidates. These activities are budgeted to expand over time and will require further resources if we are to be successful. From our inception in February 2002 through June 30, 2013, we have accumulated a deficit of $351.7 million. As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial in the near term.

Revenue

Under the Original License and Collaboration Agreement, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus which was being recognized as Collaboration and Milestone Revenue on a straight-line basis over the development period. For the three months and six months ended June 30, 2012, we recognized $5.2 million and $6.8 million, respectively, as Collaboration and Milestone Revenue.

The reimbursements for research and development costs under the Original License and Collaboration Agreement that met the criteria for revenue recognition were recognized as Research Revenue. For the three months and six months ended June 30, 2012, we recognized $5.5 million and $11.6 million, respectively, as Research Revenue for reimbursed research and development costs.

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

We expense research and development costs as incurred, including payments made to date under our license agreements.  We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates.  From our inception in February 2002 through June 30, 2013, we have incurred research and development expense in the aggregate of $338.6 million.

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

					Period from
					February 4, 2002
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
Projects	2012	2013	2012	2013	2013
Third party direct project expenses
Monotherapy Studies
Migalastat HCl (Fabry Disease — Phase 3)	$4,560	$2,010	$10,269	$4,352	$84,405
Afegostat tartrate (Gaucher Disease — Phase 2*)	15	44	42	74	26,375
AT2220 (Pompe Disease — Phase 2)	3	—	—	—	13,252
Combination Studies
Migalastat HCl Co-Administration (Fabry Disease — Phase 2)	619	17	961	462	3,892
Migalastat HCl Co-Formulation (Fabry Disease — Preclinical)	56	—	301	76	530
Afegostat tartrate Co-Administration (Gaucher Disease — Preclinical)	—	—	—	21	55
AT2220 Co-Administration (Pompe Disease — Phase 2)	645	723	926	1,820	5,948
AT2220 Co-Formulation (Pompe Disease — Preclinical)	—	115	—	224	224
Neurodegenerative Diseases (Preclinical)	124	29	341	43	9,069

Total third party direct project expenses	6,022	2,938	12,840	7,072	143,750

Other project costs (1)
Personnel costs	5,203	5,589	10,645	11,477	125,814
Other costs (2)	2,498	2,198	4,242	4,165	69,043
Total other project costs	7,701	7,787	14,887	15,642	194,857

Total research and development costs	$13,723	$10,725	$27,727	$22,714	$338,607

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions.  Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services.  From our inception in February 2002 through June 30, 2013, we spent $142.3 million on general and administrative expense.

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

While there were no significant changes during the quarter ended June 30, 2013 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

•                  fees owed for professional services, and

•                  unpaid salaries, wages and benefits.

Stock-Based Compensation

In accordance with the applicable guidance, we measure stock-based compensation at a fair value, which is determine by measuring the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award.  We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the vesting period of the related awards.

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

The following table summarizes information related to stock compensation expense recognized in the statements of operations (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2013	2012	2013
Stock compensation expense recognized in:
Research and development expense	$921	$885	$1,793	$1,810
General and administrative expense	836	698	1,352	1,347
Total stock compensation expense	$1,757	$1,583	$3,145	$3,157

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2013	2012	2013
Expected stock price volatility	77.0%	82.0%	77.5%	82.0%
Risk free interest rate	1.1%	1.4%	0.7%	1.2%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

Warrants

The warrants issued in connection with the March 2010 registered direct offering are classified as a liability.  The fair value of the warrants liability is evaluated at each balance sheet date using the Black-Scholes valuation model.  This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument.  Any changes in the fair value of the warrants liability is recognized in the consolidated statement of operations.  The weighted average assumptions used in the Black-Scholes valuation model for the warrants June 30, 2012 and June 30, 2013 are as follows:

	June 30, 2012	June 30, 2013
Expected stock price volatility	73.27%	111.44%
Risk free interest rate	0.29%	0.11%
Expected life of warrants (years)	1.67	0.67
Expected annual dividend per share	$0.00	$0.00

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amount)	2012	2013	2012	2013
Historical
Numerator:
Net loss attributable to common stockholders	$(9,343)	$(15,349)	$(22,480)	$(32,807)

Denominator:
Weighted average common shares outstanding — basic and diluted	46,870,067	49,621,188	42,103,642	49,621,188

Dilutive common stock equivalents would include the dilutive effect of common stock options and warrants for common stock equivalents.  Potentially dilutive common stock equivalents totaled approximately 9.1 million and 11.6 million for the six months ended June 30, 2012 and 2013, respectively.  Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue. For the three months ended June 30, 2012, we recognized $5.2 million as Collaboration and Milestone Revenue. The reimbursements for research and development costs under the Original License and Collaboration Agreement that met the criteria for revenue recognition were recognized as Research Revenue. For the three months ended June 30, 2012, we recognized $5.5 million as Research Revenue.

Under the Original License and Collaboration Agreement, GSK paid us an initial, non-refundable license fee of $30 million and a premium of $3.2 million related to GSK’s purchase of an equity investment in Amicus which was being recognized as Collaboration and Milestone Revenue on a straight-line basis over the development period until entry into the Expanded Collaboration Agreement. Due to a change in the accounting for revenue recognition for the Expanded Collaboration Agreement, all revenue recognition related to the collaboration will be suspended until the total arrangement consideration becomes fixed and determinable. Any payments received from GSK will be recorded as deferred reimbursements on the balance sheet. In addition, future milestone payments we may pay GSK will be applied against the balance of this deferred reimbursements account. Revenue recognition would resume once the total arrangement consideration becomes fixed and determinable which would occur when the balance of the deferred reimbursements account is sufficient to cover all the remaining contingent milestone payments. As a result, we no longer recognize any revenue related to Collaboration and Milestone Revenue or Research Revenue as of the date of the Expanded Collaboration Agreement. There is no cash effect of this change in accounting, and there is no scenario where Amicus would have to refund any of the upfront payment, milestone payments, or research reimbursement payments. We have not generated any commercial sales revenue since our inception.  We have received cash payments from GSK related to the research reimbursement of $4.3 million and $1.3 million for the three months ended June 30, 2012, and 2013, respectively.

Research and Development Expense. Research and development expense was $10.7 million for the three months ended June 30, 2013, representing a decrease of $3.0 million or 21.9% from $13.7 million for the three months ended June 30, 2012.  The variance was primarily attributable to a decrease in  contract research and manufacturing costs due to the decreased activity within the Fabry program. The decreases were partially offset by higher personnel costs.

General and Administrative Expense. General and administrative expense was $4.8 million for the three months ended June 30, 2013, representing a decrease of $1.0 million or 17.2% from $5.8 million for the three months ended June 30, 2012.  The decrease was primarily due to decrease in personnel costs and legal fees.

Interest Income and Interest Expense. Interest income was $0.04 million for the three months ended June 30, 2013, representing a decrease of $ 0.06 million or 60% from $0.1 million for the three months ended June 30, 2012. The decrease was due to lower cash and investment balances .  Interest expense was approximately $9 thousand for the three months ended June 30, 2013 compared to $15 thousand for the three months ended June 30, 2012.  The decrease was due to less outstanding debt during the period on the secured loan.

Change in Fair Value of Warrant Liability.  In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and remeasure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the three months ended June 30, 2013, we reported  income of $0.6 million related to the decrease in fair value of these warrants as compared to expense of $0.1 million for the three months ended June 30, 2012, representing an increase  of $0.7 million. The market price of our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrant liability

Results of Operations

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue. For the six months ended June 30, 2012, we recognized $3.5 million as milestone revenue upon achieving clinical development milestone and $3.3 million of the total upfront consideration received from GSK upon entry into the License and Collaboration Agreement as Collaboration Revenue. For the six months ended June 30, 2012, we recognized $11.6 million as Research Revenue.  As  a result of the Expanded Collaboration Agreement with GSK effective July 2012, we no longer recognize any revenue related to the Collaboration and Milestone Revenue or Research Revenue for 2013.

Research and Development Expense. Research and development expense was $22.7 million for the six months ended June 30, 2013, representing a decrease of $5.0 million or 18.1% from $27.7 million for the six months ended June 30, 2012.  The variance was primarily attributable to a decrease in contract research and manufacturing costs due to decreased activity within the Fabry program.

General and Administrative Expense. General and administrative expense was $9.7 million for the six months ended June 30, 2013, representing a decrease of $0.2 million or 2% from $9.9 million for the six months ended June 30, 2012.  The decrease was primarily due to decreases in personnel costs, legal fees and facilities.

Interest Income and Interest Expense. Interest income was $0.1 million for the six months ended June 30, 2013, and 2012.  Interest expense was approximately $0.02 million for the six months ended June 30, 2013 compared to $0.06 million for the three months ended June 30, 2012.  The decrease was due to less outstanding debt during the period on the secured loan.

Change in Fair Value of Warrant Liability.  In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and remeasure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the six months ended June 30, 2013, we reported income of $0.4 million related to the increase in fair value of these warrants as compared to an expense of $2.5 million for the six months ended June 30, 2012, representing an increase of $2.9 million or 116%. The market price of our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrant liability.

Other Income/Expense. There was no other income or expense for the six months ended June 30, 2013.  Other income for the six months ended June 30, 2012 was $0.02 million and represents cash received from the sale of property, plant and equipment.

Liquidity and Capital Resources

Source of Liquidity

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007, $18.5 million of gross proceeds from our Registered Direct Offering in March 2010, $65.6 million of gross proceeds from our stock offering in March 2012, $49.9 million from GSK’s investments in the Company in October 2010 and July 2012, and $80.0 million from non-refundable license fees from collaborations. In the future, we expect to fund our operations, in part, through the receipt of cost-sharing payments from GSK. The following table summarizes our significant funding sources as of June 30, 2013:

			Approximate
			Amount (1)
Funding (2)	Year	No. Shares	(in thousands)

Series A Redeemable Convertible Preferred Stock	2002	444,443	$2,500
Series B Redeemable Convertible Preferred Stock	2004, 2005, 2006, 2007	4,917,853	31,189
Series C Redeemable Convertible Preferred Stock	2005, 2006	5,820,020	54,999
Series D Redeemable Convertible Preferred Stock	2006, 2007	4,930,405	60,000
Common Stock	2007	5,000,000	75,000
Upfront License Fee from Shire	2007	—	50,000
Registered Direct Offering	2010	4,946,524	18,500
Upfront License Fee from GSK	2010	—	30,000
Common Stock - GSK Purchase	2010	6,866,245	31,285
Common Stock Offering	2012	11,500,000	65,550
Common Stock - GSK Purchase	2012	2,949,581	18,582

		47,375,071	$437,605

(1)         Represents gross proceeds

(2)         The Series , B, C,and D Redeemable Convertible Preferred Stock was converted to common stock upon the effectiveness of our IPO

In addition, we have received reimbursement of research and development expenditures from GSK beginning with entry into the Original Collaboration Agreement (October 28, 2010) through June 30, 2013 of $27.2 million.  We also received $31.1million in reimbursement of research and development expenditures from the Shire collaboration from the date of the agreement (November 7, 2007) through year-end 2009.

As of June 30, 2013, we had cash, cash equivalents and marketable securities of $74.2 million.  We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts.  Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.  Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.

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

Net cash used in operations for the six months ended June 30, 2013 was $24.2 million, due primarily to the net loss for the six months ended June 30, 2013 of $32.8 million and the change in operating assets and liabilities of $5.0 million. The change in operating assets and liabilities consisted of a decrease in receivables from GSK related to the collaboration agreement of $2.2 million; a decrease of $0.3 million in prepaid assets primarily related to a receivable from the sale of state net operating loss carry forwards, or NOLs; an increase in deferred revenue of $2.3 million related to the recognition of the upfront payment from GSK for the collaboration agreement and an  increase  in accounts payable and accrued expenses of $0.2 million related to program expenses.

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

Net cash provided by investing activities for the six months ended June, 2013 was $13.9 million.  Net cash provided by investing activities reflects $42.4 million for the sale and redemption of marketable securities, partially offset by $28.0 million for the purchase of marketable securities and $0.5 million for the acquisition of property and equipment.

Net Cash  Provided by/ (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $63.2 million, consisting of $62.1 million from the issuance of common stock, $1.0 million as proceeds from the new secured loan agreement with SVB and $0.8 million from the exercise of stock options. This was partially offset by the payments of our secured loan agreement of $0.7 million.

Net cash used in financing activities for the six months ended June 30, 2013 was $0.2 million, consisting of payments of our secured loan agreement.

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

We do not anticipate that we will generate revenue from commercial sales until at least 2014, if at all.  In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We believe that our existing cash and cash equivalents and short term investments will be sufficient to cover our cash flow requirements into the fourth quarter of 2014.

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

Under the Expanded Collaboration Agreement, GSK is eligible to receive U.S. regulatory approval milestones totaling $20 million for migalastat HCl monotherapy and migalastat HCl co-administered with ERT, and additional regulatory approval and product launch milestone payments totaling up to $35 million within seven years following the launch of the Co-formulated Product. We will also be responsible for certain pass-through milestone payments and single-digit royalties on the net U.S. sales of the Co-formulated Product that GSK must pay to a third party. In addition, we are no longer eligible to receive any milestones or royalties we would have been eligible to receive under the Original Collaboration Agreement other than a $3.5 million clinical development milestone achieved in the second quarter of 2012 and paid by GSK to us in the third quarter of 2012.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities.  We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk.  The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk.  We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.  At June 30, 2013, we held $74.2 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income.  Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

As of June 30, 2013, approximately $32.1 million in net proceeds from this stock offering were maintained in money market funds and in investment-grade, interest bearing instruments, pending their use. We have used the remaining proceeds from this offering to advance the clinical and preclinical pharmacological chaperone programs and for other general corporate purposes.

The foregoing represents our best estimate of our use of proceeds for the period indicated.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock for the three months ended June 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-laws

10.1(3)	Amendment to Employment Agreement, dated as of April 18, 2013, between the Registrant and John F. Crowley

10.2(3)	Letter Agreement, dated as of April 18, 2013, between the Registrant and William D. Baird, III

10.3(3)	Letter Agreement, dated as of April 18, 2013, between the Registrant and Bradley L. Campbell

10.4(3)	Letter Agreement, dated as of April 18, 2013, between the Registrant and David J. Lockhart.

10.5	Letter Agreement, dated as of April 18, 2013, between the Registrant and Joan C. Winterbottom

10.6	Letter Agreement, dated as of June 5, 2013, between the Registrant and Jeffrey P. Castelli

10.7	Letter Agreement, dated as of June 5, 2013, between the Registrant and Jayne Gershkowitz

10.8	Letter Agreement, dated as of June 5, 2013, between the Registrant and Peter M. Macaluso

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; (v) and the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10K filed on February 28, 2012

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1
(3)	Incorporate by reference to our Current Report on Form 8-K dated April 24, 2013

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

AMICUS THERAPEUTICS, INC.

Date: August 7, 2013	By:	/s/ John F. Crowley

John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2013	By:	/s/ William D. Baird III

William D. Baird III
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-laws

10.1(3)	Amendment to Employment Agreement, dated as of April 18, 2013, between the Registrant and John F. Crowley

10.2(3)	Letter Agreement, dated as of April 18, 2013, between the Registrant and William D. Baird, III

10.3(3)	Letter Agreement, dated as of April 18, 2013, between the Registrant and Bradley L. Campbell

10.4(3)	Letter Agreement, dated as of April 18, 2013, between the Registrant and David J. Lockhart.

10.5	Letter Agreement, dated as of April 18, 2013, between the Registrant and Joan C. Winterbottom

10.6	Letter Agreement, dated as of June 5, 2013, between the Registrant and Jeffrey P. Castelli

10.7	Letter Agreement, dated as of June 5, 2013, between the Registrant and Jayne Gershkowitz

10.8	Letter Agreement, dated as of June 5, 2013, between the Registrant and Peter M. Macaluso

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; (v) and the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10K filed on February 28, 2012

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1

(3)	Incorporate by reference to our Current Report on Form 8-K dated April 24, 2013

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