Form 10-Q
period 2014-06-30
AMICUS THERAPEUTICS INC
filed 2014-08-07
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of July 30, 2014 was 78,701,041 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended June 30, 2014

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

•                  the cost of manufacturing drug supply for our clinical and preclinical studies, including the significant cost of enzyme replacement therapy (ERT) cell line development and manufacturing as well as the cost of manufacturing the vIGF-2 peptide tag;

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

PART I.                               FINANCIAL INFORMATION

Item 1.                                      Financial Statements (unaudited)

Amicus Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2013	2014
Assets:
Current assets:
Cash and cash equivalents	$43,640	$41,904
Investments in marketable securities	38,360	36,092
Receivable due from collaboration agreements	1,083	475
Prepaid expenses and other current assets	5,195	951
Total current assets	88,278	79,422

Property and equipment, less accumulated depreciation and amortization of $9,973 and $10,781 at December 31, 2013 and June 30, 2014, respectively	4,120	3,444
In-process research & development	23,000	23,000
Goodwill	11,613	11,613
Other non-current assets	552	515
Total Assets	$127,563	$117,994

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,162	$9,918
Current portion of secured loan	299	1,253
Total current liabilities	10,461	11,171

Deferred reimbursements	36,677	36,677
Secured loan, less current portion	14,174	13,104
Contingent consideration payable	10,600	10,800
Deferred tax liability	9,186	9,186
Other non-current liability	714	748

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 125,000,000 shares authorized, 61,975,416 shares issued and outstanding at December 31, 2013, 125,000,000 shares authorized, 72,869,861 shares issued and outstanding at June 30, 2014	679	789
Additional paid-in capital	423,593	444,600
Accumulated other comprehensive income	1	(2)
Accumulated deficit	(378,522)	(409,079)
Total stockholders’ equity	45,751	36,308
Total Liabilities and Stockholders’ Equity	$127,563	$117,994

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2014	2013	2014
Revenue:
Research revenue	$—	$475	$—	$931
Total revenue	—	475	—	931

Operating Expenses:
Research and development	$10,725	$9,978	$22,714	$19,970
General and administrative	4,830	4,753	9,653	9,929
Changes in fair value of contingent consideration payable	—	(305)	—	200
Restructuring charges	—	(81)	—	(89)
Depreciation and amortization	450	396	889	808
Total operating expenses	16,005	14,741	33,256	30,818
Loss from operations	(16,005)	(14,266)	(33,256)	(29,887)
Other income (expenses):
Interest income	46	36	111	78
Interest expense	(9)	(374)	(19)	(729)
Change in fair value of warrant liability	619	—	357	—
Other expense	—	(10)	—	(19)

Net loss	$(15,349)	$(14,614)	$(32,807)	$(30,557)

Net loss per common shares — basic and diluted	$(0.31)	$(0.22)	$(0.66)	$(0.46)
Weighted-average common shares outstanding — basic and diluted	49,621,188	67,212,764	49,621,188	65,799,059

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2014	2013	2014

Net loss	$(15,349)	$(14,614)	$(32,807)	$(30,557)

Other comprehensive (loss)/ income:

Unrealized loss on available-for-sale securities	(12)	(4)	(11)	(3)

Other comprehensive loss before income taxes	(12)	(4)	(11)	(3)
Provision for income taxes related to other (loss)/ comprehensive income items (a)	—	—	—	—

Other comprehensive loss	$(12)	$(4)	$(11)	$(3)

Comprehensive loss	$(15,361)	$(14,618)	$(32,818)	$(30,560)

(a) — Taxes have not been accrued on unrealized gain on securities as the Company is in a loss position for all periods presented.

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months
	Ended June 30,
	2013	2014
Operating activities
Net loss	$(32,807)	$(30,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	115
Depreciation and amortization	889	808
Stock-based compensation	3,157	2,748
Restructuring charges	—	(89)
Change in fair value of warrant liability	(357)	—
Non-cash changes in the fair value of contingent consideration payable	—	200
Changes in operating assets and liabilities:
Receivable due from collaboration agreements	2,201	607
Prepaid expenses and other current assets	292	4,245
Other non-current assets	—	25
Accounts payable and accrued expenses	173	(155)
Non-current liabilities	—	14
Deferred reimbursements	2,291	—
Net cash used in operating activities	(24,161)	(22,039)
Investing activities
Sale and redemption of marketable securities	42,434	31,114
Purchases of marketable securities	(27,994)	(28,849)
Purchases of property and equipment	(575)	(132)
Net cash provided by investing activities	13,865	2,133
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	18,344
Payments of secured loan agreement	(199)	(199)
Proceeds from exercise of stock options	—	25
Net cash (used in)/provided by financing activities	(199)	18,170
Net decrease in cash and cash equivalents	(10,495)	(1,736)
Cash and cash equivalents at beginning of period	33,971	43,640
Cash and cash equivalents at end of period	$23,476	$41,904
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$16	$537
Non-cash activities	$—	$—

See accompanying notes to consolidated financial statements

Note 1.   Description of Business and Significant Accounting Policies

Corporate Information, Status of Operations and Management Plans

Amicus Therapeutics, Inc. (the Company) was incorporated on February 4, 2002 in Delaware and is a biopharmaceutical company focused on the discovery, development and commercialization of next-generation medicines for a range of rare and orphan diseases, with a focus on improved therapies for lysosomal storage diseases (LSDs). The Company’s lead program is migalastat HCl (migalastat) for Fabry disease.  Migalastat is a novel, small molecule pharmacological chaperone in development as a monotherapy and in combination with enzyme replacement therapy (ERT) for Fabry disease.  The Company is leveraging its Chaperone-Advanced Replacement Therapy, or CHART™  platform along with other proprietary technologies to develop next-generation ERTs for Fabry, Pompe, Mucopolysaccharidosis Type I (MPS I) and Gaucher diseases.  The Company’s activities since inception have consisted principally of raising capital, establishing facilities, and performing research and development.

In March 2014, the Company entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) to create an at-the-market (ATM) equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $40 million through Cowen as sales agent. Since the inception of the ATM agreement and through June 30, 2014, we have sold 8.5 million shares of common stock under the ATM agreement raising approximately $18.3 million in net proceeds.  In July 2014, the Company sold 5.8 million shares of common stock under the ATM sales agreement resulting in net proceeds of $20.4 million, which included Cowen’s commission of $0.5 million. In connection with the July share sales, the Company completed all sales under the ATM equity program.

For further information on the ATM Agreement, see “— Note 7. Stockholder’s Equity”.

In November 2013, the Company completed the acquisition of Callidus Biopharma, Inc. (Callidus).  Callidus was a privately-held biologics company focused on developing best-in-class enzyme replacement therapies (ERTs) for lysosomal storage diseases (LSDs). Callidus lead ERT is a recombinant human acid-alpha glucosidase (rhGAA, called ATB200) for Pompe disease in late preclinical development.

For further information, see “— Note 4. Acquisition of Callidus Biopharma, Inc.”

In November 2013, Amicus entered into the Revised Agreement (the Revised Agreement) with GlaxoSmithKline plc (GSK), pursuant to which Amicus has obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the Expanded Agreement entered into between Amicus and GSK in July 2012. Under the terms of the Revised Agreement, Amicus obtained global commercial rights to migalastat, both as a monotherapy and co-formulated with ERT. For the next-generation Fabry ERT (migalastat co-formulated with ERT), GSK is eligible to receive single-digit royalties on net sales in eight major markets outside the U.S. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones, as well as tiered royalties in the mid-teens in eight major markets outside the U.S.  There was no other consideration paid to GSK as part of the Revised Agreement.

In November 2013, the Company entered into a securities purchase agreement (the 2013 SPA) with certain entities controlled by Redmile Group, LLC and GSK for the private placement of a combination of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock.  The warrants have a term of one year and are exercisable between July 1, 2014 and June 30, 2015 at an exercise price of $2.50 per share.  The aggregate offer proceeds were $15 million.

In September 2013, the Company entered into a collaboration agreement with Biogen Idec (Biogen) to discover, develop and commercialize novel small molecules that target the glucocerobrosidase (GCase) enzyme for the treatment of Parkinson’s disease. In September 2014, the Company and Biogen will conclude their research collaboration. Amicus’ most advanced Parkinson’s candidate is AT 3375, which was developed outside the collaborations and is wholly-owned by Amicus.

For further information, see “— Note 10. Collaborative Agreements.”

The Company had an accumulated deficit of approximately $409.1 million at June 30, 2014 and anticipates incurring losses through the fiscal year ending December 31, 2014 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from its initial public offering (IPO) and subsequent stock offerings, payments from partners during the terms of the collaboration agreements and other financing arrangements.

Including the net proceeds from the completed ATM equity program, the Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into 2016.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended June 30, 2014, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, except for the adoption of Accounting Standards Update (ASU) 2014-10, as described below. However, the following accounting policies are the most critical in fully understanding and evaluating the Company’s financial condition and results of operations.

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

New Accounting Standards

In June 2014, the FASB issued Accounting Standards Update (ASU) 2014-10, that removes the definition of development stage entity from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders’ equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The Company has applied the ASU effective from the financial statements as of June 30, 2014.

In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Note 2.  Cash, Money Market Funds and Marketable Securities

As of June 30, 2014, the Company held $41.9 million in cash and cash equivalents and $36.1 million of available-for-sale investment securities which are reported at fair value on the Company’s balance sheet.  Unrealized holding gains and losses are reported within accumulated comprehensive income/ (loss) in the statement of comprehensive loss.  If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.  To date, only temporary impairment adjustments have been recorded.

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

Cash and available-for-sale securities consisted of the following as of December 31, 2013 and June 30, 2014 (in thousands):

	As of December 31, 2013
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$43,640	$—	$—	$43,640
Corporate debt securities	30,817	1	(6)	30,812
Commercial paper	7,192	6	—	7,198
Certificate of deposit	350	—	—	350
	$81,999	$7	$(6)	$82,000

Included in cash and cash equivalents	$43,640	$—	$—	$43,640
Included in marketable securities	38,359	7	(6)	38,360
Total cash and available for sale securities	$81,999	$7	$(6)	$82,000

	As of June 30, 2014
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$41,904	$—	$—	$41,904
Corporate debt securities	25,052	1	(10)	25,043
Commercial paper	10,692	7	—	10,699
Certificate of deposit	350	—	—	350
	$77,998	$8	$(10)	$77,996

Included in cash and cash equivalents	$41,904	$—	$—	$41,904
Included in marketable securities	36,094	8	(10)	36,092
Total cash and available for sale securities	$77,998	$8	$(10)	$77,996

Unrealized gains and losses are reported as a component of other comprehensive income/ (loss) in the statements of comprehensive loss.  For the year ended December 31, 2013, unrealized holding loss of $13 thousand and for the six months ended June 30, 2014, net unrealized holding loss of $3 thousand, were recognized.

For the year ended December 31, 2013 and the six months ended June 30, 2014, there were no realized gains or losses.  The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available for sale securities as of December 31, 2013 and June 30, 2014 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months.  The fair value of these available for sale securities in unrealized loss positions was $23.6 million and $15.6 million as of December 31, 2013 and June 30, 2014, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (AOCI) in the statements of comprehensive loss.  The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the three and six months ended June 30, 2013 and 2014, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Balance, beginning	$15	2	$14	$1
Current period changes in fair value, (a)	(12)	(4)	(11)	(3)
Reclassification of earnings, (a)	—	—	—	—
Balance, ending	$3	$(2)	$3	$(2)

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2014	2013	2014
Historical
Numerator:
Net loss attributable to common stockholders per common	$(15,349)	$(14,614)	$(32,807)	$(30,557)

Denominator
Weighted average common shares outstanding — basic and diluted	49,621,188	67,212,764	49,621,188	65,799,059

Dilutive common stock equivalents would include the dilutive effect of common stock options, restricted stock units and warrants for common stock equivalents.  Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect. The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands):

	As of June 30,
	2013	2014
Options to purchase common stock	10,152	9,634
Outstanding warrants, convertible to common stock	1,404	1,600
Unvested restricted stock units	—	930

Total number of potentially issuable shares	11,556	12,164

Note 4.   Acquisition of Callidus Biopharma, Inc.

In November 2013, the Company acquired Callidus, through the merger of the Company’s subsidiary, CB Acquisition Corp. with and into Callidus (see — Note 1. Description of Business).  Callidus was a privately-held biologics company focused on developing best-in-class ERTs for LSDs and its lead ERT is ATB200 for Pompe disease in late preclinical development. The acquisition of the Callidus assets and technology complements Amicus’ CHART™ platform for the development of next generation ERTs.

In consideration for the merger, the Company agreed to issue an aggregate of 7.2 million shares of its common stock, par value $0.01 per share, to the former stockholders of Callidus.  As of June 30, 2014, approximately 25 thousand shares remain issuable to former Callidus shareholders.  In addition, the Company will be obligated to make additional payments to the former stockholders of Callidus upon the achievement by the Company of certain clinical milestones of up to $35 million and regulatory approval milestones of up to $105 million as set forth in the Merger Agreement, provided that the aggregate consideration shall not exceed $130 million.  The Company may, at its election, satisfy certain milestone payments identified in the Merger Agreement aggregating $40 million in shares of its Common Stock (calculated based on a price per share equal to the average of the last closing bid price per share for the Common Stock on The NASDAQ Global Market for the ten (10) trading days immediately preceding the date of payment).  The milestone payments not permitted to be satisfied in Common Stock (as well as any payments that the Company is permitted to, but chooses not to, satisfy in Common Stock), as a result of the terms of the Merger Agreement, the rules of The NASDAQ Global Market, or otherwise, will be paid in cash.

The fair value of the contingent acquisition consideration payments on the acquisition date was $10.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions included a discount rate of 13.0% and various probability factors.  As of June 30, 2014, the range of outcomes and assumptions used to develop these estimates has changed to better reflect the probability of certain milestone outcomes.  (see — Note 8. Assets and Liabilities Measured at Fair Value for additional discussion regarding fair value measurements of the contingent acquisition consideration payable).  The Company determined the fair value of the contingent consideration to be $10.8 million at June 30, 2014, resulting in an increase in the contingent consideration payable and related expense of $0.2 million for the six months ended June 30, 2014.

A substantial portion of the assets acquired consisted of intangible assets related to Callidus lead ERT. The Company determined that the estimated acquisition-date fair values of the IPR&D related to the lead ERT was $23.0 million.

As part of the Callidus acquisition, the Company recognized $9.2 million of deferred tax liabilities, which relates to the tax impact of future amortization or possible impairments associated with the identified intangible assets acquired, and are not deductible for tax purposes. The Company also recorded goodwill in the Company’s consolidated balance sheet as of the acquisition date. The goodwill results from the recognition of the deferred tax liability on the intangible assets as well as synergies expected from the acquisition and other benefits that do not qualify for separate recognition as acquired intangible assets. None of the goodwill is expected to be deductible for income tax purposes. The final valuation of this acquisition was completed on March 31, 2014.

For further information, see “— Note 5 Goodwill & — Note 6 Intangible Assets.”

Supplemental Pro Forma Information

The following pro forma information for the three and six months ending June 30, 2013 assumes the Merger Agreement occurred as of January 1, 2013.  The pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the Merger Agreement been consummated during the period for which pro forma information is presented, or is it intended to be a projection of future results or trends.

(in thousands)	Three Months ended June 30, 2013	Six Months ended June 30, 2013
Revenue	$—	$—
Net loss	$15,891	$33,731

Note 5.   Goodwill

In connection with the acquisition of Callidus in November 2013, the Company recognized $11.6 million of goodwill, resulting from the recognition of the deferred tax liability on the intangible assets as well as synergies expected from the acquisition and other benefits that do not qualify for separate recognition as acquired intangible assets.

Goodwill is tested for impairment on an annual basis.  In between annual tests the Company assesses any events occurring or changes in the circumstances that would reduce the fair value of the goodwill below its carrying amount.

The following table represents the changes in goodwill for the six months ended June 30, 2014:

(in thousands)
Balance at December 31, 2013	$11,613
Change in goodwill related to the acquisition of Callidus	—
Balance at June 30, 2014	$11,613

Note 6.   Intangible Assets

In connection with the acquisition of Callidus in November 2013, the Company recognized $23.0 million of IPR&D.

Intangible assets consisting of IPR&D are considered indefinite-lived until the completion or abandonment of the associated research and development efforts.  During the period the assets are considered indefinite lived, they will not be amortized but will be tested for impairment on an annual basis. In between annual tests the Company assesses any events occurring or changes in the circumstances that would reduce the fair value of the intangible asset below its carrying amount.

The following table represents the changes in intangible assets for the six months ended June 30, 2014:

(in thousands)
Balance at December 31, 2013	$23,000
Change in IPR&D related to the acquisition of Callidus	—
Balance at June 30, 2014	$23,000

Note 7.   Stockholders’ Equity

Common Stock and Warrants

As of June 30, 2014, the Company was authorized to issue 125,000,000 shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

In March 2014, the Company entered into the Sales Agreement with Cowen to create an ATM equity program under which the Company from time to time would offer and sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $40 million (ATM Shares) through Cowen. Upon delivery of a placement notice and subject to the terms and conditions of the ATM agreement, Cowen used its commercially reasonable efforts to sell the ATM Shares, based upon the Company’s instructions. The Company has provided Cowen with customary indemnification rights, and Cowen is entitled to a commission at a fixed commission rate of up to 3.0% of the gross proceeds per Share sold.  Sales of the ATM Shares under the Sales Agreement were to be made in transactions that were deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on The NASDAQ Global Market, at market prices or as otherwise agreed with Cowen. The Company began the sale of ATM Shares in May 2014.  Through June 30, 2014, the Company sold 8,512,844 shares of common stock resulting in net proceeds of $18.3 million, which included Cowen’s commission of $0.6 million and legal fees of $0.1 million.

In July 2014, the Company completed all sales under the ATM equity program, when the Company sold 5,815,380 shares of common stock under the Sales Agreement resulting in net proceeds of $20.4 million, which included Cowen’s commission of $0.5 million.

In November 2013, the Company entered into the 2013 SPA with certain entities controlled by Redmile Group, LLC and GSK and for the private placement of shares of the Company’s common stock, par value $0.01 and a combination of shares of common stock (the Shares) and warrants (the Warrants) to purchase shares of the Common Stock (collectively, the Units).  Each of the investors was one of the Company’s shareholders prior to consummation of these transactions.  The Shares and the Units sold to the investors were offered and sold in reliance on exemptions from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act based on the nature of such investors and certain representations made to the Company. Pursuant to the 2013 SPA, Amicus agreed to issue 1.5 million Shares at $2.00 per Share to GSK and (b) 6 million Units at $2.00 per Unit to Redmile Group, with each Unit consisting of one Share and .267 Warrants resulting in an aggregate of 6 million Shares and 1.6 million Warrants underlying the Units to be issued. Each Warrant is exercisable between July 1, 2014 and June 30, 2015 with an exercise price of $2.50, subject to certain adjustments. The Company received total proceeds of $15 million for general corporate and working capital purposes as a result of the private placement and the transaction closed in November 2013.

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

In November 2013, in connection with its acquisition of Callidus, the Company agreed to issue an aggregate of 7.2 million shares of its common stock, par value $0.01 per share, to the former stockholders of Callidus. As of June 30, 2014, approximately 25 thousand shares remain issuable to former Callidus shareholders.

Equity Incentive Plan

In June 2014, the Company’s shareholders approved the Amended and Restated 2007 Equity Incentive Plan (the Plan). The amendment to the Plan makes an additional 6,000,000 shares of the Company’s common stock available for issuance and increases the maximum number of shares within the Plan that may be issued as restricted stock, restricted stock units (RSUs), stock grants and any other similar awards from 1,146,600 to 1,495,239 shares. As of June 30, 2014, awards issued under the Plan include both stock options and RSUs.

Stock Option Grants

The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2014	2013	2014
Expected stock price volatility	82.0%	81.3%	82.0%	81.4%
Risk free interest rate	1.4%	1.9%	1.2%	2.0%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

A summary of the Company’s stock options for the six months ended June 30, 2014 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)

Balance at December 31, 2013	9,041.1	$5.65
Options granted	1,494.0	$2.46
Options exercised	(22.0)	$1.16
Options forfeited	(879.4)	$5.67
Balance at June 30, 2014	9,633.7	$5.16	7.0 years	$2.2
Vested and unvested expected to vest, June 30, 2014	9,129.6	$5.28	6.8 years	$1.9
Exercisable at June 30, 2014	5,969.4	$6.23	5.8 years	$0.4

As of June 30, 2014, the total unrecognized compensation cost related to non-vested stock options granted was $6.7 million and is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

In April 2014, the Compensation Committee of the Board of Directors made awards of restricted stock units (the RSUs) to certain employees of the Company.  The RSUs awarded under the Plan are generally subject to graded vesting of 50% of the RSUs on the 13th month anniversary of the grant date and the remaining 50% of the RSUs on the 20th month anniversary of the grant date, in each case, contingent on such employee’s continued service on such date.

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

A summary of non-vested RSU activity under the plan for the six months ended June 30, 2014 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value (in millions)

Non-vested units as of December 31, 2013	—	$—
Granted	950	$2.23
Vested	—	$—
Forfeited	(20)	$2.15

Non-vested units as of June 30, 2014	930	$2.23	1.2	$1.0

For the six months ended June 30, 2014, there were no RSUs that vested and all non-vested units are expected to vest over their normal term. As of June 30, 2014, there was $1.8 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of 1.2 years.

In April 2014, the Board of Directors approved the Company’s Restricted Stock Unit Deferral Plan (the Deferred Compensation Plan), which provides selected employees with an opportunity to defer receipt of RSUs until the first to occur of termination of the employee’s employment or a date selected by the employee.  Any RSUs deferred under the Deferred Compensation Plan would be fully vested once the original vesting conditions of the RSU were satisfied.

Compensation Expense Related to Equity Awards

The following table summarizes information related to compensation expense recognized in the statements of operations related to the equity awards (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2014	2013	2014
Stock compensation expense recognized in:
Research and development expense	$885	$702	$1,810	$1,252
General and administrative expense	698	788	1,347	1,496
Total stock compensation expense	$1,583	$1,490	$3,157	$2,748

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

Cash, Money Market Funds and Marketable Securities

The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date.  The Company considers its investments in marketable securities as available-for-sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three and six months ended June 30, 2014.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and six months ended June 30, 2014.

Secured Debt

As disclosed in Note 9, the Company entered into a loan and security agreement (the 2013 Loan Agreement) with MidCap Funding III, LLC, Oxford Finance LLC and Silicon Valley Bank (SVB) in December 2013.  The Company also entered into an equipment loan with SVB in 2011. The carrying amount of the Company’s borrowings approximates fair value at June 30, 2014. The Company’s secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

In connection with the 2013 Loan Agreement, as disclosed in Note 9, the Company recorded a contingent liability of approximately $0.3 million representing the fair value of a contingent payment of up to $0.4 million related to a success fee payable within six months of a trigger event, with the trigger event being regulatory acceptance of a New Drug Application (NDA) or the Marketing Authorization Application (MAA) submission. This is effective five years from the closing of the 2013 Loan Agreement. The success fee payable to the lender was probability adjusted and discounted utilizing an appropriate discount rate and classified as Level 3. For the six months ended June 30, 2014, change in fair value of the contingent success fee payable was $19 thousand, and is recorded in other income/(expense) in the Company’s consolidated statements of operations.

(in thousands)
Fair value balance at December 31, 2013	$264
Change in fair value	19
Fair value balance at June 30, 2014	$283

Contingent Consideration Payable

The Company recorded a liability upon the acquisition of Callidus to estimate the fair value of future contingent consideration payments which may be made to former Callidus stockholders, as outlined under the terms of the merger agreement with Callidus. These contingent payments are owed if upon the achievement by the Company of certain clinical milestones of up to $35 million and regulatory approval milestones of up to $105 million as set forth in the Merger Agreement, provided that the aggregate consideration shall not exceed $130 million. The fair values of these Level 3 liabilities are estimated using a probability-weighted discounted cash flow analysis. Such valuations require significant estimates and assumptions including but not limited to: determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates.

Subsequent changes in the fair value of these contingent consideration liabilities are recorded to the “Change in fair value of contingent consideration payable” expense line item in the consolidated statements of operations under operating expenses. For the six months ended June 30, 2014, the recognized amount of the contingent consideration payable increased by $200 thousand as a result of changes in certain probability factors and the time value of money.

(in thousands)
Fair value balance at December 31, 2013	$10,600
Change in fair value	200
Fair value balance at June 30, 2014	$10,800

Warrants

The Company allocated $3.3 million of proceeds from its March 2010 registered direct offering to warrants issued in connection with the offering that was classified as a liability. The valuation of the warrants was determined using the Black-Scholes model. The Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy. This liability is subject to fair value mark-to-market adjustment each period and the Company recognized the change in the fair value of the warrant liability as non-operating expense of $0.3 million for the three months ended March 31, 2013 and the resulting fair value of the warrant liability at March 31, 2013 was $1.2 million. The warrants expired on March 2, 2014 and hence the warrant liability is no longer recognized on the consolidated balance sheet as of June 30, 2014.

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

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of June 30, 2014, are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/ money market funds	$41,904	$—	$41,904
Corporate debt securities	—	25,043	25,043
Commercial paper	—	10,699	10,699
Certificate of deposit	—	350	350
	$41,904	$36,092	$77,996

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$14,357	$—	$14,357
Contingent success fee payable	—	—	283	283
Contingent consideration payable	—	—	10,800	10,800
	$—	$14,357	$11,083	$25,440

Note 9.   Short-Term Borrowings and Long-Term Debt

In December 2013, the Company entered into the 2013 Loan Agreement with a lending syndicate consisting of MidCap Funding III, LLC, Oxford Finance LLC, and SVB which provides an aggregate of $25 million (the Term Loan).  The Company drew $15 million of the aggregate principal amount of the Term Loan at the end of December 2013 (the First Tranche) and may draw up to an additional $10 million through the end of the fourth quarter of 2014 (the Second Tranche).  The principal outstanding balance of the First Tranche bears interest at a rate per annum fixed at 8.5%. If the Company draws from the Second Tranche, the principal outstanding balance of the Second Tranche will also have a fixed interest rate, which will be determined by reference to the applicable index rate at the time of the draw.  The Company will make interest-only payments on the Term Loan beginning January 1, 2014 and continuing through April 1, 2015, after which the Company will repay the aggregate principal outstanding balance of the Term Loan in 33 equal monthly installments of principal, plus accrued interest at the applicable rate. The Term Loan matures on December 27, 2017.  At June 30, 2014, the total principal amount due under the Term Loan was $15 million.

In connection with the Term Loan, the Company recorded a debt discount of $0.8 million at December 31, 2013 which consists of payments to be made and a contingent payable to the lenders. These payments include a debt facility fee of $0.1 million which was paid on the date of the First Tranche, $0.4 million exit fee that will be payable upon repayment of the term loan and $0.3 million representing the fair value of a contingent payment of up to $0.4 million related to a success fee payable within six months of a trigger event, with the trigger event being regulatory acceptance of NDA or MMA submission. This is effective 5 years from the closing of the Term Loan. The success fee payable to the lender was probability adjusted and discounted utilizing an appropriate discount rate and is shown as a non-current liability on the Company’s consolidated balance sheet.  The amortization of the debt discount is recorded as noncash interest expense over the life of the loan.

For the three months ended June 30, 2014, the Company amortized the debt discount and the deferred financing using the effective interest method and recorded amortization expense of $43 thousand and $6 thousand, respectively, under operating expense on the consolidated statement of operations. For the six months ended June 30, 2014, the Company amortized the debt discount and the deferred financing using the effective interest method and recorded amortization expense of $86 thousand and $12 thousand, respectively, under operating expense on the consolidated statement of operations.

In August 2011, the Company entered into a loan and security agreement (the 2011 Loan Agreement) with SVB, in order to finance certain capital expenditures by the Company in connection with its move in March 2012 to new office and laboratory space in Cranbury, New Jersey. The 2011 Loan Agreement provided for up to $3 million of equipment financing through January 2014. Borrowings under the 2011 Loan Agreement were collateralized by equipment purchased with the proceeds of the loan and bear interest at a variable rate of SVB prime + 2.5%. The current SVB prime rate is 4.0%. In February 2012, the Company borrowed approximately $1.0 million from the 2011 Loan Agreement which will be repaid over the following 2.5 years. The 2011 Loan Agreement contains financial covenants and the Company has at all times been in compliance with these covenants.  At June 30, 2014 the total amount due under the 2011 Loan Agreement was $0.1 million.

The carrying amount of the Company’s borrowings approximates fair value at June 30, 2014.

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

In July 2012, the Company entered into the Expanded Collaboration Agreement with GSK pursuant to which the Company and GSK continue to develop and commercialize migalastat, currently in Phase 3 development for the treatment of Fabry disease. The Expanded Collaboration Agreement amended and replaced in its entirety the Original Collaboration Agreement. Under the terms of the Expanded Collaboration Agreement, the Company and GSK were to co-develop all formulations of migalastat for Fabry disease, including the development of migalastat co-formulated with an investigational enzyme replacement therapy (ERT) for Fabry disease (the Co-formulated Product).

Additionally, simultaneous with entry into the Expanded Collaboration Agreement, Amicus and GSK entered into a Securities Purchase Agreement (the 2012 SPA) pursuant to which GSK purchased approximately 2.9 million shares of Amicus common stock at a price of $6.30 per share for proceeds of $18.6 million.

In November 2013, Amicus entered into the Revised Agreement with GSK, pursuant to which Amicus has obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the Expanded Agreement entered into between Amicus and GSK in July 2012. Under the terms of the Revised Agreement, there was no upfront payment from Amicus to GSK. For the next-generation Fabry ERT (migalastat co-formulated with ERT), GSK is eligible to receive single-digit royalties on net sales in eight major markets outside the U.S. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S.

Under the terms of the Revised Agreement, GSK will no longer jointly fund development costs for all formulations of migalastat.

Biogen

In September 2013, the Company entered into a license and collaboration agreement (the “Biogen Agreement”) with Biogen to discover, develop and commercialize novel small molecules that target the GCase enzyme for the treatment of Parkinson’s disease.  Biogen was responsible for funding all discovery, development, and commercialization activities and the Company was reimbursed for all full-time employees working on the project as part of a cost sharing arrangement.

In accordance with the revenue recognition guidance related to reimbursement of research and development expenses, the Company identified all deliverables at the inception of the Biogen Agreement.  The Company has not commenced its planned principal operations (i.e. selling commercial products) and is therefore a development stage enterprise.  The Company is only performing development of its compounds, and therefore, development activities are part of the Company’s ongoing central operations.  Additionally, the Company has the following accounting policies:

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

For the six months ended June 30, 2014, the Company recognized $0.9 million in Research Revenue for work performed under the cost sharing arrangement of the Biogen Agreement.

In September 2014, the Company and Biogen will conclude their research collaboration. The Company’s most advanced Parkinson’s candidate is AT3375, which was developed outside the collaboration and is wholly-owned by the Company.

Note 11.  Restructuring Charges

In November 2013, the Company announced a work-force reduction of approximately 14 percent, or 15 employees, as a part of a corporate restructuring. This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities.

In December 2013, the Company initiated and completed a facilities consolidation effort, closing one of its subleased locations in San Diego, CA. The Company recorded a total charge of $1.9 million during the fourth quarter of 2013 which included $1.2 million for employment termination costs payable and a facilities consolidation charge of $0.8 million consisting of lease payments of $0.7 million related to the net present value of the net future minimum lease payments at the cease-use date and the write-down of the net book value of the fixed assets in the vacated building of $0.1 million. At June 30, 2014, $0.2 million of the restructuring charges related to employment termination costs were unpaid and classified under accrued expenses on the balance sheet.

The following table summarizes the restructuring charges and utilization for the six months ended June 30, 2014 (in thousands):

	Balance as of December 31, 2013	Charges	Cash Payments	Adjustments	Balance as of June 30, 2014
Employment termination costs	$1,139	$—	$(939)	$—	$200
Facilities consolidation	703	—	(244)	(89)	370
	$1,842	$—	$(1,183)	$(89)	$570

Note 12.  Subsequent Events

The Company evaluated events that occurred subsequent to June 30, 2014 and there were no material recognized or non-recognized subsequent events during this period.

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

All subjects enrolled in Study 011 had amenable mutations in the clinical trial human embryonic kidney (HEK) cell-based in vitro assay that was available at study initiation (clinical trial assay). Following the completion of enrollment, a GLP-validated HEK assay was developed with a third party to measure the criteria for amenability with more quality control and rigor (GLP HEK amenable). However, approximately 10% of mutations in the HEK database switched categorization between “amenable” and “non-amenable” when moving from the clinical trial assay to the GLP HEK assay. Therefore, there were changes in categorization from amenable to non-amenable in 17 patients in Study 011.

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

We also analyzed the mean change in GL-3 from baseline to month 6 in the subgroup of patients with GLP HEK-amenable mutations.  Results from this subgroup analysis further support use of the GLP HEK assay in predicting responsiveness to migalastat. Following a Type C Meeting with the U.S. Food and Drug Administration (FDA), we revised the Statistical Analysis Plan to pre-specify the primary analysis at month 12 as the mean change in GL-3 in patients with GLP HEK amenable mutations.

In April 2014, we released top-line 12- and 24-month results data from Study 011 in patients with GLP HEK amenable mutations.

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

Study 012, our second Phase 3 registration study, is a randomized, open-label 18-month study investigating the safety and efficacy of oral migalastat (150 mg, every other day) compared to standard-of-care infused ERTs (Fabrazyme® and Replagal®). The study enrolled a total of 60 patients (males and females) with Fabry disease and genetic mutations identified as amenable to migalastat monotherapy in a clinical trial assay. Subjects were randomized 1.5:1 to switch to migalastat or remain on ERT. All subjects had been receiving ERT infusions for a minimum of 12 months (at least 3 months at the labeled dose) prior to entering the study.

Taking into account scientific advice from European regulatory authorities, the pre-specified co-primary outcome measures of efficacy in Study 012 are the descriptive assessments of comparability of the mean annualized change in measured (iohexol) glomerular filtration rate (mGFR) and estimated GFR (eGFR) for migalastat and ERT. Both mGFR and eGFR are considered important measures of renal function. Success on mGFR and eGFR will be measured in two ways: 1) a 50% overlap in the confidence intervals between the migalastat and ERT treatment groups; and 2) whether the mean annualized changes for patients receiving migalastat are within 2.2 mL/min/1.73 m2/yr of patients receiving ERT. We have pre-specified that these renal function outcomes will be analyzed in patients with GLP HEK amenable mutations.

Discussions with European regulators have centered on the entirety of the data to come from Study 012, considering the relatively low number of study participants due to the orphan nature of Fabry disease. In addition, in Europe the benefit/risk assessment is expected to be based on the overall data from this study and results from the entire clinical development program. The 18-month primary treatment period in this study was completed in the second quarter of 2012 and top-line results are expected in the third quarter of 2014.

Pending positive data from Study 012, we expect to submit a marketing application for migalastat monotherapy in Europe. We also plan to meet with the FDA in the fourth quarter of 2014 to discuss the data from both of our Phase 3 Fabry monotherapy studies, to determine the fastest U.S. registration pathway for migalastat.

Migalastat HCl Combination Programs for Fabry Disease

Using our CHART platform, we completed an open-label Phase 2 safety and pharmacokinetics study (Study 013) that investigated two oral doses of migalastat (150 mg and 450 mg) co-administered with Fabrazyme® (agalsidase beta) or Replagal® (agalsidase alfa) in males with Fabry disease.  Preliminary results from Study 013 showed increased levels of active alpha-Gal A enzyme levels in plasma and increased alpha-Gal A enzyme in skin following co-administration compared to ERT alone. In parallel, we and GSK completed preclinical studies to evaluate migalastat co-formulated with a proprietary investigational ERT (JR-051, recombinant human alpha-Gal A enzyme). Based on these results, we plan to advance migalastat co-formulated with ERT for Fabry disease. We initiated a Phase 1study in healthy volunteers to investigate the PK of IV migalastat to identify optimal doses for a Phase 1/2 clinical study of migalastat co-formulated with ERT in Fabry patients. We are currently evaluating a long-term strategy for supplying late-stage clinical and commercial ERT, which may include developing or in-licensing a recombinant alpha-Gal A enzyme.

Next-Generation ERT for Pompe Disease

We completed a Phase 2 safety and pharmacokinetics study (Study 010) that investigated single ascending oral doses of AT2220 (50 mg, 100 mg, 250 mg, and 600 mg) co-administered with Myozyme® or Lumizyme® (alglucosidase alfa or recombinant human GAA enzyme, rhGAA) marketed by Genzyme, in patients with Pompe disease. Each patient received one infusion of ERT alone, and then a single oral dose of AT2220 just prior to the next ERT infusion. Results from this study showed an increase in GAA enzyme activity in plasma and muscle compared to ERT alone.

We are utilizing our CHART platform in combination with our uniquely-engineered, proprietary recombinant human acid-alpha glucosidase (rhGAA, designated ATB200) to develop a next-generation ERT for Pompe disease. We are currently investigating ATB200, with and without a pharmacological chaperone, in preclinical studies.

We acquired ATB200 as well as our enzyme targeting technology through our purchase of Callidus Biopharma. ATB200 is differentiated from other Pompe ERTs by its unique carbohydrate structure, and may be further optimized by applying our proprietary peptide tagging technology for better targeting. ATB200 may also deliver further benefits through co-formulation with a pharmacological chaperone.

In preclinical studies, ATB200 was shown to have superior uptake and activity in disease-relevant tissues that correlated with clearance of accumulated glycogen substrate when compared to current standard of care. ATB200 may be further improved through the application of the Company’s proprietary conjugation technology to attach vIGF2 (a variant of the insulin-like growth factor 2) to further enhance drug targeting. Preclinical results have shown that ATB200 and ATB200 conjugated with vIGF-2 were better than Lumizyme for clearing glycogen in skeletal muscles in Gaa knock-out mice.

These results taken together with data from our clinical and preclinical studies of AT2220 in combination with ERT support our further development of a next-generation ERT for Pompe disease.

Collaboration with GSK

In November 2013, we entered into the Revised Agreement (the Revised Agreement) with GlaxoSmithKline plc (GSK), pursuant to which we have obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease.  Under the Revised Agreement, Amicus received a settlement fee of $1.9 million to reimburse development costs between November 19, 2013 and December 31, 2013, in December 2013, and $0.8 million for reimbursement of development costs for the period August 1, 2013 to November 18, 2013 in January 2014, according to the earlier Expanded Agreement.  The Revised Agreement amends and replaces in its entirety the Expanded Agreement entered into between Amicus and GSK in July 2012. Under the terms of the Revised Agreement, there is no upfront payment from Amicus to GSK. For the next-generation Fabry ERT (migalastat co-formulated with ERT), GSK is eligible to receive single-digit royalties on net sales in eight major markets outside the U.S. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones, as well as tiered royalties in the mid-teens in eight major markets outside the U.S.

Under the terms of the Revised Agreement, GSK will no longer jointly fund development costs for all formulations of migalastat.

Collaboration with Biogen

In September 2013, we entered into a collaboration agreement with Biogen Idec (Biogen) to discover, develop and commercialize novel small molecules that target glucocerobrosidase (GCase) enzyme for the treatment of Parkinson’s disease. In September 2014, Amius and Biogen will conclude their research collaboration. Amicus’ most advanced Parkinson’s candidate is AT 3375, which was developed outside the collaboration and is wholly-owned by Amicus.

Acquisition of Callidus Biopharma, Inc.

In November 2013, we entered into the Merger Agreement with Callidus, a privately held biotechnology company. Callidus was engaged in developing a next-generation Pompe ERT and complementary enzyme targeting technologies.

In connection with our acquisition of Callidus, we agreed to issue an aggregate of 7.2 million shares of our common stock to the former stockholders of Callidus.  In addition, we will be obligated to make additional payments to the former stockholders of Callidus upon the achievement of certain clinical milestones of up to $35 million and regulatory approval milestones of up to $105 million set forth in the merger agreement, provided that the aggregate merger consideration shall not exceed $130 million. We may, at our election, satisfy certain milestone payments identified in the merger agreement aggregating $40 million in shares of our common stock.  The milestone payments not permitted to be satisfied in common stock (as well as any payments that we are permitted to, but choose not to, satisfy in common stock), as a result of the terms of the merger agreement, will be paid in cash.

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

Financial Operations Overview

We have generated significant losses to date and expect to continue to generate losses as we continue the clinical and preclinical development of our drug candidates. These activities are budgeted to expand over time and will require further resources if we are to be successful. For the six months ended June 30, 2014, we accumulated a loss of $30.6 million. As we have not yet generated commercial sales revenue from any of our product candidates, our losses will continue and are likely to be substantial in the near term.

Revenue

Biogen

In September 2013, we entered into a collaboration with Biogen to discover, develop and commercialize novel small molecules for the treatment of Parkinson’s disease. For the three and six months ended June 30, 2014, we recognized $0.5 million and $0.9 million, respectively, as Research Revenue for reimbursed research and development costs.

GSK

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

•                  technology license costs;

•                  manufacturing development costs;

•                  personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in drug discovery and development;

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

We expense research and development costs as incurred, including payments made to date under our license agreements.  We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. For the six months ended June 30, 2014, we incurred research and development expense in the aggregate of $20.0 million.

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Projects	2013	2014	2013	2014
Third party direct project expenses
Monotherapy Studies
Migalastat HCl (Fabry Disease — Phase 3)	$2,010	$2,906	$4,352	$5,820
Afegostat tartrate (Gaucher Disease — Phase 2*)	44	2	74	8

Combination Studies
Fabry CHART (Fabry Disease — Phase 2)	17	445	538	618
Pompe CHART (Pompe Disease — Phase 2)	838	649	2,044	1,625
Gaucher CHART (Gaucher Disease — Preclinical)	—	—	21	—

Neurodegenerative Diseases (Preclinical)	29	181	43	230

Total third party direct project expenses	2,938	4,183	7,072	8,301

Other project costs (1)
Personnel costs	5,589	4,156	11,477	8,450
Other costs (2)	2,198	1,639	4,165	3,219
Total other project costs	7,787	5,795	15,642	11,669

Total research and development costs	$10,725	$9,978	$22,714	$19,970

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions.  Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services.  For the six months ended June 30, 2014, we spent $9.9 million on general and administrative expense.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents and marketable securities.  Interest expense consists of interest incurred on our secured loan agreement.

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

There were no significant changes during the quarter ended June 30, 2014 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

Equity Incentive Plan

In June 2014, our shareholders approved the Amended and Restated 2007 Equity Incentive Plan (the Plan). The amendment to the Plan makes an additional 6,000,000 shares of our common stock available for issuance and increases the maximum number of shares within the Plan that may be issued as restricted stock, restricted stock units (RSUs), stock grants and any other similar awards from 1,146,600 to 1,495,239 shares. As of June 30, 2014, awards issued under the Plan include both stock options and RSUs.

Stock Option Grants

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

The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2014	2013	2014
Expected stock price volatility	82.0%	81.3%	82.0%	81.4%
Risk free interest rate	1.4%	1.9%	1.2%	2.0%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

A summary of option activities related to the our stock options for the six months ended June 30, 2014 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)

Balance at December 31, 2013	9,041.1	$5.65
Options granted	1,494.0	$2.46
Options exercised	(22.0)	$1.16
Options forfeited	(879.4)	$5.67
Balance at June 30, 2014	9,633.7	$5.16	7.0 years	$2.2
Vested and unvested expected to vest, June 30, 2014	9,129.6	$5.28	6.8 years	$1.9
Exercisable at June 30, 2014	5,969.4	$6.23	5.8 years	$0.4

As of June 30, 2014, the total unrecognized compensation cost related to non-vested stock options granted was $6.7 million and is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

In April 2014, the Compensation Committee of the Board of Directors made awards of restricted stock units to certain employees of the Company.  The RSUs were awarded under the Plan are generally subject to graded vesting of 50% of the RSUs on the 13th month anniversary of the grant date and the remaining 50% of the RSUs on the 20th month anniversary of the grant date, in each case, contingent on such employee’s continued service on such date.

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

A summary of non-vested RSU activity under the plan for the six months ended June 30, 2014 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value (in millions)

Non-vested units as of December 31, 2013	—	$—
Granted	950	$2.23
Vested	—	$—
Forfeited	(20)	$2.15

Non-vested units as of June 30, 2014	930	$2.23	1.2	$1.0

For the six months ended June 30, 2014, there were no RSUs that vested and all non-vested units are expected to vest over their normal term. As of June 30, 2014, there was $1.8 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of 1.2 years.

In April, 2014, the Board of Director approved the Company’s Restricted Stock Unit Deferral Plan (the Deferred Compensation Plan), which provides selected employees with an opportunity to defer receipt of RSUs until the first to occur of termination of the employee’s employment or a date selected by the employee.  Any RSUs deferred under the Deferred Compensation Plan would be fully vested once the original vesting conditions of the RSUs were satisfied.

Compensation Expense Related to Equity Awards

The following table summarizes information related to compensation expense recognized in the statements of operations related to the equity awards (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2014	2013	2014
Stock compensation expense recognized in:
Research and development expense	$885	$702	$1,810	$1,252
General and administrative expense	698	788	1,347	1,496
Total stock compensation expense	$1,583	$1,490	$3,157	$2,748

Warrants

The warrants issued in connection with the March 2010 registered direct offering were being classified as a liability.  The fair value of the warrants liability was evaluated at each balance sheet date using the Black-Scholes valuation model.  Any changes in the fair value of the warrants liability were recognized in the consolidated statement of operations.  The warrants expired on March 2, 2014.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share and pro forma net loss attributable to common stockholders per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2014	2013	2014
Historical
Numerator:
Net loss attributable to common stockholders per common	$(15,349)	$(14,614)	$(32,807)	$(30,557)

Denominator
Weighted average common shares outstanding — basic and diluted	49,621,188	67,212,764	49,621,188	65,799,059

Dilutive common stock equivalents would include the dilutive effect of common stock options, restricted stock units and warrants for common stock equivalents.  Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect. The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands):

	As of June 30,
	2013	2014
Options to purchase common stock	10,152	9,634
Outstanding warrants, convertible to common stock	1,404	1,600
Unvested restricted stock units	—	930

Total number of potentially issuable shares	11,556	12,164

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue. In September 2013, we entered into collaboration with Biogen to discover, develop and commercialize novel small molecules for the treatment of Parkinson’s disease. For the three months ended June 30, 2014, we recognized $0.5 million as Research Revenue for reimbursed research and development costs. There was no research revenue recognized for the three months ended June 30, 2013.

Research and Development Expense. Research and development expense was $10.0 million for the three months ended June 30, 2014, representing a decrease of $0.7 million or 6.5% from $10.7 million for the three months ended June 30, 2013.  The change was primarily due to a decrease in personnel costs of $1.4 million, which was partially offset by increases in contract research and manufacturing. Contract research increased by $0.8 million and contract manufacturing increased by $0.3 million due to the timing of studies and changes in research plans. These research plans included increased spending in the Fabry migalastat program, Fabry CHART programs and decreased spending in the Pompe CHART programs.

General and Administrative Expense. General and administrative expense was $4.8 million for the three months ended June 30, 2014 and did not significantly vary from the expense for the three months ended June 30, 2013.

Changes in Fair Value of Contingent Consideration Payable. For the three months ended June 30, 2014, we recorded income of $0.3 million representing a decrease in fair value of contingent consideration payable, which was related to the Callidus acquisition.

Restructuring Charges. Restructuring charges were recorded in 2013 due to the corporate restructuring implemented in the fourth quarter of 2013. For the three months ended June 30, 2014, we recorded a $0.1 million reduction to the liability to reflect the successful sublease of the San Diego office facility.

Interest Income. Interest income was $36 thousand for the three months ended June 30, 2014, representing a decrease of $10 thousand or 21.7% from $46 thousand for the three months ended June 30, 2013.  The decrease in interest income was due to the overall lower average cash and investment balances.

Interest Expense. Interest expense was approximately $374 thousand for the three months ended June 30, 2014 compared to $9 thousand for the three months ended June 30, 2013. Interest expense was higher due to the $15 million loan secured in December 2013.

Change in Fair Value of Warrant Liability.  In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and re-measure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. As these warrants expired in March 2014, for the three months ended June 30, 2014, there was no expense or income as compared to an income of $0.6 million related to the decrease in fair value of these warrants for the three months ended June 30, 2013.

Other Income/Expense.  Other Income/ expenses for the three months ended June 30, 2014 included charges of $10 thousand for increase in the fair value of the success fee payable, which was related to the $15 million secured loan in 2013. There was no other income/expense for the three months ended June 30, 2013.

Results of Operations

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue. In September 2013, we entered into collaboration with Biogen to discover, develop and commercialize novel small molecules for the treatment of Parkinson’s disease. For the six months ended June 30, 2014, we recognized $0.9 million as Research Revenue for reimbursed research and development costs.  There was no research revenue recognized for the six months ended June 30, 2013.

Research and Development Expense. Research and development expense was $20.0 million for the six months ended June 30, 2014, representing a decrease of $2.7 million or 11.9% from $22.7 million for the six months ended June 30, 2014.  The change was primarily due to decrease in personnel costs of $3.0 million, consulting fees of $0.3 million, and recruitment fees of $0.2 million, partially offset by a net increase in contract manufacturing and research costs of $1.0 million due to the timing of studies and changes in research plans. The research plans included increased spending in the Fabry migalastat program, Fabry CHART programs and reduced spending in the Pompe CHART programs.

General and Administrative Expense. General and administrative expense was $9.9 million for the six months ended June 30, 2014, representing an increase of $0.2 million or 2.1% from $9.7 million for the six months ended June 30, 2013.  The variance was primarily due to higher legal and accounting fees.

Changes in Fair Value of Contingent Consideration Payable. For the six months ended June 30, 2014, we recorded expense of $0.2 million representing an increase in fair value of contingent consideration payable, which was related to the Callidus acquisition.

Restructuring Charges. Restructuring charges were recorded in 2013 due to the corporate restructuring implemented in the fourth quarter of 2013. For the six months ended June 30, 2014, we recorded a $0.1 million adjustment to the liability to reflect the change in fair value of the net future discounted cash flow of the San Diego office lease.

Interest Income. Interest income was $0.1 million for the six months ended June 30, 2014 and June 30, 2013.

Interest Expense Interest expense was approximately $729 thousand for the six months ended June 30, 2014 compared to $19 thousand for the six months ended June 30, 2013. Interest expense was higher due to the $15 million loan secured in December 2013.

Change in Fair Value of Warrant Liability.  In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and remeasure the fair value at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. As these warrants expired in March 2014, for the six months ended June 30, 2014, there was no expense or income as compared to an income of $0.4 million related to the increase in fair value of these warrants for the six months ended June 30, 2013.

Other Income/Expense.  Other Income/ expenses for the six months ended June 30, 2014 included charges of $19 thousand for increase in the fair value of the success fee payable, which was related to the $15 million secured loan in 2013.There was no other income/expense for the six months ended June 30, 2013.

Liquidity and Capital Resources

Source of Liquidity

In March 2014, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen) to create an at-the-market (ATM) equity program under which we would from time to time may offer and sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $40 million (ATM Shares) through Cowen. Upon delivery of a placement notice and subject to the terms and conditions of the ATM agreement, Cowen used its commercially reasonable efforts to sell the ATM Shares, based upon our instructions. We have provided Cowen with customary indemnification rights, and Cowen is entitled to a commission at a fixed commission rate of up to 3.0% of the gross proceeds per Share sold. Sales of the Shares under the Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on The NASDAQ Global Market, at market prices or as otherwise agreed with Cowen. We began the sales of ATM Shares in May 2014 and through June 2014, we sold 8,512,844 shares of common stock resulting in net proceeds of $18.3 million, which included Cowen’s commission of $0.6 million and legal fees of $0.1 million. In July 2014, we completed sales under the ATM equity program, when we sold 5,815,380 shares of common stock under the Sales Agreement resulting in net proceeds of $20.4 million, which included Cowen’s commission of $0.5 million.

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $75.0 million of gross proceeds from our IPO in June 2007, $18.5 million of gross proceeds from our Registered Direct Offering in March 2010, $65.6 million of gross proceeds from our stock offering in March 2012, $52.9 million from GSK’s investments in the Company in October 2010, July 2012 and November 2013, $19.1 million of gross proceeds from ATM sales and $80.0 million from non-refundable license fees from collaborations.

In December 2013 we entered into a credit and security agreement with a lending syndicate which provides an aggregate of $25 million.  We drew $15 million of the aggregate principal amount in December 2013.

As of June 30, 2014, we had cash, cash equivalents and marketable securities of $78.0 million.  We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts.  Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.  Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operating Activities

Net cash used in operations for the six months ended June 30, 2013 was $24.2 million, due primarily to the net loss for the six months ended June 30, 2013 of $32.8 million and the change in operating assets and liabilities of $5.0 million. The change in operating assets and liabilities consisted of a decrease in receivables from collaboration agreements of $2.2 million; a decrease of $0.3 million in prepaid assets primarily related to a receivable from the sale of state net operating loss carry forwards, or NOLs; an increase in deferred revenue of $2.3 million related to the recognition of the upfront payment from GSK for the collaboration agreement and an increase in accounts payable and accrued expenses of $0.2 million related to program expenses.

Net cash used in operations for the six months ended June 30, 2014 was $22.0 million, due primarily to the net loss for the six months ended June 30, 2014 of $30.6 million and the change in operating assets and liabilities of $4.7 million. The change in operating assets and liabilities consisted of a decrease in receivables from collaboration agreements of $0.6 million; a decrease of $4.2 million in prepaid assets primarily related to Net Operating Loss (“NOL”) receivable; a decrease in accounts payable and accrued expenses of $0.2 million related to program expenses.

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

Net cash provided by investing activities for the six months ended June, 2014 was $2.1 million.  Net cash provided by investing activities reflects $31.1 million from the sale and redemption of marketable securities, partially offset by $28.8 million for the purchase of marketable securities and $0.1 million for the acquisition of property and equipment.

Net Cash (Used in)/ Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 was $0.2 million, consisting of payments of our secured loan agreement.

Net cash provided by financing activities for the six months ended June 30, 2014 was $18.2 million. Net cash provided reflects $18.3 million in net proceeds from sales of common stock under our ATM agreement with Cowen, partially offset by $0.2 million for the payments of our secured loan agreement.

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

We do not anticipate that we will generate revenue from commercial sales until at least 2016, if at all.  In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity, including, sales under our ATM agreement with Cowen which was completed on July 2, 2014. Including the net proceeds from the completed ATM equity program, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into 2016.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities.  We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk.  The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk.  We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.  At June 30, 2014, we held $78.0 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on the fair value of our investments.  Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock for the three months ended June 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-laws

10.1 (3)	Amended and Restated 2007 Equity Incentive Plan

10.2 (4)	Amicus Therapeutics, Inc. Cash Deferral Plan

10.3	Employment Agreement dated November 16, 2013 between Amicus Therapeutics and Hung Do

10.4	Letter Agreement dated June 28, 2014 between Amicus Therapeutics and Dipal Doshi

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from this Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10K filed on February 28, 2012.

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1.

(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 23, 2014.

(4)	Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed on July 2, 2014.

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

AMICUS THERAPEUTICS, INC.

Date: August 7, 2014	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	By:	/s/ William D. Baird III
William D. Baird III
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-laws

10.1 (3)	Amended and Restated 2007 Equity Incentive Plan

10.2 (4)	Amicus Therapeutics, Inc. Cash Deferral Plan

10.3	Employment Agreement dated November 16, 2013 between Amicus Therapeutics and Hung Do

10.4	Letter Agreement dated June 28, 2014 between Amicus Therapeutics and Dipal Doshi

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from this Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10K filed on February 28, 2012.

(2)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1.

(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2014.

(4)	Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed on July 2, 2014.

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