Form 10-K
period 2014-12-31
AMICUS THERAPEUTICS INC
filed 2015-03-03
CIK 1178879

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§22.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

         The aggregate market value of the 33,307,124 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the NASDAQ, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2014) was approximately $111,245,794. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 10% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

         As of February 24, 2015, there were 95,624,073 shares of common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant's 2015 Annual Meeting of Stockholders which is to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        The forward-looking statements in this annual report on Form 10-K include, among other things, statements about:

  •
  the progress and results of our clinical trials of our drug candidates, including migalastat HCl ("migalastat");

  •
  the cost of manufacturing drug supply for our clinical and preclinical studies, including the significant cost of new enzyme replacement therapy ("ERT") cell line development and manufacturing as well as the cost of manufacturing Pompe ERT;

  •
  the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates including those testing the use of pharmacological chaperones co-formulated and co-administered with ERT and for the treatment of lysosomal storage diseases ("LSDs");

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

PART I

Item 1.    BUSINESS.

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of next-generation medicines for a range of rare and orphan diseases, with a focus on improved therapies for lysosomal storage disorders ("LSDs"). Our lead product candidate is a small molecule that can be used as a monotherapy and in combination with enzyme replacement therapy ("ERT") for Fabry disease. Our development programs also include next-generation ERTs for LSDs, including Fabry disease, Pompe disease and Mucopolysaccharidosis Type I ("MPS I"). We believe that our platform technologies and our advanced product pipeline uniquely position us at the forefront of developing therapies for rare and orphan diseases.

        In LSDs such as Fabry and Pompe, a mutation in the specific disease-causing gene can lead to the production in the body of a mutant form of the enzyme that is less stable than the normal form, and that may be prematurely degraded before reaching the location in the cell where it is needed. For patients with LSDs who are receiving ERT, the infused (exogenous) protein may also unfold and lose activity at any stage in the process — from the infusion bag to the bloodstream, to the eventual uptake into cells and tissue. The result is a loss of enzyme activity and disruption of proper trafficking of the enzyme to lysosomes. Our novel treatment approach consists of using pharmacological chaperones that are designed to selectively bind and stabilize either the endogenous or exogenous target proteins and facilitate trafficking to the location in cells where these proteins are needed (the lysosome).

        Our personalized medicine approach consists of an oral small molecule pharmacological chaperone monotherapy that is designed to bind to and stabilize a patient's own endogenous target protein. Patients with "amenable mutations" may respond based on their genetics.

        Our Chaperone-Advanced Replacement Therapy, or CHART™, platform combines chaperones with ERTs independent of a patient's own genetics. In each CHART program, a unique pharmacological chaperone is designed to bind to a specific therapeutic (exogenous) enzyme, stabilizing the enzyme in its properly folded and active form. This may allow for enhanced tissue uptake, greater lysosomal activity, more reduction of substrate, and the potential for lower immunogenicity.

        Our Fabry franchise strategy is to develop the pharmacological chaperone migalastat HCl ("migalastat") for all patients with Fabry disease — as a monotherapy for patients with amenable mutations and in combination with ERT for all other patients. We have completed two Phase 3 global registration studies (Study 011 and Study 012) of migalastat monotherapy and plan to submit marketing applications in 2015. We have reported Phase 3 data in both treatment-naïve patients ("Study 011" or "FACETS") and ERT switch patients ("Study 012" or "ATTRACT"). Positive results from these studies have shown that treatment with migalastat results in reductions in disease substrate, stability of kidney function, reductions in cardiac mass, and improvement in gastrointestinal symptoms in patients with amenable mutations in a validated assay ("GLP HEK assay"). Data from the Fabry Registry indicate that the leading cause of death in patients is from cardiovascular disease (source: Mehta 2009).

        Following a meeting with the European Medicines Agency ("EMA") held in the fourth quarter of 2014, we are on track to submit a marketing application in Europe in mid-2015. We have also scheduled a meeting with the U.S. Food and Drug Administration ("FDA") in the first quarter of 2015 as we work to make migalastat available for all amenable Fabry patients as quickly as possible.

        We expect to initiate a longer-term Phase 2 Fabry co-administration study in 2015 in support of our Fabry franchise strategy to develop migalastat in combination with ERT for Fabry patients with non-amenable mutations. Preliminary results from our previously completed open-label Phase 2 safety and pharmacokinetics study ("Study 013") in Fabry patients showed increased levels of active alpha-Gal

A enzyme levels in plasma and in skin following co-administration with migalastat compared to ERT alone.

        We are leveraging our biologics capabilities and CHART™ to develop a next-generation Pompe ERT. This ERT consists of a uniquely engineered recombinant human acid alpha-glucosidase ("rhGAA") enzyme (designated "ATB200") with an optimized carbohydrate structure to enhance uptake, administered in combination with a pharmacological chaperone to improve activity and stability. Acid alpha-glucosidase ("GAA") is the enzyme deficient in Pompe patients. In preclinical studies, ATB200 demonstrated greater tissue enzyme levels and substrate ("glycogen") reduction compared to the current approved ERT for Pompe disease ("alglucosidase alfa"), as well as further improvement when ATB200 was administered in combination with a chaperone. Clinical studies of pharmacological chaperones in combination with currently marketed ERTs recently established initial human proof-of-concept that a chaperone can stabilize enzyme activity and potentially improve ERT tolerability.

        Additional preclinical CHART programs include a next-generation ERT for MPS I. In addition, our enzyme targeting technology is applicable to multiple ERTs and complementary to our CHART platform for the development of next-generation therapies for multiple LSDs. We believe that together these platform technologies may provide a unique tool set to address some of the major challenges with currently marketed ERT products — sub optimal enzyme activity and stability; poor targeting and uptake; and tolerability and immunogenicity.

        Although LSDs are relatively rare diseases, they represent a substantial commercial opportunity due to the severity of the symptoms and the chronic nature of the diseases. The publicly reported worldwide net product sales for currently approved treatments for three LSDs were approximately $1.9 billion in 2014.

Our Pharmacological Chaperone Technology

        We are leveraging our pharmacological chaperone technology to develop next-generation treatments for human genetic diseases by targeting mutated proteins that are unstable, unfolded or misfolded. In the human body, proteins are involved in almost every aspect of cellular function. Proteins are linear strings of amino acids that fold and twist into specific three-dimensional shapes in order to function properly. Certain human diseases result from mutations that cause changes in the amino acid sequence of a protein, and these changes often reduce protein stability and may prevent them from folding properly.

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

  Pharmacological Chaperone Monotherapy

        Many natural (endogenous) proteins are made in the endoplasmic reticulum ("ER") and sent to other parts of the cell. Unstable, unfolded or misfolded proteins are generally eliminated or retained in the ER rather than being transported to the intended destination in the cell. The accumulation of unfolded or misfolded proteins in the ER and the interruption of trafficking of important proteins to their proper cellular locations can cause several types of problems including:

  •
  complete or partial loss of appropriate protein function,

  •
  accumulation of lipids and other substances that should be degraded, and

  •
  disruption of cellular function and eventual cell death.

        These defects may lead to various types of human genetic diseases, including LSDs. As monotherapy agents for LSDs, pharmacological chaperones are designed to bind to and stabilize endogenous lysosomal enzymes for proper trafficking to the lysosome, which may also alleviate the build-up of mutant proteins in the ER. Once in the lysosome, the pharmacological chaperone disassociates and the enzyme is free to break down substrate. Based on this mechanism, individuals with genetic mutations that result in some residual biological activity are potentially eligible for pharmacological chaperone monotherapy.

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

        Possible problems related to the in stability of infused enzyme include:

  •
  denaturation and reduced activity;

  •
  poor targeting and uptake into key tissues of disease; and

  •
  poor tolerability and increased immunogenicity.

        In our CHART programs, each chaperone is designed to bind to and stabilize a specific therapeutic enzyme. We believe this technology may be able to improve the stability, uptake and activity of the enzyme, and may improve tolerability and lower immunogenicity compared to administration of currently marketed ERTs alone. This combination approach may benefit patients with LSDs, including patients with inactive endogenous proteins who are not amenable to chaperone monotherapy.

  Enzyme Targeting Technology

        The uptake of ERTs into patient's cells is mediated by a particular carbohydrate called mannose 6-phosphate ("M6P"). M6P enables binding and delivery of therapeutic drug to lysosomes via M6P receptors on cell surfaces. Many currently approved ERTs have limited amounts of M6P thereby limiting the uptake of therapeutic drug into a patient's cells.

        We are developing next-generation ERTs with significantly higher amounts of M6P for improved lysosomal targeting compared to existing ERTs. We believe that this technology to enhance drug targeting, together with our CHART platform to improve enzyme stability, may be utilized to develop a pipeline of more effective next-generation ERTs for LSDs.

Migalastat for Fabry Disease

  Overview

        Our most advanced product candidate, migalastat, is an investigational, small molecule pharmacological chaperone for the treatment of Fabry disease. As an orally administered monotherapy, migalastat is designed to bind to and stabilize, or "chaperone" a endogenous own alpha-Gal A enzyme in those patients with genetic mutations identified as amenable to this chaperone in a cell-based assay.

For all other Fabry patients, migalastat in combination with ERT may improve outcomes by keeping infused alpha-Gal A enzyme in its properly folded and active form.

  Migalastat for Fabry Disease as a Monotherapy: Phase 3 Global Registration Program

        Study 011 was a 24-month study of Fabry disease patients naïve to or not receiving ERT, which investigated the safety and efficacy of oral migalastat, (150 mg every other day). The study consisted of a 6-month double-blind, placebo-controlled period, a 6-month open-label period, and a 12-month open-label extension phase. Subjects completing Study 011 were eligible to continue treatment with migalastat in a long-term open-label extension ("Study 041"). 67 subjects (24 male) were enrolled. All subjects enrolled in Study 011 had amenable mutations in the clinical trial human embryonic kidney ("HEK") cell-based in vitro assay that was available at study initiation ("clinical trial assay"). Following the completion of enrollment, a GLP-validated HEK assay was developed with a third party to measure the criteria for amenability with more quality control and rigor ("GLP HEK assay"). Approximately 10% of mutations in the HEK database switched categorization between "amenable" and "non-amenable" when moving from the clinical trial assay to the GLP HEK assay. Therefore, there were changes in categorization from amenable to non-amenable in 17 of the 67 patients enrolled in Study 011.

        Study 011 was designed to measure the reduction of the disease substrate (Globotriaosylceramide, or "GL-3") in the interstitial capillaries of the kidney following treatment with oral migalastat. The 24-month study began with a 6-month double-blind, placebo-controlled treatment period, after which all patients were treated with migalastat for a 6-month open-label follow-up period, and a subsequent 12-month open-label extension phase. The study also measured clinical outcomes, including renal function, as secondary endpoints.

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

        Following the unblinding of the 6-month data, and while still blinded to the 12-month data, we reported the mean change in GL-3 from the baseline to month 6 as a post-hoc analysis in the subgroup of patients with GLP HEK-amenable mutations. This analysis showed a statistically significant reduction in GL-3 in the migalastat group compared to placebo. The mean change in GL-3 was identified as a more appropriate way to control for the variability in GL-3 levels in Study 011 and to measure the biological effect of migalastat.

        Results from this subgroup analysis further support use of the GLP HEK assay in predicting responsiveness to migalastat. Following a Type C Meeting with the FDA, we revised the Statistical Analysis Plan to pre-specify the primary analysis at month 12 as the mean change in interstitial capillary GL-3 in patients with GLP HEK amenable mutations.

        Throughout 2014 and in early 2015 we announced positive 12- and 24-month data from Study 011 and longer-term data from Study 041 in patients with amenable mutations who were naïve to ERT. Top-line data were announced in April 2014 and data were presented to the scientific community at the American Society of Human Genetics (ASHG) in October 2014 and WORLDSymposium™ in February 2015. Highlights were as follows:

  •
  Subjects who switched from placebo to migalastat after month 6 demonstrated a statistically significant reduction in disease substrate, or kidney interstitial capillary GL-3, at month 12 (p=0.013), and a statistically significant reduction of disease substrate in another important biomarker of disease, plasma lyso-Gb3. Subjects who remained on migalastat demonstrated a durable reduction in kidney interstitial capillary GL-3, as well as a durable reduction in lyso-Gb3.

  •
  Kidney function, as measured by estimated glomerular filtration rate (eGFR) and iohexol measured GFR (mGFR), remained stable following 18-24 months of treatment with migalastat in Study 011. Kidney function, as measured by eGFR, continued to remain stable in patients receiving migalastat in Study 011 for at least 18 months and continuing migalastat treatment in Study 041 for an average of 32 months. mGFR was not collected in Study 041.

  •
  Reduction in cardiac mass, as measured by left ventricular mass index (LVMi), was statistically significant following treatment with migalastat for up to 36 months (average of 22 months) in patients in Study 011 and 041.

  •
  There was a significant decrease in diarrhea (unadjusted p=0.03) in patients treated with migalastat versus placebo during the 6-month double-blind phase (Stage 1). After 18-24 months of treatment with migalastat, significant improvements in diarrhea and indigestion were observed in addition to favorable trends in reflux and constipation. Gastrointestinal symptoms were assessed using the Gastrointestinal Symptoms Rating Scale (GSRS), a validated instrument

  •
  Migalastat was generally safe and well-tolerated

        Study 012, our second Phase 3 registration study, is a randomized, open-label 18-month study investigating the safety and efficacy of oral migalastat (150 mg, every other day) compared to standard-of-care infused ERTs (agalsidase beta and agalsidase beta). The study also includes a 12-month open-label migalastat extension phase. The study enrolled a total of 60 patients (males and females) with Fabry disease and genetic mutations identified as amenable to migalastat monotherapy in a clinical trial assay. Subjects were randomized 1.5:1 to switch to migalastat or remain on ERT. All subjects had been receiving ERT infusions for a minimum of 12 months (at least 3 months at the labeled dose) prior to entering the study. Based on the GLP HEK assay, there were changes in categorization from amenable to non-amenable in 4 of the 60 patients enrolled in Study 012.

        Taking into account scientific advice from European regulatory authorities, the pre-specified co-primary outcome measures of efficacy in Study 012 are the descriptive assessments of comparability of the mean annualized change in mGFR and eGFR for migalastat and ERT. Both mGFR and eGFR are considered important measures of renal function. Success on mGFR and eGFR was prescribed to be measured in two ways: 1) a 50% overlap in the confidence intervals between the migalastat and ERT treatment groups; and 2) whether the mean annualized changes for patients receiving migalastat are within 2.2 mL/min/1.73 m2/yr of patients receiving ERT. We pre-specified that these renal function outcomes would be analyzed in patients with GLP HEK amenable mutations.

        In August 2014, we announced positive 18-month data from the Study 012. Data from Study 012 were also presented to the scientific community at the American Society of Nephrology ("ASN") in November 2014 and WORLDSymposium in February 2015. Highlights were as follows:

  •
  Migalastat had a comparable effect to ERT on patients' kidney function as measured by the change in eGFR and mGFR from baseline to month 18.

  •
  Levels of plasma lyso-Gb3, an important biomarker of disease, remained low and stable in patients with amenable mutations who switched from ERT to migalastat.

  •
  There was a statistically significant decrease in LVMi from baseline to month 18 in patients who switched from ERT to migalastat

  •
  Measures of pain and quality of life from the Brief Pain Inventory ("BPI") and Short Form 36 ("SF36") remained stable when patients switched from ERT to migalastat.

  •
  Migalastat was generally safe and well-tolerated.

        Following a meeting with the European Medicines Agency ("EMA") held in the fourth quarter of 2014, we are on track to submit a marketing application in Europe in mid-2015. We have also scheduled a meeting with the US FDA in the first quarter of 2015 as we work to make migalastat available for all amenable Fabry patients as quickly as possible.

  Migalastat Combination Programs for Fabry Disease

        In support of our Fabry Franchise strategy to develop migalastat in combination with ERT for Fabry patients with non-amenable mutations, we plan to conduct a longer-term Phase 2 Fabry co-administration study in 2015. In parallel, we are internally developing our own Fabry cell line for co-formulation with migalastat as a next-generation ERT for Fabry disease. We previously completed an open-label Phase 2 safety and pharmacokinetics study ("Study 013") that investigated two oral doses of migalastat (150 mg and 450 mg) co-administered with agalsidase beta or agalsidase alfa in males with Fabry disease. Unlike Study 011 and Study 012, patients in Study 013 were not required to have alpha-Gal mutations amenable to chaperone therapy because, when co-administered with ERT, migalastat is designed to bind to and stabilize the exogenous enzyme in the circulation in any patient receiving ERT. Each patient received their current dose and regimen of ERT at one infusion. A single oral dose of migalastat (150 mg or 450 mg) was co-administered two hours prior to the next infusion of the same ERT at the same dose and regimen. Preliminary results from Study 013 showed increased levels of active alpha-Gal enzyme levels in plasma and skin following co-administration compared to ERT alone.

  Causes of Fabry Disease and Rationale for Use of Migalastat

        Fabry disease is an LSD that results from a deficiency in alpha-Gal A. Symptoms can be severe and debilitating, including kidney failure and increased risk of heart attack and stroke. The deficiency of alpha-Gal A in Fabry patients is caused by inherited genetic mutations. Certain of these mutations cause changes in the amino acid sequence of alpha-Gal A that may result in the production of alpha-Gal A with reduced stability and that does not efficiently fold into its correct three-dimensional shape. Although alpha-Gal A produced in patient cells often retains the potential for some level of biological activity, the cell's quality control mechanisms recognize and retain misfolded alpha-Gal A in the ER, until it is ultimately moved to another part of the cell for degradation and elimination. Consequently, little or no alpha-Gal A moves to the lysosome, where it normally breaks down GL-3. This leads to accumulation of GL-3 in cells, which is believed to be the cause of the symptoms of Fabry disease. In addition, accumulation of the misfolded alpha-Gal A enzyme in the ER may lead to stress on cells and inflammatory-like responses, which may contribute to cellular dysfunction and disease.

        Migalastat monotherapy is designed to act as a pharmacological chaperone for alpha-Gal A by selectively binding to the enzyme, which increases its stability and helps the enzyme fold into its correct three-dimensional shape. This stabilization of alpha-Gal A allows the cell's quality control mechanisms to recognize the enzyme as properly folded so that trafficking of the enzyme to the lysosome is increased, enabling it to carry out its intended biological function, the metabolism of GL-3.

        Because migalastat increases levels of a patient's naturally produced alpha-Gal A, Fabry disease patients most likely to respond to treatment with migalastat monotherapy are those with a missense mutation or other genetic mutations that result in production of alpha-Gal that is less stable but that maintains some residual catalytic activity. We estimate that approximately thirty to fifty percent of patients with Fabry disease may have alpha-Gal A mutations that are amenable to migalastat as a monotherapy. Patients with genetic mutations leading to a partially made alpha-Gal A enzyme or alpha-Gal A enzyme with an irreversible loss of activity are less likely to respond to treatment with migalastat as a monotherapy. However, we believe that all Fabry patients are potentially treatable with migalastat in combination with ERT.

        The combination of migalastat and ERT allows binding and stabilization of infused enzyme in the circulation as patients receive ERT. We believe migalastat in combination with ERT may be able to improve the stability, activity, uptake and tolerability of the therapeutic enzyme. This combination approach may benefit patients with inactive endogenous proteins who are not amenable to chaperone monotherapy.

  Fabry Disease Background

        The clinical manifestations of Fabry disease span a broad spectrum of severity and roughly correlate with a patient's residual alpha-Gal A levels. The majority of currently treated patients are referred to as classic Fabry disease patients, most of whom are males. These patients experience disease of various organs, including the kidneys, heart and brain, with disease symptoms first appearing in adolescence and typically progressing in severity until death in the fourth or fifth decade of life. A number of studies suggest that there are a large number of undiagnosed males and females that have a range of Fabry disease symptoms, such as impaired cardiac or renal function and strokes, that usually first appear in adulthood.

        Individuals with this type of Fabry disease, referred to as later-onset Fabry disease, tend to have higher residual alpha-Gal A levels than classic Fabry disease patients. Although the symptoms of Fabry disease span a spectrum of severity, it is useful to classify patients as having classic or later-onset Fabry disease when discussing the disease and the associated treatable population.

  Classic Fabry Disease

        Individuals with classic Fabry disease are in most instances males. They have little or no detectable alpha-Gal A levels and are the most severely affected. These patients first experience disease symptoms in adolescence, including pain and tingling in the extremities, skin lesions, a decreased ability to sweat and clouded eye lenses. If these patients are not treated, their life expectancy is reduced and death usually occurs in the fourth or fifth decade of life from renal failure, cardiac dysfunction or stroke. Studies reported in the Journal of the American Medical Association (January 1999) and The Metabolic and Molecular Bases of Inherited Disease (8th edition 2001) suggest the annual incidence of Fabry disease in newborn males is 1:40,000-1:60,000. Current estimates from the University of Iowa and the National Kidney Foundation suggest that there are a total of approximately 5,000 classic Fabry disease patients worldwide.

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

        It was previously believed to be rare for female Fabry disease patients to develop overt clinical manifestations of Fabry disease. Fabry disease is known as an X-linked disease because the inherited alpha-Gal A gene mutation is located only on the X chromosome. Females inherit an X chromosome from each parent and therefore can inherit a Fabry mutation from either parent. By contrast, males inherit an X chromosome (and potentially a Fabry mutation) only from their mothers. For this reason, there are expected to be roughly twice as many females as males that have Fabry disease mutations. Several studies reported in the Journal of Medical Genetics (2001), the Internal Medicine Journal (2002) and the Journal of Inherited Metabolic Disease (2001) report that, while the majority of females with Fabry disease mutations have mild symptoms, many have severe symptoms, including enlargement of the left ventricle of the heart and/or renal failure.

        Newborn screening studies in Italy, Taiwan and Austria, published in the American Journal of Human Genetics (2006), Human Mutation (2009) and the Lancet (2011) respectively, report that the incidence of Fabry mutations in newborns is over ten times higher than previous estimates for classic patients, Combined these studies screened over 263 thousand newborns, and found the incidence of Fabry mutations to be between 1:2,400 to 1: 3,859. This high incidence was attributed to a large number of newborn males with alpha-Gal A mutations often associated with later-onset Fabry disease, which may not have been identified in previous screening studies that relied on diagnosis based on development of symptoms of classic Fabry disease.

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

        We expect that as awareness of later-onset Fabry disease grows, the number of patients diagnosed with the disease will increase. Increased awareness of all forms of Fabry disease, particularly for specialists not accustomed to treating Fabry disease patients, may lead to increased testing and diagnosis of patients with the disease

        Based on published data from the Human Gene Mutation Database and our experience in the field, we believe the majority of the known genetic mutations that cause Fabry disease are missense mutations. There are few widely occurring genetic mutations reported for Fabry disease, suggesting that the frequency of a specific genetic mutation reported in the Human Gene Mutation Database reflects the approximate frequency of that mutation in the general Fabry patient population. In addition, data from recent newborn screening studies published in the American Journal of Human Genetics (2006), Human Mutation (2009) and the Lancet (2011) suggest that the vast majority of newly diagnosed patients with later-onset Fabry disease also have missense mutations. Because missense mutations often result in less stable, misfolded alpha-Gal A with some residual enzyme activity, we believe patients with these mutations may benefit from treatment with monotherapy migalastat. We also believe that many other types of genetic mutations may result in misfolded alpha-Gal A and therefore may also respond to treatment with monotherapy migalastat. Based on this, we believe that approximately thirty to fifty percent of the Fabry disease patient population may benefit from treatment with migalastat as a monotherapy. However, the entire Fabry disease patient population has the potential to benefit from migalastat in combination with ERT.

  Existing Products for the Treatment of Fabry Disease and Potential Advantages of Migalastat

        Currently, two ERT products are approved for the treatment of Fabry disease: agalsidase beta and agalsidase alfa. Agalsidase beta is approved globally (conditionally in the U.S.) and commercialized by sanofi aventis through Genzyme Corporation, while agalsidase alfa commercialized by Shire and approved in the EU and other countries but not in the U.S. Orphan drug exclusivity for both agalsidase beta and agalsidase alfa has expired in the EU and for agalsidase beta , in the U.S. as well. The net product sales of agalsidase beta and agalsidase alfa for 2014 were approximately $610 million as publicly reported by sanofi aventis and $500 million as publicly reported by Shire, respectively.

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

        For Fabry disease patients who respond to migalastat, we believe that the use of migalastat may have advantages relative to the use of agalsidase beta and agalsidase alfa. Published data for patients treated with agalsidase beta and agalsidase alfa for periods of up to five years demonstrate that these drugs can lead to the reduction of GL-3 in multiple cell types in the skin, heart and kidney. However, because they are large protein molecules, agalsidase beta and agalsidase alfa are believed to have difficulty penetrating some tissues and cell types. In particular, it is widely believed that agalsidase beta and agalsidase alfa are unable to cross the blood-brain barrier and thus are unlikely to address the neurological symptoms of Fabry disease. As a small molecule therapy that has demonstrated high oral bioavailability and good biodistribution properties in preclinical testing, migalastat has the potential to reach cells of all the target tissues of Fabry disease. Furthermore, treatment with agalsidase beta and agalsidase alfa requires intravenous infusions every other week, frequently on-site at health care facilities, presenting an inconvenience to Fabry patients. Hence, oral treatment with migalastat may be much more convenient for patients. Lastly, agalsidase beta and agalsidase alfa are protein therapeutics, and have been shown to lead to the generation of anti-drug antibodies in some patients, which can affect efficacy. Some patients also experience infusion-associated reactions that can last for hours or days. In contrast, migalastat is not expected to have immunogenic effects, and may not have the safety risks associated with intravenous infusion.

        In addition, as discussed above, we believe that migalastat in combination with ERT may improve key characteristics of the infused enzymes used in ERT by allowing for increased transport of active enzymes to the lysosomes and degradation of substrate, thereby potentially increasing ERT's efficacy. Importantly, patients who may not have alpha-Gal A mutations amenable to migalastat monotherapy treatment may benefit from migalastat in combination with ERT, making migalastat potentially available to all Fabry patients.

Next-Generation ERT for Pompe Disease

        We are leveraging our biologics capabilities and CHART platform to develop a next-generation Pompe ERT. This ERT consists of a uniquely engineered rhGAA enzyme (ATB200) with an optimized carbohydrate structure to enhance uptake, administered in combination with a pharmacological chaperone to improve activity and stability. We acquired ATB200 as well as our enzyme targeting technology through our purchase of Callidus Biopharma.

        In preclinical studies, ATB200 demonstrated greater tissue enzyme levels and further substrate reduction compared to the current approved ERT for Pompe disease (alglucosidase alfa), which were further improved with the addition of a chaperone. Clinical studies of pharmacological chaperones in combination with currently marketed ERTs have established initial human proof-of-concept that a chaperone can stabilize enzyme activity and potentially improve ERT tolerability. In 2013, we completed a Phase 2 safety and pharmacokinetics study ("Study 010") that investigated single ascending oral doses of a pharmacological chaperone co-administered with alglucosidase alfa or recombinant human GAA enzyme, rhGAA marketed by Genzyme, in patients with Pompe disease. Each patient received one infusion of ERT alone, and then a single oral dose of the pharmacological chaperone just prior to the next ERT infusion. Results from this study showed an increase in GAA enzyme activity in plasma and muscle when co-administered compared to ERT alone.

        Taken together, these preclinical and clinical results support further development of ATB200 in combination with a pharmacological chaperone as a next-generation Pompe ERT. The initiation of a Phase 1/2 clinical study is expected in the second half of 2015.

  Pompe Disease Background

        Like Fabry disease, Pompe disease is an LSD that results from a deficiency in an enzyme, GAA. Signs and symptoms of Pompe can be severe and debilitating and include progressive muscle weakness throughout the body, particularly the heart and skeletal muscles. The enzyme deficiencies in Pompe patients are caused by inherited genetic mutations. Certain of these mutations cause changes in the amino acid sequence of the enzyme that may result in the production of an enzyme with reduced stability that does not fold into its correct three-dimensional shape. Although the enzymes produced in patient cells often retain the potential for some level of biological activity, the cell's quality control mechanisms recognize and retain the misfolded enzyme in the ER until it is ultimately moved to another part of the cell for degradation and elimination. Consequently, little or no GAA in Pompe patients traffics to the lysosome, where it normally breaks down its substrate, a complex sugar called glycogen. This leads to accumulation of glycogen in cells, which is believed to result in the clinical manifestations of Pompe disease. Pompe disease ranges from a rapidly fatal infantile form with severe cardiac involvement to a more slowly progressive, later-onset form primarily affecting skeletal muscle. All forms are characterized by severe muscle weakness that worsens over time. In the early onset form, patients are usually diagnosed shortly after birth and often experience enlargement of the heart and severe muscle weakness. In later-onset Pompe disease, symptoms may not appear until late childhood or adulthood and patients often experience progressive muscle weakness. According to reported estimates of the Acid Maltase Deficiency Association, the United Pompe Foundation and the Lysosomal Disease Program at Massachusetts General Hospital, there are 5,000-10,000 patients with Pompe disease worldwide.

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

Strategic Alliances and Arrangements

        In November 2013, we entered into the Revised Agreement (the Revised Agreement) with GSK, pursuant to which we obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the Expanded Agreement entered into between us and GSK in July 2012. Under the terms of the Revised Agreement, for migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. There was no other consideration paid to GSK as part of the Revised Agreement.

        In September 2013, we entered into a collaboration agreement with Biogen to discover, develop and commercialize novel small molecules that target the GCase enzyme for the treatment of Parkinson's disease. In September 2014, we concluded our research collaboration with Biogen. Our most advanced Parkinson's candidate is AT3375, which was developed outside the collaboration and is wholly-owned by us.

        We will continue to evaluate other business development opportunities as appropriate that build stockholder value and provide us with access to the financial, technical, clinical and commercial resources necessary to develop and market pharmacological chaperone therapeutics and other technologies or products. We are exploring potential collaborations, alliances and other business development opportunities on a regular basis. These opportunities may include the acquisition of preclinical-stage, clinical-stage or marketed products so long as such transactions are consistent with our strategic plan to develop and provide therapies to patients living with rare and orphan diseases, and support our continued transformation from a development stage company into a commercial biotechnology company.

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

        We own or license rights to several issued patents in the U.S., current member states of the European Patent Convention and numerous pending foreign applications, which are foreign counterparts of many of our U.S. patents. We also own or license rights to several pending U.S. applications. Our patent portfolio includes patents and patent applications with claims relating to methods of increasing deficient enzyme activity to treat genetic diseases. The patent positions for migalastat, pharmacological chaperone and ERT combination therapy are described below and include both patents and patent applications we own or exclusively license:

  •
  We have an exclusive license to six issued U.S. patents that cover use of migalastat to treat Fabry disease, as well as corresponding European, Japanese and Canadian patents. These exclusively licensed U.S. patents relating to migalastat expire in 2018 (not including the Hatch-Waxman statutory extension, which is described below), while the European, Japanese and Canadian patents will expire in 2019 (not including the Supplemental Protection Certificates or SPC extensions, which are described below). The patents include claims covering methods of increasing the activity of and preventing the degradation of a-GAL, and methods for the treatment of Fabry disease using migalastat . In addition, we own pending U.S. applications directed to dosing regimens with migalastat , which, if granted, may result in patents that expire in 2027. Further, we own an issued U.S. patent directed to synthetic steps related to the commercial process for preparing migalastat, which expires in 2026, as well as issued patents in China, Hong Kong and Japan. Foreign counterpart applications are pending in Brazil, Europe, Israel and India. We jointly own one issued U.S. patent and one issued Mexican patent covering a method of determining whether male Fabry patients are likely to respond to treatment with migalastat which expires in 2027. Foreign counterpart applications are pending in Australia, Canada, Europe and Hong Kong. We have one issued U.S. patent covering a method of treating a patient diagnosed with Fabry disease with migalastat wherein the Fabry patient has one of several a-galactosidase A mutations. This patent will expire in 2029. We also have a pending U.S. application covering a method of determining which a-galactosidase A mutations are likely to be amendable to therapy with migalastat which, if granted, will expire in 2029. Foreign counterpart applications are also pending in Europe, Japan, Canada, Mexico and Australia, which if granted, will also expire in 2029.

  •
  We have an exclusive license to pending patent applications covering the co-administration of migalastat with ERT (recombinant a-galactosidase A). Patents covering specific combinations have issued in Europe, China, India and Mexico. These issued patents will expire in 2024. Other applications from this family are pending in the U.S., Europe, Canada, Brazil, China, Hong Kong, India, Israel, Japan and Mexico. If patents issue from these applications, expiration will be in 2024. We also own a U.S. provisional patent application covering specific doses and dosing regimens of migalastat to treat Fabry disease in combination with ERT (recombinant a-galactosidase A) in the U.S., Brazil, Canada, Chile, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore, Taiwan and South Africa. If patents issue from these applications, expiration will be in 2032 to 2033.

  •
  We own a pending patent application covering a high concentration co-formulation of recombinant acid a-glucosidase and pharmacological chaperone in the U.S., Canada, Europe, Japan, Mexico and South Korea. If patents issue from this international application, expiration will be in 2033.

  •
  We own a U.S. patent application covering a co-formulation of recombinant a-galactosidase A and migalastat. If a patent issues from this application, expiration will be in 2033.

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

        The U.S. Drug Price Competition and Patent Term Restoration Act of 1984, and amendments thereto, more commonly known as the Hatch-Waxman Act, provides for an extension of one patent, known as a Hatch-Waxman statutory extension, for each NCE to compensate for a portion of the time spent in clinical development and regulatory review. However, the maximum extension is five years and the extension cannot extend the patent beyond 14 years from New Drug Application ("NDA") approval. Similar extensions are available in European countries, known as SPC extensions, Japan and other countries. However, we will not know what, if any, extensions are available until a drug is approved. In addition, in the U.S., under provisions of the Best Pharmaceuticals for Children's Act, we may be entitled to an additional six month period of patent protection Market Exclusivity and Orphan Drug Exclusivity, for completing pediatric clinical studies in response to a FDA issued Pediatric Written Request before said exclusivities expire.

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

  License Agreements

        We have acquired rights to develop and commercialize our product candidates through licenses granted by various parties. For information regarding our migalastat collaboration with GSK, please see "Strategic Alliances and Arrangements" above. For our other license agreements, the following summarizes our material rights and obligations under those licenses:

  •
  Mt. Sinai School of Medicine — We have acquired exclusive worldwide patent rights to develop and commercialize migalastat and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with Mt. Sinai School of Medicine ("MSSM") of New York University. In connection with this agreement, we issued 232,266 shares of our common stock to MSSM in April 2002. In October 2006, we issued MSSM an additional 133,333 shares of common stock and made a payment of $1.0 million in consideration of an expanded field of use under that license. Under this agreement, to date we have paid no upfront or annual license fees and we have no milestone or future payments other than royalties on net sales. However, in October 2008, we amended and restated this license agreement to, among other items, provide us with the sole right to control the prosecution of patent rights under such agreement and to clarify the portion of royalties and milestone payments we received from Shire that were payable to MSSM. In connection therewith, we agreed to pay MSSM $2.6 million in connection with the $50 million upfront payment that we received in November 2007 from Shire, our former collaborator, which was already accrued for at year-end 2007, and an additional $2.6 million for the sole right to and control over the prosecution of patent rights. In addition, we paid MSSM $3 million of the $30 million upfront payment received from GSK in the fourth quarter of 2010. This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2019, subject to any patent term extension that may be granted, or 2024 if we develop a product for combination therapy (pharmacological chaperone plus ERT) and a patent issues from the pending application covering the combination therapy, subject to any patent term extension that may be granted.

        Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For migalastat, we will owe royalties only to MSSM and will owe no milestone payments.

        Our rights with respect to these agreements to develop and commercialize migalastat may terminate, in whole or in part, if we fail to meet certain development or commercialization requirements or if we do not meet our obligations to make royalty payments.

  Trademarks

        In addition to our patents and trade secrets, we own certain trademarks in the U.S. and/or abroad, including AMICUS THERAPEUTICS® & design, AMICUS THERAPEUTICS® and CHART®. At present, all of the U.S. trademark applications for these marks have been either filed or registered by the U.S. Patent and Trademark Office.

Manufacturing

        We continue to rely on contract manufacturers to supply the active pharmaceutical ingredients and final drug product for migalastat, other pharmacological chaperones and our next-generation ERT product candidates. The active pharmaceutical ingredients and final formulations for these products are manufactured under current good manufacturing practices ("cGMP"). The components in the final formulation for each product are commonly used in other pharmaceutical products and are well characterized ingredients. We have implemented appropriate controls for assuring the quality of both active pharmaceutical ingredients and final drug products. Product specifications will be established in concurrence with regulatory bodies at the time of product registration.

Competition

  Overview

        The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. In addition, several large pharmaceutical companies are increasingly focused on developing therapies for the treatment of rare diseases, both through organic growth and acquisitions and partnerships. While we believe that our technologies, knowledge, experience and scientific resources, provide us with competitive advantages, we face potential competition from many different sources, including commercial enterprises, academic institutions, government agencies and private and public research institutions. Any product candidates that we successfully develop and commercialize will compete with both existing and new therapies that may become available in the future.

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

        Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The following table lists our principal competitors and publicly available information on the status of their product offerings (U.S. dollars in millions):

Competitor	Indication	Product	Class of Product	Status	2014 Sales
					(in millions USD)
sanofi aventis	Fabry disease	Fabrazyme®	ERT	Marketed	$610
	Pompe disease	Myozyme®/ Lumizyme®	ERT	Marketed	$720
	Fabry disease	GZ402671	Oral GCS Inhibitor	Phase 1	N/A
	Pompe disease	GZ402666 ("neo GAA")	ERT	Phase 1	N/A
Shire	Fabry disease	Replagal®	ERT	Marketed	$500
Biomarin Pharmaceutical, Inc.	Pompe disease	BMN-701	ERT	Phase 2/3	N/A
	MPS I	Aldurazyme®	ERT	Marketed	$106
Protalix Biotherapeutics	Fabry disease	PRX-102	ERT	Phase 1/2	N/A

Government Regulation

  FDA Approval Process

        In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, Public Health Services Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to file a marketing application, to issue Complete Response letters or to not approve pending NDAs or biologic product license applications (BLAs), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, litigation, government investigation and criminal prosecution.

        Pharmaceutical product development in the U.S. typically involves nonclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application ("IND"), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required varies substantially based upon the type, complexity and novelty of the product or disease. Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies to assess the characteristics, potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including Good Laboratory Practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls and at least one proposed clinical trial protocol. Long-term preclinical safety evaluations, such as animal tests of reproductive toxicity and carcinogenicity, continue during the IND phase of development. Reproductive toxicity studies are required to allow inclusion of women of child bearing potential in clinical trials, whereas carcinogenicity studies are required for registration. The results of these long term studies would eventually be described in product labeling.

        A 30-day review period after the submission and receipt of an IND is required prior to the commencement of clinical testing in humans. The IND becomes effective 30 days after its receipt by the FDA, and trials may begin at that point unless the FDA notifies the sponsor that the investigations are subject to a clinical hold.

        Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with applicable government regulations, good clinical practices ("GCP"), as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

        The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board ("IRB"), for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions.

        Clinical trials to support a NDA or BLA for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients over longer treatment periods, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.

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

        The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Marketing applications are assigned review status during the filing period. Review status could be either standard or priority. Most such applications for standard review are reviewed within 12 months under PDUFA V (2 months for filing plus ten months for review. The FDA attempts to review a drug candidate that is eligible for priority review within six months, as discussed below. The review process may be extended by FDA for three additional months to evaluate major amendments submitted during the pre-specified PDUFA V review clock The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an Advisory Committee for public review, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an Advisory Committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current Good Manufacturing Practices is satisfactory and the NDA or BLA contains data that provide substantial evidence that the drug is safe and effective in the indication studied and to be marketed.

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

        An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require substantial post-approval commitments to conduct additional testing and/ or surveillance to monitor the drug's safety or efficacy and may impose other conditions, including distribution and labeling restrictions which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, problems are identified following initial marketing or post-marketing commitments are not met.

  The Hatch-Waxman Act

        In seeking approval for a drug through an NDA, applicants are required to list with the FDA certain patent(s) with claims that cover the applicant's product or approved method of use. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application ("ANDA"). An ANDA provides for marketing of a drug product that has the same route of administration, active ingredients strength and dosage form as the listed drug and has been shown through bioequivalence testing to be, in most cases, therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed, "innovator" drug.

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

        Drugs may be promoted only for approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, new safety information, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA, NDA supplement, BLA or BLA supplement before the change can be implemented. New efficacy claims require submission and approval of an NDA supplement and BLA supplement for each new indication. The efficacy claims typically require new clinical data similar to that included in the original application. The FDA uses the same procedures and actions in reviewing NDA and BLA supplements as it does in reviewing NDAs and BLAs. Additional exclusivity may be granted for new efficacy claims. Generic ANDA cannot be labeled for these types of claims until the new exclusivity period expires.

        Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies and surveillance to monitor the effects of an approved product, or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs, after approval. Drug manufacturers and certain subcontractors are required to register their establishments with FDA and certain state agencies, and are subject to routine inspections by the FDA during which the agency inspects manufacturing facilities to access compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

  Pediatric Information

        Under the Pediatric Research Equity Act of 2007 ("PREA"), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

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

  Priority Review

        Under FDA policies, a drug candidate is eligible for priority review, or review within six-months from filing for a New Molecular Entity ("NME") or six months from submission for a non-NME if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A Fast Track designated drug candidate would ordinarily meet FDA's criteria for priority review. The FDA makes its determination of priority or standard review during the 60-day filing period after an initial NDA or BLA submission.

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

  Section 505(b) (2) New Drug Applications

        Most drug products obtain FDA marketing approval pursuant to an NDA, an ANDA or BLA. A fourth alternative is a special type of NDA, commonly referred to as a Section 505(b) (2) NDA, which enables the applicant to rely, in part, on the safety and efficacy data of an existing product, or published literature, in support of its application.

        505(b) (2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the submission of a NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon certain preclinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b) (2) applicant.

        To the extent that the Section 505(b) (2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph 4 certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

  Patient Protection and Affordable Care Act of 2010

        The Biologics Price Competition and Innovation Act of 2009 ("BPCIA"), which was enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 ("PPACA") created an abbreviated approval pathway for biological products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-licensed reference biological product via an approved BLA. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or "fingerprinting", in vitro studies, in vivo, animal studies, and generally at least one clinical study, absent a waiver from the Secretary of Health and Human Services. The biosimilarity exercise tests the hypothesis that the investigational product and the reference product are the same. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the development of a stand-alone NDA or BLA is necessary. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA. Under the BPCIA, a reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product.

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

        Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services, reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

  Physician Drug Samples

        As part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. The Prescription Drug Marketing Act (the "PDMA") imposes requirements and limitations upon the provision of drug samples to physicians, as well as prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage, handling and record keeping. In addition, the PDMA sets forth civil and criminal penalties for violations.

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

        We have obtained an orphan medicinal product designation in the EU from the EMA for migalastat for the treatment of Fabry disease. The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients.

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

Employees

        As of December 31, 2014, we had 97 full-time employees, 68 of whom were primarily engaged in research and development activities and 29 of whom provide administrative services. A total of 25 employees have an M.D. or Ph.D. degree. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

        We have filed applications to register certain trademarks in the U.S. and abroad, including AMICUS THERAPEUTICS® and design and AMICUS THERAPETUICS®. Fabrazyme®, Myozyme®, Lumizyme®, and Replagal® are the property of their respective owners.

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

Risks Related to Our Business, Financial Position and Need for Additional Capital

  We have incurred significant operating losses since our inception. We currently do not, and since inception never have had, any products available for commercial sale. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

        Since inception, we have incurred significant operating losses. Our accumulated deficit was $447.4 million as of December 31, 2014. To date, we have financed our operations primarily through private placements of our redeemable convertible preferred stock, proceeds from our initial public and secondary stock offerings, debt financings and from our collaboration agreements. We have devoted substantially all of our efforts to research and development, including our preclinical development activities and clinical trials. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several years and we are unable to predict the extent of any future losses as we:

  •
  continue our ongoing Phase 3 clinical trials of migalastat for the treatment of Fabry disease to support regulatory approval in the United States and worldwide;

  •
  begin Phase 1/2 clinical studies of migalastat co-administered or co-formulated with ERT for Fabry disease;

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

        We expect to continue to incur substantial research and development expenses in connection with our ongoing activities, particularly as we continue our Phase 3 development of migalastat. Further, subject to obtaining regulatory approval of any of our product candidates including migalastat, we expect to incur significant commercialization expenses for product sales and marketing, securing commercial quantities of product from our manufacturers and product distribution. Under the Revised Agreement entered into with GSK in November 2013, GSK will no longer share in the research and development costs related to migalastat as of January 1, 2014. We are responsible for 100% of all research and development costs for all of our programs.

        In order to complete clinical trials related to migalastat, seek regulatory approvals of migalastat, commercially launch the product candidate and continue our other clinical and preclinical programs, we will need to seek additional funding. Capital may not be available when needed on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to reduce or eliminate research development programs or commercial efforts.

        Our future capital requirements will depend on many factors, including:

  •
  the progress and results of our clinical trials of our drug candidates, including migalastat;

  •
  the cost of manufacturing drug supply for our clinical and preclinical studies, including the significant cost of new ERT cell line development and manufacturing as well as the cost of manufacturing Pompe ERT;

  •
  the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates including those testing the use of pharmacological chaperones co-formulated and co-administered with ERT and for the treatment of LSDs;

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

  Our credit and security agreement with MidCap Funding III, LLC contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect under our credit and security agreement if a mandatory prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.

        Our credit and security agreement with MidCap Funding III, LLC ("MidCap") as administrative agent for the other lenders named therein, pursuant to which we have drawn-down $15.0 million, contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

  •
  incur or assume certain debt;

  •
  merge or consolidate;

  •
  change the nature of our business;

  •
  change our organizational structure or type;

  •
  dispose of certain assets;

  •
  grant liens on our assets

  •
  make certain investments;

  •
  pay dividends; and

  •
  enter into material transactions with affiliates or third parties.

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

        We may not have enough available cash or be able to raise additional funds on satisfactory terms, if at all, through equity or debt financings to make any required mandatory prepayment or repay such indebtedness at the time any such prepayment event or event of default occurs. In such an event, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be materially adversely affected as a result.

  We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders' ownership, increase our debt or cause us to incur significant expense.

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

        We commenced operations in February 2002. Our operations to date have been limited to organizing and staffing our company, acquiring and developing our technology and undertaking preclinical studies and clinical trials of our most advanced product candidates. We have not yet generated any commercial sales for any of our product candidates. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

        In addition, if we are successful in obtaining marketing approval for any of our lead product candidates or if we acquire commercial assets, we will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

  Our business and operations would suffer in the event of computer system failures.

        Despite the implementation of security measures, our internal computer systems, and those of our contract research organizations, contract manufacturing organizations, or CMO, and other third parties on which we rely, we are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruptions or security breach was to result in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Risks Related to the Development and Commercialization of Our Product Candidates

  We depend heavily on the success of our most advanced product candidates. All of our product candidates are still in either preclinical or clinical development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize our most advanced product candidates, including migalastat, or experience significant delays in doing so, our business will be materially harmed.

        We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidates, including migalastat. Our ability to generate product revenue, which may never occur, will depend heavily on the successful development and commercialization of these product candidates, and upon the continuation and success of any collaboration we may enter into. The successful commercialization of our product candidates will depend on several factors, including the following:

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

  •
  obtaining marketing approvals from the FDA and similar regulatory authorities outside the U.S.;

  •
  establishing commercial scale manufacturing arrangements with third party manufacturers whose manufacturing facilities are operated in compliance with cGMP regulations;

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

        Each of the diseases that our lead product candidates are intended to treat is rare and we expect only a subset of the patients with these diseases to be eligible for our clinical trials. We may not be able to initiate or continue clinical trials for each or all of our product candidates if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. For example, the entry criteria for our Phase 3 study in migalastat for Fabry disease to support approval in the United States (Study 011) required that patients must have a genetic mutation that we believe is responsive to migalastat, and may not have received ERT in the past or must have stopped treatment for at least six months prior to enrolling in the study. As a result, enrollment of the study lasted for over two years.

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

  Even if migalastat or any other product candidate that we develop receives marketing approval, we will continue to face extensive regulatory requirements and the product may still face future development and regulatory difficulties.

        Even if marketing approval is obtained, a regulatory authority may still impose significant restrictions on a product's indications, conditions for use, distribution or marketing or impose ongoing requirements for potentially costly post-market surveillance, post-approval studies or clinical trials. For example, any labeling ultimately approved by the FDA for migalastat, if it is approved for marketing, may include restrictions on use, such as limitations on how Fabry disease is defined and diagnosed. In addition, the labeling may include restrictions based upon evidence of specific genetic mutations or symptoms found in patients. Migalastat will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, distribution, promotion, recordkeeping and submission of safety and other post-market information, including adverse events, and any changes to the approved product, product labeling, or manufacturing process. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information, and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug. For products approved under the Accelerated Approval regulations, the FDA has the authority to require clinical studies to confirm the clinical benefit associated with the surrogate endpoint. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and other regulations.

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

        The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product's approved labeling. In particular, any labeling approved by the FDA for migalastat or any of our other product candidates may include restrictions on use. The FDA may impose further requirements or restrictions on the distribution or use of migalastat or any of our other product candidates as part of a REMS plan. If we receive marketing approval for migalastat or any other product candidates, physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines and / or other penalties against companies for alleged improper promotion and has investigated and / or prosecuted several companies in relation to off-label promotion (which is a violation of Federal regulations). The FDA has also requested that certain companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed, curtailed or prohibited.

  The commercial success of any product candidates that we may develop, including migalastat, will depend upon the degree of market acceptance by physicians, patients, third party payors and others in the medical community.

        Any products that we bring to the market, including migalastat , may not gain market acceptance by physicians, patients, third party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

        A number of provisions contained in the Health Care Reform Law may affect us and will likely increase certain of our costs. For example, the new law revised the definition of "average manufacturer price" for reporting purposes and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, which could increase the amount of Medicaid drug rebates to states. Also, beginning in 2013, drug manufacturers will be required to report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members during the preceding calendar year. Under a final rule issued by the Centers for Medicare & Medicaid Services ("CMS"), drug manufacturers must begin to collect the required data on August 1, 2013 and report the data to CMS by March 31, 2014. Failure to submit required information may result in civil monetary penalties. Additionally, the Health Care Reform Law includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or "donut hole." We do not know the full effect that the Health Care Reform Law will have on our commercialization efforts if migalastat, or any other of our drugs, is approved. Although it is too early to determine the effect of the Health Care Reform Law, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

  Governments outside the U.S. tend to impose strict price controls and reimbursement approval policies, which may adversely affect our prospects for generating revenue.

        In some countries, particularly EU countries, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time (6 to 12 months or longer) after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our prospects for generating revenue, if any, could be adversely affected and our business may suffer.

  If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, including migalastat, we may be unable to generate product revenue.

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

        The development and commercialization of new drugs is highly competitive and competition is expected to increase. We face competition with respect to our current product candidates and any products we may seek to develop, acquire or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of lysosomal storage diseases, including Fabry disease. These products include Sanofi Aventis' Fabrazyme® and Shire plc's Replagal®. In addition, Sanofi markets and sells Myozyme® and Lumizyme® for the treatment of Pompe disease. For MPS I, Biomarin Pharmaceutical, Inc. manufactures and supplies Aldurazyme® to Sanofi for global sales and marketing. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties, including

Biomarin Pharmaceutical's BMN-701, an enzyme replacement therapy in Phase 2/3 development for Pompe disease.

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

  Transitioning our business to focus on the commercialization of our products, specifically migalastat, may require increased reliance on third-party relationships to enable this transition, which may have an adverse effect on our business.

        We acquired significant commercial rights to all formulations of migalastat under the Revised Agreement with GSK. If we were to obtain marketing approval for migalastat from the FDA, we will need to continue to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We have not yet demonstrated an ability to obtain marketing approval for or commercialize a product candidate. As a result, we may not be as successful as companies that have previously obtained marketing approval for drug candidates and commercially launched drugs.

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

  Changes to our collaboration with GSK will require us to develop a new source of ERT for a key component of migalastat co-formulated with human recombinant alpha-Gal enzyme.

        Our initial co-formulated product candidate for Fabry Disease that we developed as part of our collaboration with GSK utilized migalastat co-formulated with a proprietary human recombinant alpha-Gal enzyme. We plan to continue development of a co-formulated ERT with migalastat with an internally developed Fabry cell line as a next-generation ERT for Fabry disease.

        The risks involved with developing our own internal cell line are in addition to the risks described above with respect to securing and using third party manufacturers and it could significantly and adversely affect the overall cost of developing the co-formulated product candidate and significantly increase the timelines for development.

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

        We do not independently conduct clinical trials for our product candidates or certain preclinical development activities of our product candidates, such as long-term safety studies in animals. We rely on, or work in conjunction with, third parties, such as contract research organizations, medical institutions and clinical investigators, to perform these functions. For example, we rely heavily on a contract research organization to help us conduct our ongoing Phase 3 clinical trials in migalastat for the treatment of Fabry disease. Our reliance on these third parties for preclinical and clinical development activities reduces our control over these activities. We are responsible for ensuring that each of our preclinical development activities and our clinical trials is conducted in accordance with the applicable general investigational plan and protocols, however, we have no direct control over these researchers or contractors (except by contract), as they are not our employees. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices for conducting, recording and reporting the results of our preclinical development activities and our clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Moreover, these third parties may be bought by other entities or they may go out of business, thereby preventing them from meeting their contractual obligations.

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

        The patents that we have licensed from Mt. Sinai School of Medicine relating to use of migalastat to treat Fabry disease expire in 2018 in the U.S. and 2019 in Europe, Japan, and Canada. In addition to patent protection outside of the U.S., we intend to seek orphan medicinal product designation and to rely on statutory data exclusivity provisions in jurisdictions outside the U.S. where such protections are available, including Europe. The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:

  •
  We do not hold composition of matter patents covering migalastat. Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. For our product candidates for which we do not hold composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method of use patents that we may hold.

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

        We are a party to a license agreement with the Mount Sinai School of Medicine of New York University, pursuant to which we license key intellectual property relating to our lead product candidates. We expect to enter into additional licenses in the future. Under our existing license, we have the right to enforce the licensed patent rights. Our existing license imposes, and we expect that future licenses will impose, various diligences, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

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

        Our product candidates, including migalastat , and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have not obtained regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in preparing, submitting and maintaining the applications necessary to obtain regulatory approvals and expect to rely on third party contract research organizations to assist us in this process.

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

        Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. We obtained orphan drug designations from the FDA for migalastat for the treatment of Fabry disease in February 2004. We also obtained orphan medicinal product designation in the EU for migalastat in May 2006. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for that time period. The applicable period is 7 years in the U.S. and 10 years in Europe. For a drug composed of small molecules, the FDA defines "same drug" as a drug that contains the same active molecule and is intended for the same use. Obtaining orphan drug exclusivity for migalastat may be important to each of the product candidate's success. Even if we obtain orphan drug exclusivity for our products, we may not be able to maintain it. For example, if a competitive product that is the same drug as our product candidate is shown to be clinically superior to our product candidate or if we are unable to supply the market, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been orphan drug exclusivity.

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

        We are highly dependent on John F. Crowley, our Chairman and Chief Executive Officer, Bradley L. Campbell, our President and Chief Operating Officer, William D. Baird, III, our Chief Financial Officer and Jay Barth, M.D., our Chief Medical Officer. These executives each have significant pharmaceutical industry experience. Mr. Crowley is a commissioned officer in the U.S. Navy (Reserve), and he may be called to active duty service at any time. The loss of Mr. Crowley for protracted military duty could materially adversely affect our business. The loss of the services of any of these executives might impede the achievement of our research, development and commercialization objectives and materially adversely affect our business. We do not maintain "key person" insurance on Mr. Crowley or on any of our other executive officers.

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

        For these reasons and others potential purchasers of our common stock should consider an investment in our common stock as risky and invest only if they can withstand a significant loss and wide fluctuations in the market value of their investment.

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

  Our executive officers, directors and principal stockholders maintain the ability to exert significant influence and control over matters submitted to our stockholders for approval.

        Our executive officers, directors and affiliated stockholders beneficially own shares representing approximately 24% of our common stock as of December 31, 2014. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence and control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        We currently lease approximately 73,646 square feet of office and laboratory space in Cranbury, New Jersey and 7,700 square feet of office and laboratory space in San Diego, California under certain lease agreements. The initial term of the Cranbury, New Jersey lease expires February 2019 and may be extended by us for two additional five-year periods. The facility at San Diego, California, was closed as part of the restructuring process in December 2013. The lease for the San Diego, California location expires in September 2016. In May 2014, we entered into a sublease agreement with a tenant for the remainder of our original lease term for the San Diego, California facility. We believe that our current office and laboratory facilities are adequate and suitable for our current and anticipated needs.

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

	High	Low
2014
First Quarter	$3.08	$2.04
Second Quarter	$3.34	$1.82
Third Quarter	$7.47	$3.60
Fourth Quarter	$8.61	$5.39

	High	Low
2013
First Quarter	$4.22	$2.64
Second Quarter	3.47	2.07
Third Quarter	2.83	2.18
Fourth Quarter	2.45	1.97

        The closing price for our common stock as reported by the NASDAQ Global Market on February 24, 2015 was $8.48 per share. As of February 24, 2015, there were 31 holders of record of our common stock.

Dividends

        We have never declared or paid any dividends on our capital stock. We currently intend to retain any future earnings to finance our research and development efforts, the further development of our pharmacological chaperone technology and the expansion of our business. We do not intend to declare or pay cash dividends to our stockholders in the foreseeable future.

Recent Sales of Unregistered Securities

        None

Performance Graph

        The following performance graph compares the cumulative total return on our common stock during the last five fiscal years with the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index during the same period. The graph shows the value at the end of each of the last five fiscal years, of $100 invested in our common stock. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Amicus Therapeutics, Inc.	$100	$118	$87	$68	$59	$210
NASDAQ Composite	$100	$117	$115	$133	$184	$209
NASDAQ Biotechnology	$100	$115	$129	$170	$281	$377

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

        The Company did not purchase any shares of its common stock for the three months ended December 31, 2014.

Item 6.    SELECTED FINANCIAL DATA.
(in thousands except share and per share data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenue:
Research revenue	$1,224	$363	$11,591	$14,794	$—
Collaboration and milestone revenue	—	—	6,820	6,640	922

Total revenue	1,224	363	18,411	21,434	922

Operating expenses:
Research and development	47,624	41,944	50,273	50,856	39,042
General and administrative	20,717	18,893	19,364	19,880	15,660
Changes in fair value of contingent consideration payable	100	—	—	—	—
Restructuring charges	(63)	1,988	—	—	—
Depreciation and amortization	1,547	1,719	1,705	1,585	2,058

Total operating expenses	69,925	64,544	71,342	72,321	56,760

Loss from operations	(68,701)	(64,181)	(52,931)	(50,887)	(55,838)
Other income (expenses):
Interest income	223	174	316	160	156
Interest expense	(1,484)	(46)	(89)	(148)	(260)
Change in fair value of warrant liability	—	908	653	2,764	(1,410)
Other (expense) income	(77)	—	21	70	1,277

Loss before tax benefit	(70,039)	(63,145)	(52,030)	(48,041)	(56,075)
Income tax benefit	1,113	3,512	3,245	3,629	1,139

Net loss	$(68,926)	$(59,633)	$(48,785)	$(44,412)	$(54,936)

Net loss attributable to common stockholders per common share — basic and diluted	$(0.93)	$(1.16)	$(1.07)	$(1.28)	$(1.98)

Weighted-average common shares outstanding — basic and diluted	74,444,157	51,286,059	45,565,217	34,569,642	27,734,797

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$169,139	$82,000	$99,122	$55,702	$107,445
Working capital	134,392	77,817	95,374	47,392	93,458
Total assets	209,967	127,563	110,088	69,795	112,552
Total liabilities	87,789	81,812	40,868	40,203	47,618
Accumulated deficit	(447,448)	(378,522)	(318,889)	(270,104)	(225,692)
Total stockholders' equity	$122,178	$45,751	$69,220	$29,592	$64,934

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of next-generation medicines for a range of rare and orphan diseases, with a focus on improved therapies for lysosomal storage disorders ("LSDs"). Our lead product candidate is a small molecule that can be used as a monotherapy and in combination with enzyme replacement therapy ("ERT") for Fabry disease. Our development programs also include next-generation ERTs for LSDs, including Fabry disease, Pompe disease and Mucopolysaccharidosis Type I ("MPS I"). We believe that our platform technologies and our advanced product pipeline uniquely position us at the forefront of developing therapies for rare and orphan diseases.

Program Status

        Our personalized medicine approach consists of an oral small molecule pharmacological chaperone monotherapy that is designed to bind to and stabilize a patient's own endogenous target protein. Patients with "amenable mutations" may respond based on their genetics. Our Chaperone-Advanced Replacement Therapy, or CHART™, platform combines chaperones with ERTs independent of a patient's own genetics. In each CHART program, a unique pharmacological chaperone is designed to bind to a specific therapeutic (exogenous) enzyme, stabilizing the enzyme in its properly folded and active form. This may allow for enhanced tissue uptake, greater lysosomal activity, more reduction of substrate, and the potential for lower immunogenicity.

        Our Fabry franchise strategy is to develop the pharmacological chaperone migalastat HCl ("migalastat") for all patients with Fabry disease — as a monotherapy for patients with amenable mutations and in combination with ERT for all other patients.

  Migalastat for Fabry Disease as a Monotherapy

        We have completed two Phase 3 global registration studies (Study 011 and Study 012) of migalastat monotherapy and plan to submit marketing applications in 2015. We have reported Phase 3 data in both treatment naïve patients ("Study 011" or "FACETS") and enzyme replacement therapy ("ERT") switch patients ("Study 012" or "ATTRACT"). Positive results from these studies have shown that treatment with migalastat has resulted in reductions in disease substrate, stability of kidney function, reductions in cardiac mass, and improvement in gastrointestinal symptoms in patients with amenable mutations in a validated assay ("GLP HEK assay").

        Study 011 was a 24-month study of Fabry disease patients naïve to or not receiving ERT, which investigated the safety and efficacy of oral migalastat. The study consisted of a 6-month double-blind, placebo-controlled period, a 6-month open-label period, and a 12-month open-label extension phase. Subjects completing Study 011 were eligible to continue treatment with migalastat in a long-term open-label extension ("Study 041"). 67 subjects (24 male) were enrolled. All subjects enrolled in Study 011 had amenable mutations in the clinical trial human embryonic kidney ("HEK") cell-based in vitro assay that was available at study initiation ("clinical trial assay"). Following the completion of enrollment, a GLP-validated HEK assay was developed with a third party to measure the criteria for amenability with more quality control and rigor ("GLP HEK assay"). Approximately 10% of mutations in the HEK database switched categorization between "amenable" and "non-amenable" when moving from the clinical trial assay to the GLP HEK assay. Therefore, there were changes in categorization from amenable to non-amenable in 17 of the 67 patients enrolled in Study 011.

        Study 011 was designed to measure the reduction of the disease substrate (Globotriaosylceramide, or "GL-3") in the interstitial capillaries of the kidney following treatment with oral migalastat (150 mg every other day). The 24-month study began with a 6-month double-blind, placebo-controlled treatment period, after which all patients were treated with migalastat for a 6-month open-label follow-up period, and a subsequent 12-month open-label extension phase. The study also measured clinical outcomes, including renal function, as secondary endpoints.

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

        Following the unblinding of the 6-month data, and while still blinded to the 12-month data, we reported the mean change in GL-3 from the baseline to month 6 as a post-hoc analysis in the subgroup of patients with GLP HEK-amenable mutations. This analysis showed a statistically significant reduction in GL-3 in the migalastat group compared to placebo. The mean change in GL-3 was identified as a more appropriate way to control for the variability in GL-3 levels in Study 011 and to measure the biological effect of migalastat.

        Results from this subgroup analysis further support use of the GLP HEK assay in predicting responsiveness to migalastat. Following a Type C Meeting with the U.S. Food and Drug Administration ("FDA"), we revised the Statistical Analysis Plan to pre-specify the primary analysis at month 12 as the mean change in interstitial capillaries GL-3 in patients with GLP HEK amenable mutations.

        Throughout 2014 and in early 2015 we announced positive 12- and 24-month data from Study 011 and longer-term data from Study 041 in patients with amenable mutations who were naïve to ERT. Top-line data were announced in April 2014 and data was presented to the scientific community at the American Society of Human Genetics (ASHG) in October 2014 and WORLDSymposium™ in February 2015. Highlights were as follows:

  •
  Subjects who switched from placebo to migalastat after month 6 demonstrated a statistically significant reduction in disease substrate, or kidney interstitial capillary GL-3, at month 12 (p=0.013), and a statistically significant reduction of disease substrate in another important biomarker of disease, plasma lyso-Gb3. Subjects who remained on migalastat demonstrated a durable reduction in kidney interstitial capillary GL-3, as well as a durable reduction in lyso-Gb3.

  •
  Kidney function, as measured by estimated glomerular filtration rate (eGFR) and iohexol measured GFR (mGFR), remained stable following 18-24 months of treatment with migalastat in Study 011. Kidney function, as measured by eGFR, continued to remain stable in patients receiving migalastat in Study 011 for at least 18 months and continuing migalastat treatment in Study 041 for an average of 32 months. mGFR was not collected in Study 041.

  •
  Reduction in cardiac mass, as measured by left ventricular mass index (LVMi), was statistically significant following treatment with migalastat for up to 36 months (average of 22 months) in patients in Study 011 and 041.

  •
  There was a significant decrease in diarrhea (unadjusted p=0.03) in patients treated with migalastat versus placebo during the 6-month double-blind phase (Stage 1). After 18-24 months of treatment with migalastat, significant improvements in diarrhea and indigestion were observed in addition to favorable trends in reflux and constipation. Gastrointestinal symptoms were assessed using the Gastrointestinal Symptoms Rating Scale (GSRS), a validated instrument

  •
  Migalastat was generally safe and well-tolerated

        Study 012, our second Phase 3 registration study, is a randomized, open-label 18-month study investigating the safety and efficacy of oral migalastat (150 mg, every other day) compared to standard-of-care infused ERTs (agalsidase beta and agalsidase alfa). The study also includes a 12 month open-label migalastat extension phase. The study enrolled a total of 60 patients (males and females) with Fabry disease and genetic mutations identified as amenable to migalastat monotherapy in the clinical trial assay. Subjects were randomized 1.5:1 to switch to migalastat or remain on ERT. All subjects had been receiving ERT infusions for a minimum of 12 months (at least 3 months at the labeled dose) prior to entering the study. Based on the GLP HEK assay, there were changes in categorization from amenable to non-amenable in 4 of the 60 patients enrolled in Study 012.

        Taking into account scientific advice from European regulatory authorities, the pre-specified co-primary outcome measures of efficacy in Study 012 are the descriptive assessments of comparability of the mean annualized change in mGFR and eGFR for migalastat and ERT. Both mGFR and eGFR are considered important measures of renal function. Success on mGFR and eGFR was prescribed to be measured in two ways: 1) a 50% overlap in the confidence intervals between the migalastat and ERT treatment groups; and 2) whether the mean annualized changes for patients receiving migalastat are within 2.2 mL/min/1.73 m2/yr of patients receiving ERT. We pre-specified that these renal function outcomes would be analyzed in patients with GLP HEK amenable mutations.

        In August 2014, we announced positive 18-month data from the Study 012. Data from Study 012 were also presented to the scientific community at the American Society of Nephrology ("ASN") in November 2014 and WORLDSymposium in February 2015. Highlights were as follows:

  •
  Migalastat had a comparable effect to ERT on patients' kidney function as measured by the change in eGFR and mGFR from baseline to month 18.

  •
  Levels of plasma lyso-Gb3, an important biomarker of disease, remained low and stable in patients with amenable mutations who switched from ERT to migalastat.

  •
  There was a statistically significant decrease in LVMi from baseline to month 18 in patients who switched from ERT to migalastat

  •
  Measures of pain and quality of life from the Brief Pain Inventory ("BPI") and Short Form 36 ("SF36") remained stable when patients switched from ERT to migalastat.

  •
  Migalastat was generally safe and well-tolerated.

        Following a meeting with the European Medicines Agency ("EMA") held in the fourth quarter of 2014, we are on track to submit a marketing application in Europe in mid-2015. We have also scheduled a meeting with the US FDA in the first quarter of 2015 as we work to make migalastat available for all amenable Fabry patients as quickly as possible.

  Migalastat Combination Programs for Fabry Disease

        In support of our Fabry Franchise strategy to develop migalastat in combination with ERT for Fabry patients with non-amenable mutations, we plan to conduct a longer-term Phase 2 Fabry co-administration study in 2015. In parallel, we are internally developing our own Fabry cell line for co-formulation with migalastat as a next-generation ERT for Fabry disease. We previously completed an open-label Phase 2 safety and pharmacokinetics study ("Study 013") that investigated two oral doses of migalastat (150 mg and 450 mg) co-administered with agalsidase beta or agalsidase alfa in males with Fabry disease. Unlike Study 011 and Study 012, patients in Study 013 were not required to have alpha-Gal mutations amenable to chaperone therapy because, when co-administered with ERT, migalastat is designed to bind to and stabilize the exogenous enzyme in the circulation in any patient receiving ERT. Each patient received their current dose and regimen of ERT at one infusion. A single oral dose of migalastat (150 mg or 450 mg) was co-administered two hours prior to the next infusion of the same ERT at the same dose and regimen. Preliminary results from Study 013 showed increased levels of active alpha-Gal A enzyme levels in plasma and skin following co-administration compared to ERT alone.

  Next-Generation ERT for Pompe Disease

        We are leveraging our biologics capabilities and CHART platform to develop a next-generation Pompe ERT. This ERT consists of a uniquely engineered rhGAA enzyme (ATB200) with an optimized carbohydrate structure to enhance uptake, administered in combination with a pharmacological chaperone to improve activity and stability. We acquired ATB200 as well as our enzyme targeting technology through our purchase of Callidus Biopharma.

        In preclinical studies, ATB200 demonstrated greater tissue enzyme levels and further substrate reduction compared to the current approved ERT for Pompe disease (alglucosidase alfa), which were further improved with the addition of a chaperone. Clinical studies of pharmacological chaperones in combination with currently marketed ERTs have established initial human proof-of-concept that a chaperone can stabilize enzyme activity and potentially improve ERT tolerability. In 2013, we completed a Phase 2 safety and pharmacokinetics study ("Study 010") that investigated single ascending oral doses of a pharmacological chaperone co-administered with alglucosidase alfa marketed by Genzyme, in patients with Pompe disease. Each patient received one infusion of ERT alone, and then a single oral dose of the pharmacological chaperone just prior to the next ERT infusion. Results from this study showed an increase in GAA enzyme activity in plasma and muscle when co-administered compared to ERT alone.

        Taken together, these preclinical and clinical results support further development of ATB200 in combination with a pharmacological chaperone as a next-generation Pompe ERT. The initiation of a Phase 1/2 clinical study is expected in the second half of 2015.

Collaborations

  GSK

        In November 2013, we entered into the Revised Agreement (the "Revised Agreement") with GSK, pursuant to which we obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the Expanded Agreement entered into between us and GSK in July 2012 (the" Expanded Collaboration Agreement"). Under the terms of the Revised Agreement, we obtained global commercial rights to migalastat, both as a monotherapy and co-formulated with ERT. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. There was no other consideration paid to GSK as part of the Revised Agreement.

  Biogen

        In September 2013, we entered into a collaboration agreement with Biogen Idec ("Biogen") to discover, develop and commercialize novel small molecules that target the glucocerobrosidase ("GCase") enzyme for the treatment of Parkinson's disease. In September 2014, we concluded our research collaboration with Biogen. Our most advanced Parkinson's candidate is AT3375, which was developed outside the collaboration and is wholly-owned by us.

  Other Potential Alliances and Collaborations

        We continually evaluate other potential collaborations and business development opportunities that would bolster our ability to develop therapies for rare and orphan diseases including licensing agreements and acquisitions of businesses and assets. We believe such opportunities may be important to the advancement of our current product candidate pipeline, the expansion of the development of our current technology, gaining access to new technologies and in our transformation to a commercial biotechnology company.

Acquisition of Callidus Biopharma, Inc.

        In November 2013, we entered into a merger agreement (the "Merger Agreement") with Callidus Biopharma, Inc. ("Callidus"), a privately held biotechnology company. Callidus was engaged in developing a next-generation Pompe ERT and complementary enzyme targeting technologies.

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

Critical Accounting Policies and Significant Judgments and Estimates

        The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following discussion represents our critical accounting policies.

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

        In order to determine the revenue recognition for contingent milestones, we evaluate the contingent milestones using the criteria as provided by the Financial Accounting Standards Board ("FASB") guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that: (i) we determine if the milestone is commensurate with either our performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved.

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

        We have multiple research and development projects ongoing at any one time. We utilize our internal resources, employees and infrastructure across multiple projects. We record and maintain information regarding external, out-of-pocket research and development expenses on a project-specific basis.

        We expense research and development costs as incurred, including payments made to date under our license agreements. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates.

        The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands):

	Years Ended December 31,
	2014	2013	2012
Projects
Third party direct project expenses
Monotherapy Studies
Migalastat (Fabry Disease — Phase 3)	$13,567	$8,977	$14,718
Afegostat tartrate (Gaucher Disease — Phase 2*)	15	80	186
Combination Studies
Fabry CHART (Fabry Disease — Phase 2)	1,050	623	2,689
Pompe CHART (Pompe Disease — Phase 2)	7,478	3,748	2,367
Gaucher CHART (Gaucher Disease — Preclinical)	—	21	—
Neurodegenerative Diseases (Preclinical)	280	144	417

Total third party direct project expenses	22,390	13,593	20,377

Other project costs (1)
Personnel costs	18,366	20,257	21,086
Other costs (2)	6,868	8,094	8,810

Total other project costs	25,234	28,351	29,896

Total research and development costs	$47,624	$41,944	$50,273

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

General and Administrative Expense

        General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology and human resource functions. Other general and administrative expense includes facility related costs not otherwise included in research, and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent related expense and accounting services.

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

        The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended December 31,
	2014	2013	2012
Expected stock price volatility	81.3%	82.0%	77.2%
Risk free interest rate	1.9%	1.3%	0.8%
Expected life of options (years)	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00

Restricted Stock Units

        In April 2014, the Compensation Committee made awards of restricted stock units ("RSUs") to certain employees of the Company. The RSUs were awarded under the Plan are generally subject to graded vesting of 50% of the RSUs on the 13th month anniversary of the grant date and the remaining 50% of the RSUs on the 20th month anniversary of the grant date, in each case, contingent on an employee's continued service on such date. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

        In April 2014, our Board of Director approved the Company's Restricted Stock Unit Deferral Plan (the "Deferred Compensation Plan"), which provides selected employees with an opportunity to defer receipt of RSUs until the first to occur of termination of the employee's employment or a date selected by the employee. Any RSUs deferred under the Deferred Compensation Plan would be fully vested once the original vesting conditions of the RSUs were satisfied.

Warrants

        The warrants issued in connection with the March 2010 registered direct offering were being classified as a liability in the December 2013 and 2012 balance sheets. The fair value of the warrants liability was evaluated at each balance sheet date using the Black-Scholes valuation model. Any changes in the fair value of the warrants liability were recognized in the consolidated statement of operations. The warrants expired on March 2, 2014.

        The warrants issued in connection with our 2013 SPA are classified as equity. As part of the 2013 SPA, a total of 7.5 million common shares and 1.6 million warrants were issued at $2.00 per share, for total cash received of $15 million. The warrants are included in stockholder's equity and were initially measured at fair value of $1.0 million using the Black Scholes valuation model.

Business Combinations

        We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and in-process research and development ("IPR&D"). In connection with the purchase price allocations for acquisitions, we estimate the fair value of contingent acquisition consideration payments utilizing a probability-based income approach inclusive of an estimated discount rate.

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

  •
  fees owed for professional services, and

  •
  unpaid salaries, wages and benefits

Nonqualified Cash Deferral Plan

        In July 2014, our Board of Directors approved the Cash Deferral Plan (the "Deferral Plan"), which provides certain key employees and other service providers as selected by the Compensation Committee, with an opportunity to defer the receipt of such Participant's base salary, bonus and director's fees, as applicable. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code (the "Code").

        As of December 31, 2014, the amounts deferred under the Deferral Plan have not been invested. The investments are expected to be made in the first quarter of fiscal year 2015. All of the investments held in the Deferral Plan will be classified as investments trading securities and recorded at fair value with changes in the investments' fair value recognized as earnings in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liability in our consolidated balance sheets.

Results of Operations

  Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        Revenue.    We recognized reimbursements for research and development costs under the Biogen agreement as Research Revenue. For 2014, we recognized $1.2 million as Research Revenue as compared to $0.4 million in 2013 for reimbursed research and development costs.

        Research and Development Expense.    Research and development expense was $47.6 million in 2014, representing an increase of $5.7 million or 13.6% from $41.9 million in 2013. The increase in research and development costs was primarily due to an increase in contract manufacturing and research costs. Contract research increased by $3.9 million and contract manufacturing by $4.6 million due to timing of studies and changes in research plans for the Fabry CHART and the Pompe CHART programs. The Fabry migalastat program also saw increased spending due to the revised agreement where we were responsible for 100% of the Fabry program costs in 2014 as compared to 40% in 2013. These increases were offset by decreases in personnel costs of $1.9 million, consultants of $0.4 million and savings in facilities costs of $0.5 million.

        General and Administrative Expense.    General and administrative expense was $20.7 million in 2014, an increase of $1.8 million or 9.5% from $18.9 million in 2013. The increase was primarily due to personnel costs of $0.7 million, legal and filing fees of $0.7 million and consulting fees of $0.2 million.

        Changes in Fair Value of Contingent Consideration Payable.    For 2014, we recorded expense of $0.1 million representing an increase in fair value of contingent consideration payable, which was related to the Callidus acquisition.

        Restructuring Charges.    Adjustments to the restructuring liability were $0.1 million in 2014 and were due to the change in fair value of future minimum lease payments. Restructuring charges were $2.0 million in 2013 due to the corporate restructuring implemented in the fourth quarter of 2013. This measure was intended to reduce costs and to align our resources with our key strategic priorities.

        Depreciation and Amortization.    Depreciation and amortization expense was $1.5 million in 2014, representing a decrease of $0.2 million or 11.8% as compared to $1.7 million in 2013. The decrease was mainly due to asset disposals from closure of San Diego office in December 2013.

        Interest Income.    Interest income was $0.2 million in both 2014 and 2013.

        Interest Expense.    Interest expense was $1.5 million in 2014 as compared to $0.05 million in 2013. Interest expense was higher due to the $15 million loan secured in December 2013.

        Change in Fair Value of Warrant Liability.    In connection with the sale of our common stock and warrants from the registered direct offering in March 2010, we recorded the warrants as a liability at their fair value using a Black-Scholes model and remeasured the fair value at each reporting date until the warrants were exercised or expired. Changes in the fair value of the warrant liability were reported in the statements of operations as non-operating income or expense. As these warrants expired in March 2014, for the year ended December 31, 2014, there was no expense or income as compared to an income of $0.9 million related to the decrease in fair value of the warrant liability from the year ended December 31, 2013.

        Other Income/Expense.    Other income/expenses for 2014 included charges of $77 thousand for the increase in the fair value of the success fee payable, which was related to the $15 million secured loan in 2013. There was no other income/expense for 2013.

        Tax Benefit.    During 2014 and 2013, we sold a portion of our New Jersey state net operating loss carry forwards and research and development credits, which resulted in the recognition of $1.1 million and $3.5 million in income tax benefits for the years ended December 31, 2014 and 2013, respectively.

        Net Operating Loss Carry forwards.    As of December 31, 2014, we had federal and state net operating loss carry forwards, or NOLs, of approximately $268.5 million and $235.5 million, respectively. The federal carry forward will expire in 2028 through 2034. Most of the state carry forwards generated prior to 2009 began to expire in 2012 and will continue to expire through 2015. The remaining state carry forwards including those generated from 2009 through 2012 will expire in 2028 through 2034 due to a change in the New Jersey state law regarding the net operating loss carry forward period. Section 382 of the Code contains provisions which limit the amount of NOLs that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. We completed a detailed study of our NOLs and determined that there was an ownership change in excess of 50% and the federal NOLs subject to the 382 limitations were written down to their net realizable value. Additionally, we determined that the annual limitation on the utilization of the pre-ownership change loss will be approximately $3.0 million. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carry forwards.

  Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        Revenue.    For the year ended December 31, 2013, we recognized $0.4 million as Research Revenue for reimbursed research and development costs as a result of our collaboration with Biogen.

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

        In July 2012, we entered into the Expanded Collaboration Agreement with GSK. Due to a change in the accounting for revenue recognition for the Expanded Collaboration Agreement, all revenue recognition was suspended until the total arrangement consideration becomes fixed and determinable. As a result, we no longer recognized any revenue related to Collaboration and Milestone Revenue or Research Revenue as of the date of the Expanded Collaboration Agreement. There was no cash effect of this change in accounting, and there is no scenario where we would have to refund any of its upfront payments, milestone payments, or research reimbursement payments.

        Research and Development Expense.    Research and development expense was $41.9 million in 2013, representing a decrease of $8.4 million or 16.7% from $50.3 million in 2012. The variance was primarily attributable to an $8.1 million decrease in contract research, partially offset by manufacturing increases of $1.8 million. The decreases were mainly driven by a $7.8 million decrease in the Fabry migalastat study and the increase was from $1.0 million in the Pompe CHART study. Other decreases were in personnel costs of $0.8 million and license fees of $0.4 million.

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

        Interest Income    Interest income was $0.2 million in 2013, a decrease of $0.1 million or 33% from $0.3 million in 2012. The decrease in interest income was due to the overall lower average cash and investment balances in 2013, compared to 2012.

        Interest Expense.    Interest expense was $0.05 million in 2013, a decrease of $0.04 million or 44% from $0.09 million in 2012. The decrease was due to a lower outstanding debt balance for most of 2013, prior to the secured loan obtained in December 2013.

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

Liquidity and Capital Resources

  Sources of Liquidity

        In November 2014, we sold a total of 15.9 million shares of our common stock at a public offering price of $6.50 per share. The offering generated gross proceeds of $103.5 million. After deducting the underwriting fee of $6.2 million and other offering expenses of $0.1 million, which included legal fees, the net proceeds of the offering were approximately $97.2 million. We expect to use the net proceeds of the offering for investment in the global commercialization infrastructure for migalastat monotherapy for Fabry disease, the continued clinical development of its product candidates and for other general corporate purposes.

        In March 2014, we entered into a Sales Agreement with Cowen and Company, LLC ("Cowen") to create an at-the-market ("ATM") equity program under which we would from time to time offer and sell shares of our common stock having an aggregate offering price of up to $40 million ("ATM Shares") through Cowen. Upon delivery of a placement notice and subject to the terms and conditions of the ATM agreement, Cowen used its commercially reasonable efforts to sell the ATM Shares, based upon our instructions. Cowen was entitled to a commission at a fixed commission rate of up to 3.0% of the gross proceeds per ATM Share sold. Sales of the ATM Shares under the Agreement were made in transactions that were deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers' transactions, including on The NASDAQ Global Market, at market prices or as otherwise agreed with Cowen. We began the sales of ATM Shares in May 2014 and sold 14.3 million shares of common stock resulting in net proceeds of $38.6 million, which included Cowen's commission of $1.1 million and legal fees of $0.3 million. All sales under the ATM equity program have been completed.

        As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $317.6 million of gross proceeds from our stock offerings, $130.0 million from investments by collaborators and non-refundable license fees from those collaborations.

        In December 2013, we entered into a credit and security agreement with a lending syndicate which provided an aggregate of $25 million credit available. We drew $15 million of the aggregate principal amount in December 2013 and did not draw the additional $10 million that was available through the end of the fourth quarter of 2014.

        As of December 31, 2014, we had cash and cash equivalents and marketable securities of $169.1 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.

  Net Cash Used in Operating Activities

        Net cash used in operations for the year ended December 31, 2014 was $51.7 million due primarily to the net loss for the year ended December 31, 2014 of $68.9 million and the change in operating assets and liabilities of $9.4 million. The change in operating assets and liabilities consisted of a decrease in receivables from collaboration agreements of $1.1 million; a decrease of $2.3 million in prepaid assets primarily related to a receivable from the 2013 sale of state net operating loss carry forwards, or NOLs; and an increase in accounts payable and accrued expenses of $6.2 million, mainly related to program expenses.

        Net cash used in operations for the year ended December 31, 2013 was $45.8 million due primarily to the net loss for the year ended December 31, 2013 of $59.6 million and the change in operating assets and liabilities of $4.8 million. The change in operating assets and liabilities consisted of a decrease in receivables from collaboration agreements of $2.1 million; an increase of $2.9 million in prepaid assets primarily related to a receivable from the 2013 sale of state net operating loss carry forwards, or NOLs; an increase in deferred reimbursements of $6.3 million due to the deferral of all revenue as a result of the Expanded Collaboration Agreement with GSK; and a decrease in accounts payable and accrued expenses of $0.7 million, mainly related to program expenses.

  Net Cash Used in and Provided by Investing Activities

        Net cash used in investing activities for the year ended December 31, 2014 was $107.1 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash used in investing activities reflects $162.8 million for the purchase of marketable securities, $0.2 million for the acquisition of property and equipment, partially offset by $55.9 million for the sale and redemption of marketable securities.

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

  Net Cash Provided by Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2014 was $139.2 million and reflects $135.8 million in proceeds from the issuance of common stock and $3.7 million from exercise of stock options, partially offset by $0.3 million on payment on our secured loan agreement.

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

  •
  the cost of manufacturing drug supply for our clinical and preclinical studies, including the significant cost of new ERT cell line development and manufacturing as well as the cost of manufacturing Pompe ERT;

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

        We do not anticipate that we will generate revenue from commercial sales until at least 2016, if at all. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into 2017.

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

        Under the Revised Agreement, GSK is eligible to receive post-approval and sales-based milestones, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. for migalastat. In addition, because we reacquired worldwide rights to migalastat, we are no longer eligible to receive any milestones or royalties we would have been eligible to receive under the Original Collaboration Agreement. We will owe royalties to Mt. Sinai School of Medicine ("MSSM") in addition to those owed to GSK.

        To date, we have not made any royalty payments on sales of our products.

  Contractual Obligations

        The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2014 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating lease obligations	$7,916	$2,033	$3,808	$2,075	$—
Debt obligations	15,450	4,035	11,415	—	—

Total fixed contractual obligations (1)	$23,366	$6,068	$15,223	$2,075	$—

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

        In December 2013, we entered into a credit and security agreement with a lending syndicate consisting of MidCap Funding III, LLC, Oxford Finance LLC, and Silicon Valley Bank which provides an aggregate of $25 million (the "Term Loan"). We drew $15 million of the aggregate principal amount of the Term Loan at the end of December 2013 (the "First Tranche") and did not draw on the additional $10 million, which was available to us through December 2014 (the "Second Tranche"). The principal outstanding balance of the First Tranche bears interest at a rate per annum fixed at 8.5%. We made interest-only payments on the Term Loan beginning January 1, 2014 and will continue through April 1, 2015, after which we will repay the aggregate principal outstanding balance of the Term Loan in 33 equal monthly installments of principal, plus accrued interest at the applicable rate. The Term Loan matures on December 27, 2017. The Term Loan contains customary terms and conditions which we have at all times been in compliance with throughout the duration of the Term Loan. We also recorded payments made and a contingent payable to the lenders at December 31, 2014. These payments include a debt facility fee of $0.1 million which was paid on the date of the First Tranche, $0.4 million exit fee that will be payable upon repayment of the term loan and $0.3 million representing the fair value of a contingent payment of up to $0.4 million related to a success fee payable within six months of trigger event, with the trigger event being regulatory acceptance of NDA or MAA submission. This is effective five years from the closing of the Term Loan. The success fee payable to the lender was probability adjusted and discounted utilizing an appropriate discount rate. We have included in the debt obligations of the contractual obligations above, the principal payments and the exit fees that we are contractually obligated to pay.

        In April 2014, we entered into a revised employment agreement with our chairman and chief executive officer, John F. Crowley replacing his June 2011 employment agreement. The new agreement provides for an annual base salary, a cash bonus of up to 60% of base salary, and monthly payments up to an annual maximum of $0.8 million in 2014 for out of pocket medical expenses, and the corresponding tax gross-up payments. The remaining terms of the revised employment agreement are substantially similar to Mr. Crowley's prior employment agreement. The revised agreement will continue for successive one-year terms until either party provides written notice of termination to the other in accordance with the terms of the agreement.

        We currently lease laboratory and office space in Cranbury, New Jersey. The initial term of the lease, which commenced in March 2012, runs for seven years and may be extended for two additional five-year periods. The facility at San Diego, California, was closed as part of the restructuring process in December 2013, but we will continue to make payments until lease expires in September 2016. In May 2014, we entered into a sublease agreement with a tenant for the remainder of our original lease term for the San Diego, California facility.

        We have entered into agreements with clinical research organizations and other outside contractors who are partially responsible for conducting and monitoring our clinical trials for our drug candidates including migalastat . These contractual obligations are not reflected in the table above because we may terminate them without penalty.

        We have no other lines of credit or other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. We cannot assure you that additional debt or equity financing will be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of December 31, 2014 and 2013.

Recent Accounting Pronouncements

        In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in ASU 2014-17 provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The ASU is effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. We are currently assessing the impact that this standard will have on our consolidated financial statements.

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

        In June 2014, the FASB issued ASU 2014-10 that removes the definition of development stage entity from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. We applied the ASU effective from the financial statements as of June 30, 2014.

        In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for us at the beginning of its 2017 fiscal year; early adoption is not permitted. We are currently assessing the impact that this standard will have on its consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. At December 31, 2014, we held $169.1 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income. As December 31, 2014, our cash, cash equivalents and available for sale securities were all due on demand or within one year. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

        The management of Amicus Therapeutics, Inc. has prepared, and is responsible for the Company's consolidated financial statements and related footnotes. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP").

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

        We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

        The effectiveness of the Company's internal control over the financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report. This report appears on the following page.

Dated March 3, 2015

/s/ JOHN F. CROWLEY Chairman and Chief Executive Officer	/s/ WILLIAM D. BAIRD III Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Amicus Therapeutics, Inc.

        We have audited Amicus Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the "COSO criteria"). Amicus Therapeutics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on consolidated financial statements and internal control over financial reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Amicus Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amicus Therapeutics, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of Amicus Therapeutics, Inc., and our report dated March 3, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 3, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Amicus Therapeutics, Inc.

        We have audited the accompanying consolidated balance sheets of Amicus Therapeutics, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amicus Therapeutics, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amicus Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 3, 2015

Amicus Therapeutics, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$24,074	$43,640
Investments in marketable securities	127,601	38,360
Receivable due from collaboration agreements	—	1,083
Prepaid expenses and other current assets	2,902	5,195

Total current assets	154,577	88,278
Investments in marketable securities	17,464	—
Property and equipment, less accumulated depreciation and amortization of $11,520 and $9,973 at December 31, 2014 and 2013, respectively	2,811	4,120
In-process research & development	23,000	23,000
Goodwill	11,613	11,613
Other non-current assets	502	552

Total Assets	$209,967	$127,563

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$16,345	$10,162
Current portion of secured loan	3,840	299

Total current liabilities	20,185	10,461
Deferred reimbursements	36,620	36,677
Secured loan, less current portion	10,510	14,174
Contingent consideration payable	10,700	10,600
Deferred tax liability	9,186	9,186
Other non-current liability	588	714
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value, 125,000,000 shares authorized, 95,556,277 shares issued and outstanding at December 31, 2014 61,975,416 shares issued and outstanding at December 31, 2013,	1,015	679
Additional paid-in capital	568,743	423,593
Accumulated other comprehensive income	(132)	1
Accumulated deficit	(447,448)	(378,522)

Total stockholders' equity	122,178	45,751

Total Liabilities and Stockholders' Equity	$209,967	$127,563

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenue:
Research revenue	$1,224	$363	$11,591
Collaboration and milestone revenue	—	—	6,820

Total revenue	1,224	363	18,411

Operating Expenses:
Research and development	47,624	41,944	50,273
General and administrative	20,717	18,893	19,364
Changes in fair value of contingent consideration payable	100	—	—
Restructuring charges	(63)	1,988	—
Depreciation and amortization	1,547	1,719	1,705

Total operating expenses	69,925	64,544	71,342

Loss from operations	(68,701)	(64,181)	(52,931)
Other income (expenses):
Interest income	223	174	316
Interest expense	(1,484)	(46)	(89)
Change in fair value of warrant liability	—	908	653
Other (expense)/income	(77)	—	21

Loss before income tax benefit	(70,039)	(63,145)	(52,030)
Income tax benefit	1,113	3,512	3,245

Net loss attributable to common stockholders	$(68,926)	$(59,633)	$(48,785)

Net loss attributable to common stockholders per common share — basic and diluted	$(0.93)	$(1.16)	$(1.07)

Weighted-average common shares outstanding — basic and diluted	74,444,157	51,286,059	45,565,217

Amicus Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(68,926)	$(59,633)	$(48,785)
Other comprehensive income/(loss):
Unrealized (loss)/ gain on available-for-sale securities	(133)	(13)	10

Other comprehensive (loss)/income before income taxes	(133)	(13)	10
Provision for income taxes related to other comprehensive (loss)/income items (a)	—	—	—

Other comprehensive (loss)/income	$(133)	$(13)	$10

Comprehensive loss	$(69,059)	$(59,646)	$(48,775)

(a)
— Taxes have not been accrued on unrealized gain on securities as the Company is in a loss position for all periods presented.

Amicus Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders' Equity
For the Years ended December 31, 2012, 2013 and 2014
(in thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Other Comprehensive Gain/ (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2011	34,654,206	$407	$299,285	$4	$(270,104)	$29,592
Stock issued from exercise of stock options, net	436,952	4	1,626	—	—	1,630
Stock issued from exercise of warrants	90,933	1	386	—	—	387
Stock issued from collaboration agreement	2,949,581	29	18,111	—	—	18,140
Stock issued from public offering	11,500,000	115	61,940	—	—	62,055
Stock-based compensation	—	—	6,191	—	—	6,191
Unrealized holding gain on available-for-sale securities	—	—	—	10	—	10
Net loss	—	—	—	—	(48,785)	(48,785)

Balance at December 31, 2012	49,631,672	$556	$387,539	$14	$(318,889)	$69,220

Stock and warrants issued in financing	7,500,000	75	14,925	—	—	15,000
Stock issued for Callidus acquisition	4,843,744	48	14,952	—	—	15,000
Stock-based compensation	—	—	6,177	—	—	6,177
Unrealized holding loss on available-for-sale securities	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(59,633)	(59,633)

Balance at December 31, 2013	61,975,416	$679	$423,593	$1	$(378,522)	$45,751

Stock issued from exercise of stock options, net	965,544	10	3,663	—	—	3,673
Stock issued for Callidus acquisition	2,359,593	24	(24)	—	—	—
Stock issued from public offering	15,927,500	159	97,010	—	—	97,169
Stock issued from ATM transactions	14,328,224	143	38,493	—	—	38,636
Stock-based compensation	—	—	6,008	—	—	6,008
Unrealized holding loss on available-for-sale securities	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	(68,926)	(68,926)

Balance at December 31, 2014	95,556,277	$1,015	$568,743	$(132)	$(447,448)	$122,178

Amicus Therapeutics, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(68,926)	$(59,633)	$(48,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	277	—	—
Depreciation and amortization	1,547	1,719	1,705
Stock-based compensation	6,008	6,177	6,191
Restructuring charges	(63)	1,988	—
Change in fair value of warrant liability	—	(908)	(653)
Non-cash changes in the fair value of contingent consideration payable	100	—	—
Loss on disposal of asset	—	—	28
Changes in operating assets and liabilities:
Receivable due from collaboration agreements	1,083	2,142	1,818
Prepaid expenses and other current assets	2,293	(2,925)	3,633
Other non-current assets	26	—	267
Account payable and accrued expenses	6,169	(613)	(863)
Non-current liabilities	(126)	—	—
Deferred reimbursements	(57)	6,259	2,915

Net cash used in operating activities	(51,669)	(45,794)	(33,744)
Investing activities
Sale and redemption of marketable securities	55,914	83,337	83,352
Purchases of marketable securities	(162,752)	(56,559)	(118,459)
Purchases of property and equipment	(238)	(695)	(4,324)

Net cash (used in)/ provided by investing activities	(107,076)	26,083	(39,431)
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	135,805	15,000	80,195
Payments of secured loan agreement	(299)	(398)	(1,342)
Payments related to deferred financing	—	(110)	—
Proceeds from exercise of stock options	3,673	—	1,630
Proceeds from secured loan agreement	—	14,888	995

Net cash provided by financing activities	139,179	29,380	81,478

Net (decrease)/ increase in cash and cash equivalents	(19,566)	9,669	8,303
Cash and cash equivalents at beginning of year/ period	43,640	33,971	25,668

Cash and cash equivalents at end of year/period	$24,074	$43,640	$33,971

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,186	$30	$84
Non-cash activities
Conversion of warrants to common stock	$—	$—	$386

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements

1. Description of Business

  Corporate Information, Status of Operations, and Management Plans

        Amicus Therapeutics, Inc. (the "Company") was incorporated on February 4, 2002 in Delaware and is a biopharmaceutical company focused on the discovery, development and commercialization of next-generation medicines for a range of rare and orphan diseases, with a focus on improved therapies for lysosomal storage diseases ("LSDs"). The Company's lead product candidate is a small molecule that can be used as a monotherapy and in combination with enzyme replacement therapy ("ERT") for Fabry disease. The Company's development programs also include next-generation ERTs for LSDs, including Fabry disease, Pompe disease and Mucopolysaccharoidosis Type I (MPS I). The Company's activities since inception have consisted principally of raising capital, establishing facilities, and performing research and development.

        Throughout 2014 and in early 2015 we announced positive 12- and 24-months results from Study 011 and longer-term data from Study 041 in patients with amenable mutations who were naïve to ERT. Following a meeting with the European Medicines Agency ("EMA") held in the fourth quarter of 2014, the Company is on track to submit a marketing application in Europe in mid-2015. The Company has also scheduled a meeting with the US FDA in the first quarter of 2015 as it works to make migalastat available for all amenable Fabry patients as quickly as possible.

        In November 2014, the Company issued a total of 15.9 million shares through public offering at a price of $6.50 per share, with net proceeds of $97.2 million. The Company expects to use the net proceeds of the offering for investment in the global commercialization infrastructure for migalastat monotherapy for Fabry disease, the continued clinical development of its product candidates and for other general corporate purposes.

        In July 2014, the Company completed a $40 million at the market ("ATM") equity offering under which the Company sold shares of its common stock, par value $0.01 per share, with Cowen and Company LLC as sales agent. Under the ATM equity program, the Company sold 14.3 million shares of common stock raising approximately $38.6 million in net proceeds. For further information on the ATM Agreement, see "— Note 9. Stockholder's Equity".

        In November 2013, the Company completed the acquisition of Callidus Biopharma, Inc. ("Callidus"). Callidus was a privately-held biologics company focused on developing best-in-class ERTs for lysosomal storage diseases LSDs. Callidus lead ERT is a recombinant human acid-alpha glucosidase (rhGAA, called "ATB200") for Pompe disease in late preclinical development. For further information, see "— Note 3. Acquisition of Callidus Biopharma, Inc."

        In November 2013, the Company entered into the Revised Agreement (the "Revised Agreement") with GlaxoSmithKline plc ("GSK"), pursuant to which Amicus has obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the Expanded Agreement entered into between Amicus and GSK in July 2012 (the "Expanded Collaboration Agreement"). Under the terms of the Revised Agreement, Amicus obtained global commercial rights to migalastat, both as a monotherapy and co-formulated with ERT. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. There was no other consideration paid to GSK as part of the Revised Agreement.

        In November 2013, the Company entered into a securities purchase agreement (the "2013 SPA") with GSK and certain entities controlled by Redmile Group, LLC for the private placement of a

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

combination of shares of the Company's common stock and warrants to purchase shares of the Company's common stock. The warrants have a term of one year and are exercisable between July 1, 2014 and June 30, 2015 at an exercise price of $2.50 per share. The aggregate offer proceeds were $15 million. In October 2014, GSK sold all their shares and no longer have an ownership position in the Company as of December 31, 2014.

        In September 2013, the Company entered into a collaboration agreement with Biogen Idec ("Biogen") to discover, develop and commercialize novel small molecules that target the glucocerobrosidase ("GCase") enzyme for the treatment of Parkinson's disease. In September 2014, the Company and Biogen concluded their research collaboration. Amicus' most advanced Parkinson's candidate is AT3375, which was developed outside the collaboration and is wholly-owned by Amicus. For further information, see "— Note 15. Collaborative Agreements."

        The Company had an accumulated deficit of approximately $447.4 million at December 31, 2014 and anticipates incurring losses through the fiscal year ending December 31, 2015 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from its initial public offering ("IPO") and subsequent stock offerings, payments from partners during the terms of the collaboration agreements and other financing arrangements. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into 2017.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S.GAAP") and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented.

  Consolidation

        The financial statements include the accounts of Amicus Therapeutics, Inc. and its wholly owned subsidiaries, Amicus Therapeutics UK Limited and Callidus Biopharma, Inc. All significant intercompany transactions and balances are eliminated in consolidation. These subsidiaries are not material to the overall financial statements of the Company.

  Use of Estimates

        The preparation of financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Cash, Money Market Funds, and Marketable Securities

        The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition, to be cash equivalents.

        Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

Company's balance sheet. Unrealized holding gains and losses are reported within comprehensive income/ (loss) in the statements of comprehensive loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations or other observable inputs. See "— Note 6. Cash, Money Market Funds and Marketable Securities", for a summary of available-for-sale securities as of December 31, 2014 and 2013.

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

        The Company's current revenue recognition policies, provide that, when a collaboration arrangement contains multiple deliverables, such as license and research and development services, the

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

Company allocates revenue to each separate unit of accounting based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) its vendor specific objective evidence ("VSOE") if available, (ii) third party evidence ("TPE") if VSOE is not available, or (iii) best estimated selling price ("BESP") if neither VSOE nor TPE is available. The Company would establish the VSOE of selling price using the price charged for a deliverable when sold separately. The TPE of selling price would be established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The BESP would be established considering internal factors such as an internal pricing analysis or an income approach using a discounted cash flow model.

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

        In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards ("FASB") guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that (i) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from the Company's activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

  Nonqualified Cash Deferral Plan

        In July 2014, the Board of Directors approved the Company's Cash Deferral Plan (the "Deferral Plan"), which provides certain key employees and members of the Board of Directors as selected by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee"), with an opportunity to defer the receipt of such Participant's base salary, bonus and director's fees, as applicable. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code (the "Code").

        As of December 31, 2014, the amounts deferred under the Deferral Plan have not been invested. The investments are expected to be made in the first quarter of fiscal year 2015. All of the investments held in the Deferral Plan will be classified as trading securities and recorded at fair value with changes in the investments' fair value recognized as earnings in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liability in our consolidated balance sheets.

  Equity Incentive Plan

        In June 2014, our stockholders approved the Amended and Restated 2007 Equity Incentive Plan (the "Plan"). The amendment to the Plan makes an additional 6.0 million shares of our common stock available for issuance and increases the maximum number of shares within the Plan that may be issued as restricted stock, restricted stock units ("RSUs"), stock grants and any other similar awards from 1.1 million to 1.5 million shares. As of December 31, 2014, awards issued under the Plan include both stock options and RSUs.

  Stock-Based Compensation

        At December 31, 2014, the Company had three stock-based employee compensation plans, which are described more fully in "— Note 9. Stockholders' Equity." The Company applies the fair value method of measuring stock-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

  Loss per Common Share

        The Company calculates net loss per share as a measurement of the Company's performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period. The Company had a net loss for all periods presented; accordingly, the inclusion of common stock

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

options, unvested restricted stock units ("RSUs") and warrants would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same. See "— Note 19. Earnings per Share" for further discussion on net loss per share.

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

  Business Combinations

        The Company allocates the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and in-process research and development ("IPR&D"). In connection with the purchase price allocations for acquisitions, the Company estimates the fair value of contingent payments utilizing a probability-based income approach inclusive of an estimated discount rate.

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

  Intangible Assets and Goodwill

        The Company records goodwill in a business combination when the total consideration exceeds the fair value of the net tangible and identifiable intangible assets acquired. Purchased IPR&D is accounted for as an indefinite lived intangible asset until the underlying project is completed, at which point the intangible asset will be accounted for as a definite lived intangible asset, or abandoned, at which point the intangible asset will be written off or partially impaired. Goodwill and indefinite lived intangible assets are assessed annually for impairment and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

  Restructuring

        Restructuring charges are recognized as a result of actions to streamline operations and rationalize manufacturing facilities. Judgment is used when estimating the impact of restructuring plans, including future termination benefits and other exit costs to be incurred when the actions take place. Actual results could vary from these estimates.

  Recent Accounting Pronouncements

        In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting which provides an acquired entity with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The ASU is effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial state.

        In June 2014, the FASB issued ASU 2014-10 that removes the definition of development stage entity from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company has applied the ASU to its financial statements as of June 30, 2014.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

3. Acquisition of Callidus Biopharma, Inc.

        In November 2013, the Company acquired Callidus, through the merger of the Company's subsidiary, CB Acquisition Corp. with and into Callidus (see "— Note 1. Description of Business"). Callidus was a privately-held biologics company focused on developing best-in-class ERTs for LSDs and its lead ERT is ATB200 for Pompe disease in late preclinical development. The acquisition of the Callidus assets and technology compliments Amicus' CHART™ platform for the development of next generation ERTs.

        In consideration for the merger, the Company agreed to issue an aggregate of 7.2 million shares of its common stock, par value $0.01 per share, to the former stockholders of Callidus. As of December 31, 2014, approximately 25 thousand shares remain issuable to former Callidus stockholders. In addition, the Company will be obligated to make additional payments to the former stockholders of Callidus upon the achievement by Callidus of certain clinical milestones of up to $35 million and regulatory approval milestones of up to $105 million as set forth in the Merger Agreement, provided that the aggregate consideration shall not exceed $130 million. The Company may, at its election, satisfy certain milestone payments identified in the Merger Agreement aggregating $40 million in shares of its Common Stock (calculated based on a price per share equal to the average of the last closing bid price per share for the Common Stock on The NASDAQ Global Market for the ten (10) trading days immediately preceding the date of payment). The milestone payments not permitted to be satisfied in Common Stock (as well as any payments that the Company is permitted to, but chooses not to, satisfy in Common Stock), as a result of the terms of the Merger Agreement, the rules of The NASDAQ Global Market, or otherwise, will be paid in cash.

        The fair value of the contingent acquisition consideration payments on the acquisition date was $10.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions included a discount rate of 13.0% and various probability factors. As of December 31, 2014, the range of outcomes and assumptions used to develop these estimates has changed to better reflect the probability of certain milestone outcomes. (see "— Note 10. Assets and Liabilities Measured at Fair Value", for additional discussion regarding fair value measurements of the contingent acquisition consideration payable). The Company determined the fair value of the contingent consideration to be $10.7 million at December 31, 2014, resulting in an increase in the contingent consideration payable and related income of $0.1 million for the year ended December 31, 2014.

Amicus Therapeutics, Inc.

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

	Years Ended December 31,
Unaudited Pro Forma Consolidated Information:	2013	2012
(in thousands)
Revenue	$363	$18,411
Net income (loss)	$(61,804)	$(49,807)

4. Goodwill

        In connection with the acquisition of Callidus as discussed in "— Note 3. Acquisition of Callidus Biopharma, Inc.", the Company recognized goodwill of $11.6 million. Goodwill is assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. During the 2014 impairment assessment, it was determined that the goodwill had not been impaired thus there were no changes to the goodwill balance in 2014.

5. Intangible Assets

        In connection with the acquisition of Callidus as discussed in "— Note 3. Acquisition of Callidus Biopharma, Inc.", the Company recognized IPR&D of $23.0 million. Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis on October 1 and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts. During the 2014 impairment assessment, it was determined that the IPR&D had not been impaired thus there was no change in the IPR&D balance in 2014.

6. Cash, Money Market Funds and Marketable Securities

        As of December 31, 2014, the Company held $24.1 million in cash and cash equivalents and $145.1 million of available-for-sale securities which are reported at fair value on the Company's balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/ (loss) in the statements of comprehensive loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.

        Consistent with the Company's investment policy, the Company does not use derivative financial instruments in its investment portfolio. The Company regularly invests excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated as many of these securities are either government backed or of the highest credit rating. Investments that have original maturities of greater than 3 months but less than

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

1 year are classified as short-term and investments with maturities that are greater than 1 year are classified as long-term.

        Cash and available for sale securities consisted of the following as of December 31, 2014 and December 31, 2013 (in thousands):

	As of December 31, 2014
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$24,074	$—	$—	$24,074
Corporate debt securities, current portion	115,862	—	(110)	115,752
Corporate debt securities, non-current portion	17,508	—	(44)	17,464
Commercial paper	11,477	22	—	11,499
Certificate of deposit	350	—	—	350

	$169,271	$22	$(154)	$169,139

Included in cash and cash equivalents	$24,074	$—	$—	$24,074
Included in marketable securities	145,197	22	(154)	145,065

Total cash and marketable securities	$169,271	$22	$(154)	$169,139

	As of December 31, 2013
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$43,640	$—	$—	$43,640
Corporate debt securities	30,817	1	(6)	30,812
Commercial paper	7,192	6	—	7,198
Certificate of deposit	350	—	—	350

	$81,999	$7	$(6)	$82,000

Included in cash and cash equivalents	$43,640	$—	$—	$43,640
Included in marketable securities	38,359	7	(6)	38,360

Total cash and marketable securities	$81,999	$7	$(6)	$82,000

        Unrealized gains and losses are reported as a component of other comprehensive gain/ (loss) in the statements of comprehensive loss. For the year ended December 31, 2014 and 2013, unrealized holding loss of $132 thousand and $13 thousand respectively, were included in the statements of comprehensive loss.

        For the years ended December 31, 2014 and 2013, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.

        Unrealized loss positions in the available for sale securities as of December 31, 2014 and December 31, 2013 reflect temporary impairments that have been in a loss position for less than twelve months and as such are recognized in other comprehensive gain/ (loss). The fair value of these available for sale securities in unrealized loss positions was $129.2 million and $23.6 million as of December 31, 2014 and 2013, respectively.

        The Company holds available-for-sale investment securities which are reported at fair value on the Company's balance sheet. Unrealized holding gains and losses are reported within accumulated other

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

comprehensive income ("AOCI") in the statements of comprehensive loss. The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the years ended December 31, 2014 and 2013, were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning	$1	$14	$4
Current period changes in fair value,	(133)	(13)	10
Reclassification of earnings,	—	—	—

Balance, ending	$(132)	$1	$14

7. Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Property and equipment consist of the following:
Computer equipment	$3,555	$3,537
Computer software	1,102	1,064
Research equipment	5,986	5,918
Furniture and fixtures	1,547	1,527
Leasehold improvements	2,141	2,047

	14,331	14,093
Less accumulated depreciation and amortization	(11,520)	(9,973)

	$2,811	$4,120

        Depreciation and amortization expense was $1.5 million and $1.7 million each for the years ended December 31, 2014 and 2013, respectively. There were no capital lease obligations outstanding as of December 31, 2014.

8. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Accounts payable	$5,874	$2,146
Accrued professional fees	473	498
Accrued contract manufacturing & contract research costs	3,321	1,499
Accrued compensation and benefits	5,051	4,781
Accrued facility costs	557	963
Contingent success fee payable	341	—
Accrued other	728	275

	$16,345	$10,162

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        Other long-term liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Exit fees	$450	$450
Success fees	—	264
Employee compensation and benefits	124	—
Security deposits	14	—

	$588	$714

9. Stockholders' Equity

  Common Stock and Warrants

        As of December 31, 2014, the Company was authorized to issue 125 million shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.

        In November 2014, we sold a total of 15.9 million shares of our common stock, par value $0.01 per share, at a public offering price of $6.50 per share. The offering generated gross proceeds of $103.5 million. J.P. Morgan Securities LLC acted as sole book-running manager for the offering. Cowen and Company, LLC, Leerink Partners and Janney Montgomery Scott LLC acted as lead managers for the offering. After deducting the underwriting fee of $6.2 million and other offering expenses of $0.1 million, which included legal fees, the net proceeds of the offering were approximately $97.2 million. We expect to use the net proceeds of the offering for investment in the global commercialization infrastructure for migalastat monotherapy for Fabry disease, the continued clinical development of its product candidates and for other general corporate purposes.

        In March 2014, the Company entered into the Sales Agreement with Cowen to create an ATM equity program under which the Company sold shares of its common stock, par value $0.01 per share, with an aggregate offering price of up to $40 million ("ATM Shares") through Cowen. Upon delivery of a placement notice and subject to the terms and conditions of the ATM agreement, Cowen used its commercially reasonable efforts to sell the ATM Shares, based upon the Company's instructions. The Company had provided Cowen with customary indemnification rights, and Cowen was entitled to a commission at a fixed commission rate of up to 3.0% of the gross proceeds per Share sold. Sales of the ATM Shares under the Sales Agreement were to be made in transactions that were deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on The NASDAQ Global Market, at market prices or as otherwise agreed with Cowen. The Company began the sale of ATM Shares in May 2014. The Company sold 14.3 million shares of common stock resulting in net proceeds of $38.6 million, which included Cowen's commission of $1.1 million and other fees of $0.3 million. The Company completed all sales under the ATM equity program in July 2014.

        In November 2013, the Company entered into the 2013 SPA with GSK and certain entities controlled by Redmile Group, LLC for the private placement of a combination of shares of common stock (the "Shares") and warrants (the "Warrants") to purchase shares of the common stock (collectively, the "Units"). Each of the investors was one of the Company's stockholders prior to consummation of these transactions. The Shares and the Units sold to the investors were offered and

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

sold in reliance on exemptions from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act based on the nature of such investors and certain representations made to the Company. Pursuant to the 2013 SPA, Amicus agreed to issue 1.5 million Shares at $2.00 per Share to GSK and 6 million Units at $2.00 per Unit to Redmile Group, with each Unit consisting of one Share and .267 Warrants resulting in an aggregate of 6 million Shares and 1.6 million Warrants underlying the Units to be issued. Each Warrant is exercisable between July 1, 2014 and June 30, 2015 with an exercise price of $2.50, subject to certain adjustments. The Company received total proceeds of $15 million for general corporate and working capital purposes as a result of the private placement and the transaction closed in November 2013. In October 2014, GSK sold all their shares and no longer have an ownership position in the Company as of December 31, 2014.

        The Company evaluated the warrants against current accounting guidance and determined that these warrants should be accounted as a component of equity. As such, these warrants are valued at issuance date using the Black Scholes valuation model using inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The six inputs used to determine the value of the warrants were: (1) the closing price of Amicus stock on the day of evaluation of $2.12; (2) the exercise price of the warrants of $2.50; (3) the remaining term of the warrants of 1 year; (4) the volatility of Amicus' stock for the one year term of 93.5%; (5) the annual rate of dividends of 0%; and (6) the riskless rate of return of 0.12%. The annual rate of dividends is based on the Company's historical practice of not granting dividends. The resulting Black Scholes value of the warrants was $1.0 million.

        In November 2013, in connection with its acquisition of Callidus, the Company agreed to issue an aggregate of 7.2 million shares of its common stock, par value $0.01 per share, to the former stockholders of Callidus. As of December 31, 2014, approximately 25 thousand shares remain issuable to former Callidus stockholders.

  Nonqualified Cash Deferral Plan

        In July 2014, the Board of Directors approved the Company's Deferral Plan, which provides certain key employees and members of the Board of Directors as selected by the Compensation Committee, with an opportunity to defer the receipt of such Participant's base salary, bonus and director's fees, as applicable. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Code.

        As of December 31, 2014, the amounts deferred under the Deferral Plan have not been invested. The investments are expected to be made in the first quarter of fiscal year 2015. Deferred compensation as of December 31, 2014 totaled approximately $0.1 million and is included in other long-term liabilities within the accompanying consolidated balance sheets. All of the investments held in the Deferral Plan will be classified as trading securities and recorded at fair value with changes in the investments' fair value recognized in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liability in the Company's consolidated balance sheets.

  Stock Option Plans

        In June 2014, the Company's stockholders approved the Amended and Restated 2007 Equity Incentive Plan (the "Plan"). The amendment to the Plan makes an additional 6 million shares of the Company's common stock available for issuance and increases the maximum number of shares within the Plan that may be issued as restricted stock, RSUs, stock grants and any other similar awards from

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

1.1 million to 1.5 million shares. As of December 31, 2014, awards issued under the Plan include both stock options and RSUs.

        In May 2007, the Company's Board of Directors and stockholders approved the Company's 2007 Director Option Plan (the "2007 Director Plan"). The Plan provides for the granting of restricted stock and options to purchase common stock in the Company to employees, advisors and consultants at a price to be determined by the Company's board of directors. The Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company's business. The 2007 Director Plan is intended to promote the recruiting and retention of highly qualified eligible directors and strengthen the commonality of interest between directors and stockholders by encouraging ownership of common stock of the Company. Under the provisions of each plan, no option will have a term in excess of 10 years.

        The Board of Directors, or its committee, is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. Options granted pursuant to the Plan generally vest 25% on the first year anniversary date of grant plus an additional 1/48th for each month thereafter and may be exercised in whole or in part for 100% of the shares vested at any time after the date of grant. Options under the 2007 Director Plan may be granted to new directors upon joining the Board and vest in the same manner as options under the Plan. In addition, options are automatically granted to all directors at each annual meeting of stockholders and vest on the date of the annual meeting of stockholders of the Company in the year following the year during which the options were granted.

        As of December 31, 2014, the Company has reserved up to 6,595,880 shares for issuance under the Plan and the 2007 Director Plan.

  Stock Option Grants

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

        The Company uses the Black-Scholes option pricing model when estimating the fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted average of historical information of the Company's stock and the weighted average of historical information of similar public entities for which historical information was available. The Company will continue to use a blended weighted average approach using its own historical volatility and other similar public entity volatility information until the Company's historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined using the "simplified" method of estimating the expected exercise term which is the mid-point between the vesting date and the end of the contractual term. As the Company's stock price volatility has been over 75% and it has experienced significant business transactions, the Company does not have sufficient reliable exercise data in order to justify a change in the use of the "simplified" method of estimating the expected exercise term of employee stock option grants. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended December 31,
	2014	2013	2012
Expected stock price volatility	81.3%	82.0%	77.2%
Risk free interest rate	1.9%	1.3%	0.8%
Expected life of options (years)	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00

        The weighted average grant-date fair value per share of options granted during 2014, 2013 and 2012 were $2.12, $2.14 and $3.31, respectively.

        The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2011	6,653.5	$6.87
Granted	2,846.6	$5.34
Exercised	(437.0)	$3.73
Forfeited	(1,088.9)	$7.95

Options outstanding, December 31, 2012	7,974.2	$6.35
Granted	2,481.8	$3.04
Exercised	—	—
Forfeited	(1,414.9)	$5.01

Options outstanding, December 31, 2013	9,041.1	$5.65
Granted	2,993.1	$2.99
Exercised	(965.6)	$3.80
Forfeited	(1,047.9)	$5.76

Options outstanding, December 31, 2014	10,020.7	$5.02	6.8 years	$36.9

Vested and unvested expected to vest, December 31, 2014	9,441.0	$5.13	6.7 years	$34.0
Exercisable at December 31, 2014	5,447.9	$6.45	5.2 years	$14.0

        The aggregate intrinsic value of options exercised during the years ended December 31, 2014 and 2012 was $2.8 million and $0.9 million, respectively. There were no options exercised during the year ended December 31, 2013. As of December 31, 2014, the total unrecognized compensation cost related to non-vested stock options granted was $7.7 million and is expected to be recognized over a weighted average period of 2.3 years. Cash proceeds from stock options exercised during the years ended December 31, 2014 and 2012 were $3.7 million and $1.6 million respectively.

  Restricted Stock Units

        In April 2014, the Compensation Committee made awards of RSUs to certain employees of the Company. The RSUs awarded under the Plan are generally subject to graded vesting of 50% of the RSUs on the 13th month anniversary of the grant date and the remaining 50% of the RSUs on the

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

20th month anniversary of the grant date, in each case, contingent on such employee's continued service on such date.

        RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

        A summary of non-vested RSU activity under the Plan for the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2013	—	$—
Granted	975	$2.28
Vested	—	$—
Forfeited	(20)	$2.15

Non-vested units as of December 31,2014	955	$2.28	0.74	$5.8

        For the year ended December 31, 2014, there were no RSUs that vested and all non-vested units are expected to vest over their normal term. As of December 31, 2014, there was $1.1 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of 0.74 years.

        In April 2014, the Board of Directors approved the Company's Restricted Stock Unit Deferral Plan ("the Deferred Compensation Plan"), which provides selected employees with an opportunity to defer receipt of RSUs until the first to occur of termination of the employee's employment or a date selected by the employee. Any RSUs deferred under the Deferred Compensation Plan would be fully vested once the original vesting conditions of the RSU were satisfied.

  Compensation Expense Related to Equity Awards

        The following table summarizes the stock-based compensation expense recognized in the statements of operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock compensation expense recognized in:
Research and development expense	$2,703	$3,583	$3,603
General and administrative expense	3,305	2,594	2,588

Total stock compensation expense	$6,008	$6,177	$6,191

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

  Cash, Money Market Funds and Marketable Securities

        The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2014. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2014.

  Secured Debt

        As disclosed in "— Note 16. Short Term Borrowings and Long Term Debt", the Company has a new loan and security agreement with MidCap Financial, Oxford Finance and Silicon Valley Bank, in addition to an earlier existing loan with Silicon Valley Bank. The carrying amount of the Company's borrowings approximates fair value at December 31, 2014. The Company's secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

        In connection with the Term Loan, as disclosed in "— Note 16. Short Term Borrowings and Long Term Debt", the Company recorded a contingent liability of approximately $0.3 million representing the fair value of a contingent payment of up to $0.4 million related to a success fee payable within six months of trigger event, with the trigger event being regulatory acceptance of NDA or MAA submission. This is effective 5 years from the closing of the Term Loan. The success fee payable to the lender was probability adjusted and discounted utilizing an appropriate discount rate and hence classified as Level 3.

  Contingent Consideration Payable

        The contingent consideration payable resulted from acquisition of Callidus, as discussed in "— Note 3. Acquisition of Callidus Biopharma, Inc." Our most recent valuation was determined using a probability-based income approach utilizing a discounted rate of 11.5%, which is a measure of the credit risk associated with settling the liability. For 2014 compared to 2013, the net increase in the fair value of this obligation was primarily due to the elapse of time of when the contingent consideration could be paid. Some of the more significant assumptions used in the valuation include (i) the probability and timing related to the achievement of certain developmental milestones and (ii) and the discount rate. The contingent consideration is revalued each reporting period. There is no assurance that any of the conditions for the milestone payments will be met.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The contingent consideration payable has been classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the various inputs to the valuation approach the estimated fair value could be significantly higher or lower than the fair value the Company determined. The Company may be required to record losses in future periods.

        A summary of the fair value of the Company's assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2014 are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/money market funds	$24,074	$—	$24,074
Commercial paper	—	11,499	11,499
Corporate debt securities	—	133,216	133,216
Certificate of deposit	—	350	350

	$24,074	$145,065	$169,139

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$14,350	$—	$14,350
Contingent success fee payable	—	—	341	341
Contingent consideration payable	—	—	10,700	10,700

	$—	$14,350	$11,041	$25,391

        A summary of the fair value of the Company's assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2013 are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/money market funds	$43,640	$—	$43,640
Commercial paper	—	7,198	7,198
Corporate debt securities	—	30,812	30,812
Certificate of deposit	—	350	350

	$43,640	$38,360	$82,000

	Level 1	Level 2	Level 3	Total
Liabilities:
Secured debt	$—	$14,473	$—	$14,473
Contingent success fee payable	—	—	264	264
Contingent consideration payable	—	—	10,600	10,600

	$—	$14,473	10,864	25,337

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The change in the fair value of Level 3 liabilities at December 31, 2014 was an increase of $0.2 million due to the increase in fair value of contingent consideration payable of $0.1 million and contingent success fee payable of $77 thousand. The change in the fair value of Level 3 liabilities at December 31, 2013 was an increase of $10.0 million due to the addition of contingent consideration payable of $10.6 million and contingent success fee payable of $0.3 million, offset by the decrease in the fair value of the warrant liability of $0.9 million.

11. 401(k) Plan

        The Company has a 401(k) plan (the "401(k) Plan") covering all eligible employees and provides for a company match of up to 5% of salary and bonus paid during the year. In 2013, the Company changed the vesting policy whereby the match vests immediately upon enrollment. The Company's total contribution to the 401(k) Plan was $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

12. Leases

  Operating Leases

        The Company leases approximately 73,646 square feet of laboratory and office space in Cranbury, New Jersey. The lease will expire in March 2019 and may be extended by the Company for two additional five-year periods. The Company also has a lease for its laboratory and office space in San Diego, CA, which will expire in September 2016. The San Diego, CA, location was closed as of December 31, 2013, however lease payments will continue to be made until end of lease term. See "— Note 17. Restructuring Charges" for more information. Rent expenses for the Company's facilities are recognized over the term of the lease. The Company recognizes rent starting when possession of the facility is taken from the landlord. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent liability. Tenant leasehold improvement allowances are reflected in accrued expenses on the consolidated balance sheets and are amortized as a reduction to rent expense in the statement of operations over the term of the lease.

        At December 31, 2014, aggregate annual future minimum lease payments, net of income from subleases, under these leases are as follows:

(in thousands)	2015	2016	2017	2018	2019 and beyond	Total
Minimum lease payments	$2,033	$2,039	$1,769	$1,778	$297	$7,916
Less: income from sublease	(210)	(180)	—	—	—	(390)

Net minimum lease payments	$1,823	$1,859	$1,769	$1,778	$297	$7,526

        Rent expense for the years ended December 31, 2014, 2013 and 2012 were $2.4 million, $2.6 million and $2.6 million respectively.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

13. Income Taxes

        In June 2006, the FASB issued a single model to address accounting for uncertainty in tax positions. The model clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures required. The Company adopted the FASB requirements as of January 1, 2007 and determined that it did not have a material impact on the Company's financial position and results of operations. The Company did not recognize interest or penalties related to income tax during the period ended December 31, 2014 and did not accrue for interest or penalties as of December 31, 2014. The Company does not have an accrual for uncertain tax positions as of December 31, 2014. Tax returns for all years 2008 and thereafter are subject to future examination by tax authorities.

        Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	For Years Ended December 31,
	2014	2013
Current deferred tax asset
Non-cash stock issue	$8,990	$8,172
Others	2,023	1,343

	$11,013	9,515
Non-current deferred tax assets
Amortization/depreciation	2,910	3,068
Research tax credit	14,288	13,680
Net operating loss carry forwards	105,274	79,984
Deferred revenue	14,626	14,649
Others	324	682

Gross deferred tax assets	148,435	121,578
Deferred tax liability related to business acquisition	(9,186)	(9,186)

Total net deferred tax asset	139,249	112,392
Less valuation allowance	(148,435)	(121,578)

Net deferred tax assets (liability)	$(9,186)	$(9,186)

        The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2013, and 2014, the Company recorded valuation allowances of $121.6 million and $148.4 million, respectively, representing an increase in the valuation allowance of $26.3 million in 2013 and an increase of $26.8 million in 2014, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years.

        As of December 31, 2014, the Company had federal and state net operating loss carry forwards ("NOLs") of approximately $268.5 million and $235.5 million, respectively. The federal carry forward

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

will expire in 2028 through 2034. Most of the state carry forwards generated prior to 2009 began to expire in 2012 and will continue to expire through 2015. The remaining state carry forwards including those generated in 2009 through 2012 will expire in 2029 through 2034 due to a change in the New Jersey state law regarding the net operating loss carry forward period. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Code as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past, and could occur again in the future As a result of these ownership changes, Section 382 places an annual limitation on the amount of NOLs that can be utilized to offset future taxable income each year, which is based on the value of the company at the change date. This limitation could result in expiration of those carry forwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. The Company completed a detailed study of its cumulative ownership changes for 2014 and determined that there was an ownership change in excess of 50% in October of 2014. Based on the value of the Company at the change date, the limitation amount is estimated to be sufficient to permit the utilization of up to approximately $397 million over the next 20 years, which exceeds the total of the Company's NOLs through December 31, 2014. Therefore, there was no need to write down the gross amount of the deferred tax asset related to the Company's federal NOLs. A tax benefit of $0.2 million associated with the exercise of stock options will be recorded in additional paid-in capital when the associated net operating loss is recognized.

        A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2012, 2013 and 2014 are as follows:

	Years Ended December 31,
	2014	2013	2012
Statutory rate	(34)%	(34)%	(34)%
State taxes, net of federal benefit	(4)	(5)	(3)
Permanent adjustments	1	(1)	(1)
R&D credit	(4)	(3)	(8)
Other	1	—	1
Valuation allowance	38	37	38

Net	(2)%	(6)%	(6)%

        The Company recognized a tax benefit of $3.2 million, $3.5 million and $1.1 million in connection with the sale of net operating losses and research and development credits in the New Jersey Transfer Program for the years ended December 31, 2012, 2013 and 2014, respectively.

14. Licenses

        The Company acquired rights to develop and commercialize its product candidates through licenses granted by various parties. The following summarizes the Company's material rights and obligations under those licenses:

        GSK — For discussion of the royalties and milestone payments potentially due to GSK, see "— Note 15. Collaborative Agreements."

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        Mt. Sinai School of Medicine of New York University ("MSSM") — The Company acquired exclusive worldwide patent rights to develop and commercialize migalastat and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with MSSM. This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2019, subject to any patent term extension that may be granted, or 2024 if the Company develops a product for combination therapy (pharmacological chaperone plus ERT) and a patent issues from the pending application covering combination therapy, subject to any patent term extension that may be granted. Under this agreement, to date the Company has paid no upfront or annual license fees and has no milestone or future payments other than royalties on net sales. In 2008, the Company amended and restated its license agreement with MSSM which consolidated previous amendments into a single agreement, clarified the portion of royalties and milestone payments the Company received from collaboration agreements that were payable to MSSM, and provided the Company with the sole right to control the prosecution of patent rights described in the amended and restated license agreement. Payments to MSSM are classified as research and development expenses in the Company's financial statements.

        Under its license agreements, if the Company owes royalties on net sales for one of its products to more than one of the above licensors, then it has the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For migalastat, the Company will owe royalties only to MSSM and will owe no milestone payments.

        The Company's rights with respect to these agreements to develop and commercialize migalastat may terminate, in whole or in part, if the Company fails to meet certain development or commercialization requirements or if the Company does not meet its obligations to make royalty payments.

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

        In evaluating the impact of both the Expanded Collaboration Agreement and the Revised Agreement, the Company applied the accounting guidance regarding the impact of potential future payments it may make in its role as a vendor (i.e., Amicus) to its customer (i.e., GSK) and evaluated if these potential future payments could be a reduction of revenue from GSK. If the potential future payments to GSK are as follows:

  •
  a payment for an identifiable benefit, and

  •
  the identifiable benefit is separable from the existing relationship between the Company and GSK, and

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

        Accordingly, the Company did not believe that, for accounting purposes, the new U.S. licensing rights to migalastat obtained from GSK under the Expanded Collaboration Agreement, nor the ex U.S. licensing rights to migalastat obtained from GSK under the Revised Agreement, represented a separate, identifiable benefit from the licenses in the Original Collaboration Agreement entered into between Amicus and GSK in 2010. The contingent amounts payable to GSK were not sufficiently separable from GSK's original license and the research and development reimbursements such that Amicus could not have entered into a similar exchange transaction with another party. Additionally, the Company cannot reasonably estimate the fair value of the worldwide licensing rights to migalastat.

        The Company determined that the potential future payments to GSK would be treated as a reduction of revenue and that the total amount of revenue to be received under the arrangement is no longer fixed or determinable as the contingent milestone payments are subject to significant uncertainty.

        As a result, the Company no longer recognized any of the upfront license fees and premiums on the equity purchase from GSK until such time as the arrangement consideration becomes fixed or determinable, because an indeterminable amount may ultimately be payable back to GSK. These amounts (the balance of the unrecognized upfront license fee and the premium on the equity purchases) are classified as deferred reimbursements on the balance sheet.

        The recognition of Research Revenue was also affected by the determination that the overall total arrangement consideration was no longer fixed and determinable, despite the fact that the research activities continued and that the research expense reimbursements by GSK to Amicus were received as the research activities related to the reimbursement had been completed. Therefore the research reimbursements from GSK were recorded as deferred reimbursements on the balance sheet and would not recognized until the total arrangement consideration becomes fixed and determinable.

        As a result, all revenue recognition was suspended until the total arrangement consideration would become fixed and determinable. In addition, future milestone payments made by the Company will be applied against the balance of this deferred reimbursements account. In the third quarter of 2013, the Company paid GSK a pass-through milestone payment of $0.8 million in connection with the development of the Co-formulated product. This payment was reflected as a reduction of the deferred reimbursements in the Consolidated Balance Sheet as of December 31, 2013.

        Revenue recognition for research expense reimbursements, the original upfront license fee, and the equity premiums will resume once the total arrangement consideration becomes fixed and determinable which will occur when the balance of the deferred reimbursements account is sufficient to cover all the remaining contingent milestone payments.

  Biogen

        In September 2013, the Company entered into a license and collaboration agreement (the "Biogen Agreement") with Biogen to discover, develop and commercialize novel small molecules for the treatment of Parkinson's disease. Under terms of the multi-year agreement, the Company and Biogen

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

will collaborate in the discovery of a new class of small molecules that target the GCase enzyme, for further development and commercialization by Biogen. Biogen was responsible for funding all discovery, development, and commercialization activities. In addition the Company was reimbursed for all full-time employees working on the project as part of a cost sharing arrangement. The Company was also eligible to receive development and regulatory milestones, as well as modest royalties in global net sales.

        In accordance with the revenue recognition guidance related to reimbursement of research and development expenses, the Company identified all deliverables at the inception of the agreement. As the Company has not commenced its planned principal operations (i.e. selling commercial products) the Company is only performing development of its compounds, and therefore, development activities are part of the Company's ongoing central operations. Additionally, the Company has the following accounting policies:

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

        As of December 31, 2014, the Company recognized $1.2 million in Research Revenue for work performed under the cost sharing arrangement of the Biogen Agreement.

        The Company evaluated the contingent milestones included in the Biogen Agreement at the inception of the Biogen Agreement and determined that the contingent milestones are substantive milestones and would be recognized as revenue in the period that the milestone was achieved. The Company determined that the research based milestones are commensurate with the enhanced value of each delivered item as a result of the Company's specific performance to achieve the milestones. The research based milestones would relate to past performances when achieved and are reasonable relative to the other payment terms within the Biogen Agreement, including the cost sharing arrangement.

        In September 2014, the Company and Biogen concluded their research collaboration. The Company's most advanced Parkinson's candidate is AT3375, which was developed outside the collaboration and is wholly-owned by the Company.

16. Short-Term Borrowings and Long-Term Debt

        In December 2013, the Company entered into a credit and security agreement with a lending syndicate consisting of MidCap Funding III, LLC, Oxford Finance LLC, and Silicon Valley Bank ("SVB") which provides an aggregate of $25 million (the "Term Loan"). The Company drew $15 million of the aggregate principal amount of the Term Loan at the end of December 2013 (the "First Tranche") and did not draw the additional $10 million that was available through the end of the fourth quarter of 2014. The principal outstanding balance of the First Tranche bears interest at a rate per annum fixed at 8.5%. The Company made interest-only payments on the Term Loan beginning January 1, 2014 and will continue through April 1, 2015, after which the Company will repay the aggregate principal outstanding balance of the Term Loan in 33 equal monthly installments of principal, plus accrued interest at the applicable rate. The Term Loan matures on December 27, 2017. At December 31, 2014, the total principal amount due under the Term Loan was $15 million.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        In connection with the Term Loan, the Company recorded a debt discount of $0.8 million at December 31, 2013 which consists of payments to be made and a contingent payable to the lenders. These payments include a debt facility fee of $0.1 million which was paid on the date of the First Tranche, $0.4 million exit fee that will be payable upon repayment of the term loan and $0.3 million representing the fair value of a contingent payment of up to $0.4 million related to a success fee payable within six months of trigger event, with the trigger event being regulatory acceptance of NDA or MAA submission. This is effective 5 years from the closing of the Term Loan. The success fee payable to the lender was probability adjusted and discounted utilizing an appropriate discount rate and is shown as a current liability on the Company's consolidated balance sheet.

        In February 2012, the Company borrowed approximately $1.0 million from a loan and security agreement (the "2011 Loan Agreement") with SVB which was to be repaid over the following 2.5 years. The 2011 Loan Agreement contains financial covenants and the Company has at all times been in compliance with these covenants. As of December 31, 2014, the 2011 Loan Agreement has been fully repaid and there is no amount currently due.

        The carrying amount of the Company's borrowings approximates fair value at December 31, 2014.

        The remaining future minimum payments of principal due as of December 31, 2014 are as follows (in thousands):

Years ending December 31:
2015	$4,035
2016	5,444
2017	5,521
2018	—
2019 and beyond	—

Total principal obligation	15,000
Less short-term portion, net of short term debt discount of $195	(3,840)

Long-term portion	11,160
Less debt discount	(650)

Long term portion, net of debt discount	$10,510

17. Restructuring Charges

        In November 2013, the Company announced a work-force reduction of approximately 14 percent, or 15 employees, as a part of a corporate restructuring. This measure was intended to reduce costs and to align the Company's resources with its key strategic priorities.

        In December 2013, the Company initiated and completed a facilities consolidation effort, closing one of its leased locations in San Diego, CA. The Company recorded a total charge of $2.0 million during the fourth quarter of 2013 which included $1.2 million for employment termination costs payable and a facilities consolidation charge of $0.8 million consisting of lease payments of $0.7 million related to the net present value of the net future minimum lease payments at the cease-use date and the write-down of the net book value of the fixed assets in the vacated building of $0.1 million. At December 31, 2014, all of the restructuring charges related to employment termination costs were paid.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The following table summarizes the restructuring charges and utilization for the year ended December 31, 2014 (in thousands):

	Balance as of December 31, 2013	Charges	Cash Payments	Adjustments	Balance as of December 31, 2014
Employment termination costs	$1,139	$—	$(1,139)	$—	$—
Facilities consolidation	703	—	(357)	(63)	283

Total	$1,842	$—	$(1,496)	$(63)	$283

        The lease charges will be paid over the remaining lease term which expires in September 2016.

18. Subsequent Events

        The Company evaluated events that occurred subsequent to December 31, 2014 and there were no material recognized or non-recognized subsequent events during this period.

19. Earnings per Share

        The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share (in thousands except share amounts):

	Years Ended December 31,
	2014	2013	2012
Historical
Numerator:
Net loss attributable to common stockholders	$(68,926)	$(59,633)	$(48,785)

Denominator:
Weighted average common shares outstanding — basic and diluted	74,444,157	51,286,059	45,565,217

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

	Year ended December 31,
	2014	2013	2012
Options to purchase common stock	10,021	9,041	7,974
Outstanding warrants, convertible to common stock	1,600	3,004	1,405
Unvested restricted stock units	955	—	—

Total number of potentially issuable shares	12,576	12,045	9,379

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

20. Selected Quarterly Financial Data (Unaudited — in thousands except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2014
Net loss	$(15,943)	$(14,614)	$(17,149)	$(21,220)
Basic and diluted net loss per common share (1)	(0.25)	(0.22)	(0.22)	(0.24)
2013
Net loss	$(17,458)	$(15,349)	$(14,589)	$(12,237)
Basic and diluted net loss per common share (1)	(0.35)	(0.31)	(0.29)	(0.22)

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

        The information required by this item is incorporated by reference from the Proxy Statement under the caption "Management," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Proposal No. 1 — Election of Directors."

        We have adopted a Code of Business Ethics and Conduct for Employees, Executive Officers and Directors that applies to our employees, officers and directors and incorporate guidelines designed to deter wrongdoing and to promote the honest and ethical conduct and compliance with applicable laws and regulations. In addition, the code of ethics incorporates our guidelines pertaining to topics such as conflicts of interest and workplace behavior. We have posted the text of our code on our website at www.amicusrx.com in connection with "Investors/Corporate Governance" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date the waiver on our website in the future.

Item 11.    EXECUTIVE COMPENSATION.

        The information required by this item is incorporated by reference from the Proxy Statement under the caption "Compensation Discussion and Analysis."

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

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this item is incorporated by reference from the Proxy Statement.

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

        3.     Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
2.1	Agreement and Plan of Merger, dated November 19, 2013, by and among Amicus Therapeutics, Inc., CB Acquisition Corp., Callidus BioPharma, Inc, and Cuong Do	Form 8-K	2/12/2014	2.1
3.1	Restated Certificate of Incorporation of the Registrant.	Form 10-K Annual Report	2/28/12	3.1
3.2	Restated By-laws of the Registrant.	S-1/A (333-141700)	4/27/07	3.4
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1 (333-141700)	3/30/07	4.1
4.2	Third Amended and Restated Investor Rights Agreement, dated as of September 13, 2006, as amended	S-1 (333-141700)	3/30/07	4.3
10.1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333-141700)	4/27/07	10.1
+10.2	Amended and Restated License Agreement, dated October, 31, 2008, by and between the Registrant and Mount Sinai School of Medicine of New York University	Form 10-K	2/6/09	10.3
+10.3	License Agreement, dated as of June 26, 2003, by and between the Registrant and University of Maryland, Baltimore County, as amended	S-1 (333-141700)	3/30/07	10.4
+10.4	Exclusive License Agreement, dated as of June 8, 2005, by and between the Registrant and Novo Nordisk, A/S	S-1 (333-141700)	3/30/07	10.5

		Incorporated by Reference to SEC Filing
Exhibit No.					Filed with this Form 10-K
	Filed Exhibit Description	Form	Date	Exhibit No.
10.5	Letter Agreement, dated as of December 19, 2005, by and between the Registrant and David Lockhart, Ph.D.	S-1 (333-141700)	3/30/07	10.10
10.6	Form of Director and Officer Indemnification Agreement	S-1 (333-141700)	3/30/07	10.17
10.7	Amended and Restated 2007 Director Option Plan and form of option agreement	Form 8-K Current Report	6/8/10	10.2
10.8	2007 Employee Stock Purchase Plan	S-1/A (333-141700)	5/17/07	10.24
10.9	Lease Agreement dated as of September 11, 2008 by and between the Registrant and A/G Touchstone, TP, LLC.	Form 8-K	9/15/08	10.1
+10.10	First Amendment to lease dated April 15, 2011 by and between the Registrant and AG Touchstone, TP, LLC	Form 10-K	2/28/12	10.13
10.11	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and David Lockhart, Ph.D.	Form 8-K	12/31/08	10.4
10.12	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and John R. Kirk	Form 10-K	2/6/09	10.29
10.13	Summary Management Bonus Program	Form 10-K	3/3/14	10.19
10.14	Letter Agreement, dated as of May 10, 2010 by and between the Registrant and Ken Valenzano	Form 10-K	3/4/11	10.32
10.15	Letter Agreement, dated as of January 3, 2011 by and between the Registrant and Kenneth Peist	Form 10-K	3/4/11	10.33
10.16	Letter Agreement, dated as of January 3, 2011 by and between the Registrant and Enrique Dilone	Form 10-K	3/4/11	10.34
10.17	Lease Agreement dated August 16, 2011 between the Registrant and Cedar Brook 3 Corporate Center, L.P.	Form 8-K	8/16/11	10.1

		Incorporated by Reference to SEC Filing
Exhibit No.					Filed with this Form 10-K
	Filed Exhibit Description	Form	Date	Exhibit No.
10.18	Letter Agreement dated April 18, 2013 between Amicus Therapeutics, Inc. and David J. Lockhart	Form 8-K	4/24/13	10.4
10.19	Second Amendment to Lease Agreement dated as of May 16, 2013 by and between Amicus Therapeutics, Inc and A/G Touchstone, TP, LLC.	Form 8-K	5/22/13	10.1
10.20	Letter Agreement, dated as of June 5, 2013 by and between the Registrant and Jeffrey P. Castelli	Form 10-Q	8/7/13	10.6
10.21	Letter Agreement, dated as of June 5, 2013 by and between the Registrant and Jayne Gershkowitz	Form 10-Q	8/7/13	10.7
10.22	Letter Agreement, dated November 20, 2013 by and among the Company and the purchasers identified therein	Form 8-K	11/20/13	10.1
10.23	Form of Warrant issued on November 20, 2013	Form 8-K	11/20/13	10.2
10.24	Credit and Security Agreement, by and between MidCap Funding III, LLC, as administrative agent, the Lenders listed in the Credit Facility Schedule thereto, Amicus Therapeutics Inc., and Callidus Biopharma, Inc., dated as of December 27, 2013	Form 8-K	12/30/13	10.1
10.25	Separation Agreement, by and between Amicus Therapeutics, Inc and Dr. David J. Lockhart, dated as of January 3, 2014	Form 8-K	1/8/14	10.1
+10.26	Second Restated Agreement, dated November 19, 2013 by and between Amicus Therapeutics, Inc. and Glaxo Group Limited	Form 10-K	3/3/14	10.46
10.27	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	7/2/14	10.1
10.28	Amendment No.1 to the Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/16/14	10.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
10.29	Employment Agreement dated April 23, 2014, between Amicus Therapeutics, Inc. and John F. Crowley	Form 8-K	4/25/14	10.1
10.30	Employment Agreement dated April 23, 2014, between Amicus Therapeutics, Inc. and William D. Baird, III	Form 8-K	4/25/14	10.2
10.31	Employment Agreement dated April 23, 2014, between Amicus Therapeutics, Inc. and Bradley L. Campbell	Form 8-K	4/25/14	10.3
10.32	Employment Agreement dated April 23, 2014, between Amicus Therapeutics, Inc. and Jay Barth, M.D.	Form 10-Q	5/5/14	10.6
10.33	Letter Agreement dated April 24, 2014, between Amicus Therapeutics, Inc. and Julie Yu	Form 10-Q	5/5/14	10.7
10.34	Letter Agreement dated April 30, 2014, between Amicus Therapeutics, Inc. and Daphne Quimi	Form 10-Q	5/5/14	10.8
10.35	Amended and Restated 2007 Equity Incentive Plan	Form 8-K	6/23/14	10.1
10.36	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	7/2/14	10.1
10.37	Employment Agreement dated November 16, 2013 between Amicus Therapeutics and Hung Do	Form 10-Q	8/7/14	10.3
10.38	Letter Agreement dated June 28, 2014 between Amicus Therapeutics and Dipal Doshi	Form 10-Q	8/7/14	10.4
10.39	Amendment No. 1 to the Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/16/14	10.1
21	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X

Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
101

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.

X

+
Confidential treated has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2015.

AMICUS THERAPEUTICS, INC. (Registrant)
By:	/s/ John F. Crowley John F. Crowley Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Crowley (John F. Crowley)	Chairman and Chief Executive Officer (Principal Executive Officer)	March 3, 2015
/s/ William D. Baird III (William D. Baird III)	Chief Financial Officer (Principal Financial Officer)	March 3, 2015
/s/ Daphne Quimi (Daphne Quimi)	Vice President, Finance and Controller (Principal Accounting Officer)	March 3, 2015
/s/ Sol J. Barer, Ph.D. (Sol J. Barer, Ph.D.)	Director	March 3, 2015
/s/ Robert Essner (Robert Essner)	Director	March 3, 2015
/s/ Donald J. Hayden (Donald J. Hayden)	Director	March 3, 2015
/s/ Ted W. Love, M.D. (Ted W. Love, M.D.)	Director	March 3, 2015

Signature	Title	Date

/s/ Margaret G. McGlynn, R.Ph. (Margaret G. McGlynn, R.Ph.)	Director	March 3, 2015
/s/ Michael G. Raab (Michael G. Raab)	Director	March 3, 2015
/s/ Glenn Sblendorio (Glenn Sblendorio)	Director	March 3, 2015
/s/ James N. Topper, M.D., Ph.D. (James N. Topper, M.D., Ph.D.)	Director	March 3, 2015

Incorporated by Reference to SEC Filing
Exhibit No.					Filed with this Form 10-K
	Filed Exhibit Description	Form	Date	Exhibit No.
21	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
	The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.				X