Form 10-Q
period 2015-03-31
AMICUS THERAPEUTICS INC
filed 2015-05-05
CIK 1178879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of April 24, 2015 was 96,421,182 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended March 31, 2015

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

The forward-looking statements in this quarterly report on Form 10-Q include, among other things, statements about:

•                                     the progress and results of our clinical trials of our drug candidates, including migalastat HCl (“migalastat”);

•                                     the cost of manufacturing drug supply for our clinical and preclinical studies, including the significant cost of new Fabry enzyme replacement therapy (“ERT”) cell line development and manufacturing as well as the cost of manufacturing Pompe ERT;

•                                     the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates including those testing the use of pharmacological chaperones co-formulated and co-administered with ERT and for the treatment of lysosomal storage disorders (“LSDs”);

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2014 that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.

You should read this quarterly report on Form 10-Q in conjunction with the documents that we reference herein.  We do not assume any obligation to update any forward-looking statements.

PART I.                               FINANCIAL INFORMATION

Item 1.                                      Financial Statements (unaudited)

Amicus Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$28,827	$24,074
Investments in marketable securities	119,940	127,601
Prepaid expenses and other current assets	2,484	2,902
Total current assets	151,251	154,577
Investments in marketable securities	2,804	17,464
Property and equipment, less accumulated depreciation of $12,028 and $11,520 at March 31, 2015 and December 31, 2014, respectively	3,056	2,811
In-process research & development	23,000	23,000
Goodwill	11,613	11,613
Other non-current assets	892	502
Total Assets	$192,616	$209,967

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,833	$16,345
Current portion of secured loan	5,189	3,840
Total current liabilities	21,022	20,185

Deferred reimbursements	36,620	36,620
Secured loan, less current portion	9,208	10,510
Contingent consideration payable	11,700	10,700
Deferred tax liability	9,186	9,186
Other non-current liability	870	588

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 125,000,000 shares authorized, 96,375,015 shares issued and outstanding at March 31, 2015 95,556,277 shares issued and outstanding at December 31, 2014	1,024	1,015
Additional paid-in capital	574,757	568,743
Accumulated other comprehensive income	(35)	(132)
Accumulated deficit	(471,736)	(447,448)
Total stockholders’ equity	104,010	122,178
Total Liabilities and Stockholders’ Equity	$192,616	$209,967

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months
	Ended March 31,
	2015	2014
Revenue:
Research revenue	$—	$456
Total revenue	—	456

Operating Expenses:
Research and development	$16,113	$9,992
General and administrative	6,427	5,176
Changes in fair value of contingent consideration payable	1,000	505
Restructuring charges	10	(8)
Depreciation	508	412
Total operating expenses	24,058	16,077
Loss from operations	(24,058)	(15,621)
Other income (expenses):
Interest income	171	42
Interest expense	(372)	(355)
Other expense	(29)	(9)

Net loss	$(24,288)	$(15,943)

Net loss per common shares — basic and diluted	$(0.25)	$(0.25)

Weighted-average common shares outstanding — basic and diluted	95,743,416	64,353,952

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(24,288)	$(15,943)
Other comprehensive income/ (loss):
Unrealized gain on available-for-sale securities	97	1
Other comprehensive gain before income taxes	97	1
Provision for income taxes related to other comprehensive (loss)/ income items (a)	—	—
Other comprehensive income	97	1
Comprehensive loss	$(24,191)	$(15,942)

(a) — Taxes have not been accrued on unrealized gain on securities as the Company is in a loss position for all periods presented.

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months
	Ended March 31,
	2015	2014
Operating activities
Net loss	$(24,288)	$(15,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	83	59
Depreciation	508	412
Stock-based compensation	1,960	1,260
Restructuring charges	10	(8)
Non-cash changes in the fair value of contingent consideration payable	1,000	505
Changes in operating assets and liabilities:
Receivable due from collaboration agreements	—	589
Prepaid expenses and other current assets	418	3,893
Other non-current assets	(397)	—
Accounts payable and accrued expenses	(551)	(987)
Non-current liabilities	282	—
Net cash used in operating activities	(20,975)	(10,220)
Investing activities
Sale and redemption of marketable securities	40,739	11,465
Purchases of marketable securities	(18,321)	(17,227)
Purchases of property and equipment	(753)	(40)
Net cash provided by/(used in) investing activities	21,665	(5,802)
Financing activities
Payments of secured loan agreement	—	(100)
Proceeds from exercise of stock options	4,063	15
Net cash provided by/(used in) financing activities	4, 063	(85)
Net increase/(decrease) in cash and cash equivalents	4,753	(16,107)
Cash and cash equivalents at beginning of period	24,074	43,640
Cash and cash equivalents at end of period	$28,827	$27,533

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$209	$208

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Corporate Information, Status of Operations, and Management Plans

Amicus Therapeutics, Inc. (the “Company”) was incorporated on February 4, 2002 in Delaware and is a biopharmaceutical company focused on the discovery, development and commercialization of next-generation medicines for a range of rare and orphan diseases, with a focus on improved therapies for lysosomal storage disorders (“LSDs”). The Company’s lead product candidate is a small molecule that can be used as a monotherapy and in combination with enzyme replacement therapy (“ERT”) for Fabry disorder.  The Company’s development programs also include next-generation ERTs for LSDs, including Fabry disorder, Pompe disorder and Mucopolysaccharoidosis Type I (“MPS I”).  The Company’s activities since inception have consisted principally of raising capital, establishing facilities, and performing research and development.

We have completed two Phase 3 global registration studies of migalastat monotherapy.

During the first quarter of 2015, we met with regulatory authorities in Europe and the U.S. to discuss the approval pathways for migalastat as a monotherapy for Fabry patients who have amenable mutations. In Europe, we plan to submit a marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) in the second quarter of 2015. In the U.S., we plan to submit a new drug application (“NDA”) for accelerated approval (Subpart H) with the U.S. Food and Drug Administration (“FDA”) in the second half of 2015.

In November 2014, the Company issued a total of 15.9 million shares through a public offering at a price of $6.50 per share, with net proceeds of $97.2 million. The Company expects to use the net proceeds of the offering for investment in the global commercialization infrastructure for migalastat monotherapy for Fabry disorder, the continued clinical development of its product candidates and for other general corporate purposes.

The Company had an accumulated deficit of approximately $471.7 million at March 31, 2015 and anticipates incurring losses through the fiscal year ending December 31, 2015 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from its initial public offering (“IPO”) and subsequent stock offerings, payments from partners during the terms of the collaboration agreements and other financing arrangements. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into the second half of 2016.

2. Summary of Significant Accounting Policies

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  For a complete description of the Company’s accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2015, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. However, the following accounting policies are the most critical in fully understanding and evaluating the Company’s financial condition and results of operations.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for us at the beginning of our 2017 fiscal year; early adoption is not permitted. We are currently assessing the impact that this standard will have on its consolidated financial statements.

Note 3.  Cash, Money Market Funds and Marketable Securities

As of March 31 2015, the Company held $28.8 million in cash and cash equivalents and $122.7 million of available-for-sale securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/ (loss) in the statements of comprehensive loss. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.

Consistent with the Company’s investment policy, the Company does not use derivative financial instruments in its investment portfolio. The Company regularly invests excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated as many of these securities are either government backed or of the highest credit rating. Investments that have original maturities or greater than 3 months but less than 1 year are classified as short-term and investments with maturities that are greater than 1 year are classified as long-term.

Cash and available-for-sale securities consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$28,827	$—	$—	$28,827
Corporate debt securities, current portion	107,135	3	(47)	107,091
Corporate debt securities, non-current portion	2,808	—	(4)	2,804
Commercial paper	12,486	13	—	12,499
Certificate of deposit	350	—	—	350
	$151,606	$16	$(51)	$151,571
Included in cash and cash equivalents	$28,827	$—	$—	$28,827
Included in marketable securities	122,779	16	(51)	122,744
Total cash and marketable securities	$151,606	$16	$(51)	$151,571

	As of December 31, 2014
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$24,074	$—	$—	$24,074
Corporate debt securities, current portion	115,862	—	(110)	115,752
Corporate debt securities, non-current portion	17,508	—	(44)	17,464
Commercial paper	11,477	22	—	11,499
Certificate of deposit	350	—	—	350
	$169,271	$22	$(154)	$169,139
Included in cash and cash equivalents	$24,074	$—	$—	$24,074
Included in marketable securities	145,197	22	(154)	145,065
Total cash and marketable securities	$169,271	$22	$(154)	$169,139

Unrealized gains and losses are reported as a component of other comprehensive income/ (loss) in the statements of comprehensive loss.  For the three months ended March 31, 2015, unrealized holding gain of $97 thousand and for the year ended December 31, 2014, unrealized holding loss of $132 thousand, included in the statement of comprehensive loss.

For the three months ended March 31, 2015 and the year ended December 31, 2014, there were no realized gains or losses.  The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available for sale securities as of March 31, 2015 and December 31, 2014 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months.  The fair value of these available for sale securities in unrealized loss positions was $86.2 million and $129.2 million as of March 31, 2015 and December 31, 2014, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (“AOCI”) in the statements of comprehensive loss.  The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the three months ended March 31, 2015 and March 31,2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Balance, beginning	$(132)	$1
Current period changes in fair value, (a)	97	1
Reclassification of earnings, (a)	—	—
Balance, ending	$(35)	$2

(a) — Taxes have not been accrued on the unrealized gain on securities as the Company is in a loss position for all periods presented.

Note 4.   Acquisition of Callidus Biopharma, Inc.

In November 2013, the Company acquired Callidus a privately-held biologics company focused on developing best-in-class ERTs for LSDs and its lead ERT is ATB200 for Pompe disorder in late preclinical development. The acquisition of the Callidus assets and technology compliments Amicus’ CHART™ platform for the development of next generation ERTs.

In consideration for the merger, the Company agreed to issue an aggregate of 7.2 million shares of its common stock, par value $0.01 per share, to the former stockholders of Callidus.  As of March 31, 2015, approximately 25 thousand shares remain issuable to former Callidus shareholders.  In addition, the Company will be obligated to make additional payments to the former stockholders of Callidus upon the achievement by the Company of certain clinical milestones of up to $35 million and regulatory approval milestones of up to $105 million as set forth in the Merger Agreement, provided that the aggregate consideration shall not exceed $130 million.  The Company may, at its election, satisfy certain milestone payments identified in the Merger Agreement aggregating $40 million in shares of its Common Stock (calculated based on a price per share equal to the average of the last closing bid price per share for the Common Stock on The NASDAQ Global Market for the ten (10) trading days immediately preceding the date of payment).  The milestone payments not permitted to be satisfied in Common Stock (as well as any payments that the Company is permitted to, but chooses not to, satisfy in Common Stock), as a result of the terms of the Merger Agreement, the rules of The NASDAQ Global Market, or otherwise, will be paid in cash.

The fair value of the contingent acquisition consideration payments on the acquisition date was $10.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions included a discount rate of 11.0% and various probability factors.  As of March 31, 2015, the range of outcomes and assumptions used to develop these estimates has changed to better reflect the probability of certain milestone outcomes.  (see “— Note 8. Assets and Liabilities Measured at Fair Value”, for additional discussion regarding fair value measurements of the contingent acquisition consideration payable).  The Company determined the fair value of the contingent consideration to be $11.7 million at March 31, 2015, resulting in an increase in the contingent consideration payable and related expense of $1.0 million for the three months ended March 31, 2015. The expense in recorded as part of operating expense in the Consolidated Statement of Operations.

For further information, see — Note 5 Goodwill & — Note 6 Intangible Assets.

Note 5.   Goodwill

In connection with the acquisition of Callidus as discussed in “—Note 4. Acquisition of Callidus Biopharma, Inc.”, the Company recognized goodwill of $11.6 million.  Goodwill is assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. During the 2014 impairment assessment, it was determined that the goodwill had not been impaired and there were no changes to the goodwill balance in 2014. For the three months ended March 31, 2015, there were no indicators of impairment and the goodwill balance remained at $11.6 million.

Note 6.   Intangible Assets

In connection with the acquisition of Callidus as discussed in “—Note 4. Acquisition of Callidus Biopharma, Inc.”, the Company recognized In Process Research & Development (“IPR&D”) of $23.0 million.  Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis on October 1 and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts.  During the 2014 impairment assessment, it was determined that the IPR&D had not been impaired and there was no change in the IPR&D balance in 2014.  For the three months ended March 31, 2015, there were no indicators of impairment and the IPR&D balance remained at $23.0 million.

Note 7.   Stockholders’ Equity

Common Stock and Warrants

As of March 31, 2015, the Company was authorized to issue 125 million shares of common stock. Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.

In November 2014, we sold a total of 15.9 million shares of our common stock, par value $0.01 per share, at a public offering price of $6.50 per share. The aggregate offering proceeds were approximately $97.2 million. We expect to use the net proceeds of the offering for investment in the global commercialization infrastructure for migalastat monotherapy for Fabry disorder, the continued clinical development of its product candidates and for other general corporate purposes.

In July 2014, the Company completed a $40 million at the market (“ATM”) equity offering under which the Company sold shares of its common stock, par value $0.01 per shares with Cowen and Company LLC as sales agent.  Under the ATM equity program the Company sold 14.3 million shares of common stock resulting in net proceeds of $38.6 million.

The warrants issued in connection with the November 2013 securities and purchase agreement (“SPA”) are classified as equity. As part of the SPA, a total of 7.5 million common shares and 1.6 million warrants were issued at $2.00 per share, for total cash received of $15 million. The warrants are included in stockholder’s equity and were initially measured at fair value of $1.0 million using the Black Scholes valuation model.

Nonqualified Cash Plan

In July 2014, the Board of Directors approved the Company’s Deferral Plan, (the “Deferral Plan”) which provides certain key employees and members of the Board of Directors as selected by the Compensation Committee, with an opportunity to defer the receipt of such participant’s base salary, bonus and director’s fees, as applicable. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code of 1986 as amended.

Deferred compensation amounts under the Deferral Plan as of March 31, 2015 were approximately $0.4 million, as compared to $0.1 million on December 31, 2014 and are included in other long term liabilities. As of December 31, 2014, the amounts deferred under the Deferral Plan had not been invested and the investments were subsequently made in the three months ended March 31, 2015.  Deferral Plan assets as of March 31, 2015 were $0.4 million are classified as trading securities and recorded at fair value with changes in the investments’ fair value recognized in the period they occur. During the three months ended March 31, 2015, income from the investments was under $1 thousand and unrealized gain/loss was under $1 thousand.

Equity Incentive Plan

Stock Option Grants

The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months ended March 31,
	2015	2014
Expected stock price volatility	77.1%	81.4%
Risk free interest rate	1.7%	2.0%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00

A summary of the Company’s stock options for the three months ended March 31, 2015 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)

Balance at December 31, 2014	10,020.7	$5.02
Options granted	1,415.7	$9.07
Options exercised	(818.7)	$5.02
Options forfeited	(15.0)	$2.80
Balance at March 31, 2015	10,602.7	$5.56	7.3 years	$57.6
Vested and unvested expected to vest March 31, 2015	9,842.5	$5.58	7.2 years	$53.4
Exercisable at March 31, 2015	5,261.0	$6.30	5.7 years	$25.3

As of March 31, 2015, the total unrecognized compensation cost related to non-vested stock options granted was $13.4 million and is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Units

A summary of non-vested Restricted Stock Units (“RSU”) activity under the Plan for the three months ended March 31, 2015 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value (in millions)

Non-vested units as of December 31, 2014	955	$2.28
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Non-vested units as of March 31, 2015	955	$2.28	0.49	$8.2

For the three months ended March 31, 2015, there were no RSUs that vested and all non-vested units are expected to vest over their normal term. As of March 31, 2015, there was $0.7 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of 0.49 years.

Compensation Expense Related to Equity Awards

The following table summarizes information related to compensation expense recognized in the statements of operations related to the equity awards (in thousands):

	Three Months
	Ended March 31,
	2015	2014
Equity compensation expense recognized in:
Research and development expense	$947	$550
General and administrative expense	1,013	710
Total equity compensation expense	$1,960	$1,260

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

Cash, Money Market Funds and Marketable Securities

The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date.  The Company considers its investments in marketable securities as available-for-sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three March 31, 2015.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2015.

Secured Debt

As disclosed in “—Note 9. Short Term Borrowings and Long Term Debt”, the Company has a loan and security agreement with MidCap Financial, Oxford Finance and Silicon Valley Bank (“Term Loan”). The carrying amount of the Company’s borrowings approximates fair value at March 31, 2015. The Company’s secured debt is classified as Level 2 and the fair value is estimated using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

In connection with the Term Loan, as disclosed in “—Note 9. Short Term Borrowings and Long Term Debt”, the Company recorded a contingent liability of approximately $0.3 million representing the fair value of a contingent payment of up to $0.4 million related to a success fee payable within six months of trigger event, with the trigger event being regulatory acceptance of NDA or MAA submission. This is effective 5 years from the closing of the Term Loan. The success fee payable to the lender was probability adjusted and discounted utilizing an appropriate discount rate and hence classified as Level 3.

Contingent Consideration Payable

The contingent consideration payable resulted from acquisition of Callidus, as discussed in “—Note 4. Acquisition of Callidus Biopharma, Inc.” Our most recent valuation was determined using a probability weighted discounted cash flow valuation approach. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied. Some of the more significant assumptions used in the valuation include (i) ATB200 clinical forecasts (ii) the probability and timing related to the achievement of certain developmental milestones and (iii) and the discount rate of 11.0% which is a measure of the credit risk associated with settling the liability.  The probability of achievement of clinical milestones ranged from 24% to 75% with milestone payment outcomes ranging from $0 to $81 million.  The valuation is performed quarterly. Gains and losses are included in the statement of operations.  There is no assurance that any of the conditions for the milestone payments will be met.

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

Deferred Compensation Plan- Investment and Liability

As disclosed in “—Note 7. Stockholders’ Equity”, the Deferral Plan provides certain key employees and members of the Board of Directors with an opportunity to defer the receipt of such Participant’s base salary, bonus and director’s fees, as applicable. Deferral Plan assets as of March 31, 2015 were $0.4 million are classified as trading securities and recorded at fair value with changes in the investments’ fair value recognized in the period they occur. During the three months ended March 31, 2015, the unrealized gain/loss was under $1 thousand.  The Company considers its investments in marketable securities, as available-for-sale and classifies these assets and related liability within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities.

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of March 31, 2015, are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/ money market funds	$28,827	$—	$28,827
Corporate debt securities	—	109,895	109,895
Commercial paper	—	12,499	12,499
Certificate of deposit	—	350	350
Deferred Compensation Plan Assets	—	398	398
	$28,827	$123,142	$151,969

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent success fee payable	—	—	370	370
Contingent consideration payable	—	—	11,700	11,700
Deferred Compensation Plan Liability	—	406	—	406
	$—	$406	$12,070	$12,476

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2014, are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/ money market funds	$24,074	$—	$24,074
Corporate debt securities	—	133,216	133,216
Commercial paper	—	11,499	11,499
Certificate of deposit	—	350	350
Deferred Compensation Plan Assets	—	—	—
	$24,074	$145,065	$169,139

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent success fee payable	—	—	341	341
Contingent consideration payable	—	—	10,700	10,700
Deferred Compensation Plan Liability	—	124	—	124
	$—	$124	$11,041	$11,165

Note 9.  Short-Term Borrowings and Long-Term Debt

In December 2013, the Company entered into a credit and security agreement with a lending syndicate consisting of MidCap Funding III, LLC, Oxford Finance LLC, and Silicon Valley Bank . The Company drew $15 million of the aggregate principal amount which bears interest at a rate per annum fixed at 8.5%.  The Company made interest-only payments on the Term Loan beginning January 1, 2014 and will continue through April 1, 2015, after which the Company will repay the aggregate principal outstanding balance of the Term Loan in 33 equal monthly installments of principal, plus accrued interest at the applicable rate. The Term Loan matures on December 27, 2017.  At March 31, 2015 the total principal amount due under the Term Loan was $15 million.

In connection with the Term Loan, the Company recorded a debt discount of $0.8 million at December 31, 2013 which consists of payments to be made and a contingent payable to the lenders. These payments include a debt facility fee of $0.1 million which was paid on the date of the First Tranche, $0.4 million exit fee that will be payable upon repayment of the term loan and $0.4 million representing the fair value of a contingent payment of up to $0.4 million related to a success fee payable within six months of trigger event, with the trigger event being regulatory acceptance of NDA or MAA submission. This is effective 5 years from the closing of the Term Loan. The success fee payable to the lender was probability adjusted and discounted utilizing an appropriate discount rate and is shown as a current liability on the Company’s consolidated balance sheet.

Note 10.  Collaborative Agreements

GSK

In November 2013, Amicus entered into the Revised Agreement with GlaxoSmithKline (“GSK”), pursuant to which Amicus has obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disorder. The Revised Agreement amends and replaces in its entirety the Expanded Agreement entered into between Amicus and GSK in July 2012. Under the terms of the Revised Agreement, there was no upfront payment from Amicus to GSK. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S.

Under the terms of the Revised Agreement, GSK will no longer jointly fund development costs for all formulations of migalastat.

Biogen

In September 2013, the Company entered into a license and collaboration agreement (the “Biogen Agreement”) with Biogen Idec (“Biogen”) to discover, develop and commercialize novel small molecules for the treatment of Parkinson’s disorder. Under terms of the agreement, the Company and Biogen collaborated in the discovery of a new class of small molecules that target the GCase enzyme, for further development and commercialization by Biogen.  Biogen was responsible for funding all discovery, development, and commercialization activities.  In addition the Company was reimbursed for all full-time employees working on the project as part of a cost sharing arrangement.  The Company was also eligible to receive development and regulatory milestones, as well as modest royalties in global net sales.

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

For the three months ended March 31, 2014, the Company recognized $0.5 million in Research Revenue for work performed under the cost sharing arrangement of the Biogen Agreement.

In September 2014, the Company and Biogen concluded their research collaboration.  The Company’s most advanced Parkinson’s candidate is AT3375, which was developed outside the collaboration and is wholly-owned by the Company.

Note 11.  Restructuring Charges

In December 2013, the Company initiated and completed a facilities consolidation effort, closing one of its leased locations in San Diego, CA. The Company recorded a charge of $0.7 million related to the net present value of the net future minimum lease payments at the cease-use date.

The following table summarizes the restructuring charges and utilization for the three months ended March 31, 2015 (in thousands):

	Balance as of December 31, 2014	Charges	Cash Payments	Adjustments	Balance as of March 31, 2015
Facilities consolidation	$283	$—	$(59)	$10	$234

Note 12.  Subsequent Events

The Company evaluated events that occurred subsequent to March 31, 2015 and there were no material recognized or non-recognized subsequent events during this period.

Note 13.  Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Historical
Numerator:
Net loss attributable to common stockholders	$(24,288)	$(15,943)

Denominator
Weighted average common shares outstanding — basic and diluted	95,743,416	64,353,952

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

	As of March 31,
	2015	2014
Options to purchase common stock	10,603	9,660
Outstanding warrants, convertible to common stock	1,600	1,600
Unvested restricted stock units	955	—

Total number of potentially issuable shares	13,158	11,260

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of next-generation medicines for a range of rare and orphan diseases, with a focus on improved therapies for lysosomal storage disorders (“LSDs”). Our lead product candidate is a small molecule that can be used as a monotherapy and in combination with enzyme replacement therapy (“ERT”) for Fabry disorder.  Our development programs also include next-generation ERTs for LSDs, including Fabry disorder, Pompe disorder and Mucopolysaccharidosis Type I (“MPS I”).  We believe that our platform technologies and our advanced product pipeline uniquely position us at the forefront of developing therapies for rare and orphan diseases.

Program Status

Our personalized medicine approach consists of an oral small molecule pharmacological chaperone monotherapy that is designed to bind to and stabilize a patient’s own endogenous target protein. Patients with “amenable mutations” may respond based on their genetics.  Our Chaperone-Advanced Replacement Therapy, or CHART™, platform combines chaperones with ERTs independent of a patient’s own genetics. In each CHART program, a unique pharmacological chaperone is designed to bind to a specific therapeutic (exogenous) enzyme, stabilizing the enzyme in its properly folded and active form. This may allow for enhanced tissue uptake, greater lysosomal activity, more reduction of substrate, and the potential for lower immunogenicity.

Our Fabry franchise strategy is to develop the pharmacological chaperone migalastat HCl (“migalastat”) for all patients with Fabry disorder - as a monotherapy for patients with amenable mutations and in combination with ERT for all other patients.

Migalastat for Fabry Disorder as a Monotherapy

We have completed two Phase 3 global registration studies (Study 011 and Study 012) of migalastat monotherapy and plan to submit marketing applications in the United State and Europe in 2015. We have reported Phase 3 data in both treatment naïve patients (“Study 011” or “FACETS”) and enzyme replacement therapy (“ERT”) switch patients (“Study 012” or “ATTRACT”). Positive results from these studies have shown that treatment with migalastat has resulted in reductions in disorder substrate, stability of kidney function, reductions in cardiac mass, and improvement in gastrointestinal symptoms in patients with amenable mutations in a validated assay (“GLP HEK assay”).

Study 011 was a 24-month study of Fabry disorder patients naïve to or not receiving ERT, which investigated the safety and efficacy of oral migalastat.  The study consisted of a 6-month double-blind, placebo-controlled period, a 6-month open-label period, and a 12-month open-label extension phase.  Subjects completing Study 011 were eligible to continue treatment with migalastat in a long-term open-label extension (“Study 041”).  67 subjects (24 male) were enrolled.  All subjects enrolled in Study 011 had amenable mutations in the clinical trial human embryonic kidney (“HEK”) cell-based in vitro assay that was available at study initiation (“clinical trial assay”). Following the completion of enrollment, a GLP-validated HEK assay was developed with a third party to measure the criteria for amenability with more quality control and rigor (“GLP HEK assay”). Approximately 10% of mutations in the HEK database switched categorization between “amenable” and “non-amenable” when moving from the clinical trial assay to the GLP HEK assay. Therefore, there were changes in categorization from amenable to non-amenable in 17 of the 67 patients enrolled in Study 011.

Study 011 was designed to measure the reduction of the disorder substrate (Globotriaosylceramide, or “GL-3”) in the interstitial capillaries of the kidney following treatment with oral migalastat (150 mg every other day). The study also measured clinical outcomes, including renal function, as secondary endpoints.

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

Results from this subgroup analysis further support use of the GLP HEK assay in predicting responsiveness to migalastat. Following a Type C Meeting with the U.S. Food and Drug Administration (“FDA”), we revised the Statistical Analysis Plan to pre-specify the primary analysis at month 12 as mean change in interstitial capillaries GL-3 in patients with GLP HEK amenable mutations.

Throughout 2014 and in early 2015, we announced positive 12- and 24-month data from Study 011 and longer-term data from Study 041 in patients with amenable mutations who were naïve to ERT. Top-line data were announced in April 2014 and presented to the scientific community at the American Society of Human Genetics (“ASHG”) in October 2014 and WORLDSymposium™ in February 2015. Highlights were as follows:

•                  Subjects who switched from placebo to migalastat after month 6 demonstrated a statistically significant reduction in disorder substrate, or kidney interstitial capillary GL-3, at month 12 (p=0.013), and a statistically significant reduction of disorder substrate in another important biomarker of disorder, plasma lyso-Gb3. Subjects who remained on migalastat demonstrated a durable reduction in kidney interstitial capillary GL-3, as well as a durable reduction in lyso-Gb3.

•                  Kidney function, as measured by estimated glomerular filtration rate (“eGFR”) and iohexol measured GFR (“mGFR”), remained stable following 18-24 months of treatment with migalastat in Study 011. Kidney function, as measured by eGFR, continued to remain stable in patients receiving migalastat in Study 011 for at least 18 months and continuing migalastat treatment in Study 041 for an average of 32 months. mGFR was not collected in Study 041.

•                  Reduction in cardiac mass, as measured by left ventricular mass index (“LVMi”), was statistically significant following treatment with migalastat for up to 36 months (average of 22 months) in patients in Study 011 and 041.

•                  There was a significant decrease in diarrhea (unadjusted p=0.03) in patients treated with migalastat versus placebo during the 6-month double-blind phase (Stage 1). After 18-24 months of treatment with migalastat, significant improvements in diarrhea and indigestion were observed in addition to favorable trends in reflux and constipation. Gastrointestinal symptoms were assessed using the Gastrointestinal Symptoms Rating Scale (“GSRS”), a validated instrument

•                  Migalastat was generally safe and well-tolerated

Study 012, our second Phase 3 registration study, was a randomized, open-label 18-month study that investigated the safety and efficacy of oral migalastat (150 mg, every other day) compared to standard-of-care infused ERTs (agalsidase beta and agalsidase alfa). The study also included a 12-month open-label migalastat extension phase.  The study enrolled a total of 60 patients (males and females) with Fabry disorder and genetic mutations identified as amenable to migalastat monotherapy in the clinical trial assay. Subjects were randomized 1.5:1 to switch to migalastat or remain on ERT. All subjects had been receiving ERT infusions for a minimum of 12 months (at least 3 months at the labeled dose) prior to entering the study. Based on the GLP HEK assay, there were changes in categorization from amenable to non-amenable in 4 of the 60 patients enrolled in Study 012.

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

In August 2014, we announced positive 18-month data from the Study 012.  Data from Study 012 were also presented to the scientific community at the American Society of Nephrology (“ASN”) in November 2014 and WORLDSymposium in February 2015.  Highlights were as follows:

•                  Migalastat had a comparable effect to ERT on patients’ kidney function as measured by the change in eGFR and mGFR from baseline to month 18.

•                  Levels of plasma lyso-Gb3, an important biomarker of disorder, remained low and stable in patients with amenable mutations who switched from ERT to migalastat.

•                  There was a statistically significant decrease in LVMi from baseline to month 18 in patients who switched from ERT to migalastat

•                  Measures of pain and quality of life from the Brief Pain Inventory (“BPI”) and Short Form 36 (“SF36”) remained stable when patients switched from ERT to migalastat.

•                  Migalastat was generally safe and well-tolerated.

During the first quarter of 2015, we met with regulatory authorities in Europe and the U.S. to discuss the approval pathways for migalastat as a monotherapy for Fabry patients who have amenable mutations. In Europe, we plan to submit a marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) in the second quarter of 2015. In the U.S., we plan to submit a new drug application (“NDA”) for accelerated approval (Subpart H) with the U.S. Food and Drug Administration (“FDA”) in the second half of 2015.

Migalastat Combination Programs for Fabry Disorder

In support of our Fabry Franchise strategy to develop migalastat in combination with ERT for Fabry patients with non-amenable mutations, we plan to conduct a longer-term Phase 2 Fabry co-administration study in 2015. In parallel, we are internally developing our own Fabry cell line for co-formulation with migalastat as a next-generation ERT for Fabry disorder. We previously completed an open-label Phase 2 safety and pharmacokinetics study (“Study 013”) that investigated two oral doses of migalastat (150 mg and 450 mg) co-administered with agalsidase beta or agalsidase alfa in males with Fabry disorder.  Unlike Study 011 and Study 012, patients in Study 013 were not required to have alpha-Gal A mutations amenable to chaperone therapy because, when co-administered with ERT, migalastat is designed to bind to and stabilize the exogenous enzyme in the circulation in any patient receiving ERT. Each patient received their current dose and regimen of ERT at one infusion. A single oral dose of migalastat (150 mg or 450 mg) was co-administered two hours prior to the next infusion of the same ERT at the same dose and regimen. Preliminary results from Study 013 showed increased levels of active alpha-Gal A enzyme levels in plasma and skin following co-administration compared to ERT alone.

Next-Generation ERT for Pompe Disorder

We are leveraging our biologics capabilities and CHART platform to develop a next-generation Pompe ERT. This ERT consists of a uniquely engineered recombinant human acid alpha-glucosidase (“rhGAA”) enzyme (designated “ATB200”) with an optimized carbohydrate structure to enhance uptake, administered in combination with a pharmacological chaperone to improve activity and stability. We acquired ATB200 as well as our enzyme targeting technology through our purchase of Callidus Biopharma.

In preclinical studies, ATB200 demonstrated greater tissue enzyme levels and further substrate reduction compared to the current approved ERT for Pompe disorder (alglucosidase alfa), which were further improved with the addition of a chaperone.  Clinical studies of pharmacological chaperones in combination with currently marketed ERTs have established initial human proof-of-concept that a chaperone can stabilize enzyme activity and potentially improve ERT tolerability.  In 2013, we completed a Phase 2 safety and pharmacokinetics study (“Study 010”) that investigated single ascending oral doses of a pharmacological chaperone co-administered with alglucosidase alfa marketed by Genzyme, in patients with Pompe disorder. Each patient received one infusion of ERT alone, and then a single oral dose of the pharmacological chaperone just prior to the next ERT infusion. Results from this study showed an increase in GAA enzyme activity in plasma and muscle when co-administered compared to ERT alone.

Taken together, these clinical results support further development of ATB200 in combination with a pharmacological chaperone as a next-generation Pompe ERT. The initiation of a Phase 1/2 clinical study is expected in the second half of 2015.

Collaboration with Biogen

In September 2013, we entered into a collaboration agreement with Biogen Idec (“Biogen”) to discover, develop and commercialize novel small molecules that target the glucocerobrosidase (“GCase”) enzyme for the treatment of Parkinson’s disorder. In September 2014, we concluded our research collaboration with Biogen.  Our most advanced Parkinson’s candidate is AT3375, which was developed outside the collaboration and is wholly-owned by us.

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

Acquisition of Callidus Biopharma, Inc.

In November 2013, we entered into a merger agreement (the “Merger Agreement”) with Callidus Biopharma, Inc. (“Callidus”), a privately held biotechnology company. Callidus was engaged in developing a next-generation Pompe ERT and complementary enzyme targeting technologies.

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

There were no significant changes during the quarter ended March 31, 2015 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands):

	Three Months ended March 31,
Projects	2015	2014

Third party direct project expenses

Monotherapy Studies
Migalastat (Fabry Disorder — Phase 3)	$4,613	$2,914

Combination (CHART) Studies
ATB200 + chaperone (Pompe Disorder - Preclinical)	3,590	976
Migalastat + chaperone (Fabry Disorder — Preclinical)	103	173

Neurodegenerative Diseases (Preclinical)	1	49
Total third party direct project expenses	8,307	4,112

Other project costs (1)
Personnel costs	5,570	4,294
Other costs (2)	2,236	1,586
Total other project costs	7,806	5,880
Total research and development costs	$16,113	$9,992

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

We use the Black-Scholes option pricing model when estimating the value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was based on our historical volatility since our initial public offering in May 2007.  The expected life was determined using the simplified method as described in ASC Topic 718, “Accounting for Stock Compensation”, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was based on the U.S. Treasury yield in effect at the date of grant.  Forfeitures are estimated based on expected turnover as well as a historical analysis of actual option forfeitures.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months
	Ended March 31,
	2015	2014
Expected stock price volatility	77.1%	81.4%
Risk free interest rate	1.7%	2.0%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00

Restricted Stock Units

In April 2014, the Compensation Committee made awards of restricted stock units (“RSUs”) to certain employees of the Company.  The RSUs were awarded under the Plan and are generally subject to graded vesting of 50% of the RSUs on the 13th month anniversary of the grant date and the remaining 50% of the RSUs on the 20th month anniversary of the grant date, in each case, contingent on an employee’s continued service on such date.  RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

In April 2014, our Board of Director approved the Company’s Restricted Stock Unit Deferral Plan (the “Deferred Compensation Plan”), which provides selected employees with an opportunity to defer receipt of RSUs until the first to occur of termination of the employee’s employment or a date selected by the employee.  Any RSUs deferred under the Deferred Compensation Plan would be fully vested once the original vesting conditions of the RSUs were satisfied.

Warrants

The warrants issued in connection with our November 2013 securities and purchase agreement (“SPA”) are classified as equity. As part of the SPA, a total of 7.5 million common shares and 1.6 million warrants were issued at $2.00 per share, for total cash received of $15 million. The warrants are included in stockholder’s equity and were initially measured at fair value of $1.0 million using the Black Scholes valuation model.

Nonqualified Cash Deferral Plan

In July 2014, our Board of Directors approved the Cash Deferral Plan (the “Deferral Plan”), which provides certain key employees and other service providers as selected by the Compensation Committee, with an opportunity to defer the receipt of such Participant’s base salary, bonus and director’s fees, as applicable. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).

The amounts deferred under the Deferral Plan are included in the non-current assets within the accompanying consolidated balance sheet. All of the investments held in the Deferral Plan are classified as trading securities and recorded at fair value with changes in the investments’ fair value recognized in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liability in our consolidated balance sheets.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue.  In September 2013, we entered into a collaboration agreement with Biogen to discover, develop and commercialize novel small molecules for the treatment of Parkinson’s disease. This collaboration was ended in September 2014. For the three months ended March 31, 2014, we recognized $0.5 million as Research Revenue for reimbursed research and development costs.

Research and Development Expense.  Research and development expense was $16.1 million during the three months ended March 31, 2015, representing an increase of $6.1 million or 61.0% from $10.0 million for the three months ended March 31, 2014. The increase in research and development costs was due primarily to increases in contract research and manufacturing, as well as increase in personnel costs of $1.3 million. Contract research increased by $2.3 million and contract manufacturing by $2.0 million arising from the timing of studies and changes in research plans. These research plans included increased spending in the ATB200 + chaperone program and the migalastat program, partially offset by decreases in the migalastat + chaperone program. The migalastat program also saw increased spending due to the revised agreement where we were responsible for 100% of the program costs in 2015 as compared to 40% for the three months ended March 31, 2014.

General and Administrative Expense.  General and administrative expense was $6.4 million the three months ended March 31, 2015, representing an increase of $1.2 million or 23.1% from $5.2 million for the three months ended March 31, 2014. The increase was primarily due to consulting fees of $0.8 million, personnel costs of $0.4 million and recruitment of $0.2 million. These increases were partially offset by decreases in legal expenses of $0.2 million.

Changes in Fair Value of Contingent Consideration Payable. For three months ended March 31, 2015, we recorded expense of $1.0 million representing an increase of $0.5 million or 100% from $0.5 million for the three months ended March 31, 2014.  Changes in the fair value of contingent acquisition consideration payable result from updates to the estimated probability of achievement or assumed timing of milestones and adjustments to the discount periods and rates.

Restructuring Charges. Adjustments to the restructuring liability were $10 thousand for three months ended March 31, 2015 as compared to $8 thousand for the three months ended March 31, 2014 and were due to the change in fair value of future minimum lease payments.

Depreciation.  Depreciation and amortization expense was $0.5 million for the three months ended March 31, 2015, representing an increase of $0.1 million or 25.0% as compared to $0.4 million for the three months ended March 31, 2014. The change was due to an increase in the amount of property, plant and equipment.

Interest Income. Interest income was $171 thousand for the three months ended March 31, 2015, representing an increase of $129 thousand or 297.7% from $42 thousand for the three months ended March 31, 2014.  The increase in interest income was due to the overall higher average cash and investment balances as a result of 2014 public offering, 2014 ATM sales and cash received from option exercises in 2014 and 2015.

Interest Expense.  Interest expense was approximately $0.4 million for the three months ended March 31, 2015 and March 31, 2014. Interest expense was incurred on the $15 million loan secured in December 2013.

Other Income/Expense.  Other income/expenses for the three months ended March 31, 2015 included charges of $29 thousand for increase in the fair value of the success fee payable, as compared to $9 thousand for the three months ended March 31, 2014. The success fee was related to the $15 million secured loan in 2013.

Liquidity and Capital Resources

Source of Liquidity

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

In July 2014, the Company completed a $40 million at the market (“ATM”) equity offering under which the Company sold shares of its common stock, par value $0.01 per shares with Cowen and Company LLC as sales agent.  Under the ATM equity program the Company sold 14.3 million shares of common stock resulting in net proceeds of $38.6 million.

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

As of March 31, 2015, we had cash and cash equivalents and marketable securities of $151.6 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operating Activities

Net cash used in operations for the three months ended March 31, 2015 was $21.0 million, due primarily to the net loss for the three months ended March 31, 2015 of $24.3 million and the change in operating assets and liabilities of $0.2 million. The change in operating assets and liabilities consisted of a decrease of $0.4 million in prepaid assets primarily related to decrease in interest receivable of $0.3 million and a decrease in accounts payable and accrued expenses of $0.6 million related to program expenses.

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

Net Cash Provided by/(Used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2015 was $21.7 million.  Net cash provided by investing activities reflects $40.7 million for the sale and redemption of marketable securities, partially offset by $18.3 million for the purchase of marketable securities and $0.8 million for the acquisition of property and equipment.

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

Net Cash Provided by/(Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $4.1 million in proceeds from exercise of options.

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

We do not anticipate that we will generate revenue from commercial sales until at least 2016, if at all.  In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into the second half of 2016.

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

Under the Revised Agreement, GSK is eligible to receive post-approval and sales-based milestones, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. for migalastat.  In addition, because we reacquired worldwide rights to migalastat, we are no longer eligible to receive any milestones or royalties we would have been eligible to receive under the Original Collaboration Agreement.  We will owe royalties to Mt. Sinai School of Medicine (“MSSM”) in addition to those owed to GSK.

To date, we have not made any royalty payments on sales of our products.

Recent Accounting Pronouncements

Please refer to the section “Recent Accounting Pronouncements” under Footnote 2. Summary of Significant Accounting Policies, under our Notes to Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities.  We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk.  The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk.  We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.  At March 31, 2015, we held $151.6 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on the fair value of our investments.  Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock for the three months ended March 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Amended and Restated By-laws

10.1 (3)

First Amendment to Credit and Security Agreement, dated April  , 2015 by and among Amicus Therapeutics, Inc. and the other entities shown as signatories thereto as a Borrower, the financial institutions or other entities from time to time parties as lenders, and Midcap Funding III Trust, as agent.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.

(1)                   Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10K filed on February 28, 2012.

(2)                   Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1.

(3)                   Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 27, 2015.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date: May 5, 2015	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2015	By:	/s/ William D. Baird III
William D. Baird III
Chief Financial Officer
(Principal Financial Officer)

Exhibit Number	Description

10.1

First Amendment to Credit and Security Agreement, dated April 27, 2015 by and among Amicus Therapeutics, Inc. and the other entities shown as signatories thereto as a Borrower, the financial institutions or other entities from time to time parties thereto as lenders, and Midcap Funding III Trust, as agent.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.