Form 10-Q
period 2015-09-30
AMICUS THERAPEUTICS INC
filed 2015-11-04
CIK 1178879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of October 29, 2015 was 124,899,439 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended September 30, 2015

We have registered or filed applications to register certain trademarks in the United States and abroad, including AMICUS™, AMICUS THERAPEUTICS™ (and design), GALAFOLD™, CHART™ (and design) and ZORBLISA™.

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

•                                     the future results of on-going or later clinical trials for SD-101 (“Zorblisa”), including our ability to obtain regulatory approvals and commercialize Zorblisa and market acceptance of Zorblisa;

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

•                                     our ability to successfully integrate our recent acquisition of Scioderm, Inc. and its products and technology into our business, including the possibility that the expected benefits of the transaction will not be fully realized by us or may take longer to realize than expected; and

•                                     our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2014 and on Form 10-Q for the period ended June 30, 2015, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.

You should read this quarterly report on Form 10-Q in conjunction with the documents that we reference herein. We do not assume any obligation to update any forward-looking statements.

PART I.                               FINANCIAL INFORMATION

Item 1.                                      Financial Statements (unaudited)

Amicus Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$19,439	$24,074
Investments in marketable securities	217,070	127,601
Prepaid expenses and other current assets	3,544	2,902
Total current assets	240,053	154,577
Investments in marketable securities	15,428	17,464
Property and equipment, less accumulated depreciation of $12,776 and $11,520 at September 30, 2015 and December 31, 2014, respectively	3,855	2,811
In-process research & development	518,810	23,000
Goodwill	207,564	11,613
Other non-current assets	982	502
Total Assets	$986,692	$209,967

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$30,565	$16,345
Current portion of contingent consideration payable	5,300	—
Current portion of secured loan	—	3,840
Total current liabilities	35,865	20,185

Deferred reimbursements	36,620	36,620
Secured loan, less current portion	—	10,510
Due to related party	50,000	—
Contingent consideration payable, less current portion	277,684	10,700
Deferred tax liability	207,213	9,186
Other non-current liabilities	555	588

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 124,617,490 shares issued and outstanding at September 30, 2015, 95,556,277 shares issued and outstanding at December 31, 2014	1,304	1,015
Additional paid-in capital	914,263	568,743
Accumulated other comprehensive loss	(142)	(132)
Accumulated deficit	(536,670)	(447,448)
Total stockholders’ equity	378,755	122,178
Total Liabilities and Stockholders’ Equity	$986,692	$209,967

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenue:
Research revenue	—	$293	—	$1,224
Total revenue	—	293	—	1,224

Operating Expenses:
Research and development	$20,971	$12,049	$54,318	$32,019
General and administrative	15,372	5,270	30,077	15,199
Changes in fair value of contingent consideration payable	1,300	(600)	2,400	(400)
Restructuring charges	7	15	44	(74)
Loss on extinguishment of debt	—	—	952	—
Depreciation	395	375	1,256	1,183
Total operating expenses	38,045	17,109	89,047	47,927
Loss from operations	(38,045)	(16,816)	(89,047)	(46,703)
Other income (expenses):
Interest income	316	55	645	133
Interest expense	(17)	(377)	(727)	(1,106)
Other expense	(54)	(11)	(93)	(30)

Net loss	$(37,800)	$(17,149)	$(89,222)	$(47,706)

Net loss per common shares — basic and diluted	$(0.32)	$(0.22)	$(0.85)	$(0. 68)
Weighted-average common shares outstanding — basic and diluted	118,724,882	78,889,346	104,885,956	70,216,251

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Net loss	$(37,800)	$(17,149)	$(89,222)	$(47,706)

Other comprehensive income/(loss):

Unrealized (loss)/gain on available-for-sale securities	(91)	4	(10)	1

Other comprehensive (loss)/gain before income taxes	(91)	4	(10)	1
Provision for income taxes related to other comprehensive (loss)/income items (a)	—	—	—	—

Other comprehensive (loss)/income	$(91)	$4	$(10)	$1

Comprehensive loss	$(37,891)	$(17,145)	$(89,232)	$(47,705)

(a) — Taxes have not been accrued on unrealized gain on securities as the Company is in a loss position for all periods presented.

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months
	Ended September 30
	2015	2014
Operating activities
Net loss	$(89,222)	$(47,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	136	176
Depreciation	1,256	1,183
Stock-based compensation	6,929	4,398
Restructuring charges	44	(74)
Loss on extinguishment of debt	952	—
Non-cash changes in the fair value of contingent consideration payable	2,400	(400)
Changes in operating assets and liabilities:
Receivable due from collaboration agreements	—	790
Prepaid expenses and other current assets	(668)	3,433
Other non-current assets	(540)	26
Accounts payable and accrued expenses	14,118	1,213
Non-current liabilities	(33)	(200)
Net cash used in operating activities	(64,628)	(37,161)
Investing activities
Sale and redemption of marketable securities	133,418	47,959
Purchases of marketable securities	(220,861)	(75,109)
Purchases of property and equipment	(2,246)	(192)
Acquisitions, net cash of acquired	(141,060)	—
Net cash (used in) investing activities	(230,749)	(27,342)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	243,042	38,736
Payments of secured loan agreement	(15,291)	(299)
Proceeds from related party	50,000	—
Purchase of vested restricted stock units	(1,682)	—
Proceeds from exercise of stock options	10,673	2,097
Proceeds from exercise of warrants	4,000	—
Net cash provided by financing activities	290,742	40,534
Net decrease in cash and cash equivalents	(4,635)	(23,969)
Cash and cash equivalents at beginning of period	24,074	43,640
Cash and cash equivalents at end of period	$19,439	$19,671

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$605	$864

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Corporate Information, Status of Operations, and Management Plans

Amicus Therapeutics, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated on February 4, 2002 in Delaware and is a biopharmaceutical company focused on the discovery, development and commercialization of advanced therapies to treat a range of devastating rare and orphan diseases. Our lead product candidate is a small molecule, that can be used as a monotherapy and in combination with enzyme replacement therapy (“ERT”) for Fabry disease.  SD-101 (“Zorblisa”), a product candidate in late-stage development, is a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis Bullosa (“EB”).  The Company is also leveraging its biologics and Chaperon-Advanced Replacement Therapy (“CHART”) platform technologies to develop next-generation ERT products for Fabry, Pompe and other lysosomal storage disorders (“LSDs”).  Our activities since inception have consisted principally of raising capital, establishing facilities, and performing research and development.

Our Fabry franchise strategy is to develop migalastat HCl for all patients with Fabry disease - as a monotherapy for patients with amenable mutations and in combination with ERT for all other patients. The Company has submitted a marketing application for migalastat monotherapy (“Galafold”) in the European Union, and plans to continue working with the U.S. Food and Drug Administration (“FDA”) to determine the optimal U.S. registration pathway.

In September 2015, Amicus acquired Scioderm, Inc., (“Scioderm”), which strengthens the Company’s pipeline significantly with the addition of a novel, late-stage, proprietary topical cream and potential first-to-market therapy for EB. This investigational product was granted FDA breakthrough therapy designation in 2013 based on results from Phase 2 studies for the treatment of lesions in patients suffering with EB. Zorblisa is currently being investigated in a Phase 3 study (SD-005) to support global regulatory submissions and was the first-ever treatment in EB clinical studies to show improvements in wound closure across all major EB subtypes.

The Company acquired Scioderm in a cash and stock transaction. At closing, the Company paid Scioderm shareholders, option holders and warrant holders approximately $223.9 million, of which approximately $141.1 million was paid in cash and approximately $82.8 million was paid through the issuance of 5.9 million newly issued Amicus shares. The Company has agreed to pay up to an additional $361 million to Scioderm shareholders, option holders and warrant holders upon achievement of certain clinical and regulatory milestones and $257 million to Scioderm shareholders, option holders and warrant holders upon achievement of certain sales milestones. If Zorblisa is approved, EB qualifies as a rare pediatric disease and Amicus will request a Priority Review Voucher. If the Priority Review Voucher is obtained and subsequently sold, the Company will pay Scioderm shareholders, option holders and warrant holders the lesser of $100 million in the aggregate or 50% of the proceeds of such sale.

For more details, refer to “— Note 4. Acquisitions”

In September 2015, a Pre-New Drug Application (“NDA”) meeting was held with the FDA to discuss the oral small molecule pharmacological chaperone migalastat HCl for the treatment of Fabry disease. Based on FDA feedback and subsequent follow-up interactions with the agency, the Company is further evaluating several U.S. pathways including a potential submission requesting Subpart H approval, or potentially generating additional data on migalastat HCl’s effect on gastrointestinal symptoms in Fabry disease to support submission requesting full approval. Based on this updated guidance, the Company expects to provide an update on the U.S. regulatory plans in the first half of 2016.

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

In October 2015, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Redmile Capital Fund, LP and certain of its affiliates, whereby it sold, on a private placement basis, (a) $50.0 million aggregate principal amount of its unsecured promissory notes (“Notes”) and (b) five-year warrants (“Warrants”) for 1,349,998 shares of Common Stock.

For more details, refer to “—Note 14. Subsequent Events”

In June 2015, the Company issued a total of 19.5 million shares through a public offering at a price of $13.25 per share, with net proceeds of $243.0 million. The Company expects to use the net proceeds of the offering for investment in the global commercialization infrastructure for Galafold for Fabry disease, the continued clinical development of its product candidates and for other general corporate purposes.

The Company had an accumulated deficit of approximately $536.7 million at September 30, 2015 and anticipates incurring losses through the fiscal year ending December 31, 2015 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from its initial public offering and subsequent stock offerings, collaboration payments from partners and other financing arrangements. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into 2017.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2015, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. However, the following accounting policies are the most critical in fully understanding and evaluating the Company’s financial condition and results of operations.

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

Contingent Liabilities

On an ongoing basis, the Company may be involved in various claims, and legal proceedings. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company will accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals will be based on our best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse adjustments to the Company’s operating results.

Recent Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued. We have early adopted this standard as of September 30, 2015 and this standard had no impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated in June 2015 that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 Imputation of Interest adds the SEC paragraph to the Topic. We are currently assessing the impact that this standard will have on our consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in ASU 2014-17 provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The ASU is effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In July 2015, the Financial Accounting Standards Board voted to delay the effective date of this standard until the first quarter of 2018. Companies are permitted to early adopt the standard in the first quarter of 2017. Presently, we are assessing the effect the adoption of ASU 2014-09 will have on our consolidated financial statements.

Note 3.  Cash, Money Market Funds and Marketable Securities

As of September 30, 2015, the Company held $19.4 million in cash and cash equivalents and $232.5 million of available-for-sale securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) in the statements of comprehensive loss. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.

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

Cash and available-for-sale securities are all current unless mentioned otherwise and consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$19,439	$—	$—	$19,439
Corporate debt securities	127,841	19	(210)	127,650
Commercial paper	104,450	48	—	104,498
Certificate of deposit	350	—	—	350
	$252,080	$67	$(210)	$251,937
Included in cash and cash equivalents	$19,439	$—	$—	$19,439
Included in marketable securities	232,641	67	(210)	232,498
Total cash and marketable securities	$252,080	$67	$(210)	$251,937

	As of December 31, 2014
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$24,074	$—	$—	$24,074
Corporate debt securities, current portion	115,862	—	(110)	115,752
Corporate debt securities, non-current portion	17,508	—	(44)	17,464
Commercial paper	11,477	22	—	11,499
Certificate of deposit	350	—	—	350
	$169,271	$22	$(154)	$169,139
Included in cash and cash equivalents	$24,074	$—	$—	$24,074
Included in marketable securities	145,197	22	(154)	145,065
Total cash and marketable securities	$169,271	$22	$(154)	$169,139

Unrealized gains and losses are reported as a component of other comprehensive income/ (loss) in the statements of comprehensive loss.  For the nine months ended September 30, 2015, unrealized holding loss of $10 thousand and for the year ended December 31, 2014, unrealized holding loss of $132 thousand, were included in the statement of comprehensive loss.

For the nine months ended September 30, 2015 and the year ended December 31, 2014, there were no realized gains or losses.  The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available for sale securities as of September 30, 2015 and December 31, 2014 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months.  The fair value of these available for sale securities in unrealized loss positions was $103.3 million and $129.2 million as of September 30, 2015 and December 31, 2014, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (“AOCI”) in the statements of comprehensive loss.  The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the three and nine months, ended September 30, 2015 and 2014, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning	$(51)	$(2)	$(132)	$1
Current period changes in fair value, (a)	(91)	4	(10)	1
Reclassification of earnings, (a)	—	—	—	—
Balance, ending	$(142)	$2	$(142)	$2

(a) — Taxes have not been accrued on the unrealized gain on securities as the Company is in a loss position for all periods presented.

Note 4.   Acquisitions

Acquisition of Scioderm, Inc.

On September 30, 2015, Amicus acquired Scioderm, a privately-held biopharmaceutical company focused on developing innovative therapies for treating the rare disease Epidermolysis Bullosa (“EB”). The acquisition leverages the Scioderm development team’s EB expertise with Amicus’ global clinical infrastructure to advance Zorblisa toward regulatory approvals and Amicus’ commercial, patient advocacy and medical affairs infrastructure to support a successful global launch. The acquisition of Scioderm was accounted for as a purchase of a business in accordance with FASB Accounting Standard Codification 805 Business Combinations.

As a result, Scioderm became a wholly owned subsidiary of Amicus. At the effective date of the acquisition, Amicus paid holders of Scioderm’s (i) capital stock, (ii) options to purchase Scioderm’s common stock, (iii) restricted stock units and (iv) warrants to purchase Scioderm’s common stock (collectively, the “Effective Time Holders”), an amount equal to (i) $220 million, plus (ii) the exercise price of all outstanding options and warrants to purchase Scioderm’s common stock, plus (iii) Scioderm’s cash and cash equivalents (with an adjustment to account for closing working capital and Scioderm’s fees and expenses, which include employee bonuses and certain severance payments) (collectively, the “Initial Amount”). $135.6 million of the Initial Amount was paid in cash and the remaining $79.6 million was paid in shares of Common Stock. On September 30, 2015, Amicus also completed its previously announced agreement with all of the holders of Scioderm ‘s Series B Preferred Stock, par value $0.001 per share (the “Series B Additional Purchase Price Agreement”), pursuant to which Amicus made payments of $5.5 million in cash and the remaining $3.2 million was paid in shares of Common Stock directly to the holders of Scioderm Series B Preferred Stock. Payments under the Series B Additional Purchase Price Agreement were made pro rata based on the number of shares of Scioderm Series B Preferred Stock held.

The preliminary assessment of the fair value of the contingent acquisition consideration payments on the acquisition date was $269.9 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions included a range of rates between 0.4% and 1.2% as interpolated from the U.S. Treasury constant maturity yield curve over the time frame of anticipated milestones.  See “— Note 8. Assets and Liabilities Measured at Fair Value”, for additional discussion regarding fair value measurements of the contingent acquisition consideration payable.

For additional information, see “— Note 5. Goodwill and Intangible Assets.”

The allocation of the purchase price accounting is preliminary as the Company has not yet completed its analysis of estimating the fair value of the assets and liabilities acquired. The following table presents the preliminary allocation of the purchase consideration, including the contingent acquisition consideration payable, based on fair value:

(in thousands)
Upfront cash payments	$141,060
Upfront equity payments	82,845
Contingent acquisition consideration payable	269,884
Total consideration	493,789
Property, plant and equipment, net	55
Intangible assets—In-process Research and Development (“IPR&D”)	495,810
Total identifiable assets acquired	495,865
Deferred tax liability	(198,027)
Total liabilities assumed	(198,027)
Net identifiable assets acquired	297,838
Goodwill	195,951
Net assets acquired	$493,789

A substantial portion of the assets acquired consisted of intangible assets related to Zorblisa. The Company determined that the estimated acquisition-date fair values of the indefinite lived IPR&D related to the Zorblisa was $495.8 million. The Company is still in the process of valuing the assets acquired and liabilities assumed; therefore the allocation of the acquisition consideration is subject to change.

The $198.0 million of deferred tax liabilities relates to the tax impact of future amortization or possible impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes. The goodwill results from the recognition of the deferred tax liability on the intangible assets as well as synergies expected from the acquisition and other benefits that do not qualify for separate recognition as acquired intangible assets. None of the goodwill is expected to be deductible for income tax purposes. The Company recorded the goodwill in the consolidated balance sheet as of the acquisition date.

The Company recognized $2.8 million of acquisition-related transaction costs in selling, general and administrative expenses during 2015, which consisted primarily of consulting and legal fees related to the acquisition.

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company and Scioderm as if the acquisition had occurred as of January 1, 2015. The unaudited pro forma consolidated financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition been completed as of January 1, 2015. In addition, the unaudited pro forma consolidated financial information does not attempt to project the future results of operations of the Company combined with Scioderm.

There were no revenues reported for Scioderm during the three and nine months ended September 30, 2015.  There were no nonrecurring adjustments in the Pro Forma Scioderm results for the three and nine months ended September 30, 2015.

	Nine months ended September 30,
Unaudited Pro Forma Consolidated Information:	2015	2014
( in thousands)
Revenue	$—	$1,224
Net loss	$(99,300)	$(54,167)

Acquisition of Callidus Biopharma, Inc.

In November 2013, the Company acquired Callidus a privately-held biologics company focused on developing best-in-class ERTs for LSDs with its lead ERT ATB200 for Pompe disease in late preclinical development. The acquisition of the Callidus assets and technology complements Amicus’ CHART platform for the development of next generation ERTs.

In consideration for the merger, the Company agreed to issue an aggregate of 7.2 million shares of its common stock, par value $0.01 per share, to the former stockholders of Callidus.  In addition, the Company will be obligated to make additional payments to the former stockholders of Callidus upon the achievement by the Company of certain clinical milestones of up to $35 million and regulatory approval milestones of up to $105 million as set forth in the Merger Agreement, provided that the aggregate consideration shall not exceed $130 million.  The Company may, at its election, satisfy certain milestone payments identified in the Merger Agreement aggregating $40 million in shares of its Common Stock (calculated based on a price per share equal to the average of the last closing bid price per share for the Common Stock on The NASDAQ Global Select Market for the ten (10) trading days immediately preceding the date of payment).  The milestone payments not permitted to be satisfied in Common Stock (as well as any payments that the Company is permitted to, but chooses not to, satisfy in Common Stock), as a result of the terms of the Merger Agreement, the rules of The NASDAQ Global Select Market, or otherwise, will be paid in cash.

The fair value of the contingent acquisition consideration payments on the acquisition date was $10.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions included a discount rate of 11.5% and various probability factors.  As of September 30, 2015, the range of outcomes and assumptions used to develop these estimates has changed to better reflect the probability of certain milestone outcomes.  (see “— Note 8. Assets and Liabilities Measured at Fair Value”, for additional discussion regarding fair value measurements of the contingent acquisition consideration payable).  The Company determined the fair value of the contingent consideration to be $13.1 million at September 30, 2015, of which $5.3 million is payable in the next twelve months, resulting in an increase in the contingent consideration payable and related expense of $1.3 million and $2.4 million for three and  nine months ended September 30, 2015, respectively. The expense is recorded as part of operating expense in the Consolidated Statement of Operations. For further information, see “— Note 5. Goodwill & — Note 6. Intangible Assets.”

Note 5.   Goodwill and Intangible Assets

In connection with the acquisitions discussed in “—Note 4. Acquisitions, the Company has recognized goodwill of $207.6 million.  The following table represents the changes in goodwill for the nine months ended September 30, 2015:

(in millions)
Balance at December 31, 2014	$11.6
Goodwill related to the acquisition of Scioderm (See Note 4)	196.0
Balance at September 30, 2015	$207.6

In connection with the acquisitions discussed in “—Note 4. Acquisitions,” the Company recognized IPR&D of $518.8 million.  Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts.  The following table represents the changes in IPR&D for the nine months ended September 30, 2015 (in thousands):

(in millions)
Balance at December 31, 2014	$23.0
IPR&D related to the acquisition of Scioderm (See Note 4)	495.8
Balance at September 30, 2015	$518.8

During the 2014 impairment assessment, it was determined that the goodwill and intangible assets had not been impaired and there were no changes to these balances in 2014. Goodwill and intangible assets are assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. For the nine months ended September 30, 2015, there were no indicators of impairment.

Note 6.   Related Party Transaction

During September 2015, the Company was in the process of negotiating a finance arrangement with Redmile Capital Fund, LP and certain of its affiliates (collectively, “Redmile”). The Company received the proceeds related to the arrangement of $50.0 million cash on September 28, 2015 and has recorded this liability on the balance sheet as “Due to related party” as of September 30, 2015. As discussed in “—Note 14. Subsequent Events” the Company completed the transaction on October 1, 2015. As of September 30, 2015, Redmile beneficially owned approximately 5% of the Company’s outstanding shares of common stock.

Note 7.   Stockholders’ Equity

Common Stock and Warrants

As of September 30, 2015, the Company was authorized to issue 250 million shares of common stock. Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.

In September 2015, the Company acquired Scioderm through a cash and stock transaction. As part of the acquisition, the Company paid holders of Scioderm an amount equal to $223.9 million, of which approximately $141.1 million was paid in cash and approximately $82.8 million was paid through the issuance of 5.9 million newly issued shares. The Company agreed to pay up to an additional $361 million upon achievement of certain clinical and regulatory milestones, and $257 million to Scioderm shareholders, option holders and warrant holders upon achievement of certain sales milestones.

In June 2015, the Company issued a total of 19.5 million shares through a public offering at a price of $13.25 per share, with net proceeds of $243.0 million. The Company expects to use the net proceeds of the offering for investment in the global commercialization infrastructure for Galafold for Fabry disease, the continued clinical development of its product candidates and for other general corporate purposes.

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

Deferred compensation amounts under the Deferral Plan as of September 30, 2015 were approximately $0.5 million, as compared to $0.1 million on December 31, 2014 and are included in other long-term liabilities. As of December 31, 2014, the amounts deferred under the Deferral Plan had not been invested and the investments were subsequently made in the nine months ended September 30, 2015.  Deferral Plan assets as of September 30, 2015 were $0.5 million and are classified as trading securities. The Deferred Plan assets are recorded at fair value with changes in the investments’ fair value recognized in the period they occur. During the three and nine months ended September 30, 2015, income from the investments was $1 thousand and $8 thousand respectively and unrealized loss was $54 thousand and $64 thousand respectively.

Equity Incentive Plan

Stock Option Grants

The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Expected stock price volatility	74.4%	81.0%	75.4%	81.3%
Risk free interest rate	1.7%	1.9%	1.7%	1.9%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

A summary of the Company’s stock options for the nine months ended September 30, 2015 is as follows:

	Number of Shares ( in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ( in millions)

Balance at December 31, 2014	10,020.7	$5.02
Options granted	3,609.2	$11.75
Options exercised	(1,954.3)	$5.49
Options forfeited	(101.4)	$5.71
Balance at September 30, 2015	11,574.2	$7.03	7.5 years	$81.9
Vested and unvested expected to vest September 30, 2015	10,660.2	$6.86	7.4 years	$77.1
Exercisable at September 30, 2015	5,302.8	$5.78	5.9 years	$43.6

As of September 30, 2015, the total unrecognized compensation cost related to non-vested stock options granted was $24.7 million and is expected to be recognized over a weighted average period of 3.2 years.

Restricted Stock Units

A summary of non-vested Restricted Stock Units (“RSU”) activity under the Plan for the nine months ended September 30, 2015 is as follows:

	Number of Shares ( in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value ( in millions)

Non-vested units as of December 31, 2014	955	$2.28
Granted	210	$12.94
Vested	(417)	$10.90
Forfeited	—	$—
Non-vested units as of September 30, 2015	748	$5.26	1.0	$6.3
Non-vested units expected to vest at September 30, 2015	748	$5.26	1.0	$6.3

For the nine months ended September 30, 2015, 0.4 million of the RSUs vested and all non-vested units are expected to vest over their normal term. The total fair value of RSUs that vested and were released in the nine months ended September 30, 2015 was $4.6 million.

As of September 30, 2015, there was $2.7 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of 1.0 year.

Compensation Expense Related to Equity Awards

The following table summarizes information related to compensation expense recognized in the statements of operations related to the equity awards (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Equity compensation expense recognized in:
Research and development expense	$1,232	$698	$3,224	$1,950
General and administrative expense	1,505	953	3,705	2,448
Total equity compensation expense	$2,737	$1,651	$6,929	$4,398

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

Cash, Money Market Funds and Marketable Securities

The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date.  The Company considers its investments in marketable securities as available-for-sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended September 30, 2015.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and nine months ended September 30, 2015.

Success Fee Payable

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

Contingent Consideration Payable

The contingent consideration payable resulted from acquisition of Scioderm and Callidus, as discussed in “—Note 4. Acquisitions.” Our most recent valuation was determined using a probability weighted discounted cash flow valuation approach. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied.

Significant assumptions used in the Scioderm preliminary valuation include (i) SD-101 clinical forecasts (ii) the probability and timing related to the achievement of certain developmental milestones and (iii) the discount rate which is a measure of the credit risk associated with settling the liability.  The discount rate used was a range of rates between 0.4 and 1.2% as interpolated from the U.S. Treasury constant maturity yield curve over the time frame of anticipated milestone payments.  The probability of achievement of clinical milestones is at 70% with milestone payments ranging from $0 to $269.9 million.  The valuation will be performed quarterly. Gains and losses are included in the statement of operations.  There is no assurance that any of the conditions for the milestone payments will be met.

Significant assumptions used in the Callidus valuation include (i) ATB200 clinical forecasts (ii) the probability and timing related to the achievement of certain developmental milestones and (iii) the discount rate of 11.5% which is a measure of the credit risk associated with settling the liability.  The probability of achievement of clinical milestones ranged from 24% to 95% with milestone payment outcomes ranging from $0 to $81 million.  The valuation is performed quarterly. Gains and losses are included in the statement of operations.  There is no assurance that any of the conditions for the milestone payments will be met.

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

The following table shows the change in the balance of contingent consideration payable for the three and nine months ended September 30, 2015 and 2014 respectively:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Balance, beginning of the period	$11,800	$10,800	$10,700	$10,600
Additions, from business acquisitions	269,884	—	269,884	—
Unrealized change in fair value change during the period, included in Statement of Operations	1,300	(600)	2,400	(400)

Balance, end of the period	$282,984	$10,200	$282,984	$10,200

Deferred Compensation Plan- Investment and Liability

As disclosed in “—Note 7. Stockholders’ Equity”, the Deferral Plan provides certain key employees and members of the Board of Directors with an opportunity to defer the receipt of such participant’s base salary, bonus and director’s fees, as applicable. Deferral Plan assets as of September 30, 2015 were $0.5 million, are classified as trading securities and recorded at fair value with changes in the investments’ fair value recognized in the period they occur. The asset investments consist of market exchanged mutual funds. During the three and nine months ended September 30, 2015, the unrealized loss was $54 thousand and $64 thousand respectively.  The Company considers its investments in marketable securities, as available-for-sale and classifies these assets and related liability within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities.

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of September 30, 2015, are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/ money market funds	$19,439	$—	$19,439
Corporate debt securities	—	127,650	127,650
Commercial paper	—	104,498	104,498
Certificate of deposit	—	350	350
Deferred compensation plan assets	—	532	532
	$19,439	$233,030	$252,469

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	—	—	282,984	282,984
Deferred compensation plan liability	—	541	—	541
	$—	$541	$282,984	$283,525

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

Note 9.   Short-Term Borrowings and Long-Term Debt

In December 2013, the Company entered into a credit and security agreement with a lending syndicate consisting of MidCap Funding III, LLC, Oxford Finance LLC, and Silicon Valley Bank. The Company drew $15 million of the aggregate principal amount which bore interest at a rate per annum fixed at 8.5%.  The Company made interest-only payments on the Term Loan from January 1, 2014. In June 2015, the Company paid off the outstanding balance of the term loan and in connection with this repayment the Company also paid a $0.4 million exit fee and a $0.4 million success fee due to the successful acceptance of the MAA in June 2015. The net loss on extinguishment of the debt was $1.0 million and is included in the statement of operations for the nine months ended September 30, 2015.

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

For the three and nine months ended September 30, 2014, the Company recognized $0.3 and $1.2 million, respectively, in Research Revenue for work performed under the cost sharing arrangement of the Biogen Agreement.

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

The following table summarizes the restructuring charges and utilization for the nine months ended September 30, 2015 (in thousands):

	Balance as of December 31, 2014	Charges	Cash Payments	Adjustments	Balance as of September 30, 2015
Facilities consolidation	$283	$—	$(171)	$44	$156

Note 12.  Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Historical
Numerator:
Net loss attributable to common stockholders	$(37,800)	$(17,149)	$(89,222)	$(47,706)

Denominator:
Weighted average common shares outstanding — basic and diluted	$118,724,882	$78,889,346	$104,885,956	$70,216,251

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

	As of September 30,
	2015	2014
Options to purchase common stock	11,574	10,329
Outstanding warrants, convertible to common stock	—	1,600
Unvested restricted stock units	748	955
Total number of potentially issuable shares	12,322	12,884

Note 13. Commitments and Contingencies

Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat.  The plaintiffs seek, among other things, damages for purchasers of the Company’s common stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants. The Company anticipates that these lawsuits will be consolidated into a consolidated action.

This lawsuit and any other related lawsuits are subject to inherent uncertainties and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain and the Company could be forced to expend significant resources in the defense of this suit, and the Company may not prevail. The Company is not currently able to estimate the possible cost to it from this matter, as this lawsuit is currently at an early stage and the Company cannot ascertain how long it may take to resolve this matter. The Company believes that it has meritorious defenses and intends to defend this lawsuit vigorously.

Note 14.  Subsequent Events

On October 1, 2015, the Company entered into a Note and Warrant Purchase Agreement with Redmile Capital Fund, LP and certain of its affiliates (“Redmile”) set forth in the Purchase Agreement, whereby it sold, on a private placement basis, (a) $50.0 million aggregate principal amount of its unsecured promissory notes and (b) 1,349,998 warrants that have a term of five-years. The payment terms under the purchase agreement contains two installments, the first $15.0 million in October 2017 and the balance $35.0 million in October 2020. Interest is payable at 4.1% on a monthly basis over the term of the loan. The promissory notes are recorded as due to related party on the Consolidated Balance Sheet. The Company is in the process of evaluating the accounting treatment for the debt and the warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of advanced therapies to treat a range of devastating rare and orphan diseases. Our lead product candidate is a small molecule that can be used as a monotherapy and in combination with enzyme replacement therapy (“ERT”) for Fabry disease.  SD-101 (“Zorblisa”), a product candidate in late-stage development, is a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis Bullosa (“EB”). We are also leveraging our biologics and Chaperone-Advanced Replacement Therapy (CHART™) platform technologies to develop next-generation ERT products for Fabry, Pompe and other lysosomal storage disorders (“LSDs”). We believe that our platform technologies and our advanced product pipeline uniquely position us at the forefront of advanced therapies to treat a range of devastating rare and orphan diseases.

Our personalized medicine approach consists of an oral small molecule pharmacological chaperone monotherapy that is designed to bind to and stabilize a patient’s own endogenous target protein. Patients with “amenable mutations” may respond based on their genetics.  Our CHART, platform combines chaperones with ERTs independent of a patient’s own genetics. In each CHART program, a unique pharmacological chaperone is designed to bind to a specific therapeutic (exogenous) enzyme, stabilizing the enzyme in its properly folded and active form. This may allow for enhanced tissue uptake, greater lysosomal activity, more reduction of substrate, and the potential for lower immunogenicity.

Our Fabry franchise strategy is to develop the pharmacological chaperone migalastat for all patients with Fabry disease - as a monotherapy for patients with amenable mutations (“Galafold”) and in combination with ERT for all other patients. We are also developing the proprietary and novel topical therapy Zorblisa for the treatment of skin blistering and lesions associated with all major subtypes of EB.

Galafold for Fabry Disease

We have completed two Phase 3 global registration studies (Study 011 and Study 012) of Galafold. We have reported Phase 3 data in both treatment-naïve patients (“Study 011” or “FACETS”) and ERT switch patients (“Study 012” or “ATTRACT”). Positive results from these studies have shown that treatment with Galafold has resulted in reductions in disease substrate, stability of kidney function, reductions in cardiac mass, and improvement in gastrointestinal symptoms in patients with amenable mutations.

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

Results from this subgroup analysis further support use of the GLP HEK assay in predicting responsiveness to Galafold. Following a Type C Meeting with the U.S. Food and Drug Administration (“FDA”), we revised the Statistical Analysis Plan to pre-specify the primary analysis at month 12 as mean change in interstitial capillary GL-3 in patients with GLP HEK amenable mutations.

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

Following the MAA validation, the Company is also initiating the regulatory submission process in several additional geographies. In the United States, we plan to continue to work with the FDA to identify the optimal U.S. approval pathway for migalastat, and anticipate providing a regulatory update in the first half of 2016.

Zorblisa for Epidermolysis Bullosa Disease

Amicus is currently enrolling a Phase 3 study to evaluate Zorblisa in patients with all three major subtypes of Epidermolysis Bullosa “EB” (Simplex, Recessive Dystrophic (RDEB) and Junctional [non-Herlitz]). Based on promising Phase 2 clinical data in EB patients, Zorblisa became the one of the first biotech drugs in 2013 to receive Breakthrough Therapy Designation by the (FDA) for the treatment of patients with EB. Zorblisa also has orphan drug designation from the FDA and EMA.

In individuals with EB, Zorblisa has shown acceleration in wound healing and closure of chronic wounds in a double-blind, randomized, placebo-controlled, dose-response Phase 2 study (SD-003) evaluating the efficacy and safety of different dosage strengths of Zorblisa.

Migalastat Combination Programs for Fabry Disease

We are developing migalastat in combination with ERT for fabry patients who do not have amenable mutations and cannot take monotherapy. We are developing a novel Fabry ERT cell-line and preclinical proof-of-concept studies co-formulating our Fabry ERT with migalastat will begin this quarter. As our internal novel ERT for Fabry has continued to advance, we plan to focus exclusively on this proprietary cell line for co-formulation with migalastat and no longer plan to conduct a co-administration study with commercially available ERT.  We believe that further development of our own proprietary Fabry ERT represents the fastest and best path for bringing a novel therapy and meaningful improvements to Fabry patients with non-amenable mutations. We previously completed an open-label Phase 2 safety and pharmacokinetics study (“Study 013”) that investigated two oral doses of migalastat (150 mg and 450 mg) co-administered with agalsidase beta or agalsidase alfa in males with Fabry disease.  Unlike Study 011 and Study 012, patients in Study 013 were not required to have alpha-Gal A mutations amenable to chaperone therapy because, when co-administered with ERT, migalastat is designed to bind to and stabilize the exogenous enzyme in the circulation in any patient receiving ERT. Each patient received their current dose and regimen of ERT at one infusion. A single oral dose of migalastat (150 mg or 450 mg) was co-administered two hours prior to the next infusion of the same ERT at the same dose and regimen. Preliminary results from Study 013 showed increased levels of active alpha-Gal A enzyme levels in plasma and skin following co-administration compared to ERT alone.

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

Acquisition of Scioderm, Inc.

In September 2015, we acquired Scioderm, Inc., (“Scioderm”), which strengthens our pipeline significantly with the addition of a novel, late-stage, proprietary topical cream and potential first-to-market therapy for EB (SD-101). This investigational product was granted FDA breakthrough therapy designation in 2013 based on results from Phase 2 studies for the treatment of lesions in patients suffering with EB. SD-101 is currently being investigated in a Phase 3 study to support global regulatory submissions and was the first-ever treatment in EB clinical studies to show improvements in wound closure across all major EB subtypes.

As part of the merger agreement, we paid Scioderm shareholders, option holders and warrant holders approximately $223.9 million, of which approximately $141.1 million was paid in cash and approximately $82.8 million was paid through the issuance of 5.9 million Amicus shares. We have agreed to pay up to an additional $361 million to Scioderm shareholders, option holders and warrant holders upon achievement of certain clinical and regulatory milestones and $257 million to Scioderm shareholders, option holders and warrant holders upon achievement of certain sales milestones. If Zorblisa is approved, EB qualifies as a rare pediatric disease and Amicus will request a Priority Review Voucher. If the Priority Review Voucher is obtained and subsequently sold, we will pay Scioderm shareholders, option holders and warrant holders the lesser of $100 million in the aggregate or 50% of the proceeds of such sale.

Acquisition of Callidus Biopharma, Inc.

In November 2013, we entered into a merger agreement with Callidus Biopharma, Inc. (“Callidus”), a privately held biotechnology company. Callidus was engaged in developing a next-generation Pompe ERT and complementary enzyme targeting technologies.

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

Critical Accounting Policies, Significant Judgments and Estimates and Business Combinations

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

There were no significant changes during the quarter ended September 30, 2015 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
Projects	2015	2014	2015	2014
Third party direct project expenses

Monotherapy Studies
Galafold™ (Fabry Disease — Phase 3)	$3,798	$3,141	$11,736	$8,961

Combination (CHART) Studies
ATB200 + chaperone (Pompe Disease - Preclinical)	7,523	2,455	15,503	4,080
Migalastat + chaperone (Fabry Disease — Preclinical)	461	284	1,587	902

Neurodegenerative Diseases (Preclinical)	3	35	6	265
Total third party direct project expenses	11,785	5,915	28,832	14,208

Other project costs (1)
Personnel costs	6,598	4,361	18,133	12,811
Other costs (2)	2,588	1,773	7,353	5,000
Total other project costs	9,186	6,134	25,486	17,811
Total research and development costs	$20,971	$12,049	$54,318	32,019

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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Expected stock price volatility	74.4%	81.0%	75.4%	81.3%
Risk free interest rate	1.7%	1.9%	1.7%	1.9%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

Restricted Stock Units

In 2014 and 2015, the Compensation Committee made awards of restricted stock units (“RSUs”) to certain employees of the Company.  The RSUs were awarded under the Plan and are generally subject to graded vesting and are contingent on an employee’s continued service on such date.  RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

In April 2014, our Board of Director approved the Company’s Restricted Stock Unit Deferral Plan (the “Deferred Compensation Plan”), which provides selected employees with an opportunity to defer receipt of RSUs until the first to occur of termination of the employee’s employment or a date selected by the employee.  Any RSUs deferred under the Deferred Compensation Plan would be fully vested once the original vesting conditions of the RSUs were satisfied. For the nine months ended September 30, 2015, 0.4 million RSU’s have vested.

Warrants

The warrants issued in connection with our November 2013 securities and purchase agreement (“SPA”) were classified as equity. As part of the SPA, a total of 7.5 million common shares and 1.6 million warrants were issued at $2.00 per share, for total cash received of $15 million. The warrants were included in stockholder’s equity and were initially measured at fair value of $1.0 million using the Black Scholes valuation model. These warrants were fully exercised in June 2015 resulting in net proceeds of $4.0 million during the second quarter of 2015.

On October 1, 2015, we entered into a Note and Warrant Purchase Agreement with Redmile Capital Fund, LP and certain of its affiliates (“Redmile”) set forth in the Purchase Agreement, whereby we sold, on a private placement basis, (a) $50.0 million aggregate principal amount of unsecured promissory notes and (b) 1,349,998 warrants that have a term of five-years. The promissory notes are recorded as due to related party on the Consolidated Balance Sheet. We are in the process of evaluating the accounting treatment for the debt and the warrants.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue.  In September 2013, we entered into a collaboration agreement with Biogen to discover, develop and commercialize novel small molecules for the treatment of Parkinson’s disease. This collaboration was ended in September 2014. For the three months ended September 30, 2015 and 2014, we recognized $0 and $0.3 million, respectively as Research Revenue for reimbursed research and development costs.

Research and Development Expense.  Research and development expense was $21.0 million during the three months ended September 30, 2015, representing an increase of $9.0 million or 75% from $12.0 million for the three months ended September 30, 2014. The increase in research and development costs was due primarily to increases in contract research and manufacturing, as well as increase in personnel costs of $2.2 million. Contract manufacturing increased by $5.3 million and contract research by $0.6 million arising from the timing of studies and changes in research plans. These research plans included increased spending in the ATB200 + chaperone program, migalastat + chaperone program and the Galafold program.

General and Administrative Expense.  General and administrative expense was $15.4 million for the three months ended September 30, 2015, representing an increase of $10.1 million or 190.6% from $5.3 million for the three months ended September 30, 2014. The increase was due to consulting fees of $4.3 million, personnel costs of $2.6 million, legal fees related to acquisition of $1.0 million and recruitment fees of $0.8 million. Included within this increase was $4.9 million related to pre-commercial organization costs.

Changes in Fair Value of Contingent Consideration Payable. For the three months ended September 30, 2015, we recorded expense of $1.3 million representing an increase of $1.9 million or 316.7% from the $0.6 million of gain for the three months ended September 30, 2014.  Changes in the fair value of contingent acquisition consideration payable result from updates to the estimated probability of achievement, assumed timing of milestones and adjustments to the discount periods and rates.

Restructuring Charges. Increase to the restructuring expense was $7 thousand for three months ended September 30, 2015 as compared to $15 thousand for the three months ended September 30, 2014, and was due to the change in fair value of future minimum lease payments.

Depreciation.  Depreciation expense was $0.4 million for the three months ended September 30, 2015 and for the three months ended September 30, 2014.

Interest Income. Interest income was $0.3 million for the three months ended September 30, 2015, representing an increase of $0.2 million from $0.1 million for the three months ended September 30, 2014.  The increase in interest income was due to the overall higher average cash and investment balances as a result of our financing transactions.

Interest Expense.  Interest expense was approximately $17 thousand for the three months ended September 30, 2015, as compared to $377 thousand for the three months ended September 30, 2014. The interest expense for the three months September 30, 2014 was incurred on the $15 million loan secured in December 2013 that was paid in June 2015.

Other Income/Expense.  Other income/expenses for the three months ended September 30, 2015 and September 30, 2014 was $54 thousand and $11 thousand, respectively. The change primarily included fair value changes to deferred compensation assets and fair value changes of the success fee payable related to the $15 million loan. The $15 million term loan was paid in full during the second quarter of 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue.  In September 2013, we entered into a collaboration agreement with Biogen to discover, develop and commercialize novel small molecules for the treatment of Parkinson’s disease. This collaboration was ended in September 2014. For the nine months ended September 30, 2015 and 2014, we recognized $0 and $1.2 million, respectively, as Research Revenue for reimbursed research and development costs.

Research and Development Expense.  Research and development expense was $54.3 million during the nine months ended September 30, 2015, representing an increase of $22.3 million or 69.7% from $32.0 million for the nine months ended September 30, 2014. The increase in research and development costs was due primarily to increases in contract research and manufacturing, as well as increase in personnel costs of $5.3 million. Contract manufacturing increased by $10.2 million and contract research increased by $4.9 million arising from the timing of studies and changes in research plans. These research plans included increased spending in the ATB200 + chaperone program, migalastat + chaperone program and the Galafold program.

General and Administrative Expense.  General and administrative expense was $30.1 million for the nine months ended September 30, 2015, representing an increase of $14.9 million or 98.0% from $15.2 million for the nine months ended September 30, 2014. The increase was due to consulting fees of $5.9 million, personnel costs of $4.2 million, recruitment of $2.1 million and legal fees related to acquisition of $1.0 million. Included within this increase was $8.1 million related to pre-commercial organization costs.

Changes in Fair Value of Contingent Consideration Payable. For nine months ended September 30, 2015, we recorded expense of $2.4 million representing an increase of $2.8 million or 700% from $0.4 million of gain for the nine months ended September 30, 2014.  Changes in the fair value of contingent acquisition consideration payable result from updates to the estimated probability of achievement or assumed timing of milestones and adjustments to the discount periods and rates.

Loss from extinguishment of debt: We recognized a loss of $1.0 million for the nine months ended September 30, 2015 arising from the early extinguishment of the $15 million secured loan.  No such loss was recorded in the nine months ended September 30, 2014.

Restructuring Charges. Increase to the restructuring expense was $44 thousand for nine months ended September 30, 2015 as compared to a reduction in expense of $74 thousand for the nine months ended September 30, 2014 and was due to the change in fair value of future minimum lease payments.

Depreciation.  Depreciation expense was $1.3 million for the nine months ended September 30, 2015, representing an increase of $0.1 million or 8.3% as compared to $1.2 million for the nine months ended September 30, 2014. The change was due to an increase in the amount of property, plant and equipment.

Interest Income. Interest income was $0.6 million for the nine months ended September 30, 2015, representing an increase of $0.5 million or 500% from $0.1 million for the nine months ended September 30, 2014.  The increase in interest income was due to the overall higher average cash and investment balances as a result of our financing transactions.

Interest Expense.  Interest expense was approximately $0.7 million for the nine months ended September 30, 2015, representing a decrease of $0.4 million or 36.4% from $1.1 million for the nine months ended September 30, 2014. The interest expense was lower due to the early retirement of the $15 million secured loan.

Other Expenses.  Other expenses for the nine months ended September 30, 2015 included charges of $93 thousand as compared to $30 thousand for the nine months ended September 30, 2014. The change was primarily from fair value changes of the success fee payable, related to the $15 million secured loan and from fair value changes to deferred compensation assets.

Liquidity and Capital Resources

Source of Liquidity

In June 2015, the Company issued a total of 19.5 million shares through a public offering at a price of $13.25 per share. The offering generated gross proceeds of $258.8 million. After deducting underwriting fees of $15.5 million and other offering expenses of $0.2 million, which included legal fees, the net proceeds of the offering were approximately $243.0 million. The Company expects to use the net proceeds of the offering for investment in the global commercialization infrastructure for Galafold (migalastat) for Fabry disease, the continued clinical development of its product candidates and for other general corporate purposes.

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

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $576.4 million of gross proceeds from our stock offerings, $130.0 million from investments by collaborators and non-refundable license fees from those collaborations.

In December 2013, we entered into a credit and security agreement with a lending syndicate which provided an aggregate of $25 million credit available.  We drew $15 million of the aggregate principal amount in December 2013 and paid the outstanding balance of the loan in the second quarter of 2015.

During September 2015, we were in the process of negotiating a finance arrangement with Redmile Capital Fund, LP and certain of its affiliates (collectively, “Redmile”). We received the proceeds related to the arrangement of $50.0 million cash on September 28, 2015.

As of September 30, 2015, we had cash and cash equivalents and marketable securities of $251.9 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operating Activities

Net cash used in operations for the nine months ended September 30, 2015 was $64.6 million, due primarily to the net loss for the nine months ended September 30, 2015 of $89.2 million and non-cash items such as stock based compensation of $6.9 million, the change in fair value of the contingent consideration of $2.4 and the loss on the extinguishment of debt of $1.0 million.  In addition there was change in operating assets and liabilities of $12.9 million. The change in operating assets and liabilities was due to an increase in accrued expenses of $14.1 million, in prepaid assets of $0.7 million and in other non-current assets of $0.5 million.

Net cash used in operations for the nine months ended September 30, 2014 was $37.2 million, due primarily to the net loss for the nine months ended September 30, 2014 of $47.7 million and the change in operating assets and liabilities of $5.3 million. The change in operating assets and liabilities consisted of a decrease in receivables from collaboration agreements of $0.8 million; a decrease of $3.4 million in prepaid assets primarily related to Net Operating Loss (“NOL”) receivable; an increase in accounts payable and accrued expenses of $1.2 million, mainly related to program expenses as well as reclass of success fee from noncurrent liability to a current liability.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $230.8 million.  Net cash used in investing activities reflects $220.9 million for the purchase of marketable securities, $141.1 million paid to the former Scioderm shareholders as part of the Scioderm acquisition, $2.2 million for the acquisition of property and equipment, partially offset by $133.4 million for the sale and redemption of marketable securities.

Net cash used in investing activities for the nine months ended September, 2014 was $27.3 million. Net cash used in investing activities reflects $75.1 million for the purchase of marketable securities and $0.2 million for the acquisition of property and equipment, partially offset by $48.0 million from the sale and redemption of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $290.7 million. Net cash provided by financing activities reflects $243.0 million from issuance of common stock, $50.0 million from proceeds from debt with Redmile Group, $10.7 million from exercise of stock options and $4.0 million from exercise of warrants, partially offset by $15.3 million from paying the secured loan and $1.7 million from vesting of RSU.

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

•                  the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates including those testing the use of pharmacological chaperones co-formulated and co-administered with ERT for the treatment of lysosomal storage disorders;

•                  the future results of on-going or later clinical trials for Zorblisa, including our ability to obtain regulatory approvals and commercialize Zorblisa and market acceptance of Zorblisa;

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

•                  our ability to successfully incorporate Scioderm and its products and technology into our business, including the possibility that the expected benefits of the transaction will not be fully realized by us or may take longer to realize than expected; and

•                  our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.

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

As part of the merger agreement with Scioderm, we have agreed to pay up to an additional $361 million to Scioderm shareholders, option holders and warrant holders upon achievement of certain clinical and regulatory milestones and $257 million to Scioderm shareholders, option holders and warrant holders upon achievement of certain sales milestones. If Zorblisa is approved, EB qualifies as a rare pediatric disease and Amicus will request a Priority Review Voucher. If the Priority Review Voucher is obtained and subsequently sold, we will pay Scioderm shareholders, option holders and warrant holders the lesser of $100 million in the aggregate or 50% of the proceeds of such sale.

As part of the acquisition of Callidus, we will be obligated to make additional payments to the former stockholders of Callidus upon the achievement by the Company of certain clinical milestones of up to $35 million and regulatory approval milestones of up to $105 million as set forth in the merger agreement, provided that the aggregate consideration shall not exceed $130 million. We may, at our election, satisfy certain milestone payments identified in the merger agreement aggregating $40 million in shares of its Common Stock (calculated based on a price per share equal to the average of the last closing bid price per share for the Common Stock on The NASDAQ Global Select Market for the ten (10) trading days immediately preceding the date of payment).  The milestone payments not permitted to be satisfied in Common Stock (as well as any payments that the Company is permitted to, but chooses not to, satisfy in Common Stock), as a result of the terms of the merger agreement, the rules of The NASDAQ Global Select Market, or otherwise, will be paid in cash.

To date, we have not made any royalty payments on sales of our products.

Recent Accounting Pronouncements

Please refer to “—Note 2. Summary of Significant Accounting Policies,” in our Notes to Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities.  We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk.  The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk.  We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.  At September 30, 2015, we held $251.9 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on the fair value of our investments.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for the District of New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat.  The plaintiffs seek, among other things, damages for purchasers of the Company’s common stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants.  The Company anticipates that these lawsuits will be consolidated into a consolidated action.

We believe that we have meritorious defenses and intend to defend the lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of this lawsuit and we may not prevail.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and on Form 10-Q for the period ended June 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2015:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2015 – July 31, 2015	4,544	$14.10	—	7,956
August 1, 2015 - August 31, 2015	—	—	—	—
September 1, 2015 – September 30, 2015	—	—	—	—
Total	4,544		—	7,956

Pursuant to a restricted stock award dated April 10, 2014 between Amicus Therapeutics and certain employee recipients, certain employees were granted restricted stock units (“RSU”). The RSU’s vested in July 2015 and the remainder will vest in December 2015, subject generally to the employee’s continued employment with the Company.  In order to comply with the minimum statutory federal tax withholding rate of 25%, 1.45% for Medicare plus 6.2% for Social Security where applicable, and state tax withholding of 9.9%, the employees surrendered to us a portion of their vested shares on the vesting date, representing between 36.36-42.56% of the total value of the shares then vested.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

1.1(1)

Underwriting Agreement dated June 11, 2015, by and amount Amicus Therapeutics, Inc., J.P. Morgan Securities LLC and Goldman, Sachs & Co., as representatives of the several underwriters set forth on Schedule I thereto.

2.1(2)	Agreement and Plan of Merger by and among Amicus Therapeutics, Inc., Titan Merger Sub Corp., Scioderm, Inc. and Fortis Advisors LLC, as Shareholders’ Agent.

2.2(3)

Amendment to Agreement and Plan of Merger, dated September 30, 2015, by and among Amicus Therapeutics, Inc., Titan Merger Sub Corp., Scioderm, Inc., Fortis Advisors LLC, as Shareholders’ Agent and certain Shareholders of Scioderm, Inc.

3.1(4)	Restated Certificate of Incorporation

3.2(5)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended.

3.3 (6)	Amended and Restated By-laws

10.1 (7)

First Amendment to Credit and Security Agreement, dated April 27, 2015 by and among Amicus Therapeutics, Inc. and the other entities shown as signatories thereto as a Borrower, the financial institutions or other entities from time to time parties as lenders, and Midcap Funding III Trust, as agent.

10.2 (8)	First Amendment to Lease, dated September 9, 2015, by and between Cedar Brook 3 Corporate Center, L.P. and Amicus Therapeutics, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from this Quarterly Report on Form 10-Q for the three months ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on June 12, 2015.

(2)	Incorporated by reference to Exhibit 2,1 to our Current Report on Form 8-K filed on September 3, 2015.

(3)	Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on September 30, 2015.

(4)	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 5, 2015.

(5)	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 5, 2015.

(6)	Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1.

(7)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 28, 2015.

(8)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 9, 2015.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date: November 4, 2015	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2015	By:	/s/ William D. Baird III
William D. Baird III
Chief Financial Officer
(Principal Financial Officer)

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from this Quarterly Report on Form 10-Q for the three months ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.