Form 10-K
period 2015-12-31
AMICUS THERAPEUTICS INC
filed 2016-02-29
CIK 1178879

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

         The aggregate market value of the 102,662,119 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on The NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2015) was approximately $1,452,668,984. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 10% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

         As of February 12, 2016, there were 125,211,393 shares of common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant's 2016 Annual Meeting of Stockholders which is to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        The forward-looking statements in this annual report on Form 10-K include, among other things, statements about:

  •
  the progress and results of our clinical trials of our drug candidates, including our pharmacological chaperone migalastat HCl;

  •
  the cost of manufacturing drug supply for our clinical and preclinical studies, including the significant cost of new Fabry enzyme replacement therapy ("ERT") cell line development and manufacturing as well as the cost of manufacturing Pompe ERT;

  •
  the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates including those testing the use of pharmacological chaperones co-formulated and co-administered with ERT and for the treatment of lysosomal storage disorders ("LSDs");

  •
  the future results of on-going or later clinical trials for SD-101 ("Zorblisa"), including our ability to obtain regulatory approvals and commercialize Zorblisa and obtain market acceptance of Zorblisa;

  •
  the costs, timing and outcome of regulatory review of our product candidates;

  •
  the number and development requirements of other product candidates that we pursue;

  •
  the costs of commercialization activities, including product marketing, sales and distribution;

  •
  the emergence of competing technologies and other adverse market developments;

  •
  our ability to obtain reimbursement for migalastat;

  •
  our ability to commercialize migalastat the European Union;

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

 PART I

Item 1.    BUSINESS.

Overview

        We are a global, late-stage, patient-focused biotechnology company engaged in the discovery and development of a diverse set of novel treatments for patients living with devastating rare and orphan diseases. We own exclusive global rights to three clinical development programs that have the potential to address significant unmet needs, each with $500 million to $1 billion estimated global market opportunities.

        Our lead product candidate, migalastat HCl, is an orally administered small molecule pharmacological chaperone for the treatment of Fabry disease, an LSD. The European Medicines Agency ("EMA") is currently reviewing our Marketing Authorisation Application ("MAA") for migalastat as the first potential personalized medicine for Fabry disease. We are also in Phase 3 clinical development of a novel topical cream, SD-101, for the treatment of the genetic connective tissue disorder Epidermolysis Bullosa ("EB") for which no other pharmacological therapies are currently approved. We have also initiated a clinical study in patients with Pompe disease, another LSD to investigate our novel treatment paradigm that consists of ATB200, a uniquely engineered recombinant human acid alpha-glucosidase (rhGAA) enzyme with an optimized carbohydrate structure to enhance uptake, co-administered with a pharmacological chaperone, AT2221, to improve activity and stability. Leveraging our biologics capabilities and platform technologies, we have the potential to develop additional novel ERTs for Fabry disease and other LSDs. We believe that our platform technologies and our advanced product pipeline uniquely position us at the forefront of developing therapies to potentially address significant unmet needs for devastating rare and orphan diseases.

Our Strategy

        Our strategy is to internally develop or acquire first-in-class or potentially best-in-class therapies that have the possibility to provide significant benefits for individuals living with rare and devastating diseases. We intend to leverage our global capabilities to develop and commercialize our robust pipeline. During 2015, we made significant progress toward fulfilling our vision to build a leading global biotechnology company focused on rare and devastating diseases:

  •
  Global capabilities.  We have established international headquarters in the United Kingdom ("UK") and a world-class global commercial infrastructure, with key leadership in place to support the potential international launch of migalastat.

  •
  Late-stage product acquisition.  We have expanded our pipeline with the acquisition of the late-stage, proprietary topical cream, SD-101, for all major types of EB. SD-101 is currently being investigated in a single Phase 3 registration study that we hope will support applications for approval in a number of countries. SD-101 has been granted Breakthrough Therapy designation by the U.S. Food and Drug Administration ("FDA") and we have initiated a rolling New Drug Application ("NDA") with the FDA.

  •
  Biologics manufacturing.  We have completed successful manufacturing scale-up of our first proprietary biologic, the novel Pompe ERT ATB200, to supply our clinical study. We are focused on establishing proof of concept for our biologics capabilities through the manufacturing and development of ATB200, which may create future opportunities for novel ERT development for Fabry disease and other LSDs.

  •
  Pompe clinical study initiation.  We have initiated a clinical study site to evaluate Pompe disease patients treated with ATB200 administered with AT2221 as a novel treatment paradigm.

  •
  Patient-centricity.  We continue to focus on our patient advocacy, which has always been a critical component of the values of our corporate culture, throughout all levels of the organization. The needs of patients in the rare disease community are at the center of our inventive science, our commercial organization, and our clinical programs.

Our Product Candidates

        Our lead product candidate, migalastat, is an orally administered small molecule pharmacological chaperone for the treatment of Fabry disease, an LSD. The EMA is currently reviewing our MAA for migalastat as the first potential personalized oral medicine for Fabry disease. In the U.S., the timing of an NDA submission will be based on the determination of the optimal regulatory pathway. We expect to provide an update on the U.S. strategy for migalastat in 2016.

        Patients with the fatal, x-linked Fabry disease have an inherited deficiency of the alpha-galactosidase A ("alpha-Gal A") enzyme that would normally degrade the lipid glycogen substrate globotriaosylceramide ("GL-3", also known as Gb3) in the lysosome. As with all LSDs, genetic mutations that cause changes in the amino acid sequence of alpha-Gal A result in an unstable enzyme that does not efficiently fold into its correct three-dimensional shape and cannot be trafficked properly in the cell, even if it has the potential for biological activity. Migalastat is an oral small molecule pharmacological chaperone that is designed to bind to and stabilize a patient's own endogenous target protein. This is considered a personalized medicine approach because a patient's response will be based upon her amenable mutations.

        We have completed two Phase 3 global registration studies (Study 011 and Study 012) of migalastat monotherapy. We have reported Phase 3 data in both treatment naïve patients ("Study 011" or "FACETS") and ERT switch patients ("Study 012" or "ATTRACT"). Results from these studies have shown that treatment with migalastat results in reductions in disease substrate, stability of kidney function, reductions in cardiac mass, and improvement in gastrointestinal symptoms in patients with amenable mutations in a validated GLP amenability assay.

        We are also in Phase 3 development of a novel, late-stage, proprietary topical cream, SD-101, a potentially first-to-market therapy for the treatment of skin blistering and lesions associated with all major types of EB. We are investigating SD-101 in a Phase 3 study (SD-005) that we hope will support regulatory submissions in a number of countries and we have initiated a rolling NDA with the FDA. We expect enrollment in the Phase 3 clinical trial to be completed by mid-year 2016 with data reported in the second half of 2016.

        EB is chronic, debilitating, and potentially disfiguring and fatal, as patients with EB have painful wounds and blisters that can affect a substantial percentage of their body leading to infection and scarring. There are many genetic and symptomatic variations of EB, but all forms share the common symptom of fragile skin that blisters and tears from the slightest friction or trauma. SD-101 was granted Breakthrough Therapy designation by the FDA in 2013 based on results from a Phase 2a study for the treatment of lesions in patients suffering with EB. In a double-blind, randomized, placebo-controlled Phase 2b study evaluating the safety and efficacy of different dosage strengths of SD-101, SD-101 demonstrated acceleration in wound healing and closure of chronic wounds. Subsequently, the FDA and EMA each agreed to the design of a single Phase 3 registration study and the FDA agreed to a rolling NDA submission.

        Pompe disease is an LSD that results from a deficiency of the enzyme acid alpha-glucosidase ("GAA"). Symptoms of Pompe disease can be severe and debilitating and include progressive muscle weakness throughout the body, particularly the heart and skeletal muscles. Pompe disease ranges from a rapidly fatal infantile form with severe cardiac involvement to a more slowly progressive, late-onset form primarily affecting skeletal muscles. All forms are characterized by severe muscle weakness that worsens over time. In preclinical studies, ATB200 demonstrated greater tissue enzyme levels and substrate reduction compared to the currently approved ERT for Pompe disease, alglucosidase alfa, as well as further improvement when ATB200 was administered in combination with a pharmacological chaperone. Previously conducted clinical studies of pharmacological chaperones in combination with currently marketed ERTs established initial human proof of concept that a pharmacological chaperone can stabilize enzymes and potentially improve uptake into target tissues.

        In addition to our three clinical programs, we have the ability to leverage our biologics capabilities and platform technologies to further expand our pipeline. We believe that together these platform technologies may provide a unique tool set to address some of the major challenges with currently marketed ERT products: suboptimal enzyme activity and stability; poor targeting and uptake; and tolerability and immunogenicity. We are focused on establishing proof of concept for our biologics capabilities through the manufacturing and development of ATB200 for Pompe disease, which may create future opportunities for novel ERT development for Fabry disease and other LSDs.

Our Technology Platforms

Pharmacological Chaperone Technology

        We are leveraging our pharmacological chaperone technology to develop next-generation treatments for human genetic diseases by targeting mutated proteins that are unstable, unfolded, or misfolded. In the human body, proteins are involved in almost every aspect of cellular function. Proteins are linear strings of amino acids that fold and twist into specific three-dimensional shapes in order to function properly.

        Certain human diseases result from mutations that cause changes in the amino acid sequence of a protein, and these changes often reduce protein stability and may prevent them from folding properly.

        Pharmacological chaperones are small molecules designed to selectively bind to a target protein, increase its stability, and help keep it folded in the correct three-dimensional shape. For LSDs, pharmacological chaperones are designed to bind to, stabilize, and facilitate trafficking of, both endogenous and exogenous enzymes to the lysosome. This important feature has allowed us to develop our personalized medicine migalastat (a monotherapy) in addition to our Chaperone-Advanced Replacement Therapy ("CHART") platform of pharmacological chaperones in combination with ERT.

  Pharmacological Chaperone Monotherapy

        Many natural proteins are made in the endoplasmic reticulum ("ER") and sent to other parts of the cell. Unstable, unfolded, or misfolded proteins are generally eliminated or retained in the ER rather than being transported to the intended destination in the cell. The accumulation of unfolded or misfolded proteins in the ER and the interruption of trafficking of important proteins to their proper cellular locations can cause several types of problems including:

  •
  Complete or partial loss of appropriate protein function;

  •
  Accumulation of lipids and other substances that should be degraded; and

  •
  Disruption of cellular function and eventual cell death.

        These defects may lead to various types of human genetic diseases, including LSDs. As monotherapy agents for LSDs, pharmacological chaperones are designed to bind to and stabilize endogenous lysosomal enzymes for proper trafficking to the lysosome, which may also alleviate the buildup of mutant proteins in the ER. Once in the lysosome, the pharmacological chaperone disassociates and the enzyme is free to break down substrate. Based on this mechanism, individuals with genetic mutations that result in some residual biological activity are potentially eligible for pharmacological chaperone monotherapy.

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

        Possible problems related to the in-stability of infused enzyme include:

  •
  Denaturation and reduced activity;

  •
  Poor targeting and uptake into key tissues of disease; and

  •
  Poor tolerability and increased immunogenicity.

        In our CHART programs, each chaperone is designed to bind to and stabilize a specific therapeutic enzyme. Clinical studies of pharmacological chaperones in combination with currently marketed ERTs have established initial human proof of concept that a chaperone can stabilize enzyme activity and potentially improve ERT tolerability. We believe this technology may be able to improve the stability, uptake, and activity of the enzyme, and may improve tolerability and lower immunogenicity compared to administration of currently marketed ERTs alone. This combination approach may benefit patients with LSDs, including patients with inactive endogenous proteins who are not amenable to chaperone monotherapy.

  Enzyme Targeting Technology

        The uptake of ERTs into a patient's cells is mediated by a particular carbohydrate called mannose 6-phosphate ("M6P"). M6P enables binding and delivery of therapeutic drug to lysosomes via M6P receptors on cell surfaces. Many currently approved ERTs have limited amounts of M6P, thereby limiting the uptake of therapeutic drug into a patient's cells.

        We are developing novel ERTs with significantly higher amounts of M6P for improved lysosomal targeting compared to existing ERTs. We believe that this technology to enhance drug targeting, together with our CHART platform to improve enzyme stability, may be utilized to develop a pipeline of more effective next-generation ERTs for LSDs.

Migalastat for Fabry Disease

  Overview

        Our most advanced product candidate, migalastat, is an investigational, small molecule pharmacological chaperone for the treatment of Fabry disease. As an orally administered monotherapy, migalastat is designed to bind to and stabilize an endogenous alpha-Gal A enzyme in those patients with genetic mutations identified as amenable in a GLP cell-based amenability assay. In preclinical studies, we are also evaluating the use of migalastat in combination with a novel Fabry ERT for patients who have non-amenable genetic mutations.

  Migalastat for Fabry Disease as a Monotherapy: Phase 3 Global Registration Program

        Study 011 was a 24-month study of Fabry disease patients naïve to or not receiving ERT, which investigated the safety and efficacy of oral migalastat (150 mg every other day). The study consisted of a 6-month, double-blind, placebo-controlled period, a 6-month open-label period, and a 12-month open-label extension phase. Subjects completing Study 011 were eligible to continue treatment with migalastat in a long-term open-label extension study ("Study 041"). 67 subjects (24 male) were enrolled. All subjects enrolled in Study 011 had amenable mutations in the clinical trial human cell-based in vitro assay that was available at study initiation. Following the completion of enrollment, a GLP-validated amenability assay was developed with a third party to measure the criteria for amenability with more quality control and rigor ("Migalastat Amenability Assay"). Approximately 10% of mutations in the Migalastat Amenability Assay switched categorization between "amenable" and "non-amenable" when moving from the clinical trial assay to the Migalastat Amenability Assay. Therefore, there were changes in categorization from amenable to non-amenable in 17 of the 67 patients enrolled in Study 011.

        Study 011 was designed to measure the reduction of the disease substrate GL-3 in the interstitial capillaries of the kidney following treatment with migalastat. The 24-month study began with a 6-month, double-blind, placebo-controlled treatment period, after which all patients were treated with migalastat for a 6-month, open-label follow-up period, and a subsequent 12-month open-label extension phase. The study also measured clinical outcomes, including renal function, as secondary endpoints.

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

        Following the unblinding of the 6-month data, and while still blinded to the 12-month data, we reported the mean change in GL-3 from the baseline to month 6 as a post hoc analysis in the subgroup of patients with amenable mutations in the Migalastat Amenability Assay. This analysis showed a statistically significant reduction in GL-3 in the migalastat group compared to placebo. The mean change in GL-3 was identified as a more appropriate way to control for the variability in GL-3 levels in Study 011 and to measure the biological effect of migalastat.

        Results from this subgroup analysis further support use of the Migalastat Amenability Assay in predicting responsiveness to migalastat. Following a Type C Meeting with the FDA, we revised the Statistical Analysis Plan to pre-specify the primary analysis at month 12 as the mean change in interstitial capillary GL-3 in patients with amenable mutations.

        Throughout 2014 and in early 2015, we announced 12- and 24-month data from Study 011 and longer-term data from Study 041 in patients with amenable mutations who were naïve to ERT. Highlights were as follows:

  •
  Subjects who switched from placebo to migalastat after month 6 demonstrated a statistically significant reduction in disease substrate, or kidney interstitial capillary GL-3, at month 12 (p=0.013), and a statistically significant reduction of disease substrate in another important biomarker of disease, plasma lyso-Gb3. Subjects who remained on migalastat demonstrated a durable reduction in kidney interstitial capillary GL-3, as well as a durable reduction in lyso-Gb3;

  •
  Kidney function, as measured by estimated glomerular filtration rate ("eGFR") and iohexol measured GFR ("mGFR"), remained stable following 18-24 months of treatment with migalastat in Study 011. Kidney function, as measured by eGFR, continued to remain stable in patients receiving migalastat in Study 011 for at least 18 months and continuing migalastat treatment in Study 041 for an average of 32 months. mGFR was not collected in Study 041;

  •
  Reduction in cardiac mass, as measured by left ventricular mass index ("LVMi"), was statistically significant following treatment with migalastat for up to 36 months (average of 22 months) in patients in Study 011 and 041;

  •
  There was a significant decrease in diarrhea (unadjusted p=0.03) in patients treated with migalastat versus placebo during the 6-month, double-blind phase (Stage 1). After 18-24 months of treatment with migalastat, significant improvements in diarrhea and indigestion were observed in addition to favorable trends in reflux and constipation. Gastrointestinal symptoms were assessed using the Gastrointestinal Symptoms Rating Scale (GSRS), a validated instrument; and

  •
  Migalastat was generally safe and well tolerated.

        Study 012, our second Phase 3 registration study, was a randomized, open-label, 18-month study investigating the safety and efficacy of oral migalastat (150 mg, every other day) compared to standard of care infused ERTs (agalsidase beta and agalsidase beta). The study also included a 12-month open-label migalastat extension phase. The study enrolled a total of 60 patients (males and females) with Fabry disease and genetic mutations identified as amenable to migalastat monotherapy in a clinical trial assay. Subjects were randomized 1.5:1 to switch to migalastat or remain on ERT. All subjects had been receiving ERT infusions for a minimum of 12 months (at least 3 months at the labeled dose) prior to entering the study. Based on the Migalastat Amenability Assay, there were changes in categorization from amenable to non-amenable in 4 of the 60 patients enrolled in Study 012.

        Taking into account scientific advice from European regulatory authorities, the pre-specified co-primary outcome measures of efficacy in Study 012 are the descriptive assessments of comparability of the mean annualized change in mGFR and eGFR for migalastat and ERT. Both mGFR and eGFR are considered important measures of renal function. Success on mGFR and eGFR was prescribed to be measured in two ways: 1) a 50% overlap in the confidence intervals between the migalastat and ERT treatment groups; and 2) whether the mean annualized changes for patients receiving migalastat are within 2.2 mL/min/1.73 m2/yr of patients receiving ERT. We prespecified that these renal function outcomes would be analyzed in patients with the Migalastat Amenability Assay.

        In August 2014, we announced positive 18-month data from the Study 012. Data from Study 012 were also presented to the scientific community at the American Society of Nephrology ("ASN") in November 2014 and WORLDSymposium™ in February 2015. Highlights were as follows:

  •
  Migalastat had a comparable effect to ERT on patients' kidney function as measured by the change in eGFR and mGFR from baseline to month 18;

  •
  Levels of plasma lyso-Gb3, an important biomarker of disease, remained low and stable in patients with amenable mutations who switched from ERT to migalastat;

  •
  There was a statistically significant decrease in LVMi from baseline to month 18 in patients who switched from ERT to migalastat;

  •
  Measures of pain and quality of life from the Brief Pain Inventory ("BPI") and Short Form 36 ("SF36") remained stable when patients switched from ERT to migalastat; and

  •
  Migalastat was generally safe and well-tolerated.

        The EMA is currently reviewing our MAA for migalastat as the first potential personalized oral medicine for Fabry disease. In the U.S., the timing of an NDA submission will be based on the determination of the optimal regulatory pathway. We expect to provide an update on the U.S. status of migalastat in the first quarter of 2016. We anticipate a meeting with the FDA to discuss the optimal regulatory pathway in the second quarter of 2016.

  Migalastat in Combination with ERT for Fabry Disease

        We are internally developing our own Fabry cell line for co-formulation with migalastat as a novel treatment paradigm for Fabry disease. We previously completed an open-label Phase 2 safety and pharmacokinetics study ("Study 013") that investigated two oral doses of migalastat (150 mg and 450 mg) co-administered with agalsidase beta or agalsidase alfa in males with Fabry disease. Unlike Study 011 and Study 012, patients in Study 013 were not required to have alpha-Gal A mutations amenable to chaperone therapy because, when co-administered with ERT, migalastat is designed to bind to and stabilize the exogenous enzymes in the circulation in any patient receiving ERT. Each patient received his current dose and regimen of ERT at one infusion. A single oral dose of migalastat (150 mg or 450 mg) was co-administered two hours prior to the next infusion of the same ERT at the same dose and regimen. Preliminary results from Study 013 showed increased levels of active alpha-Gal A enzyme levels in plasma and skin following co-administration compared to ERT alone.

  Clinical Manifestations of Fabry Disease

        Fabry disease is an X-linked disease caused by mutations in the GLA gene, which encodes the alpha-Gal A enzyme. These mutations can cause alpha-Gal A, to be either absent or deficient. When alpha-Gal A is absent or deficient the substrate, GL-3 and lyso-Gb3 accumulate, leading to damage of cells within affected parts of the individual's body and causing the various pathologies seen in Fabry disease.

        Fabry disease leads to progressive, irreversible organ damage, typically involving the nervous, cardiac, and renal systems, as well as multiple other tissues. The symptoms can be severe, differ from patient to patient, and begin at an early age, resulting in significant clinical, humanistic, and healthcare costs. Fabry disease requires lifelong medical intervention to manage the complications of this devastating disease across multiple organ systems.

        People with Fabry disease are generally categorized in a spectrum of disease severity from a classic onset form to a more attenuated, late-onset onset form of the disease. Heterozygous females can experience a variable presentation, ranging from asymptomatic or mild symptoms to symptoms that are just as severe as those experienced by male patients. All Fabry disease is progressive and leads to organ damage regardless of the time of symptom onset.

        People with Fabry disease may experience severe symptoms, or seemingly none at all, with a variety of clinical presentations in between. But even when disease presentation is asymptomatic or mild, disease substrate can accumulate, contributing to long-term damage of organs and tissues.

        Organ damage in Fabry disease is caused by the accumulation of GL-3 and lyso-Gb3 in the cells, leading to dysfunction in affected cells. These deposits can potentially affect multiple cell types, including:

  •
  Endothelial cells: vascular and neurovascular

  •
  Cardiomyocytes

  •
  Smooth muscle cells

  •
  Neurons within the central and peripheral nervous systems

  •
  Eccrine sweat glands

  •
  Epithelial cells: cornea, lens, airway

  •
  Perithelial cells: small intestine, colon, and rectum

  •
  Ganglion cells

        Individuals with Fabry disease may experience a shorter lifespan compared with the general population. Lifespans for people with Fabry disease may be shortened to approximately 50 years for men and 70 for women — a 20-and 10-year reduction, respectively. Cardiovascular disease is the most common cause of death for both men and women.

        With more than 800 known mutations of the GLA gene, there is no single genotypic cause of Fabry disease. A variety of mutation types can give rise to Fabry disease, such as missense mutations, splicing mutations, small deletions and insertions, and large deletions. Many genetic mutations are specific to individual families affected by Fabry disease, whereas some are more widespread.

  Fabry Disease Prevalence and Market Opportunity

        Fabry disease is a relatively rare disorder. The annual incidence of Fabry disease in newborn males has been estimated to be 1:40,000-1:60,000 (Journal of the American Medical Association January 1999 and The Metabolic and Molecular Bases of Inherited Disease 8th edition 2001). The current estimates of approximately 5,000 patients worldwide are generally based on a small number of studies in single ethnic populations in which people were screened for classic Fabry disease (University of Iowa, National Kidney Foundation).

        Recent newborn screening studies in Italy, Taiwan, and Austria, which screened more than 263,000 newborns, found the incidence of Fabry disease mutations to be between 1:2,400 to 1: 3,859, more than ten times higher than previous estimates for classic patients. (American Journal of Human Genetics 2006, Human Mutation 2009, and the Lancet 2011). This high incidence was attributed to a large number of newborn males with alpha-Gal A mutations often associated with late-onset symptoms of Fabry disease, which may not have been identified in previous screening studies that relied on diagnosis based on development of symptoms of classic Fabry disease.

        We also believe that many types of genetic mutations may result in misfolded alpha-Gal A and therefore may also respond to treatment with monotherapy migalastat. Based on this, we believe that approximately 30-50% of the Fabry disease patient population may benefit from treatment with migalastat as a monotherapy. However, the entire Fabry disease patient population has the potential to benefit from migalastat in combination with ERT.

        We expect that as awareness of late-onset symptoms of Fabry disease grows, the number of patients diagnosed with the disease will increase. Increased awareness of Fabry disease, particularly for specialists not accustomed to treating Fabry disease patients, may lead to increased testing and diagnosis of patients with the disease.

  Existing Products for the Treatment of Fabry Disease

        Currently, two ERT products are approved for the treatment of Fabry disease: agalsidase beta and agalsidase alfa. Agalsidase beta is approved globally (conditionally in the U.S.) and commercialized by Sanofi Aventis through Genzyme Corporation, while agalsidase alfa is commercialized by Shire and approved in the EU and other countries but not in the U.S. Orphan drug exclusivity for both agalsidase beta and agalsidase alfa has expired in the EU and for agalsidase beta in the U.S. as well. The net product sales of agalsidase beta and agalsidase alfa for 2015 were approximately $655 million as publicly reported by Sanofi Aventis, and $441 million as publicly reported by Shire.

  SD-101 for EB

        In the fourth quarter of 2015, we expanded our pipeline through the acquisition of SD-101, a proprietary, topical cream for the treatment of the rare, genetic connective tissue disorder EB. SD-101 has established proof of concept in Phase 2 studies for the treatment of lesions in patients suffering with EB and is currently being investigated in a Phase 3 study to support global regulatory approvals. Based on promising Phase 2 clinical data in EB patients, SD-101 became one of the first drugs to receive Breakthrough Therapy designation from the FDA in 2013, and was the first treatment in EB clinical studies to show benefit in closure of chronic wounds and acceleration in wound healing.

        SD-101 is a soluble, high concentration, proprietary formulation of allantoin (6%). Allantoin is found in low concentrations (typically <1%) in several over-the-counter products and cosmetics; however, it is not soluble enough to penetrate the layers of skin affected by EB. SD-101's stable, high-concentration formulation has been shown to penetrate the skin and enhance wound healing.

        With topical products, the formulation is just as important as the active ingredient in delivering the active medication across the various skin layers, without systemic absorption. Comprehensive studies to assess dermal penetration of the SD-101 active ingredient at concentrations ranging from 0.5 to 9% were conducted in various skin models. Results from these studies showed that SD-101 was delivered in a dose-related manner across skin barriers.

        The proposed mechanism of action ("MoA") of SD-101 is multifaceted to impact inflammatory response, promote the formation of epithelial and granulation tissue, loosen protein bridges (desmosomes) that hold together hyperkeratinized cells (e.g.in calluses), and has demonstrated direct bactericidalaction in vitro (Margraf and Covey 1977; Meixell and Mecca 1966; Settle 1969; Flesch 1958; Fisher 1981; Cajkovac et al., 1992; Medda 1976).

  SD-101 for EB: Phase 2 Human Proof of Concept

        Initial human proof of concept for SD-101 was demonstrated in a single-center, open-label, 8-patient Phase 2a study in EB patients of all major EB types, aged six months to nine years. All patients in this study had a target wound at baseline that was at least 10 cm2 in size. In this single-arm study, SD-101 cream containing SD-101 3% was applied to the entire body once daily for three months. Seven out of eight patients (87.5%) experienced complete closure of their target wound at month one, and a 57% reduction in affected body surface area by month three. Daily administration of SD-101 3% was generally well-tolerated. Based on these results, SD-101 became one of the first treatments to receive Breakthrough Therapy designation from the FDA in 2013.

        Following the completion of the Phase 2a study and subsequent interactions with the FDA, a Phase 2b study (SD-003) was conducted to further investigate SD-101 in 48 patients with all major EB types. The Phase 2b study was a multicenter, three-arm study that included an arm with a higher concentration of SD-101 (6%), an arm with the 3% concentration that was previously evalulated in the Phase 2a study, and a placebo arm. Patients with smaller wounds than those treated on patients in the Phase 2a study, at least 5 cm2 in size, were eligible for enrollment. Complete wound healing at month one (primary endpoint) was found for 41% (n=17), 38% (n=16), and 53% (n=15) for placebo, SD-101 3%, and SD-101 6% patients, respectively. In the month two Insert to Treat ("ITT") population, complete wound healing was found for 41% (n=17), 44% (n=16), and 60% (n=15) for placebo, SD-101 3%, and SD-101 6% patients, respectively. In post hoc analyses (month two; evaluable population), complete wound healing was found for 41% (n=17) , 44% (n=16), 82% (n=11) of placebo, SD-101 3%, and SD-101 6% patients, respectively (unadjusted p=0.04 for SD 101 6% versus placebo). The treatment effect for SD-101 6% was sustained at month three.

        Median time to wound closure, an important secondary endpoint, was 91, 86, and 30 days for placebo, SD-101 3%, and SD-101 6% patients, respectively, in the evaluable population. Treatment-emergent adverse events were similar across treatment groups. No serious adverse events were reported with SD-101 6%. All patients that completed the SD-003 study were eligible to continue to receive SD-101 6% in the Phase 2 open-label extension study (SD-004) which is currently underway.

  SD-101 for EB: Phase 3 Registration-directed Study (SD-005)

        A Phase 3 registration-directed study, SD-005, was initiated in March of 2015. SD-005 is a randomized, double-blind, placebo-controlled study being conducted at multiple sites worldwide that is designed to evaluate the safety and efficacy of SD-101 6% in up to 150 patients with the three major types of EB, who are at least one-month old. Participants will be randomized 1:1 to two treatment groups receiving either SD-101 6% or placebo applied over their entire body once daily for three months.

        The primary efficacy endpoint will be evaluation of closure of a selected target wound. In addition, time to target wound closure, changes in full-body wound, lesion coverage, and patient/caregiver reported itching and pain will be assessed. Investigators will also assess safety. An open-label extension trial, SD-006, which will evaluate long-term safety, will be offered to patients completing SD-005.

        Based on the results and experience in the Phase 2 studies, we have incorporated key learnings from the Phase 2 studies in the design of the Phase 3 study to maximize potential for success:

  1.
  Dose selection: SD-101 6% was identified as the optimal concentration to compare to placebo in Phase 3. Patients will be randomized 1:1 to receive SD-101 6% or placebo;

  2.
  Sample size of ~150 patients: the Phase 2b results were used to calculate the sample size for the Phase 3 study. A treatment difference of ~17% or greater between the SD-101 6% arm versus placebo will result in a p-value of <= 0.05; and

  3.
  Enrollment of patients with larger wounds (≥ 10 cm2 instead of >= 5 cm2) and evaluation of primary endpoint at month two (instead of month one) to minimize placebo response. In post-hoc analyses in Phase 2b (month two; evaluable population), complete wound healing was found for 41% (n=17), 44% (n=16), and 82% (n=11) of placebo patients, SD-101 3%, and SD-101 6%, respectively (nominal p=0.04 for SD 101 6% versus placebo). The placebo response was even lower in the subset of patients with target wounds ≥ 10 cm2 at month two in Phase 2b: SD-101 6% - 50% (n= 4) vs. Placebo — 12.5% (n=8).

  SD-101 for EB: Regulatory Pathway

        SD-101 was one of the first therapies to receive Breakthrough Therapy designation by the FDA in 2013, following the completion of the Phase 2a initial human proof of concept study. The FDA and EMA each have also reviewed the Phase 2b study results and are aligned on the design of the current Phase 3 study and the global regulatory pathway forward for SD-101 based on a single Phase 3 registration-directed study. The FDA agreed to a rolling NDA in the U.S., which was initiated in the fourth quarter of 2015. Following the Phase 2b study, our Paediatric Committee ("PDCO") of the EMA has issued a positive opinion on our Paediatric Investigation Plan ("PIP") for SD-101. A PIP is part of the EMA approval process and must be accepted prior to a submission of an MAA in the EU. Results from the Phase 3 study are anticipated in the second half of 2016 to support marketing applications for SD-101 in the U.S., EU, and other regions.

  Epidermolysis Bullosa Background

        Inherited EB encompasses more than 30 phenotypically or genotypically distinct entities, which share as a common feature mechanical fragility of epithelial lined or surfaced tissues, most notably the skin. A characteristic feature of all types of EB is the presence of recurrent blistering or erosions, which is the result of even minor friction.

        There are four types of genetically inherited EB:

  •
  Simplex (EBS)

  •
  Dystrophic (DEB)

  •
  Junctional (JEB)

  •
  Kindler (an extremely rare form of EB)

        These four types of EB are similar phenotypically (that is, in what their physical manifestations look like), but differ genotypically (in their genetic makeup) as well as in the area of the skin where there is blistering, otherwise known as "the site of ultra-structural disruption or cleavage." There is also a rare autoimmune form of the disorder called EB acquisita.

        In the more severe forms of the disease, blistering can lead to deformities such as fusion of the fingers and toes, secondary skin infections, sepsis, and even death. EB may also affect the mouth and esophagus, leading to eating and swallowing problems. Serious complications, including squamous cell carcinoma, may occur in EB patients who survive childhood, which results in a high rate of mortality.

        EBS accounts for the majority of these cases, with DEB the next most common form. JEB is less prevalent and Kindler is the rarest of the four. These major types are defined by the precise ultra-structural level of the skin, which splits and blisters.

  Epidermolysis Bullosa Prevalence and Market Opportunity

        Even as a rare disease, EB presents a significant worldwide commercial opportunity supported by its profound unmet medical need, strong stakeholder support, and high orphan prevalence. With 30,000-40,000 diagnosed patients in major markets, we estimate that EB may represent a potential $1 billion+ global market opportunity based on third party market research.

  Current Standard of Care for the Treatment of EB and Potential Advantages of SD-101

        With no currently approved pharmacological therapies, SD-101 is a potential first-to-market therapy for EB. The current methods of care are palliative. Current standard of care is high-cost treatment with significant patient/caregiver burden, which includes: bandaging, treating the open wounds to prevent infection, and trying to manage patients' pain.

  EB Development Landscape

        SD-101 is the first investigational therapy for EB to enter Phase 3 clinical studies and is the one of the only therapies in development to address all major types of EB. Several therapies across treatment modalities are in earlier stages of development and focused on addressing specific types of the disease.

  Novel ERT for Pompe Disease

        We are leveraging our biologics capabilities and CHART™ platform to develop a novel treatment paradigm for Pompe disease. This ERT consists of a uniquely engineered rhGAA enzyme, ATB200, with an optimized carbohydrate structure to enhance uptake, administered in combination with a pharmacological chaperone to improve activity and stability. We acquired ATB200 as well as our enzyme targeting technology through our purchase of Callidus Biopharma. The novel combination has been patented for method of use and ATB200, following significant manufacturing scale-up, is our first biologic to enter clinical development.

        In preclinical studies, ATB200 demonstrated greater tissue enzyme levels and further substrate reduction compared to the currently approved ERT for Pompe disease (alglucosidase alfa), which were further improved with the addition of a chaperone. In 2013, we completed a Phase 2 safety and pharmacokinetics study (Study 010) that investigated single, ascending oral doses of a pharmacological chaperone co-administered with alglucosidase alfa or recombinant human GAA enzyme, rhGAA marketed by Genzyme, in patients with Pompe disease. Each patient received one infusion of ERT alone, and then a single oral dose of the pharmacological chaperone just prior to the next ERT infusion. Results from this study showed an increase in GAA enzyme activity in plasma and muscle when co-administered compared to ERT alone.

        Taken together, these preclinical and clinical results support further development of ATB200 in combination with a pharmacological chaperone, AT2221, as a next-generation Pompe disease ERT. AT2221 is not an active ingredient that contributes directly to GAA substrate reduction but instead acts to stabilize ATB200. The small molecule pharmacological chaperone AT2221 binds and stabilizes ATB200 to improve the uptake of active enzyme in key disease-relevant tissues, resulting in increased clearance of accumulated substrate, glycogen.

        In the fourth quarter of 2015, we initiated the Phase 1/2 clinical study ATB200-02 to investigate our novel Pompe treatment paradigm in Pompe patients. The key features of this Phase 1/2 study include:

  •
  Open-label, dose-escalation to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of intravenous ATB200 co-administered with oral AT2221;

  •
  Subjects in the first cohorts will be adult Pompe disease patients switched from currently marketed ERT;

  •
  Primary treatment period will be 18 weeks, with all patients eligible to enroll in an open-label extension study; and

  •
  Data from this study are anticipated in 2016.

  Pompe Disease Background

        Like Fabry disease, Pompe disease is an LSD that results from a deficiency in an enzyme, GAA. Signs and symptoms of Pompe disease can be severe and debilitating and include progressive muscle weakness throughout the body, particularly the heart and skeletal muscles. This leads to accumulation of glycogen in cells, which is believed to result in the clinical manifestations of Pompe disease. Pompe disease ranges from a rapidly fatal infantile form with severe cardiac involvement to a more slowly progressive, late-onset form primarily affecting skeletal muscle. All forms are characterized by severe muscle weakness that worsens over time. In the early-onset form, patients are usually diagnosed shortly after birth and often experience enlargement of the heart and severe muscle weakness. In late-onset Pompe disease, symptoms may not appear until late childhood or adulthood and patients often experience progressive muscle weakness.

        According to reported estimates of the Acid Maltase Deficiency Association, the United Pompe Foundation, and the Lysosomal Disease Program at Massachusetts General Hospital, there are 5,000-10,000 patients with Pompe disease worldwide.

Acquisitions

  Scioderm, Inc.

        In September 2015, we entered into a merger agreement with Scioderm Inc., a privately held biotechnology company that was engaged in developing innovative therapies for treating diseases with high unmet medical needs including a novel topical cream for the treatment of EB.

        We acquired Scioderm in a cash and stock transaction. At closing, the Company paid Scioderm shareholders, option holders, and warrant holders approximately $223.9 million, of which approximately $141.1 million was paid in cash and approximately $82.8 million was paid through the issuance of approximately 5.9 million newly issued Amicus shares. We agreed to pay up to an additional $361 million to Scioderm shareholders, option holders, and warrant holders upon achievement of certain clinical and regulatory milestones and $257 million to Scioderm shareholders, option holders, and warrant holders upon achievement of certain sales milestones. If SD-101 is approved, EB may qualify as a rare pediatric disease under The Food and Drug Administration Safety and Innovation Act ("FDASIA") and we plan to request a Priority Review Voucher ("PRV") under FDASIA. If the PRV is obtained and subsequently sold, we will pay Scioderm stockholders, option holders, and warrant holders the lesser of $100 million in the aggregate or 50% of the proceeds of such sale.

  Callidus Biopharma, Inc.

        In November 2013, we entered into a merger agreement with Callidus, a privately held biotechnology company that was engaged in developing a next-generation Pompe ERT and complementary pharmacological chaperone technologies.

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

Strategic Alliances and Arrangements

        In November 2013, we entered into a Revised Agreement (the Revised Agreement) with GlaxoSmithKline ("GSK"), pursuant to which, we obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the Expanded Agreement entered into between us and GSK in July 2012. Under the terms of the Revised Agreement, for migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. There was no other consideration paid to GSK as part of the Revised Agreement.

        In September 2013, we entered into a collaboration agreement with Biogen to discover, develop, and commercialize novel small molecules that target glucocerobrosidase for the treatment of Parkinson's disease. In September 2014, we concluded our research collaboration with Biogen. Our most advanced Parkinson's candidate, AT3375, was developed outside the collaboration and is wholly owned by us.

        We will continue to evaluate other business development opportunities as appropriate that build stockholder value and provide us with access to the financial, technical, clinical, and commercial resources necessary to develop and market pharmacological chaperone therapeutics, ERTs, skin treatments, and other technologies or products. We are exploring potential collaborations, alliances, and other business development opportunities on a regular basis. These opportunities may include the acquisition of preclinical-stage, clinical-stage or marketed products so long as such transactions are consistent with our strategic plan to develop and provide therapies to patients living with rare and orphan diseases, and support our continued transformation from a development-stage company into a commercial biotechnology company.

Intellectual Property

  Patents and Trade Secrets

        Our success depends in part on our ability to maintain proprietary protection surrounding our product candidates, technology, and know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, including both new inventions and improvements of existing technology, that are important to the development of our business, unless this proprietary position would be better protected using trade secrets. Our patent strategy includes obtaining patent protection, where possible, on compositions of matter, methods of manufacture, methods of use, combination therapies, dosing and administration regimens, formulations, therapeutic monitoring, screening methods, and assays. We also rely on trade secrets, know-how, continuing technological innovation, in-licensing, and partnership opportunities to develop and maintain our proprietary position. Lastly, we monitor third parties for activities that may infringe our proprietary rights, as well as the progression of third party patent applications that may have the potential to create blocks to our products or otherwise interfere with the development of our business. We are aware, for example, of U.S. patents, and corresponding international counterparts, owned by third parties that contain claims related to ERTs, small molecules for stabilizing enzymes, and therapies for EB. If any of these patents were to be asserted against us we do not believe that our proposed products would be found to infringe any valid claim of these patents. There is no assurance that a court would find in our favor or that, if we choose or are required to seek a license, a license to any of these patents would be available to us on acceptable terms or at all.

        We own or license rights to several issued patents in the U.S., current member states of the European Patent Convention and numerous pending and issued foreign applications, which are foreign counterparts of many of our U.S. patents. We also own or license rights to several pending U.S. applications. Our patent portfolio includes patents and patent applications with claims relating to methods of increasing and/or stabilizing deficient enzyme activity to treat genetic diseases. The patent positions for migalastat, SD-101, and ATB200/AT2221 pharmacological chaperone/ERT combination therapy are described below and include both patents and patent applications we own or exclusively license:

  •
  We have an exclusive license to six issued U.S. patents that cover the use of migalastat to treat Fabry disease, as well as corresponding European, Japanese, and Canadian patents. These exclusively licensed U.S. patents relating to migalastat expire in 2018 (not including the Hatch-Waxman statutory extension, which is described below), while the European, Japanese, and Canadian patents will expire in 2019 (not including the Supplemental Protection Certificates or SPC extensions, which are described below). The patents include claims covering methods of increasing the activity of and preventing the degradation of alpha-Gal A, and methods for the treatment of Fabry disease using migalastat. In addition, we own an issued U.S. patent directed to dosing regimens with migalastat that expires in 2027 (not including any extensions), as well as a pending application which, if granted, may result in a patent that also expires in 2027 (not including any extensions). Foreign counterpart patents are issued in Australia, Europe, and Hong Kong, and foreign applications are pending in Australia, Canada, Europe, Japan, and Mexico. Further, we own an issued U.S. patent directed to synthetic steps related to the commercial process for preparing migalastat, which expires in 2026, as well as issued patents in China, Europe, Hong Kong, Israel, and Japan. Foreign counterpart applications are pending in Brazil, and India. We jointly own issued U.S., European and Mexican patents covering a method of determining whether male Fabry disease patients are likely to respond to treatment with migalastat which expires in 2027. We have two issued U.S. patents covering a method of treating a patient diagnosed with Fabry disease with migalastat wherein the Fabry patient has one of several alpha-Gal A mutations. These patents will expire in 2029. We also have a pending U.S. application covering a method of determining which alpha-Gal A mutations are likely to be amenable to therapy with migalastat which, if granted, will expire in 2029. Foreign counterpart patents have also been issued in Europe, Japan, Canada, Mexico, and Australia; all of which will also expire in 2029.

  •
  We have an exclusive license to pending patent applications covering the co-administration of migalastat with ERT (recombinant alpha-Gal A). Patents covering specific combinations have issued in Europe, China, India, Hong Kong, Japan and Mexico. These issued patents will expire in 2024. Other applications from this family are pending in the U.S., Europe, Canada, Brazil, China, Hong Kong, India, Israel, Japan, and Mexico. If patents issue from these applications, expiration will be in 2024. We also own a U.S. patent application covering specific doses and dosing regimens of migalastat to treat Fabry disease in combination with ERT (recombinant alpha-Gal A) in the U.S.and foreign counterpart applications in Brazil, Canada, Chile, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, Singapore, Taiwan, and South Africa, and an issued patent in New Zealand. Any patents issuing from these applications, expiration will be in 2032.

  •
  We own a pending patent application covering a high concentration co-formulation of recombinant acid alpha-Gal A and pharmacological chaperone in the U.S., Canada, Europe, Japan, Mexico, and South Korea. If patents issue from these applications, expiration will be in 2033.

  •
  We own a U.S. patent application covering a co-formulation of recombinant alpha-Gal A and migalastat. If a patent issues from this application, expiration will be in 2033. Foreign counterpart applications are pending in Canada, Europe, Hong Kong and Taiwan.

  •
  As part of the Callidus acquisition, we acquired a portfolio of patent applications including an application series covering reagents and methods for coupling targeting peptides to recombinant lysosomal enzymes, including recombinant alpha-glucosidase. These applications are pending in the U.S., Europe, Japan, Brazil, Canada, China, South Korea, and other countries. If patents issue from these applications, expiration will be in 2032 to 2034 depending on the specific application. Another patent application series covers a variant recombinant beta-glucocerebrosidase. This series has pending applications in the U.S., Europe, Japan, Brazil, Canada, China, Hong Kong, and South Korea. Any patents that issue from these applications will expire in 2031. Yet another patent application series covers novel signal sequences to improve protein expression and secretion of proteins. These applications were filed in the U.S., Europe, Japan, Brazil, Canada, China, Hong Kong, and South Korea. If patents issue from these applications, expiration will be in 2031.

  •
  Another patent application portfolio focuses on a modified lysosomal enzyme (alpha-glucosidase) that binds more effectively to the receptor and more potent than conventional recombinant enzymes. This is pending in the U.S., Argentina, and Taiwan currently with options to file in a number of other countries in the future. If patents issue from this series, they will expire in 2035.

  •
  As part of the Scioderm, Inc. acquisition, we acquired several U.S. patents and patent applications which cover the novel formulation of SD-101, its method of use to treat EB and a flexible applicator for applying SD-101. Expiration of these patents and patent applications, if and when the applications issue, will be in 2019 (not including patent term extensions). Patent applications covering the novel formulation of SD-101 are pending in Europe and Mexico. There are other patents and applications covering more specific formulations of SD-101 and indications other than EB. Expiration of these patents and patent applications, if and when the applications issue, will be in 2031.

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

        The U.S. Drug Price Competition and Patent Term Restoration Act of 1984, and amendments thereto, more commonly known as the Hatch-Waxman Act, provides for an extension of one patent, known as a Hatch-Waxman statutory extension, for each New Chemical Entity ("NCE") to compensate for a portion of the time spent in clinical development and regulatory review. However, the maximum extension is five years and the extension cannot extend the patent beyond 14 years from NDA approval. Similar extensions are available in European countries, known as SPC extensions, Japan and other countries. However, we will not know what, if any, extensions are available until a drug is approved. In addition, in the U.S., under provisions of the Best Pharmaceuticals for Children Act, we may be entitled to an additional six month period of patent protection Market Exclusivity and Orphan Drug Exclusivity, for completing pediatric clinical studies in response to an FDA issued Pediatric Written Request before said exclusivities expire.

        The patent positions of companies like ours are generally uncertain and involve complex legal, technical, scientific, and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in promptly filing patent applications on new discoveries, and in obtaining effective claims and enforcing those claims once granted. We focus special attention on filing patent applications for formulations and delivery regimens for our products in development to further enhance our patent exclusivity for those products. We seek to protect our proprietary technology and processes, in part, by contracting with our employees, collaborators, scientific advisors, and our commercial consultants to ensure that any inventions resulting from the relationship are disclosed promptly, maintained in confidence until a patent application is filed, and preferably until publication of the patent application, and assigned to us or subject to a right to obtain a license. We do not know whether any of our owned patent applications or those patent applications that are licensed to us will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, narrowed, invalidated, circumvented, or be found to be invalid or unenforceable, which could limit our ability to stop competitors from marketing related products and reduce the term of patent protection that we may have for our products. Neither we nor our licensors can be certain that we were the first to invent the inventions claimed in our owned or licensed patents or patent applications. In addition, our competitors may independently develop similar technologies or duplicate any technology developed by us and the rights granted under any issued patents may not provide us with any meaningful competitive advantages against these competitors. Furthermore, because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that any related patent may expire prior to or shortly after commencing commercialization, thereby reducing the advantage of the patent to our business and products.

        We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our trade secret technology and processes, in part, by entering into confidentiality agreements with commercial partners, collaborators, employees, consultants, scientific advisors, and other contractors, and by contracting with our employees and some of our commercial consultants to ensure that any trade secrets resulting from such employment or consulting are owned by us. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be discovered independently by others. To the extent that our consultants, contractors, or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

  License Agreements

        We have acquired rights to develop and commercialize our product candidates through licenses granted by various parties. For information regarding our migalastat collaboration with GSK, please see "Strategic Alliances and Arrangements". For our other license agreements, the following summarizes our material rights and obligations under those licenses:

  Mt. Sinai School of Medicine

        We have acquired exclusive worldwide patent rights to develop and commercialize migalastat and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with Mt. Sinai School of Medicine ("MSSM") of New York University. Under this agreement, to date, we have paid no upfront or annual license fees and we have no milestone or future payments other than royalties on net sales. This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2019, subject to any patent term extension that may be granted, or 2024 if we develop a product for combination therapy (pharmacological chaperone plus/ERT) and a patent issues from the pending application covering the combination therapy, subject to any patent term extension that may be granted.

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

  Trademarks

        In addition to our patents and trade secrets, we own certain trademarks in the U.S. and/or abroad, including Amicus Therapeutics® and design, CHART®, CHART™, At the Forefront of Therapies for Rare and Orphan Diseases™, Zorblisa™ and design, Galafold™ and design. At present, all of the U.S. trademark applications for these marks have been either filed or registered by the U.S. Patent and Trademark Office.

Manufacturing

        We continue to rely on contract manufacturers to supply the active biopharmaceutical ingredients and final drug product for migalastat, SD-101, other pharmacological chaperones, and our next-generation ERT product candidates. The active biopharmaceutical ingredients and final formulations for these products are manufactured under current Good Manufacturing Practice ("cGMP"). The components in the final formulation for each product are commonly used in other biopharmaceutical products and are well characterized ingredients. We have implemented appropriate controls for assuring the quality of both active biopharmaceutical ingredients and final drug products. Product specifications will be established in concurrence with regulatory bodies at the time of product registration.

Competition

  Overview

        The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. In addition, several large pharmaceutical companies are increasingly focused on developing therapies for the treatment of rare diseases, both through organic growth and acquisitions and partnerships. While we believe that our technologies, knowledge, experience, and scientific resources, provide us with competitive advantages, we face potential competition from many different sources, including commercial enterprises, academic institutions, government agencies, and private and public research institutions. Any product candidates that we successfully develop and commercialize will compete with both existing and new therapies that may become available in the future.

        Many of our competitors may have significantly greater financial resources and expertise associated with research and development, regulatory approvals, and marketing approved products. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

        Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient, and/or are less expensive than products that we may develop. In addition, our ability to compete may be affected because in some cases insurers or other third party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive to buyers.

  Major Competitors

        Our major competitors include pharmaceutical and biotechnology companies in the U.S. and abroad that have approved therapies or therapies in development for LSDs or EB. Other competitors are pharmaceutical and biotechnology companies that have approved therapies or therapies in development for rare diseases for which pharmacological chaperone technology, topical EB skin treatment, or next-generation ERT may be applicable. Additionally, we are aware of several early-stage, niche pharmaceutical and biotechnology companies whose core business revolves around protein misfolding; however, we are not aware that any of these companies is currently working to develop products that would directly compete with ours. We are also aware of several pharmaceutical and biotechnology companies who are developing various treatments for EB, and ones that are developing novel ERTs. The key competitive factors affecting the success of our product candidates are likely to be their efficacy, safety, convenience, and price.

        Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The following table lists our principal competitors and publicly available information on the status of their clinical-stage product offerings (U.S. dollars in millions):

Competitor	Indication	Product	Class of Product	Status	2015 Sales
(in millions USD)
Sanofi Aventis	Fabry disease	Fabrazyme®	ERT	Marketed	$655
	Pompe disease	Myozyme®/ Lumizyme®	ERT	Marketed	$719
	Fabry disease	GZ402671	Oral GCS Inhibitor	Phase 2	N/A
	Pompe disease	GZ402666 ("neo GAA")	ERT	Phase 1	N/A
Shire	Fabry disease	Replagal®	ERT	Marketed	441
	Epidermolysis Bullosa	SHP608	Gene Therapy /	Preclinical	N/A
	(DEB Only)		Type VII Collagen
Biomarin Pharmaceutical, Inc.	Pompe disease	Reveglucosidase Alfa BMN-701	ERT	Phase 3	N/A
Protalix Biotherapeutics	Fabry disease	PRX-102	ERT	Phase 2/3	N/A
RegeneRx Biopharmaceuticals, Inc.	Epidermolysis Bullosa	RGN-137	Tß4 Topical Gel	Phase 2	N/A
(JEB & DEB)
Intercytex Ltd.	Epidermolysis Bullosa (RDEB Only)	ICX-RHY	Cell Therapy	Phase 2	N/A
Birkin AG	Epidermolysis Bullosa (All Subtypes)	Oleogel S10	Herbal Medicine / Triterpene	Phase 2	N/A
Fibrocell	Epidermolysis Bullosa (RDEB Only)	FCX-007	Gene Therapy / Type VII Collagen	Preclinical	N/A
InMed Pharmaceuticals Ltd.	Epidermolysis Bullosa (EBS Only)	INM-750	Phytocannabinoids Topical Formulation	Phase 1/2a	N/A

Government Regulation

  FDA Approval Process

        In the U.S., biopharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, Public Health Services Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of biopharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to file a marketing application, to issue Complete Response letters or to not approve pending NDAs or biologic product license applications ("BLAs"), or to issue warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, litigation, government investigation, and criminal prosecution.

        Biopharmaceutical product development in the U.S. typically involves nonclinical laboratory and animal tests, the submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required varies substantially based upon the type, complexity, and novelty of the product or disease. Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics, potential safety, and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including Good Laboratory Practice ("GLP"). The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls, and at least one proposed clinical trial protocol. Long-term preclinical safety evaluations, such as animal tests of reproductive toxicity and carcinogenicity, continue during the IND phase of development. Reproductive toxicity studies are required to allow inclusion of women of child bearing potential in clinical trials, whereas carcinogenicity studies are required for registration. The results of these long-term studies would eventually be described in product labeling.

        A 30-day review period after the submission and receipt of an IND is required prior to the commencement of clinical testing in humans. The IND becomes effective 30 days after its receipt by the FDA, and trials may begin at that point unless the FDA notifies the sponsor that the investigations are subject to a clinical hold.

        Clinical trials usually involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with applicable government regulations, Good Clinical Practice ("GCP"), as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

        Clinical trials to support an NDA or BLA for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness.

        Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance, and optimum dosage, and identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients over longer treatment periods, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.

        After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. Under federal law, the submission of most NDAs and BLAs is additionally subject to a substantial application user fee; although for orphan drugs these fees are waived, and the holder of an approved NDA or BLA may also be subject to annual product and establishment user fees. These fees are typically increased annually.

        The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Marketing applications are assigned review status during the filing period. Review status could be either standard or priority. Most such applications for standard review are reviewed within 12 months under PDUFA V (Two months for filing plus ten months for review). The FDA attempts to review a drug candidate that is eligible for priority review within six months, as discussed below. The review process may be extended by the FDA for three additional months to evaluate major amendments submitted during the pre-specified PDUFA V review clock. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an Advisory Committee for public review, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an Advisory Committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA or BLA contains data that provide substantial evidence that the drug is safe and effective in the indication studied and to be marketed.

        After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues an approval letter or a complete response letter. Complete response letters outline the deficiencies in the submission that prevent approval and may require substantial additional testing or information for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in an amendment submitted to the NDA or BLA, the FDA will then issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type and extent of information included.

        An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require substantial post-approval commitments to conduct additional testing and/or surveillance to monitor the drug's safety or efficacy and may impose other conditions, including distribution and labeling restrictions which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, problems are identified following initial marketing, or post-marketing commitments are not met.

  The Hatch-Waxman Act

        In seeking approval for a drug through an NDA, applicants are required to list with the FDA certain patent(s) with claims that cover the applicant's product or approved method of use. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an Abbreviated New Drug Application ("ANDA"). An ANDA provides for marketing of a drug product that has the same route of administration, active ingredients strength, and dosage form as the listed drug and has been shown through bioequivalence testing to be, in most cases, therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed "innovator" drug.

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

        Patent term and data exclusivity run in parallel. An ANDA application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a NCE, listed in the Orange Book for the referenced product has expired (New Chemical Entity Market Exclusivity). Federal law provides a period of five years following approval of a drug containing no previously approved active ingredients, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph 4 certification that challenges a listed patent, in which case the submission may be made four years following the original product approval.

        Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which the FDA cannot grant effective approval of an ANDA based on that listed drug for the same new dosage form, route of administration or combination, or new use.

  Other Regulatory Requirements

        Once an NDA or BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, communications regarding unindicated uses, industry-sponsored scientific and educational activities, and promotional activities involving the internet.

        Drugs may be promoted only for approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, new safety information, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA, NDA supplement, BLA, or BLA supplement before the change can be implemented. New efficacy claims require submission and approval of an NDA supplement and BLA supplement for each new indication.

        The efficacy claims typically require new clinical data similar to those included in the original application. The FDA uses the same procedures and actions in reviewing NDA and BLA supplements as it does in reviewing NDAs and BLAs. Additional exclusivity may be granted for new efficacy claims. Generic ANDAs cannot be labeled for these types of claims until the new exclusivity period expires.

        Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, and surveillance to monitor the effects of an approved product, or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to cGMP, after approval. Drug manufacturers and certain subcontractors are required to register their establishments with FDA and certain state agencies, and are subject to routine inspections by the FDA during which the agency inspects manufacturing facilities to access compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

  Orphan Drugs

        Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. The first NDA or BLA applicant with FDA orphan drug designation for a particular active ingredient to receive FDA approval of the designated drug for the disease indication for which it has such designation, is entitled to a seven-year exclusive marketing period (Orphan Drug Exclusivity) in the U.S. for that product, for that indication. During the seven-year period, the FDA may not finally approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the license holder cannot supply sufficient quantities of the product. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition, provided that the sponsor has conducted appropriate clinical trials required for approval. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee for the orphan indication.

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

  Fast Track Designation

        Under the Fast Track program, the sponsor of an IND may request the FDA to designate the drug candidate as a Fast Track drug if it is intended to treat a serious condition and fulfill an unmet medical need. The FDA must determine if the drug candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor's request. Once the FDA designates a drug as a Fast Track candidate, it is required to facilitate the development and expedite the review of that drug by providing more frequent communication with and guidance to the sponsor.

        In addition to other benefits such as the ability to use surrogate endpoints and have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track drug's NDA or BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA's review period as specified under PDUFA V for filing and reviewing an application does not begin until the last section of the NDA or BLA has been submitted. Additionally, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

  Breakthrough Therapy Designation

        Breakthrough Therapy designation is intended to expedite the development and review of a candidate that is planned for use to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A Breakthrough Therapy designation conveys all of the Fast Track program features, as well as more intensive FDA guidance on an efficient drug development program. The FDA also has an organizational commitment to involve senior management in such guidance.

  Priority Review

        Under FDA policies, a drug candidate is eligible for priority review, or review within six months from filing for a new molecular entity ("NME") or six months from submission for a non-NME if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis, or prevention of a disease. A Fast Track designated drug candidate would ordinarily meet the FDA's criteria for priority review. The FDA makes its determination of priority or standard review during the 60-day filing period after an initial NDA or BLA submission.

  Accelerated Approval

        Under the FDA's accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit. This approval mechanism is provided for under 21CRF314 Subpart H. In this case, clinical trials are conducted in which a biomarker is used as the primary outcome for approval. This biomarker substitutes for a direct measurement of how a patient feels, functions, or survives. Such biomarkers can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. When the Phase 4 commitment is successfully completed, the biomarker is deemed to be a surrogate endpoint. Failure to conduct required post-approval studies or confirm a clinical benefit during post-marketing studies, could lead the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

  Section 505(b)(2) New Drug Applications

        Most drug products obtain FDA marketing approval pursuant to an NDA, an ANDA, or a BLA. A fourth alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the safety and efficacy data of an existing product, or published literature, in support of its application.

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

        To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of an NCE, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph 4 certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

  Patient Protection and Affordable Care Act of 2010

        The Biologics Price Competition and Innovation Act of 2009 ("BPCIA"), which was enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 ("PPACA") created an abbreviated approval pathway for biological products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-licensed reference biological product via an approved BLA. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or "fingerprinting", in vitro studies, in vivo animal studies, and generally at least one clinical study, absent a waiver from the Secretary of Health and Human Services. The biosimilarity exercise tests the hypothesis that the investigational product and the reference product are the same. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the development of a stand-alone NDA or BLA is necessary. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA. Under the BPCIA, a reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product.

  Anti-Kickback, False Claims Laws, & The Prescription Drug Marketing Act

        In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties, and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

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

  Physician Drug Samples

        As part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. The Prescription Drug Marketing Act (the "PDMA") imposes requirements and limitations upon the provision of drug samples to physicians, as well as prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage, handling, and record keeping. In addition, the PDMA sets forth civil and criminal penalties for violations.

  Regulation Outside the U.S.

        In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside the U.S. require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In addition, whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of countries outside the U.S. before we can commence clinical studies or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

        To obtain regulatory approval of an orphan drug under EU regulatory systems, we are mandated to submit MAAs in Centralized Procedure. The Centralized Procedure, which is compulsory for medicines produced by certain biotechnological processes and optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. The Decentralized Procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state's assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

        We have obtained an orphan medicinal product designation in the EU from the EMA for migalastat for the treatment of Fabry disease and for SD-101 for the treatment of EB. The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating, or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients.

        Orphan drug designation provides opportunities for fee reductions for protocol assistance and access to the centralized regulatory procedures before and during the first year after marketing approval, which reductions are not limited to the first year after marketing approval for small and medium enterprises. In addition, if a product which has an orphan drug designation subsequently receives EMA marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the EMA may not approve any other application to market the same drug for the same indication for a period of 10 years. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Competitors may receive marketing approval of different drugs or biologics for the indications for which the orphan product has exclusivity. In order to do so, however, they must demonstrate that the new drugs or biologics provide a significant benefit over the existing orphan product. This demonstration of significant benefit may be done at the time of initial approval or in post-approval studies, depending on the type of marketing authorization granted.

        We have obtained a positive opinion for our PIP in the EU for SD-101 for the treatment of EB. A PIP is part of the EMA approval process and must be accepted prior to submission of an MAA for the drug in the EU. A PIP describes how a company intends to evaluate the use of a given drug in children. Completion of studies outlined in the PIP prior to European Union approval is not a requirement for MAA submission if deferral for completion has been received. The 10 years of market exclusivity granted upon receipt of EU approval can be extended by two additional years for medicines that have also complied with an agreed PIP.

        GSK obtained orphan drug designation in Japan for migalastat for the treatment of Fabry disease. The Ministry of Health, Labour, and Welfare, based on the opinion of the Pharmaceutical Affairs and Food Sanitation Council, grants orphan status to drugs intended to address serious illnesses with high unmet medical need that affect fewer than 50,000 patients in Japan. Orphan designation provides certain benefits and incentives, including priority review for marketing authorization and a period of 10 years of market exclusivity if the drug candidate is approved for the designated indication. Now that we have acquired the rights to migalastat in Japan, we have started the administrative process to obtain the orphan drug designation that was held by GSK.

Pharmaceutical Pricing and Reimbursement

        In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third party payors. Third party payors include government health administrative authorities, managed care providers, private health insurers, and other organizations. These third party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare product candidates. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

        In 2003, the U.S. government enacted legislation providing a partial prescription drug benefit for Medicare recipients that began in 2006.Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through managed care organizations and other health care delivery systems operating pursuant to this legislation. These organizations would negotiate prices for our products, which are likely to be lower than we might otherwise obtain. Federal, state, and local governments in the U.S. continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation could limit payments for biopharmaceuticals such as the drug candidates that we are developing.

        The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the U.S. has increased and will continue to increase the pressure on pharmaceutical pricing.

Employees

        As of December 31, 2015, we had 185 full-time employees, 110 of whom were primarily engaged in research and development activities and 75 of whom provided administrative services. A total of 34 employees had an M.D. or Ph.D. degree. None of our employees was represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Our Corporate Information

        We were incorporated under the laws of the State of Delaware on February 4, 2002. Our global headquarters are located at 1 Cedar Brook Drive, Cranbury, NJ 08512 and our telephone number is (609) 662-2000. Our website address is www.amicusrx.com . We make available free of charge on our website our annual, quarterly, and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission.

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

        We have filed applications to register certain trademarks in the U.S. and abroad, including Amicus Therapeutics® & design, At the forefront of therapies for rare and orphan diseases™, Zorblisa™, Galafold™, and Amigal™, Fabrazyme®, Myozyme®, Lumizyme®, and Replagal® are the property of their respective owners.

ITEM 1A.    RISK FACTORS

        The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

  We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

        We are a clinical-stage pharmaceutical company. To date, we have focused on developing our product candidates, including our lead product candidate, migalastat HCl. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Since our inception we have not generated any revenue from product sales as none of the United States Food and Drug Administration, or ("FDA"), the European Medicines Agency, or EMA, or any other foreign regulatory authorities has granted regulatory approval to any of our product candidates, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended December 31, 2015, we reported a net loss of $132.1 million, and we had an accumulated deficit of $579.6 million at December 31, 2015.

        We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we:

  •
  continue our development of, and seek regulatory approvals for, our product candidates in the United States, the European Union, and other foreign countries;

  •
  conduct additional clinical trials and/or further analysis of pre-existing clinical data to support the New Drug Application, or NDA, of migalastat HCl in the United States if required by the FDA;

  •
  continue communicating with the EMA, as necessary, as the agency reviews the regulatory submission for migalastat HCl.

  •
  initiate the regulatory submission process for marketing approval of migalastat HCl outside of the United States and EU;

  •
  build our commercial infrastructure so that it is capable of supporting product sales, marketing and distribution of migalastat HCl in the EU, US and other territories in which we may receive regulatory approval;

  •
  continue our ongoing Phase 3 clinical trial of SD-101 for the treatment of epidermolysis bullosa, or EB; and

  •
  continue our preclinical studies and clinical trials on the use of pharmacological chaperones co-formulated or co-administered with enzyme replacement therapy, or ERT, for Fabry, Pompe, and other lysosomal storage disorders, or LSDs.

        We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders' equity and working capital.

  We currently generate no revenue from the sale of products and may never become profitable.

        As we currently have no products approved for marketing, we are not generating any revenue from product sales. We have not generated any revenue since inception. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize our existing product candidates, including our lead product candidate, migalastat HCl, or other product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we do not know when any of these product candidates will generate revenue for us, if at all. Our ability to generate revenue from our current or future product candidates depends on a number of factors, including our ability to:

  •
  successfully complete development activities and obtain regulatory approval for, and successfully commercialize, migalastat HCl;

  •
  develop a commercial organization capable of sales, marketing, and distribution for migalastat HCl and any other product candidates we intend to market, if we receive regulatory approval, in the countries where we have chosen to commercialize the product candidates ourselves;

  •
  manufacture commercial quantities of our products at acceptable cost levels;

  •
  obtaining a commercially viable price for our products;

  •
  obtain coverage and adequate reimbursement from third-parties, including government payors;

  •
  successfully satisfy post-marketing requirements that the FDA, EMA, or other foreign regulatory authorities may impose if migalastat HCl or any of our other product candidates receive regulatory approval;

  •
  successfully complete development activities, including the necessary preclinical studies and clinical trials, with respect to product candidates other than migalastat HCl;

  •
  complete and submit NDAs to the FDA and obtain regulatory approval for our product candidates including migalastat HCl; and

  •
  complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities.

        In addition, because of the numerous risks and uncertainties associated with product development, including that our product candidates may not advance through development or achieve the safety and efficacy endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Furthermore, we anticipate incurring significant costs associated with commercializing these products.

        Even if we are able to generate revenues from the sale of our products, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

  If we require substantial additional capital to fund our operations and we fail to obtain necessary financing, we may be unable to complete the development and commercialization of our product candidates.

        Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates, and launch and commercialize any product candidates for which we may receive regulatory approval, including building our own commercial organization. We believe that our existing cash and cash equivalents will be sufficient to fund our operations into 2017, including the commercialization of migalastat HCl in the EU, if migalastat HCl receives regulatory approval in the EU, and the continuation of our development of our other product candidates. However, we may require substantial additional capital for the further development and commercialization of our product candidates.

        We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts, when required or on acceptable terms, we could also be required to:

  •
  significantly delay, scale back, or discontinue the development or the commercialization of our product candidates or one or more of our other research and development initiatives;

  •
  seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable, or on terms that are less favorable than might otherwise be available;

  •
  relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or

  •
  significantly curtail operations.

        Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

  •
  the costs of commercialization activities, including establishing sales, marketing, and distribution capabilities for migalastat HCl and any other product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;

  •
  the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials for our product candidates and any other product candidates that we may in-license or acquire;

  •
  the cost of manufacturing drug supply for our preclinical studies and clinical trials, including the significant cost of new Fabry ERT cell line development and manufacturing as well as the cost of manufacturing Pompe ERT;

  •
  the outcome, timing, and cost of the regulatory approval process by the FDA, EMA, and other foreign regulatory authorities, including the potential for regulatory authorities to require that we perform more studies than those that we currently anticipate;

  •
  the cost of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;

  •
  the cost and timing of completion of existing or expanded commercial-scale outsourced manufacturing activities;

  •
  the cost of defending any claims asserted against us, including the pending securities class action lawsuit brought against us in the United States District Court for the District of New Jersey and shareholder derivative lawsuits against us in the Superior Court of New Jersey Middlesex County;

  •
  the emergence of competing technologies and other adverse market developments;

  •
  the extent to which we acquire or invest in additional businesses, products, and technologies; and

  •
  the cost to integrate our recent acquisition of Scioderm, Inc., or Scioderm, and its products and technologies into our business.

  Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

        We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt, receivables, and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders' ownership. For example, stockholders may experience dilution if the holders of the warrants issued in connection with our private placement in October 2015 and February 2016 exercise their warrants. The incurrence of additional indebtedness beyond our existing indebtedness with Redmile Capital Fund, LP, or Redmile, could also result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

        On October 1, 2015, we entered into a Note and Warrant Purchase Agreement with Redmile and certain of its affiliates whereby we sold, on a private placement basis, (i) $50.0 million aggregate principal amount of unsecured promissory notes, and (ii) 1,349,998 warrants that have a term of five years. The payment terms under the purchase agreement consist of two installments, the first $15.0 million is due in October 2017 and the $35.0 million balance is due in October 2020. Interest is payable at 4.1% on a monthly basis over the term of the loan.

        On February 19, 2016, we entered into another Note and Warrant Purchase Agreement with Redmile Group, LLC and certain funds and accounts managed or advised by it, whereby we sold, on a private placement basis, (i) $50,000,000 aggregate principal amount of unsecured promissory notes and (b) five-year warrants to purchase up to 37 shares of our common stock for every $1,000 of the principal amount of notes purchased by each purchaser, for an aggregate of up to 1,850,000 shares of common stock issuable under the warrants. The notes bear interest at 3.875%. Of the $50,000,000 of notes, $15,000,000 of the aggregate principal notes will be issued by us and will mature on October 1, 2017, which is the same maturity as the original October 1, 2015 note. $35,000,000 of the aggregate principal notes will be issued by Amicus Therapeutics UK Limited and mature on October 1, 2021, a one-year increase in maturity from the original October 1, 2015 note. For each tranche, interest will accrue but go unpaid until final maturity. We agreed with Redmile that in full consideration of the purchase price for the notes issued under the October 2015 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purchase Agreement and we will pay Redmile any unpaid interest accrued thereunder.

        There can be no assurance that our cash and cash equivalents, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations. Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations.

  We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

        We commenced operations in February 2002. Our operations to date have been limited to organizing and staffing our company, acquiring and developing our technology and undertaking preclinical studies and clinical trials of our most advanced product candidates. We have not yet generated any commercial sales for any of our product candidates. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial scale product,, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, if we are successful in obtaining marketing approval for any of our lead product candidates or if we acquire commercial assets, we will need to transition from a company with a research focus to a company capable of supporting commercial activities. We have not demonstrated an ability to commercialize a product and may not be successful in such a transition.

  We may not realize all of the anticipated benefits of the acquisition of Scioderm.

        The success of our acquisition of Scioderm will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining the businesses of our company and Scioderm. Our ability to realize these benefits, and the timing of this realization, depend upon a number of factors and future events, many of which we and Scioderm, individually or collectively, cannot control. These factors and events include:

  •
  integrating Scioderm's technology platform into our company;

  •
  reliance on the representations and warranties given by the former Scioderm management and board which may prove to be incomplete, inaccurate or misleading.

  •
  reliance on the opinions of neutral or other third parties referred to us by the former Scioderm management and board prior to the acquisition that may prove to be incomplete, inaccurate or misleading.

  •
  obtaining and maintaining intellectual property rights relating to the Scioderm technology;

  •
  enforcing our intellectual property rights covering SD-101 against third party manufacturers or compounding pharmacies;

  •
  third party manufacturers or compounding pharmacies designing around our intellectual property covering SD-101;

  •
  effectively consolidating research and development operations;

  •
  retaining and attracting key employees;

  •
  consolidating corporate and administrative functions;

  •
  any delays in enrollment in on-going clinical trials for SD-101;

  •
  the success of on-going or later clinical trials for SD-101;

  •
  maintaining new chemical entity exclusivity and/or orphan drug market exclusivity; and

  •
  minimizing the diversion of management's attention from ongoing business concerns.

        Acquisitions involve risks, including inaccurate assessment of undisclosed, contingent, or other liabilities or problems. Following the completion of the merger, the surviving corporation, which is now a wholly owned subsidiary of our company, possesses not only all of the assets, but also all of the liabilities of Scioderm. It is possible that undisclosed, contingent, or other liabilities or problems may arise in the future of which we were previously unaware. These undisclosed liabilities could have an adverse effect on our business, financial condition, and prospects.

  We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders' ownership, increase our debt, or cause us to incur significant expense.

        As part of our business strategy, we may continue to pursue acquisitions of assets or businesses, or strategic alliances and collaborations, to expand our existing technologies and operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations, and cash flows. We may not be able to find suitable acquisition candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.

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

  Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

        As of December 31, 2015, we had federal and state net operating loss carry forwards, or NOLs, of approximately $406.1 million and $382.7 million, respectively. The federal carry forward will expire in 2028 through 2035. Most of the state carry forwards generated prior to 2009 expired in 2015. The remaining state carry forwards including those generated from 2009 through 2015 will expire in 2029 through 2035 due to a change in the New Jersey state law regarding the net operating loss carry forward period. Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership some of which are outside our control. We completed a detailed study of our NOLs and determined that there was not an ownership change in excess of 50%. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to the Regulatory Approval and Clinical Development of our Product Candidates

  We depend heavily on the success of our lead product candidate, migalastat HCl, which we are developing for Fabry disease. If we are unable to obtain approval from FDA, EMA, or other foreign regulatory authorities, or if we are unable to commercialize migalastat HCl, or experience significant delays in doing so, our business could be materially harmed.

        We have invested a significant portion of our efforts and financial resources in the development of migalastat HCl for the treatment of Fabry disease. Our ability to generate product revenues, which may not occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval, and commercialization of migalastat HCl.

        In June 2015, the EMA accepted our Marketing Authorization Application, or MAA, for review of migalastat HCl and began its Centralised Authorisation Procedure. The MAA submission for migalastat HCl is being reviewed in the Centralised Procedure, which if authorized, provides a valid marketing license valid in all 28 EU member states.

        Any delay or impediment in our ability to obtain regulatory approval in any region to commercialize, or, if approved, obtain coverage and adequate reimbursement from third-parties, including government payors, for migalastat HCl may cause us to be unable to generate the revenues necessary to continue our research and development pipeline activities, thereby adversely affecting our business and our prospects for future growth.

        Further, the success of migalastat HCl will depend on a number of factors, including the following:

  •
  obtain a sufficiently broad label that would not unduly restrict patient access;

  •
  receipt of marketing approvals for migalastat HCl in the EU and United States;

  •
  building an infrastructure capable of supporting product sales, marketing, and distribution of migalastat HCl in territories where we pursue commercialization directly;

  •
  establishing commercial manufacturing arrangements with third party manufacturers;

  •
  establishing commercial distribution agreements with third party distributors;

  •
  launching commercial sales of migalastat HCl, if and when approved, whether alone or in collaboration with others;

  •
  acceptance of migalastat HCl, if and when approved, by patients, the medical community, and third party payors;

  •
  the regulatory approval pathway that we pursue for migalastat HCl in the U.S.;

  •
  effectively competing with other therapies;

  •
  a continued acceptable safety profile of migalastat HCl following approval;

  •
  obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

  •
  protecting our rights in our intellectual property portfolio.

  •
  obtaining a commercially viable price for our products

        If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize migalastat HCl, which would materially harm our business.

  If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

        Our product candidates, including migalastat HCl, and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, and reimbursement are subject to comprehensive regulation by the EMA, the FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have not obtained regulatory approval to market any of our product candidates in any jurisdiction.

        We have only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and are and will need to rely on third party contract research organizations, or CROs, to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that migalastat HCl or any of our other product candidates are not effective or only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

        Obtaining approval of an MAA by the EMA is highly uncertain and we may fail to obtain the approval even though the EMA has accepted our MAA submission for review. The MAA review processes and the processes of other regulatory authorities, including the FDA, are extensive, lengthy, expensive, and uncertain, and such regulatory authorities may delay, limit, or deny approval of migalastat HCl or any of our other product candidates for many reasons, including, but not limited to:

  •
  our failure to demonstrate to the satisfaction of the applicable regulatory authorities that migalastat HCl or any of our other product candidates are safe and effective for a particular indication;

  •
  the results of clinical trials may not meet the level of statistical significance or other efficacy or safety parameters required by the applicable regulatory authorities for approval;

  •
  the applicable regulatory authority may disagree with the number, design, size, conduct, or implementation of our clinical trials or conclude that the data fail to meet statistical or clinical significance;

  •
  the applicable regulatory authority may not find the data from preclinical studies and clinical trials sufficient to demonstrate that the product candidate's clinical and other benefits outweigh its safety risks;

  •
  the applicable regulatory authority may disagree with our interpretation of data from preclinical studies or clinical trials, and may reject conclusions from preclinical studies or clinical trials, or determine that primary or secondary endpoints from clinical trials were not met, or reject safety conclusions from such studies or trials;

  •
  the applicable regulatory authority may not accept data generated at one or more of our clinical trial sites;

  •
  the applicable regulatory authority may determine that we did not properly oversee our clinical trials or follow the regulatory authority's advice or recommendations in designing and conducting our clinical trials;

  •
  an advisory committee, if convened by the applicable regulatory authority, may recommend against approval of our application or may recommend that the applicable regulatory authority require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, or even if an advisory committee, if convened, makes a favorable recommendation, the respective regulatory authority may still not approve the product candidate; and

  •
  the applicable regulatory authority may identify deficiencies in the chemistry, manufacturing, and control sections of our application, our manufacturing processes, facilities, or analytical methods or those of our third party contract manufacturers, and this may lead to significant delays in the approval of our product candidates or to the rejection of our applications altogether.

        The process of obtaining marketing approvals is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

  Accelerated assessment for our drug product candidates in the EU may not actually lead to a faster review process, or increased chance of approval.

        Our June 2015 MAA submission to the EMA was our first MAA filing. The EMA designated our submission as subject to accelerated approval. During the regulatory review process, regulatory agencies will typically ask questions of applicants. We have received questions from the EMA and attempted to provide timely and complete answers to the questions; however, we cannot assure you that our answers to such questions will be deemed by the EMA to be complete and to the satisfaction of the regulatory agencies. If certain questions asked have not been fully and satisfactorily answered by us, approval of our filings may be delayed, or the filings may be rejected. In addition, the approval of the MAA will require successful completion of inspections and resolution of any significant issues raised during these inspections. Accordingly, we are unable to predict the exact timing or outcome of the review of our MAA for migalastat HCl.

  If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, EMA, or other foreign regulatory authorities, or do not otherwise produce favorable results, we may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

        In connection with seeking marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

        For example, if the FDA refuses to accept an NDA for accelerated approval or full approval, or accepts the filing, but ultimately decides not to approve the NDA, we may need to complete additional Phase 3 clinical trial(s) and may need to expend significantly more capital to pursue FDA approval of migalastat HCl. If we are required to conduct additional clinical trials or other testing of migalastat HCl or any other product candidate that we develop beyond those tests and trials that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may:

  •
  choose not to seek regulatory approval in the U.S.;

  •
  be delayed in obtaining marketing approval for our product candidates;

  •
  not obtain marketing approval at all;

  •
  obtain approval for indications or patient populations that are not as broad as intended or desired;

  •
  obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

  •
  be subject to additional post-marketing testing requirements, safety strategies or restrictions, such as a requirement of a risk evaluation and mitigation strategy, or REMS; or

  •
  have the product removed from the market after obtaining regulatory approval.

  If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential regulatory approval or commercialization of our product candidates could be delayed or prevented.

        We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

  •
  clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

  •
  the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or patients may drop out of these clinical trials at a higher rate than we anticipate;

  •
  we may be unable to enroll a sufficient number of patients in our trials to ensure adequate statistical power to detect any statistically significant treatment effects;

  •
  our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

  •
  regulators, institutional review boards, or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

  •
  we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

  •
  we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

  •
  regulators, institutional review boards, or independent ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

  •
  the cost of clinical trials of our product candidates may be greater than we anticipate;

  •
  the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or

  •
  our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards or independent ethics committees to suspend or terminate the trials.

        Our product development costs will increase if we experience delays in testing or regulatory approvals. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, allow our competitors to bring products to market before we do, or impair our ability to successfully commercialize our product candidates, and so may harm our business and results of operations.

  The regulatory pathway for approval of migalastat HCl in the United States is not yet determined, and, depending on the pathway that the FDA requires us to pursue, or if the FDA refuses to accept for filing our NDA with the existing data, our NDA submission could be significantly delayed or unsuccessful or we may decide to no longer seek approval of migalastat HCl in the United States.

        We had planned, until on or about October 1, 2015 to submit an NDA for accelerated approval (Subpart H) of migalastat HCl with the FDA in the second half of 2015. Under the FDA's accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening disease or condition that provides meaningful therapeutic benefit to patients over available treatments based upon a surrogate or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA has broad discretion over whether to grant approval based on a surrogate endpoint. The regulatory pathway for migalastat HCl is currently uncertain and we continue to confer with the FDA on the appropriate pathway. There can be no assurance of if and when we will receive guidance on the regulatory pathway or whether the FDA will accept an NDA based on existing data under either an accelerated or full approval pathway, or if accepted, whether the NDA will ultimately be approved. If the FDA refuses to accept an NDA for accelerated approval or full approval, or accepts the filing, but ultimately does not approve the NDA, the FDA may require additional Phase 3 clinical trials beyond those already completed for us to continue to seek FDA approval. If required to complete additional trials, we may choose not to complete those trials or pursue U.S. approval, or if we do, we may need to expend significantly more capital with no assurance of the success of any such clinical trial nor of the FDA's ultimate decision regarding approval of migalastat HCl.

        If migalastat HCl is approved by the FDA under the accelerated approval regulations, it will be subject to rigorous post-marketing compliance requirements, including the completion of a Phase 4 or post-approval clinical trial(s) to confirm the effect on the clinical endpoint, and FDA review of all promotional materials prior to their dissemination. If we fail to promptly conduct any required post-approval study, do not confirm a clinical benefit during the post-marketing study(ies), other evidence shows that migalastat HCl is not shown to be safe or effective under the conditions of use, or we disseminate promotional materials relating to migalastat HCl that are found by the FDA to be false and misleading, the FDA could seek to withdraw migalastat HCl from the market on an expedited basis.

  If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

        We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Each of our diseases that our lead product candidates are intended to treat are characterized by small patient populations, which could result in slow enrollment of clinical trial participants. For example, the entry criteria for our Phase 3 clinical trial in migalastat HCl for Fabry disease to support approval in the United States (Study 011) required that patients must have a genetic mutation that we believe is responsive to migalastat HCl, and may not have received ERT in the past or must have stopped treatment for at least six months prior to enrolling in the study. As a result, enrollment of the clinical trial lasted for over two years. In addition, our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. As a result, potential clinical trial sites may elect to dedicate their limited resources to participation in our competitors' clinical trials and not ours, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates.

        Patient enrollment is affected by other factors including:

  •
  severity of the disease under investigation;

  •
  eligibility criteria for the clinical trial in question;

  •
  perceived risks and benefits of the product candidate under study;

  •
  efforts to facilitate timely enrollment in clinical trials;

  •
  patient referral practices of physicians;

  •
  the ability to monitor patients adequately during and after treatment; and

  •
  proximity and availability of clinical trial sites for prospective patients.

        Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of the company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients in any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

  We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

        Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

        We have based our research and development efforts on our Chaperone-Advanced Replacement Therapy ("CHART") platform technologies to develop next-generation ERT products for Fabry, Pompe, and other LSDs, and on SD-101 for the treatment of EB. Notwithstanding our large investment to date and anticipated future expenditures in proprietary technologies, we have not yet developed, and may never successfully develop, any marketed drugs using this approach. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

        Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. We cannot be assured that these trials will ultimately be successful. In addition, patients may not be compliant with their dosing regimen or trial protocols or they may withdraw from the clinical trial at any time for any reason.

        In addition, while the clinical trials of our product candidates are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting product candidates. In addition, individual patient responses to the dose administered of a product candidate may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety or efficacy parameters may not yield statistical precision in estimating our product candidates' effects on study participants. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

        In addition, certain of our product candidates are based on our active-site pharmacological chaperone technology. To date, we are not aware that any product based on active-site pharmacological chaperone technology has been approved by the FDA or EMA. As a result, if the FDA or EMA requires different endpoints than the endpoints we anticipate using or have used in our clinical trials, or a different analysis of those endpoints, it may be more difficult for us to obtain, or we may be delayed in obtaining, FDA or EMA approval of our product candidates. If we are not successful in commercializing any of our lead product candidates, or are significantly delayed in doing so, our business will be materially harmed.

  We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA and EMA.

        We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA and EMA. We have not obtained regulatory approval nor commercialized any of our product candidates. Our limited experience might prevent us from successfully designing or implementing a clinical trial. We have limited experience in conducting and managing the application process necessary to obtain regulatory approvals and we might not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead product candidates, or might be significantly delayed in doing so, which will materially harm our business.

  We may not be able to obtain orphan drug exclusivity for our product candidates. If our competitors are able to obtain orphan drug exclusivity for their products that are the same drug as our product candidates, or can be classified as a similar medicinal product according to the EMA's regulations, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

        Regulatory authorities in some jurisdictions, including the EU and the United States, may designate drugs for relatively small patient populations as orphan drugs. We obtained orphan drug designations from the FDA for migalastat HCl for the treatment of Fabry disease in February 2004. We also obtained orphan medicinal product designation in the EU for migalastat HCl in May 2006. SD-101 has also received these designations from the FDA and EMA. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from approving another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable market exclusivity period for orphan drugs is ten years in the EU and seven years in the United States. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified.

        In the EU, a "similar medicinal product" is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. For a drug such as migalastat HCl, which is composed of small molecules, the FDA defines "same drug" as a drug that contains the same active moiety and is intended for the same use. Obtaining orphan drug exclusivity for migalastat HCl for these indications, both in the EU and in the United States, may be important to the product candidate's and our CHART program's success. If a competitor obtains orphan drug exclusivity for and approval of a product with the same indication as migalastat HCl before we do and if the competitor's product is the same drug or a similar medicinal product as ours, we could be excluded from the market for a certain period of time.

        Even if we obtain orphan drug exclusivity for migalastat HCl for these indications, we may not be able to maintain it. For example, if a competitive product that is the same drug or a similar medicinal product as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as our product candidate if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated.

  Failure to obtain or maintain regulatory approval in international jurisdictions would prevent us from marketing our other products abroad.

        In order to market and sell migalastat HCl and our other products in the EU and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, some countries outside the United States require approval of the sales price of a drug before it can be marketed. In many countries, separate procedures must be followed to obtain reimbursement. We may not obtain marketing, pricing or reimbursement approvals outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. Regulatory approvals in countries outside the United States do not ensure pricing approvals in those countries or in any other countries, and regulatory approvals and pricing approvals do not ensure that reimbursement will be obtained.

  Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or commercialization.

        Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA, EMA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

  •
  regulatory authorities may require the addition of restrictive labeling statements;

  •
  regulatory authorities may withdraw their approval of the product; and

  •
  we may be required to change the way the product is administered or additional clinical trials are conducted.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate or could substantially increase the costs and expenses of commercializing the product candidate, which in turn could delay or prevent us from generating significant revenues from its sale or adversely affect our reputation.

Risks Related to the Commercialization of our Product Candidates

  If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing migalastat HCl or any other product candidate if and when they are approved.

        We are in the process of building our sales and marketing infrastructure and have little experience in the sale and marketing of pharmaceutical products. To achieve commercial success for any approved product, we must continue to develop a sales and marketing organization or outsource these functions to third parties. We plan to establish our own sales and marketing capabilities and to promote migalastat HCl in the EU and the United States with a targeted sales force if and when migalastat HCl is approved in the EU and/or the United States. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

        Factors that may inhibit our efforts to commercialize our products, if and when they are approved by regulatory authorities, including the FDA and EMA, on our own include:

  •
  our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

  •
  the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;

  •
  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

  •
  unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

  •
  efforts by our competitors to commercialize products at or about the time when our product candidates would be coming to market.

        We may also co-promote our product candidates in various markets with pharmaceutical and biotechnology companies in instances where we believe that a larger sales and marketing presence will expand the market or accelerate penetration. If we do enter into arrangements with third parties to perform sales and marketing services, our product revenues will be lower than if we directly sold and marketed our products and any revenues received under such arrangements will depend on the skills and efforts of others.

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

        Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. In addition, as new studies are performed the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of Fabry disease, EB or Pompe disease in the study populations, particularly in these newer studies, accurately reflects the prevalence of these diseases in the broader world population. If our estimates of the prevalence of Fabry disease, EB or Pompe disease, or of the number of patients who may benefit from treatment with our product candidates prove to be incorrect, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer.

  Even if migalastat HCl or any other product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success.

        If migalastat HCl or any of our other product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

  •
  the efficacy and potential advantages compared to alternative treatments;

  •
  the prevalence and severity of any side effects;

  •
  the ability to offer our product candidates for sale at competitive prices;

  •
  convenience and ease of administration compared to alternative treatments;

  •
  the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

  •
  the strength of marketing and distribution support and timing of market introduction of competitive products;

  •
  publicity concerning our products or competing products and treatments; and

  •
  sufficient third party coverage or reimbursement.

        Our ability to negotiate, secure and maintain third party coverage and reimbursement may be affected by political, economic and regulatory developments in the United States, the EU and other jurisdictions. Governments continue to impose cost containment measures, and third party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of migalastat HCl or any of our other product candidates that receive marketing approval.

  We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

        The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of lysosomal storage disorders, including Fabry disease. These products include Sanofi Aventis' Fabrazyme® and Shire plc's Replagal®. In addition, Sanofi markets and sells Myozyme® and Lumizyme® for the treatment of Pompe disease. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties, including Biomarin Pharmaceutical's BMN-701, an ERT in Phase 2/3 development for Pompe disease. Birken AG has completed a Phase 2 trial with Oleogel-S10 for the treatment of EB.

        Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or noncompetitive. Our competitors may also obtain FDA, EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours. We may also face competition from off-label use of other approved therapies. There can be no assurance that developments by others will not render our product candidates or any acquired products obsolete or noncompetitive either during the research phase or once the products reaches commercialization.

        We believe that many competitors, including academic institutions, government agencies, public and private research organizations, large pharmaceutical companies and smaller more focused companies, are attempting to develop therapies for many of our target indications. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, prosecuting intellectual property rights and marketing approved products than we do. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs or advantageous to our business. In addition, if we obtain regulatory approvals for our products, manufacturing efficiency and marketing capabilities are likely to be significant competitive factors. We currently have one third party manufacturer and a limited sales force and marketing infrastructure. Further, many of our competitors have substantial resources and expertise in conducting collaborative arrangements, sourcing in-licensing arrangements and acquiring new business lines or businesses that are greater than our own.

  A variety of risks associated with international operations could materially adversely affect our business.

        If migalastat HCl, SD-101 or any of our other product candidates are approved for commercialization in the EU, or in other foreign countries, we expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

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

  •
  noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anti-corruption laws in other jurisdictions;

  •
  tighter restrictions on privacy and the collection and use of patient data; and

  •
  business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

        We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by both the EU and many of the individual countries in Europe with which we will need to comply. Many U.S.-based biopharmaceutical companies have found the process of marketing their own products in Europe to be very challenging.

  Even if we are able to commercialize migalastat HCl, SD-101 or any other product candidate, the products may become subject to unfavorable pricing regulations, third party coverage and reimbursement practices or healthcare reform initiatives, which would harm our business.

        The regulations and practices that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries, including almost all of the member states of the European Economic Area, require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, including the European market, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact any revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

        Our ability to commercialize migalastat HCl or any product candidate successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the EU and U.S. healthcare industries and elsewhere is cost containment. Government authorities and other third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for migalastat HCl or any product that we commercialize and, if coverage and reimbursement are available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for migalastat HCl may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third party payors are likely to impose strict requirements for reimbursement of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product for which we obtain marketing approval.

        There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the applicable regulatory authority. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. In the EU, reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. In addition, in the EU, for medicines authorized by the Centralised Authorisation Procedure, an authorized trader, such as a wholesaler, can purchase a medicine in one EU member state and import the product into another EU member state. This process is called "parallel distribution." As a result, a purchaser in one EU member state may seek to import a product from another EU member state where such product is sold at a lower price. This could have a negative impact on our business, financial condition, results of operations and growth if any of our product candidates are approved in the EU.

  Any product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties or other enforcement actions if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

        Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. The FDA's requirements include submissions of safety and other post-marketing information and reports, registration requirements, Current Good Manufacturing Practices, or cGMP, requirements relating to manufacturing, quality control, quality assurance and complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to healthcare professionals and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may be subject to significant conditions of approval, including the requirement of a REMS. The FDA also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA imposes stringent restrictions on manufacturers' communications regarding off-label use and if we do not comply with the laws governing promotion of approved drugs, we may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to civil and criminal penalties, investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

        In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

  •
  restrictions on such products, manufacturers or manufacturing processes;

  •
  changes to or restrictions on the labeling or marketing of a product;

  •
  restrictions on product distribution or use;

  •
  requirements to implement a REMS;

  •
  requirements to conduct post-marketing studies or clinical trials;

  •
  warning or untitled letters;

  •
  withdrawal of the products from the market;

  •
  refusal to approve pending applications or supplements to approved applications that we submit;

  •
  recall of products;

  •
  fines, restitution or disgorgement of profits or revenues;

  •
  suspension or withdrawal of marketing approvals;

  •
  refusal to permit the import or export of our products;

  •
  product seizure;

  •
  injunctions; or

  •
  the imposition of civil or criminal penalties.

        Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU's requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

  Our relationships with customers, healthcare providers, patients, patient organizations and professionals and third party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

        Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our future arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, federal, state and foreign healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:

  •
  the U.S. federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse, and healthcare laws and regulations;

  •
  the U.S. federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. There is also a separate false claims provision imposing criminal penalties. Applicable regulations of both the EMA and EU member states also impose liability for failing to comply with fraud and abuse laws or improperly using information obtained in in the course of clinical trials with the EMA or other regulatory authorities;

  •
  The U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute to defraud any healthcare benefit program or specific intent to violate it in order to have committed a violation. This statute also may impose monetary penalties on any offers or transfers of remuneration to Medicare or Medicaid beneficiaries (patients) which is likely to influence the beneficiary's selection of particular supplier of government payable items. Similarly, the collection and use of personal health data in the EU is governed by the provisions of the Data Protection Directive. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive also imposes strict rules on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the Data Protection Directive as transposed into related national data protection laws of the EU member states may result in fines and other administrative penalties. The draft Data Protection Regulation (which, when adopted, does not require transposition into the national laws of the EU states) currently going through the legislative 10-decision process is expected to introduce new data protection requirements in the EU and substantial fines for breaches of the data protection rules. If the draft Data Protection Regulation is adopted in its current form it may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects;

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

  •
  U.S. federal laws requiring drug manufacturers to report annually information related to certain payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership or investment interests held by physicians and their immediate family members, including under the federal Open Payments program, commonly known as the Sunshine Act, as well as other state and foreign laws regulating marketing activities and requiring manufacturers to report marketing expenditures, payments and other transfers of value to physicians and other healthcare providers. Similarly, payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician's employer, his or her competent professional organization and/or the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU member states. In addition, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

  •
  U.S. federal government price reporting laws, which require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs. Participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, potential liability for the failure to report such prices in an accurate and timely manner, and potentially limit our ability to offer certain marketplace discounts; and

  •
  state and foreign equivalents of each of the above laws, including state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

        While we do not submit claims and our customers will make the ultimate decision on how to submit claims, we may provide reimbursement guidance and support regarding migalastat HCl, if we receive regulatory approval, to our customers and patients. If a government authority were to conclude that we provided improper advice to our customers and/or encouraged the submission of false claims for reimbursement, we could face action by government authorities. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Nonetheless, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

  Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

        In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of migalastat HCl or any of our other product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates, including migalastat HCl, for which we obtain marketing approval.

        In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

        In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Affordable Care Act revised the definition of "average manufacturer price" for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. A significant number of provisions are not yet, or have only recently become, effective, but the Affordable Care Act is likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. We expect that the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products.

        Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

        In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs.

  The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have promoted off-label uses, we may become subject to significant liability.

        The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted in the United States for uses that are not approved by the FDA as reflected in the product's approved labeling. In particular, any labeling approved by the FDA for migalastat HCl, SD-101 or any of our other product candidates may include restrictions on use. The FDA may impose further requirements or restrictions on the distribution or use of migalastat HCl, SD-101 or any of our other product candidates as part of a REMS plan. If we receive marketing approval for migalastat HCl, SD-101 or any other product candidates, physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines and / or other penalties against companies for alleged improper promotion and has investigated and / or prosecuted several companies in relation to off-label promotion (which is a violation of Federal regulations). The FDA has also requested that certain companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed, curtailed or prohibited.

  Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

        We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop, including those which may arise from misuse or malfunction of, or design flaws in, such products, whether or not such problems directly relate to the products and services we have provided. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

  •
  reduced resources of our management to pursue our business strategy;

  •
  decreased demand for any product candidates or products that we may develop;

  •
  injury to our reputation and significant negative media attention;

  •
  regulatory investigations, prosecutions or enforcement actions that could require costly recalls or product modifications

  •
  withdrawal of clinical trial participants;

  •
  significant costs to defend the related litigation;

  •
  increased insurance costs, or an inability to maintain appropriate insurance coverage;

  •
  substantial monetary awards to trial participants or patients, including awards that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available, and would damage our ability to obtain liability insurance at reasonable costs, or at all, in the future;

  •
  loss of revenue; and

  •
  the inability to commercialize any products that we may develop.

        The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin commercializing migalastat HCl or any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or a series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our available cash and adversely affect our business.

  If the FDA or other applicable regulatory authorities approve generic products with claims that compete with any of our product candidates, it could reduce our sales of those product candidates.

        In the United States, after an NDA is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an abbreviated NDA, or ANDA. The Federal Food, Drug, and Cosmetic Act, or the FD&C Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredients, dosage form, strength, route of administration, and conditions of use, or product labeling, as our product candidate and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product candidate. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our product candidates would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our product candidates.

Risks Related to our Intellectual Property

  If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected.

        Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and in certain foreign jurisdictions related to our novel technologies and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering this intellectual property. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

        The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

        In addition, we cannot be assured that any of our pending patent applications will result in issued patents. In particular, we have filed patent applications in the United States, the European Patent Office and other countries outside the United States that have not been issued as patents. These pending applications include, among others, some of the patent applications we license pursuant to a license agreement with Mount Sinai School of Medicine of New York University. If patents are not issued in respect of our pending patent applications, we may not be able to stop competitors from marketing similar products in Europe and other countries in which we do not have issued patents.

        The patents that we have licensed from Mt. Sinai School of Medicine relating to use of migalastat HCl to treat Fabry disease expire in 2018 in the United States and 2019 in Europe, Japan, and Canada. In addition to patent protection outside of the United States, we intend to seek orphan medicinal product designation and to rely on statutory data exclusivity provisions in jurisdictions outside the United States where such protections are available, including Europe. The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:

  •
  We do not hold composition of matter patents covering migalastat HCl. Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. For our product candidates for which we do not hold composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method of use patents that we may hold.

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

        The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. In addition, we may not pursue or obtain patent protection in all major markets. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

        Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office or become involved in opposition, derivation, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

        Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. In addition, other companies may attempt to circumvent any regulatory data protection or market exclusivity that we obtain under applicable legislation, which may require us to allocate significant resources to preventing such circumvention. Legal and regulatory developments in the EU and elsewhere may also result in clinical trial data submitted as part of an MAA becoming publicly available. Such developments could enable other companies to circumvent our intellectual property rights and use our clinical trial data to obtain marketing authorizations in the EU and in other jurisdictions. Such developments may also require us to allocate significant resources to prevent other companies from circumventing or violating our intellectual property rights. Our attempts to prevent third parties from circumventing our intellectual property and other rights may ultimately be unsuccessful. We may also fail to take the required actions or pay the necessary fees to maintain our patents.

        The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

  We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

        Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent's claims narrowly or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.

  Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

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

  We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

        Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee's former employer. Litigation may be necessary to defend against these claims.

        In addition, while we typically require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

        If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

  Intellectual property litigation could cause us to spend substantial resources and could distract our personnel from their normal responsibilities.

        Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

  If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

        In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be obtained or independently developed by a competitor, our competitive position would be harmed.

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

  We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.

        Our trademark applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

  Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

        The U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents are required to be paid to the U.S. Patent and Trademark Office and foreign patent agencies in several stages over the lifetime of the patents. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

Risks Related to our Dependence on Third Parties

  Use of third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

        Even if we are able to establish and maintain arrangements with third party manufacturers, reliance on third party manufacturers entails additional risks, including:

  •
  reliance on the third party for regulatory compliance and quality assurance;

  •
  limitations on supply availability resulting from capacity and scheduling constraints of the third parties;

  •
  impact on our reputation in the marketplace if manufacturers of our products, once commercialized, fail to meet the demands of our customers

  •
  the possible breach of the manufacturing agreement by the third party;

  •
  the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

  •
  the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

        The FDA and regulatory authorities in other jurisdictions require our contract manufacturers to comply with regulations setting forth cGMP. These regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize. Our manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure or the failure of our third party manufacturers, to comply with applicable regulations could significantly and adversely affect regulatory approval and supplies of our product candidates.

        Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

        If the third parties that we engage to manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

        Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis.

  We rely on third parties to conduct certain preclinical development activities and our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

        We do not independently conduct clinical trials for our product candidates or certain preclinical development activities of our product candidates, such as long-term safety studies in animals. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to perform these functions. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.

        Our reliance on these third parties for preclinical and clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, or GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Similar GCP and transparency requirements apply in the EU. Failure to comply with such requirements, including with respect to clinical trials conducted outside the EU and United States, can also lead regulatory authorities to refuse to take into account clinical trial data submitted as part of an MAA.

        Furthermore, third parties that we rely on for our clinical development activities may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Our product development costs will increase if we experience delays in testing or obtaining marketing approvals.

        We also rely on other third parties to store and distribute drug supplies for our preclinical development activities and clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

        Extensions, delays, suspensions or terminations of our preclinical development activities or our clinical trials as a result of the performance of our independent clinical investigators and CROs will delay, and make more costly, regulatory approval for any product candidates that we may develop. Any change in a CRO during an ongoing preclinical development activity or clinical trial could seriously delay that trial and potentially compromise the results of the activity or trial.

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

        Any collaboration that we enter into may not be successful. The success of our collaboration arrangements, if any, will depend heavily on the efforts and activities of our collaborators. It is likely that any collaborators of ours will have significant discretion in determining the efforts and resources that they will apply to these collaborations. The risks that we may be subject to in possible future collaborations include the following:

  •
  collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

  •
  collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators' strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

  •
  collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

  •
  collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

  •
  a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

  •
  collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

  •
  collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

  •
  disputes may arise between the collaborator and us as to the ownership of intellectual property arising during the collaboration;

  •
  we may grant exclusive rights to our collaborators, which would prevent us from collaborating with others;

  •
  disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

  •
  collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

        Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

        Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Such terminations or expirations may adversely affect us financially and could harm our business reputation in the event we elect to pursue collaborations that ultimately expire or are terminated.

        Our initial co-formulated product candidate for Fabry Disease that we developed as part of our collaboration with GSK utilized migalastat HCl co-formulated with a proprietary human recombinant alpha-Gal A enzyme. We plan to continue development of a co-formulated ERT with migalastat HCl with an internally developed Fabry cell line as a next-generation ERT for Fabry disease.

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

        We rely on the manufacturers of our product candidates to purchase from third party suppliers the materials necessary to produce the compounds for our preclinical studies and clinical trials and will rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our preclinical studies and clinical trials, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates.

  Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization.

        As we scale up manufacturing of our product candidates and conduct required stability testing, we may encounter product, packaging, equipment and process-related issues that may require refinement or resolution in order to proceed with our planned clinical trials and obtain regulatory approval for commercial marketing. In the future, we may identify impurities, which could result in increased scrutiny by regulatory authorities, delays in our clinical programs and regulatory approval, increases in our operating expenses or failure to obtain or maintain approval for our product candidates.

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

Risks Related to our Business, Employee Matters and Managing Growth

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

        As of December 31, 2015, we had 185 full-time employees. As our development and commercialization strategies develop, we will need additional managerial, operational, sales, marketing, financial and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. Future growth would impose significant added responsibilities on members of management, including:

  •
  managing the commercialization of any product candidates approved for marketing;

  •
  overseeing our ongoing preclinical studies and clinical trials effectively;

  •
  identifying, recruiting, maintaining, motivating and integrating additional employees, including any sales and marketing personnel engaged in connection with the commercialization of any approved product;

  •
  managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

  •
  improving our managerial, development, operational and financial systems and procedures;

  •
  developing our compliance infrastructure and processes to ensure compliance with regulations applicable to public companies; and

  •
  expanding our facilities.

        As our operations expand, we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

  We could be negatively impacted by securities class action complaints.

        Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for the District of New Jersey, naming us as defendants, along with our Chief Executive Officer and, in one of the actions, our Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to the regulatory approval path for migalastat HCl. The plaintiffs seek, among other things, damages for purchases of our common stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming us and/or our officers and directors as defendants. We anticipate that these lawsuits will be combined into a consolidated action. This action and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain and we could be forced to expend significant resources in the defense of this suit, and we may not prevail. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot ascertain how long it may take to resolve this matter. Moreover, such litigation may impact our ability to raise future capital, which could negatively impact our product candidate development and commercialization efforts.

        On or about November 2, 2015, a derivative lawsuit was filed by an Amicus shareholder purportedly on Amicus' behalf in the Superior Court of New Jersey, Middlesex County, Chancery Division. Defendants are the individuals who serve on the Amicus Board of Directors. Amicus itself is named as a nominal defendant. Filed shortly after three purported securities class action lawsuits filed in the District of New Jersey, the derivative lawsuit alleges claims for breach of state law fiduciary duties, waste of corporate assets, and unjust enrichment based on alleged violations of the Securities Exchange Act of 1934, in connection with allegedly false and misleading statements made by Amicus related to the regulatory approval path for migalastat HCl. The plaintiff seeks, among other things, to require the Amicus Board to take certain actions to reform its corporate governance procedures, including greater shareholder input and a provision to permit shareholders to nominate candidates for election to the Board, along with restitution, costs of suit and attorney's fees. This action and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain and we could be forced to expend significant resources in the defense of this suit, and we may not prevail. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot ascertain how long it may take to resolve this matter. Moreover, such litigation may impact our ability to raise future capital, which could negatively impact our product candidate development and commercialization efforts.

  Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

        We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates:

  •
  FDA, DEA or similar regulations of foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities;

  •
  manufacturing standards;

  •
  federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by foreign regulatory authorities; or

  •
  laws that require the reporting of financial information or data accurately.

        In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material adverse effect on our business and results of operations, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.

  Our business and operations would suffer in the event of computer system failures.

        Despite the implementation of security measures, our internal computer systems, and those of our CROs, contract manufacturing organizations and other third parties on which we rely, we are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruptions or security breach was to result in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Risks Related to our Common Stock

  Our executive officers, directors and principal stockholders maintain the ability to exert significant influence and control over matters submitted to our stockholders for approval.

        Our executive officers, directors and affiliated stockholders beneficially own shares representing approximately 13% of our common stock as of December 31, 2015. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence and control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

  The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

        The market price of our common stock is highly volatile and may be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this prospectus, these factors include:

  •
  the success of competitive products or technologies;

  •
  regulatory actions with respect to our product candidates or our competitors' products or product candidates;

  •
  actual or anticipated changes in our growth rate relative to our competitors;

  •
  the outcome of any patent infringement or other litigation that may be brought against us;

  •
  announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

  •
  results of clinical trials of our product candidates or those of our competitors;

  •
  regulatory or legal developments in the EU, United States and other countries;

  •
  developments or disputes concerning patent applications, issued patents or other proprietary rights;

  •
  the recruitment or departure of key personnel;

  •
  the level of expenses related to any of our product candidates or clinical development programs;

  •
  actual or anticipated variations in our quarterly operating results;

  •
  the number and characteristics of our efforts to in-license or acquire additional product candidates or products;

  •
  introduction of new products or services by us or our competitors;

  •
  failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

  •
  actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

  •
  variations in our financial results or those of companies that are perceived to be similar to us;

  •
  fluctuations in the valuation of companies perceived by investors to be comparable to us;

  •
  share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

  •
  announcement or expectation of additional financing efforts;

  •
  sales of our common stock by us, our insiders or our other stockholders;

  •
  changes in accounting practices;

  •
  significant lawsuits, including patent or stockholder litigation, including the three purported class action lawsuits that have been brought against us in the U.S. District Court for the District of New Jersey;

  •
  other lawsuits, including a shareholder derivative action which has been brought against our CEO and Directors on behalf of the Company in the Superior Court of New Jersey, Middlesex County

  •
  changes in the structure of healthcare payment systems;

  •
  market conditions in the pharmaceutical and biotechnology sectors;

  •
  general economic, industry and market conditions;

  •
  publication of research reports about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

  •
  other events or factors, many of which are beyond our control; and

  •
  the other factors described in this "Risk Factors" section.

        In addition, the stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks stated above could have a material adverse effect on the market price of our common stock.

        As we operate in the pharmaceutical and biotechnology industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

  A significant portion of our total outstanding shares may be sold into the market. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered on a Form S-8 registration statement all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. In addition, certain of our employees, executive officers and directors have entered into, or may enter into, Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer or director. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers and directors may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

  We may fail to qualify for continued listing on The NASDAQ Global Market which could make it more difficult for investors to sell their shares.

        Our common stock is listed on The NASDAQ Global Market, or NASDAQ. As a NASDAQ listed company, we are required to satisfy the continued listing requirements of NASDAQ for inclusion in the Global Market to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share and stockholders' equity of at least $10.0 million. There can be no assurance that we will be able to maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we could face significant material adverse consequences, including:

  •
  a limited availability of market quotations for our securities;

  •
  reduced liquidity with respect to our securities;

  •
  a determination that our shares are a "penny stock," which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

  •
  a limited amount of news and analyst coverage for our company; and

  •
  a decreased ability to issue additional securities or obtain additional financing in the future.

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

  We have broad discretion in the use of our cash and cash equivalents and may not use them effectively.

        We have broad discretion in the use of our cash and cash equivalents, and investors must rely on the judgment of our management regarding the use of our cash and cash equivalents. Our management may not use cash and cash equivalents in ways that ultimately increase the value of your investment. Our failure to use our cash and cash equivalents effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash and cash equivalents in short-term or long-term, investment-grade, interest-bearing securities. These investments may not yield favorable returns. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of our common stock to decline.

  Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

        We are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

        These inherent limitations reflect the reality that judgments can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

  If the common stock issued as consideration in our recent acquisitions is sold, such sales could cause our common stock price to decline.

        The issuance of our common stock in connection with the Scioderm merger could have the effect of depressing the market price for our common stock, through dilution of earnings per share or otherwise. All of the shares of common stock issued to the former security holders of Scioderm in connection with the closing of the merger have been registered under the Securities Act of 1933, as amended, pursuant to an automatic shelf registration statement on Form S-3 (File No. 333-207210) and may now be resold by the former security holders of Scioderm to investors in the general market.

  Because we do not anticipate paying any cash dividends on our capital in the foreseeable future, capital appreciation, if any, will be our stockholders sole source of gain.

        We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the development and growth of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders sole source of gain for the foreseeable future.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        The following table contains information about our current significant leased properties as of December 31, 2015.

Location	Approximate Square Feet	Use	Lease expiry date
Cranbury, New Jersey	90,000	Office and laboratory	September 2025
San Diego, California	7,668	Office and laboratory	September 2016
Durham, North Carolina	3,180	Office and laboratory	May 2016
Buckinghamshire, United Kingdom	9,821	Office	September 2020
Munich, Germany	4,316	Office	April 2017

        In addition to the above, we also maintain small offices in Netherland, Spain and France. We believe that our current office and laboratory facilities are adequate and suitable for our current and anticipated needs. We believe that, to the extent required, we will be able to lease or buy additional facilities at commercially reasonable rates.

Item 3.    LEGAL PROCEEDINGS.

        Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for the District of New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat. The plaintiffs seek, among other things, damages for purchasers of the Company's common stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants. The Company anticipates that these lawsuits will be consolidated into a single action.

        On or about November 2, 2015, a derivative lawsuit was filed by an Amicus shareholder purportedly on Amicus' behalf in the Superior Court of New Jersey, Middlesex County, Chancery Division. Defendants are the individuals who serve on the Amicus Board of Directors. Amicus itself is named as a nominal defendant. Filed shortly after the three purported securities class action lawsuits described above, the derivative lawsuit alleges claims for breach of state law fiduciary duties, waste of corporate assets, and unjust enrichment based on alleged violations of the Securities Exchange Act of 1934, in connection with allegedly false and misleading statements made by Amicus related to the regulatory approval path for migalastat HCl. The plaintiff seeks, among other things, to require the Amicus Board to take certain actions to reform its corporate governance procedures, including greater shareholder input and a provision to permit shareholders to nominate candidates for election to the Board, along with restitution, costs of suit and attorney's fees.

        We believe that we have meritorious defenses and intend to defend the lawsuits vigorously. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of this lawsuit and we may not prevail.

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

	High	Low
2015
First Quarter	$12.46	$7.13
Second Quarter	$14.34	$10.06
Third Quarter	$18.23	$12.96
Fourth Quarter	$13.75	$5.95

	High	Low
2014
First Quarter	$3.08	$2.04
Second Quarter	$3.34	$1.82
Third Quarter	$7.47	$3.60
Fourth Quarter	$8.61	$5.39

        The closing price for our common stock as reported by the NASDAQ Global Market on February 12, 2016 was $5.33 per share. As of February 12, 2016, there were 35 holders of record of our common stock.

Dividends

        We have never declared or paid any dividends on our capital stock. We currently intend to retain any future earnings to finance our research and development efforts, the further development of our pharmacological chaperone technology and the expansion of our business. We do not intend to declare or pay cash dividends to our stockholders in the foreseeable future.

Recent Sales of Unregistered Securities

        We did not sell any equity securities during the fiscal year ended December 31, 2015 in transactions that were not registered under the Securities Act, other than as previously disclosed in our Current Report on Form 8-K filed with the SEC on October 1, 2015.

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

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Amicus Therapeutics, Inc.	$100	$73	$57	$50	$177	$206
NASDAQ Composite	$100	$98	$114	$157	$179	$189
NASDAQ Biotechnology	$100	$112	$147	$244	$328	$365

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

        The following table sets forth purchases of our common stock for the year ended December 31, 2015:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2015 - March 31, 2015	—	—	—	—
April 1, 2015 - June 30, 2015	149,776	$10.80	—	255,224
July 1, 2015 - September 30, 2015	4,544	$14.10	—	7,956
October 1, 2015 - December 31, 2015	36,058	$10.05	—	61,442

Total	190,378		—	324,622

        Pursuant to restricted stock awards between Amicus Therapeutics and certain employee recipients, certain employees were granted restricted stock units ("RSUs"). The RSUs vested in May 2015, July 2015 and December 2015, subject generally to the employee's continued employment with the Company. In order to comply with the minimum statutory federal tax withholding rate of 25%, 1.45% for Medicare plus 6.2% for Social Security where applicable, and state tax withholding of 9.9%, the employee surrendered to us a portion of the vested shares on the vesting date, representing between 36.36-42.56% of the total value of the shares then vested.

Item 6.    SELECTED FINANCIAL DATA.
(in thousands except share and per share data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenue:
Research revenue	$—	$1,224	$363	$11,591	$14,794
Collaboration and milestone revenue	—	—	—	6,820	6,640

Total revenue	—	1,224	363	18,411	21,434

Operating expenses:
Research and development	76,943	47,624	41,944	50,273	50,856
General and administrative	47,269	20,717	18,893	19,364	19,880
Changes in fair value of contingent consideration payable	4,377	100	—	—	—
Restructuring charges	15	(63)	1,988	—	—
Depreciation and amortization	1,833	1,547	1,719	1,705	1,585

Total operating expenses	130,437	69,925	64,544	71,342	72,321

Loss from operations	(130,437)	(68,701)	(64,181)	(52,931)	(50,887)
Other income (expenses):
Interest income	929	223	174	316	160
Interest expense	(1,578)	(1,484)	(46)	(89)	(148)
Change in fair value of warrant liability	—	—	908	653	2,764
Loss on extinguishment of debt	(952)	—	—	—	—
Other (expense) income	(80)	(77)	—	21	70

Loss before tax benefit	(132,118)	(70,039)	(63,145)	(52,030)	(48,041)
Income tax benefit	—	1,113	3,512	3,245	3,629

Net loss	$(132,118)	$(68,926)	$(59,633)	$(48,785)	$(44,412)

Net loss attributable to common stockholders per common share — basic and diluted	$(1.20)	$(0.93)	$(1.16)	$(1.07)	$(1.28)

Weighted-average common shares outstanding — basic and diluted	109,923,815	74,444,157	51,286,059	45,565,217	34,569,642

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$214,033	$169,139	$82,000	$99,122	$55,702
Working capital	142,985	134,392	77,817	95,374	47,392
Total assets	908,384	209,967	127,563	110,088	69,795
Total liabilities	560,550	87,789	81,812	40,868	40,203
Accumulated deficit	(579,566)	(447,448)	(378,522)	(318,889)	(270,104)
Total stockholders' equity	$347,834	$122,178	$45,751	$69,220	$29,592

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a global, late-stage, patient-focused biotechnology company engaged in the discovery and development of a diverse set of novel treatments for patients living with devastating rare and orphan diseases. Our lead product candidate migalastat HCl is a small molecule that can be used as a monotherapy and in combination with ERT for Fabry disease. SD-101, a product candidate in late-stage development, is a potential first-to-market therapy for the chronic, rare connective tissue disorder EB. We are also leveraging our CHART™ platform technologies to develop next-generation ERT products for Fabry, Pompe and other LSDs. We believe that our platform technologies and our advanced product pipeline uniquely position us at the forefront of advanced therapies to treat a range of devastating rare and orphan diseases.

Program Status

        Our personalized medicine approach consists of an oral small molecule pharmacological chaperone monotherapy that is designed to bind to and stabilize a patient's own endogenous target protein. Patients with "amenable mutations" may respond based on their genetics.

  Migalastat for Fabry Disease as a Monotherapy: Phase 3 Global Registration Program

        Study 011 was a 24-month study of Fabry disease patients naïve to or not receiving ERT, which investigated the safety and efficacy of oral migalastat, (150 mg every other day). The study consisted of a 6-month, double-blind, placebo-controlled period, a 6-month open-label period, and a 12-month open-label extension phase. Subjects completing Study 011 were eligible to continue treatment with migalastat in a long-term, open-label extension study (Study 041). 67 subjects (24 male) were enrolled. All subjects enrolled in Study 011 had amenable mutations in the clinical trial human cell-based in vitro assay that was available at study initiation (clinical trial amenability assay). Following the completion of enrollment, a GLP-validated amenability assay was developed with a third party to measure the criteria for amenability with more quality control and rigor (Migalastat Amenability Assay). Approximately 10% of mutations in the Migalastat Amenability Assay switched categorization between "amenable" and "non-amenable" when moving from the clinical trial assay to the Migalastat Amenability Assay. Therefore, there were changes in categorization from amenable to non-amenable in 17 of the 67 patients enrolled in Study 011.

        Study 011 was designed to measure the reduction of the disease substrate GL-3 in the interstitial capillaries of the kidney following treatment with migalastat. The 24-month study began with a 6-month, double-blind, placebo-controlled treatment period, after which all patients were treated with migalastat for a 6-month, open-label follow-up period, and a subsequent 12-month, open-label extension phase. The study also measured clinical outcomes, including renal function, as secondary endpoints.

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

        Following the unblinding of the 6-month data, and while still blinded to the 12-month data, we reported the mean change in GL-3 from the baseline to month 6 as a post-hoc analysis in the subgroup of patients with amenable mutations in the Migalastat Amenability Assay. This analysis showed a statistically significant reduction in GL-3 in the migalastat group compared to placebo. The mean change in GL-3 was identified as a more appropriate way to control for the variability in GL-3 levels in Study 011 and to measure the biological effect of migalastat.

        Results from this subgroup analysis further support use of the Migalastat Amenability Assay in predicting responsiveness to migalastat. Following a Type C Meeting with the FDA, we revised the Statistical Analysis Plan to prespecify the primary analysis at month 12 as the mean change in interstitial capillary GL-3 in patients with amenable mutations.

        Throughout 2014 and in early 2015, we announced positive 12- and 24-month data from Study 011 and longer-term data from Study 041 in patients with amenable mutations who were naïve to ERT. Top-line data were announced in April 2014 and data were presented to the scientific community at the ASHG in October 2014 and WORLDSymposium™ in February 2015. Highlights were as follows:

  •
  Subjects who switched from placebo to migalastat after month 6 demonstrated a statistically significant reduction in disease substrate, or kidney interstitial capillary GL-3, at month 12 (p=0.013), and a statistically significant reduction of disease substrate in another important biomarker of disease, plasma lyso-Gb3. Subjects who remained on migalastat demonstrated a durable reduction in kidney interstitial capillary GL-3, as well as a durable reduction in lyso-Gb3;

  •
  Kidney function, as measured by eGFR and mGFR, remained stable following 18-24 months of treatment with migalastat in Study 011. Kidney function, as measured by eGFR, continued to remain stable in patients receiving migalastat in Study 011 for at least 18 months and continuing migalastat treatment in Study 041 for an average of 32 months. mGFR was not collected in Study 041;

  •
  Reduction in cardiac mass, as measured by LVMi, was statistically significant following treatment with migalastat for up to 36 months (average of 22 months) in patients in Study 011 and 041;

  •
  There was a significant decrease in diarrhea (unadjusted p=0.03) in patients treated with migalastat versus placebo during the 6-month, double-blind phase (Stage 1). After 18-24 months of treatment with migalastat, significant improvements in diarrhea and indigestion were observed in addition to favorable trends in reflux and constipation. Gastrointestinal symptoms were assessed using the Gastrointestinal Symptoms Rating Scale ("GSRS"), a validated instrument;

  •
  Migalastat was generally safe and well tolerated.

        Study 012, our second Phase 3 registration study, is a randomized, open-label, 18-month study investigating the safety and efficacy of oral migalastat (150 mg, every other day) compared to standard of care infused ERTs (agalsidase beta and agalsidase alfa). The study also includes a 12-month open-label migalastat extension phase. The study enrolled a total of 60 patients (males and females) with Fabry disease and genetic mutations identified as amenable to migalastat monotherapy in a clinical trial assay. Subjects were randomized 1.5:1 to switch to migalastat or remain on ERT. All subjects had been receiving ERT infusions for a minimum of 12 months (at least three months at the labeled dose) prior to entering the study. Based on the Migalastat Amenability Assay, there were changes in categorization from amenable to non-amenable in four of the 60 patients enrolled in Study 012.

        Taking into account scientific advice from European regulatory authorities, the pre-specified co-primary outcome measures of efficacy in Study 012 are the descriptive assessments of comparability of the mean annualized change in mGFR and eGFR for migalastat and ERT. Both mGFR and eGFR are considered important measures of renal function. Success on mGFR and eGFR was prescribed to be measured in two ways: 1) a 50% overlap in the confidence intervals between the migalastat and ERT treatment groups; and 2) whether the mean annualized changes for patients receiving migalastat are within 2.2 mL/min/1.73 m2/yr of patients receiving ERT. We pre-specified that these renal function outcomes would be analyzed in patients with Migalastat Amenability Assay.

        In August 2014, we announced positive 18-month data from the Study 012. Data from Study 012 were also presented to the scientific community at the American Society of Nephrology ("ASN") in November 2014 and WORLDSymposium™ in February 2015. Highlights were as follows:

  •
  Migalastat had a comparable effect to ERT on patients' kidney function as measured by the change in eGFR and mGFR from baseline to month 18;

  •
  Levels of plasma lyso-Gb3, an important biomarker of disease, remained low and stable in patients with amenable mutations who switched from ERT to migalastat;

  •
  There was a statistically significant decrease in LVMi from baseline to month 18 in patients who switched from ERT to migalastat;

  •
  Measures of pain and quality of life from the Brief Pain Inventory ("BPI") and Short Form 36 ("SF36") remained stable when patients switched from ERT to migalastat;

  •
  Migalastat was generally safe and well tolerated.

        The EMA is currently reviewing our MAA for migalastat as the first potential oral personalized medicine for Fabry disease. In the U.S., the timing of a NDA submission will be based on the determination of the optimal regulatory pathway. We expect to provide an update on the U.S. status of migalastat in the first quarter of 2016. We anticipate a meeting with the FDA to discuss the optimal regulatory pathway in the second quarter of 2016.

  Migalastat in Combination with ERT for Fabry Disease

        We are internally developing our own Fabry cell line for co-formulation with migalastat as a novel treatment paradigm for Fabry disease. We previously completed an open-label Phase 2 safety and pharmacokinetics study (Study 013) that investigated two oral doses of migalastat (150 mg and 450 mg) co-administered with agalsidase beta or agalsidase alfa in males with Fabry disease. Unlike Study 011 and Study 012, patients in Study 013 were not required to have alpha-Gal A mutations amenable to chaperone therapy because, when co-administered with ERT, migalastat is designed to bind to and stabilize the exogenous enzymes in the circulation in any patient receiving ERT. Each patient received his current dose and regimen of ERT at one infusion. A single oral dose of migalastat (150 mg or 450 mg) was co-administered two hours prior to the next infusion of the same ERT at the same dose and regimen. Preliminary results from Study 013 showed increased levels of active alpha-Gal A enzyme levels in plasma and skin following co-administration compared to ERT alone.

SD-101 for EB

        In the third quarter of 2015, we expanded our pipeline through the acquisition of SD-101, a proprietary, topical cream for the treatment of the rare genetic connective tissue disorder EB. SD-101 has established proof of concept in Phase 2 studies for the treatment of lesions in patients suffering with EB, and is currently being investigated in a Phase 3 study to support global regulatory approvals. SD-101 was one of the first products to receive FDA breakthrough therapy designation in 2013, and was the first treatment in EB clinical studies to show significant benefit in wound closure across all major EB subtypes.

        SD-101 is a soluble, high concentration, proprietary formulation of allantoin (6%). Allantoin is found in low concentrations (<1%) in several over-the-counter products and cosmetics, however, it is not soluble enough to penetrate the layers of skin affected by EB. SD-101 is a solubilized, stable, high concentration formulation of allantoin that has been shown to penetrate the skin and deliver the known wound healing characteristics of allantoin.

        With topical products, the formulation is just as important as the active ingredient in delivering the active medication across the various skin layers, without systemic absorption. Comprehensive studies to assess dermal penetration of the SD-101 active at concentrations ranging from 0.5 to 9% were conducted in various skin models. Results from these studies showed that SD-101 was delivered in a dose-related manner across skin barriers.

  SD-101 for EB: Phase 2 Human Proof of Concept

        Initial human proof of concept for SD-101 was demonstrated in a single-center, open-label, 8-patient study (SD-002) in EB patients of all major EB subtypes, aged six months to nine years. All patients in this study had a target wound at baseline that was at least 10 cm2 in size. In this single-arm study, SD-101 cream containing a 3% concentration of Allantoin was applied to the entire body once daily for three months. Seven out of eight patients (87.5%) experienced complete closure of their target wound at month one, and a 57% reduction in affected body surface area by month three. Daily administration of SD-101 3% was generally safe and well-tolerated. Based on these results, SD-101 became one of the first treatments to receive Breakthrough Therapy designation from the FDA in 2013.

        Following the completion of the Phase 2a study and subsequent interactions with the FDA, a Phase 2b study (SD-003) was conducted to further investigate SD-101 in 48 patients with all major EB subtypes. The Phase 2b study was a multicenter, three-arm study that included an arm with a higher 6% concentration of SD-101, an arm with the 3% concentration that was previously evaluated in the Phase 2a study, and a placebo arm. Patients with smaller wounds, at least 5 cm2 in size, were eligible for enrollment. Complete wound healing at month one (primary endpoint) was found for 38%, 53%, and 41% of SD-101 3%, SD-101 6% and placebo patients, respectively. In post hoc analyses (month two; evaluable population), complete wound healing was found for 44% (n=16), 82% (n=11), and 41% (n=17) of SD-101 3%, SD-101 6%, and placebo patients, respectively (nominal p=0.04 for SD 101 6% versus placebo). The treatment effect for SD-101 6% was sustained at month three.

        Median time to wound closure, an important secondary endpoint, was 86, 30, and 91 days for SD-101 3%, SD-101 6% and placebo, respectively, in the evaluable population. Treatment-emergent adverse events were similar across treatment groups. No serious AEs were reported with SD-101 6%. All patients that completed the SD-003 study were eligible to continue to receive active therapy in the Phase 2 open-label extension study (SD-004) which is currently underway.

  SD-101 for EB: Phase 3 Registration Study (SD-005)

        A Phase 3 registration study (SD-005) of SD-101 was initiated in March of 2015. SD-005 is a randomized, double-blind, placebo-controlled study being conducted at multiple sites in the U.S. and Europe, designed to evaluate the safety and efficacy of SD-101 in up to 150 patients with the three major subtypes of EB, who are at least one-month old. Participants will be randomized 1:1 to two treatment groups receiving either SD-101 6% or placebo applied over their entire body once daily for three months.

        The primary efficacy endpoint will be evaluation of closure of a selected target chronic wound. In addition, improvement in itching, pain, full-body wound, and lesion coverage will also be assessed. Investigators will also assess safety. An open-label extension trial, designated SD-006, which will evaluate long-term safety, will be offered to patients completing SD-005.

        Based on the results and experience in the Phase 2 studies, we have incorporated key learnings from the Phase 2 studies in the design of the Phase 3 study to maximize potential for success:

  1.
  Optimal concentration: SD-101 6% was identified as the optimal concentration to compare to placebo in Phase 3. Patients will be randomized 1:1 to receive SD-101 6% or placebo;

  2.
  Sample size of ~150 patients: the Phase 2b results were used to calculate the sample size for the Phase 3 study. A treatment difference of ~17% or greater between the SD-101 6% arm versus placebo will result in a p-value of <= 0.05;

  3.
  Enrollment of patients with larger wounds (≥ 10 cm2 instead of >= 5cm2) and evaluation of primary endpoint at month two (instead of month one) to minimize placebo response. In post hoc analyses in Phase 2b (month two; evaluable population), complete wound healing was found for 44% (n=16), 82% (n=11), and 41% (n=17) of SD-101 3%, SD-101 6%, and placebo patients, respectively (nominal p=0.04 for SD 101 6% versus placebo). The placebo response was even lower in the subset of patients with target wounds ≥ 10 cm2 at Month 2 in Phase 2b: SD-101 6% - 50% (n= 4) vs. Placebo — 12.5% (n=8).

  SD-101 for EB: Regulatory Pathway

        SD-101 was one of the first therapies to receive Breakthrough Therapy designation by the FDA, following the completion of the Phase 2a initial human proof-of-concept study. The FDA and EMA have also reviewed the Phase 2b study results and are aligned on the design of the current Phase 3 study and the global regulatory pathway forward for SD-101 based on a single Phase 3 registration study. The FDA agreed to a rolling NDA in the U.S., which was initiated in the fourth quarter of 2015. Following the Phase 2b study, the Pediatric Committee ("PDCO") of the EMA has issued a positive opinion on the company's Pediatric Investigation Plan ("PIP") for SD-101. A PIP is part of the EMA approval process and must be accepted prior to a submission of an MAA in the EU. Results from the Phase 3 study are anticipated in the second half of 2016 to support marketing applications for SD-101 in the U.S., EU, and other territories.

Novel ERT for Pompe Disease

        We are leveraging our biologics capabilities and CHART™ platform to develop a novel treatment paradigm for Pompe disease. This ERT consists of a uniquely engineered rhGAA enzyme ("ATB200") with an optimized carbohydrate structure to enhance uptake, administered in combination with a pharmacological chaperone to improve activity and stability. We acquired ATB200 as well as our enzyme targeting technology through our purchase of Callidus Biopharma. The novel combination has been patented for method of use, and ATB200, following significant manufacturing scale-up, is our first biologic to enter clinical development.

        In preclinical studies, ATB200 demonstrated greater tissue enzyme levels and further substrate reduction compared to the currently approved ERT for Pompe disease (alglucosidase alfa), which were further improved with the addition of a chaperone. Clinical studies of pharmacological chaperones in combination with currently marketed ERTs have established initial human proof of concept that a chaperone can stabilize enzyme activity and potentially improve ERT tolerability. In 2013, we completed a Phase 2 safety and pharmacokinetics study (Study 010) that investigated single ascending oral doses of a pharmacological chaperone co-administered with alglucosidase alfa or recombinant human GAA enzyme, rhGAA marketed by Genzyme, in patients with Pompe disease. Each patient received one infusion of ERT alone, and then a single oral dose of the pharmacological chaperone just prior to the next ERT infusion. Results from this study showed an increase in GAA enzyme activity in plasma and muscle when co-administered compared to ERT alone.

        Taken together, these preclinical and clinical results support further development of ATB200 in combination with a pharmacological chaperone, AT2221, as a next-generation Pompe ERT. AT2221 is not an active ingredient that contributes directly to GAA substrate reduction but instead acts to stabilize ATB200. The small molecule pharmacological chaperone AT2221 binds and stabilizes ATB200 to improve the uptake of active enzyme in key disease-relevant tissues resulting in increased clearance of accumulated lipid substrate. AT2221 alone would have no direct effect on Pompe disease.

        In the fourth quarter of 2015, we initiated the Phase 1/2 clinical study ATB200-02 to investigate our novel Pompe treatment paradigm in Pompe patients. The key features of this Phase 1/2 study include:

  •
  Open-label, dose-escalation to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of intravenous ATB200 co-administered with oral AT2221;

  •
  Subjects in the first cohorts will be adult Pompe disease patients switched from currently marketed ERT;

  •
  Primary treatment period will be 18 weeks, with all patients eligible to enroll in an open-label extension study;

  •
  Data from this study are anticipated in 2016.

Acquisitions

  Scioderm, Inc.

        In September 2015, we acquired Scioderm, which strengthens our pipeline significantly with the addition of a novel, late-stage, proprietary topical cream and potential first-to-market therapy for EB (SD-101). This investigational product was granted FDA breakthrough therapy designation in 2013 based on results from Phase 2 studies for the treatment of lesions in patients suffering with EB. SD-101 is currently being investigated in a Phase 3 study to support global regulatory submissions and was the first-ever treatment in EB clinical studies to show improvements in wound closure across all major EB subtypes.

        We acquired Scioderm in a cash and stock transaction. At closing, the Company paid Scioderm shareholders, option holders and warrant holders approximately $223.9 million, of which approximately $141.1 million was paid in cash and approximately $82.8 million was paid through the issuance of 5.9 million newly issued Amicus shares. We agreed to pay up to an additional $361 million to Scioderm shareholders, option holders and warrant holders upon achievement of certain clinical and regulatory milestones and $257 million to Scioderm shareholders, option holders and warrant holders upon achievement of certain sales milestones. If SD-101 is approved, EB qualifies as a rare pediatric disease and Amicus will request a Priority Review Voucher. If the Priority Review Voucher is obtained and subsequently sold, we will pay Scioderm shareholders, option holders and warrant holders the lesser of $100 million in the aggregate or 50% of the proceeds of such sale.

  Callidus Biopharma, Inc.

        In November 2013, we entered into a merger agreement with Callidus, a privately held biotechnology company. Callidus was engaged in developing a next-generation Pompe ERT and complementary enzyme targeting technologies.

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

        We have multiple research and development projects ongoing at any one time. We utilize our internal resources, employees, and infrastructure across multiple projects. We record and maintain information regarding external, out-of-pocket research and development expenses on a project-specific basis.

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

        The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands):

	Years Ended December 31,
	2015	2014	2013
Projects
Third party direct project expenses
Monotherapy Studies
Migalastat (Fabry Disease — Phase 3)	$16,805	$13,567	$8,977
SD-101 (EB-Epidermolysis Bullosa — Phase 3)	1,240	—	—
Combination Studies
ATB200 + AT2221 (Pompe Disease — Phase 2)	21,003	7,478	3,748
Fabry CHART (Fabry Disease — Preclinical)	2,001	1,050	623
Neurodegenerative Diseases (Preclinical)	11	280	144

Total third party direct project expenses	41,060	22,375	13,492

Other project costs (1)
Personnel costs	25,659	18,366	20,257
Other costs (2)	10,224	6,883	8,195

Total other project costs	35,883	25,249	28,452

Total research and development costs	$76,943	$47,624	$41,944

(1)
Other project costs are leveraged across multiple projects.

(2)
Other costs include facility, supply, overhead, and licensing costs that support multiple projects.

        The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. As a result, we are not able to reasonably estimate the period, if any, in which material net cash inflows may commence from our product candidates, including migalastat or any of our other preclinical product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the conduct, duration, and cost of clinical trials, which vary significantly over the life of a project as a result of evolving events during clinical development, including:

  •
  the number of clinical sites included in the trials;

  •
  the length of time required to enroll suitable patients;

  •
  the number of patients that ultimately participate in the trials;

  •
  the results of our clinical trials; and

  •
  any mandate by the FDA or other regulatory authority to conduct clinical trials beyond those currently anticipated.

        Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending, and enforcing any patent claims or other intellectual property rights. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay, or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of the foregoing variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development, regulatory approval, and commercialization of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those which we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Drug development may take several years and millions of dollars in development costs.

General and Administrative Expense

        General and administrative expense consists primarily of salaries and other related costs, including equity-based compensation expense, for persons serving in our executive, finance, accounting, legal, information technology, and human resource functions. Other general and administrative expense includes facility-related costs not otherwise included in research, and development expense, promotional expenses, costs associated with industry and trade shows, and professional fees for legal services, including patent-related expense and accounting services.

Interest Income and Interest Expense

        Interest income consists of interest earned on our cash and cash equivalents and marketable securities. Interest expense consists of interest incurred on our debt agreements.

Stock Option Grants

        In accordance with the applicable guidance, we estimate the fair value of each equity award granted. We chose the "straight-line" attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the vesting period of the related awards.

        We use the Black-Scholes option pricing model when estimating the grant date fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was based on our historical volatility since our initial public offering in May 2007.We will continue to use a blended weighted average approach using our own historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined using a "simplified" method of estimating the expected exercise term which is the mid-point between the vesting date and the end of the contractual term. As our stock price volatility has been over 75% and we have experienced significant business transactions, we believe that we do not have sufficient reliable exercise data in order to justify a change from the use of the "simplified" method of estimating the expected exercise term of employee stock option grants. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on expected turnover as well as a historical analysis of actual option forfeitures.

        The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended December 31,
	2015	2014	2013
Expected stock price volatility	75.9%	81.3%	82.0%
Risk free interest rate	1.7%	1.9%	1.3%
Expected life of options (years)	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00

Restricted Stock Units

        In 2014 and 2015, the Compensation Committee made awards of restricted stock units ("RSUs") to certain employees of the Company. The RSUs awarded are generally subject to graded vesting and are contingent on an employee's continued service on such date. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

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

Warrants

        On October 1, 2015, we entered into a Note and Warrant Purchase Agreement (the "October 2015 Purchase Agreement") with Redmile Capital Fund, LP and certain of its affiliates ("Redmile,"), who own approximately 6.7% of the Common Stock as of December 31, 2015, as set forth in the October 2015 Purchase Agreement, whereby we sold, on a private placement basis, (a) $50.0 million aggregate principal amount of its unsecured promissory notes and (b) 1.3 million warrants that have a term of five-years. The notes and warrants were immediately separable and issued separately. We received the proceeds related to the arrangement of $50.0 million cash on September 28, 2015. The promissory notes are recorded as due to related party on the consolidated balance sheet as of December 31, 2015. The warrants are classified as equity and included in stockholder's equity. The fair value of the warrants were initially measured at $8.8 million using the Black-Scholes valuation model. In accordance with applicable guidance, we allocated the proceeds received based on the relative fair value of the notes and warrants, which resulted in $10.6 million being recorded as a debt discount. On February 19, 2016, we entered into a Note and Warrant Purchase Agreement (the "February 2016 Purchase Agreement") with Redmile for an aggregate amount of up to $75.0 million. We have agreed with Redmile that in full consideration of the purchase price for the notes issued under the October 2015 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purchase Agreement and we will pay Redmile any unpaid interest accrued thereunder. For additional information, see "— Note 20. Subsequent Events."

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

        All of the investments held in the Deferral Plan are classified as investments trading securities and recorded at fair value with changes in the investments' fair value recognized as earnings in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liability in our consolidated balance sheets.

Results of Operations

  Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

        Revenue.    We recognized reimbursements for research and development costs of $1.2 million under a collaborative agreement as Research Revenue in 2014. This collaboration agreement ended in September 2014, and no revenue was recognized for the year ended December 31, 2015.

        Research and Development Expense.    Research and development expense was $76.9 million in 2015, representing an increase of $29.3 million or 61.6% from $47.6 million in 2014. The increase in research and development costs was primarily due to an increase in contract manufacturing and clinical research costs. Contract manufacturing increased by $11.9 million and clinical research by $7.0 million due to scale up of Pompe ERT manufacturing and the continual progress of our programs through the clinical development process. Other increases were in personnel costs of $7.4 million and external program support of $2.2 million.

        General and Administrative Expense.    General and administrative expense was $47.3 million in 2015, an increase of $26.6 million or 128.5% from $20.7 million in 2014. The increase was primarily due to consulting and legal fees of $10.4 million, personnel costs of $7.5 million, and recruiting fees of $2.4 million. The consulting and legal fees also included increases of $3.1 million for Scioderm acquisition-related transaction costs. Also included within the $26.6 million increase was $12.7 million related to pre-commercial organization costs.

        Changes in Fair Value of Contingent Consideration Payable.    For the year ended December 31, 2015, we recorded expense of $4.4 million representing an increase of $4.3 million from the $0.1 million of expense for the year ended December 31, 2014. The change in the fair value resulted from an increase in the Callidus contingent consideration of $5.6 million and a decrease to the Scioderm contingent consideration of $1.2 million. The fair value is impacted by updates to the estimated probability of achievement, assumed timing of milestones and adjustments to the discount periods and rates.

        Restructuring Charges    Restructuring charges arose from the corporate restructuring implemented in the fourth quarter of 2013. This measure was intended to reduce costs and to align our resources with our key strategic priorities. Changes for the years ended December 31, 2015 and 2014 were deminimus.

        Depreciation and Amortization.    Depreciation and amortization expense was $1.8 million in 2015, representing an increase of $0.3 million or 20% as compared to $1.5 million in 2014. Depreciation was higher due to increased asset acquisitions, resulting in a higher depreciation base, in 2015.

        Interest Income.    Interest income was $0.9 million for the year ended December 31, 2015, representing an increase of $0.7 million from $0.2 million for the year ended December 31, 2014. The increase in interest income was due to the overall higher average cash and investment balances as a result of our financing transactions.

        Interest Expense.    Interest expense was $1.6 million in 2015 as compared to $1.5 million in 2014. Interest expense was higher due to the $50 million notes payable secured in October 2015, partially offset by the early retirement of the $15 million secured loan in June 2015.

        Loss from Extinguishment of Debt:    We recognized a loss of $1.0 million for the year ended December 31, 2015 arising from the early extinguishment of the $15 million secured loan in the first quarter of 2015. No such loss was recorded in the year ended December 31, 2014.

        Other Income/Expense.    Other expense was $0.1 million for both 2015 and 2014. The charge primarily includes fair value changes to deferred compensation assets and fair value changes of the success fee payable related to the $15 million loan. The $15 million term loan was paid in full during the second quarter of 2015.

        Tax Benefit.    During 2014, we sold a portion of our New Jersey state net operating loss carry forwards and research and development credits, which resulted in the recognition of $1.1 million in income tax benefit for the year ended December 31, 2014. We did not consummate any such sales in 2015.

        Net Operating Loss Carry forwards.    As of December 31, 2015, we had federal, state and foreign net operating loss carry forwards, or NOLs, of approximately $402.2 million, $378.8 million, and $8.3 million respectively. The federal carry forward will expire in 2028 through 2035. Most of the state carry forwards generated prior to 2009 began to expire in 2012 and will continue to expire through 2015. The remaining state carry forwards including those generated from 2009 through 2015 will expire in 2029 through 2035 due to a change in the New Jersey state law regarding the net operating loss carry forward period. Section 382 of the Code contains provisions which limit the amount of NOLs that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. We completed a detailed study of our cumulative ownership changes for 2015 and determined that there was no ownership change in excess of 50% in 2015. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carry forwards.

  Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        Revenue.    We recognized reimbursements for research and development costs under a collaboration agreement as Research Revenue. For 2014, we recognized $1.2 million as Research Revenue as compared to $0.4 million in 2013 for reimbursed research and development costs.

        Research and Development Expense.    Research and development expense was $47.6 million in 2014, representing an increase of $5.7 million or 13.6% from $41.9 million in 2013. The increase in research and development costs was primarily due to an increase in contract manufacturing and research costs. Contract research increased by $3.9 million and contract manufacturing by $4.6 million due to timing of studies and changes in research plans for the Fabry CHART™ and the Pompe CHART programs. The Fabry migalastat program also saw increased spending due to the revised agreement where we were responsible for 100% of the Fabry program costs in 2014 as compared to 40% in 2013. These increases were offset by decreases in personnel costs of $1.9 million, consultants of $0.4 million, and savings in facilities costs of $0.5 million.

        General and Administrative Expense.    General and administrative expense was $20.7 million in 2014, an increase of $1.8 million or 9.5% from $18.9 million in 2013. The increase was primarily due to personnel costs of $0.7 million, legal and filing fees of $0.7 million, and consulting fees of $0.2 million.

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

Liquidity and Capital Resources

  Sources of Liquidity

        On February 26, 2016, we entered into a Sales Agreement with Cowen and Company, LLC ("Cowen") to create an at-the-market equity program under which from time to time we may offer and sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $100 million through Cowen (the "ATM Facility"). The ATM Facility will not become effective until after we file a new registration statement with the SEC covering the securities to be offered through the ATM Facility.

        In October 2015, we entered into the October 2015 Purchase Agreement with Redmile, who own approximately 6.7% of the Common Stock as of December 31, 2015, whereby it sold, on a private placement basis, (a) $50.0 million aggregate principal amount of its unsecured promissory notes ("Notes") and (b) five-year warrants ("Warrants") for 1.3 million shares of Common Stock. We received the proceeds related to the arrangement of $50.0 million cash on September 28, 2015. The payment terms under the purchase agreement contains two installments, the first $15.0 million in October 2017 and the balance $35.0 million in October 2020. Interest is payable at 4.1% on a monthly basis over the term of the loan. On February 19, 2016, we entered into a Note and Warrant Purchase Agreement (the "February 2016 Purchase Agreement") with Redmile for an aggregate amount of up to $75.0 million. We have agreed with Redmile that in full consideration of the purchase price for the notes issued under the October 2015 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purchase Agreement and we will pay Redmile any unpaid interest accrued thereunder. For additional information, see "—Note 20. Subsequent Events."

        In June 2015, we issued a total of 19.5 million shares through a public offering at a price of $13.25 per share. The offering generated gross proceeds of $258.8 million. After deducting underwriting fees of $15.5 million and other offering expenses of $0.3 million, which included legal fees, the net proceeds of the offering were approximately $243.0 million. We expects to use the net proceeds of the offering for investment in the global commercialization infrastructure for Galafold ("migalastat") for Fabry disease, the continued clinical development of its product candidates and for other general corporate purposes.

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

        As of December 31, 2015, we had cash and cash equivalents and marketable securities of $214.0 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.

  Net Cash Used in Operating Activities

        Net cash used in operations for the year ended December 31, 2015 was $100.1 million due primarily to the net loss for the year ended December 31, 2015 of $132.1 million and the change in operating assets and liabilities of $14.3 million. The change in operating assets and liabilities consisted of an increase in accounts payable and accrued expenses of $15.5 million, mainly related to program expenses and partially offset by decrease of $0.3 million in prepaid assets.

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

  Net Cash Used in Investing Activities

        Net cash used in investing activities for the year ended December 31, 2015 was $145.3 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash used in investing activities reflects $289.6 million for the purchase of marketable securities, $141.1 million paid to the former Scioderm shareholders as part of the Scioderm acquisition, $4.8 million for the acquisition of property and equipment, partially offset by $290.1 million for the sale and redemption of marketable securities.

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

  Net Cash Provided by Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2015 was $290.9 million. Net cash provided by financing activities reflects $243.0 million from issuance of common stock, $50.0 million from proceeds of financing arrangement with Redmile Group, $11.2 million from exercise of stock options and $4.0 million from exercise of warrants, partially offset by $15.3 million from paying the secured loan and $2.0 million from vesting of restricted stock units.

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

  •
  the future results of ongoing or later clinical trials for SD-101, including our ability to obtain regulatory approvals and commercialize SD-101 and market acceptance of SD-101;

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

        We do not anticipate that we will generate revenue from commercial sales until second quarter of 2016 at the earliest, if at all. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into 2017.

  Financial Uncertainties Related to Potential Future Payments

  Milestone Payments / Royalties

        The Company acquired exclusive worldwide patent rights to develop and commercialize migalastat and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with Mt. Sinai School of Medicine ("MSSM"). This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2019, subject to any patent term extension that may be granted, or 2024 if the Company develops a product for combination therapy (pharmacological chaperone plus ERT) and a patent issues from the pending application covering combination therapy, subject to any patent term extension that may be granted. Under this agreement, to date the Company has paid no upfront or annual license fees and has no milestone or future payments other than royalties on net sales.

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

        As part of the merger agreement with Scioderm, we have agreed to pay up to an additional $361 million to Scioderm shareholders, option holders, and warrant holders upon achievement of certain clinical and regulatory milestones, and $257 million to Scioderm shareholders, option holders, and warrant holders upon achievement of certain sales milestones. If SD-101 is approved, EB qualifies as a rare pediatric disease and Amicus will request a Priority Review Voucher. If the Priority Review Voucher is obtained and subsequently sold, we will pay Scioderm shareholders, option holders and warrant holders the lesser of $100 million in the aggregate or 50% of the proceeds of such sale.

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

  Contractual Obligations

        The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2015 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating lease obligations	$22,621	$2,646	$4,852	$4,698	$10,425
Debt obligations	50,000	—	$15,000	35,000	—

Total fixed contractual obligations (1)	$72,621	$2,646	$19,852	$39,698	$10,425

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

        In October 2015, we entered into the October 2015 Purchase Agreement with Redmile, who own approximately 6.7% of the Common Stock as of December 31, 2015, as set forth in the Purchase Agreement, whereby it sold, on a private placement basis, (a) $50.0 million aggregate principal amount of its unsecured promissory notes and (b) 1.3 million warrants that have a term of five-years. The notes and warrants were immediately separable and issued separately. We received the proceeds related to the arrangement of $50.0 million cash on September 28, 2015. The payment terms under the purchase agreement contains two installments, the first $15.0 million in October 2017 and the balance $35.0 million in October 2020. Interest is payable at 4.1% on a monthly basis over the term of the loan. The promissory notes are recorded as due to related party on the consolidated balance sheet and the warrants are classified as equity in the consolidated statements of changes in stockholder's equity. On February 19, 2016, we entered into a Note and Warrant Purchase Agreement (the "February 2016 Purchase Agreement") with Redmile for an aggregate amount of up to $75.0 million. We have agreed with Redmile that in full consideration of the purchase price for the notes issued under the October 2015 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purchase Agreement and we will pay Redmile any unpaid interest accrued thereunder. For additional information, see "— Note 20. Subsequent Events."

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

        In December 2013, we entered into a credit and security agreement with a lending syndicate consisting of MidCap Funding III, LLC, Oxford Finance LLC, and Silicon Valley Bank which provided an aggregate of $25 million (the "Term Loan"). We drew $15 million of the aggregate principal amount of the Term Loan at the end of December 2013 (the "First Tranche") and did not draw on the additional $10 million, which was available to us through December 2014 (the "Second Tranche"). The principal outstanding balance of the First Tranche bore interest at a rate per annum fixed at 8.5%. We made interest-only payments on the Term Loan beginning January 1, 2014. In June 2015, we paid off the outstanding balance of the term loan and in connection with this repayment the Company also paid a $0.5 million exit fee and a $0.4 million success fee due to the successful acceptance of the MAA in June 2015. The net loss on extinguishment of the debt was $1.0 million and is included in the statement of operations for the year ended December 31, 2015.

        We currently lease office spaces in United States as well as in international locations. The following table contains information about our current significant leased properties as of December 31, 2015.

Location	Use	Lease expiry date
Cranbury, New Jersey	Office and laboratory	September 2025
San Diego, California	Office and laboratory	September 2016
Durham, North Carolina	Office and laboratory	June 2016
Buckinghamshire, United Kingdom	Office	September 2020
Munich, Germany	Office	April 2017

        The facility in San Diego, California, was closed as part of the restructuring process in December 2013, but we will continue to make payments until lease expires in September 2016. In May 2014, we entered into a sublease agreement with a tenant for the remainder of our original lease term for the San Diego, California facility. In addition to the above, we also maintain small offices in Netherland, Spain and France. We believe that our current office and laboratory facilities are adequate and suitable for our current and anticipated needs. We believe that, to the extent required, we will be able to lease or buy additional facilities at commercially reasonable rates.

        We have entered into agreements with clinical research organizations and other outside contractors who are partially responsible for conducting and monitoring our clinical trials for our drug candidates including migalastat. These contractual obligations are not reflected in the table above because we may terminate them without penalty.

        We have no other lines of credit or other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. We cannot assure you that additional debt or equity financing will be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of December 31, 2015 and 2014.

Recent Accounting Pronouncements

        Please refer to "— Note 2. Summary of Significant Accounting Policies," in our Notes to Consolidated Financial Statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. At December 31, 2015, we held $214.0 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income. As December 31, 2015, our cash, cash equivalents and available for sale securities were all due on demand or within one year. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

        We have operated primarily in the U.S. with international operations increasing in the last quarter of 2015. We do conduct some clinical activities with vendors outside the U.S. While most expenses are paid in U.S. dollars, there are minimal payments made in local foreign currency. If exchange rates undergo a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

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

        We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

        The effectiveness of the Company's internal control over the financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report. This report appears on the following page.

Dated February 29, 2016

/s/ JOHN F. CROWLEY Chairman and Chief Executive Officer	/s/ WILLIAM D. BAIRD III Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Amicus Therapeutics, Inc.

        We have audited Amicus Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the "COSO criteria"). Amicus Therapeutics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on consolidated financial statements and internal control over financial reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Amicus Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amicus Therapeutics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 of Amicus Therapeutics, Inc., and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 29, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Amicus Therapeutics, Inc.

        We have audited the accompanying consolidated balance sheets of Amicus Therapeutics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amicus Therapeutics, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amicus Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 29, 2016

Amicus Therapeutics, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$69,485	$24,074
Investments in marketable securities	144,548	127,601
Prepaid expenses and other current assets	2,568	2,902

Total current assets	216,601	154,577
Investments in marketable securities	—	17,464
Property and equipment, less accumulated depreciation and amortization of $13,353 and $11,520 at December 31, 2015 and 2014, respectively	6,178	2,811
In-process research & development	486,700	23,000
Goodwill	197,797	11,613
Other non-current assets	1,108	502

Total Assets	$908,384	$209,967

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$32,216	$16,345
Contingent consideration payable, current portion	41,400	—
Current portion of secured loan	—	3,840

Total current liabilities	73,616	20,185
Deferred reimbursements	35,756	36,620
Secured loan, less current portion	—	10,510
Due to related party	41,601	—
Contingent consideration payable	232,677	10,700
Deferred tax liability	176,219	9,186
Other non-current liability	681	588
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 125,027,034 shares issued and outstanding at December 31, 2015 Common stock, $.01 par value, 125,000,000 shares authorized, 95,556,277 shares issued and outstanding at December 31, 2014,	1,306	1,015
Additional paid-in capital	917,454	568,743
Accumulated other comprehensive loss	(115)	(132)
Warrants	8,755	—
Accumulated deficit	(579,566)	(447,448)

Total stockholders' equity	347,834	122,178

Total Liabilities and Stockholders' Equity	$908,384	$209,967

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue:
Research revenue	$—	$1,224	$363

Total revenue	—	1,224	363

Operating Expenses:
Research and development	76,943	47,624	41,944
General and administrative	47,269	20,717	18,893
Changes in fair value of contingent consideration payable	4,377	100	—
Restructuring charges	15	(63)	1,988
Depreciation and amortization	1,833	1,547	1,719

Total operating expenses	130,437	69,925	64,544

Loss from operations	(130,437)	(68,701)	(64,181)
Other income (expenses):
Interest income	929	223	174
Interest expense	(1,578)	(1,484)	(46)
Loss on extinguishment of debt	(952)	—	—
Change in fair value of warrant liability	—	—	908
Other expense	(80)	(77)	—

Loss before income tax benefit	(132,118)	(70,039)	(63,145)
Income tax benefit	—	1,113	3,512

Net loss attributable to common stockholders	$(132,118)	$(68,926)	$(59,633)

Net loss attributable to common stockholders per common share — basic and diluted	$(1.20)	$(0.93)	$(1.16)

Weighted-average common shares outstanding — basic and diluted	109,923,815	74,444,157	51,286,059

Amicus Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(132,118)	$(68,926)	$(59,633)
Other comprehensive gain/ (loss):
Unrealized gain/ (loss) on available-for-sale securities	17	(133)	(13)

Other comprehensive income/ (loss) before income taxes	17	(133)	(13)
Provision for income taxes related to other comprehensive (loss)/income items (a)	—	—	—

Other comprehensive income/ (loss)	$17	$(133)	$(13)

Comprehensive loss	$(132,101)	$(69,059)	$(59,646)

(a)
— Taxes have not been accrued on unrealized gain on securities as the Company is in a loss position for all periods presented.

Amicus Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders' Equity
For the Years ended December 31, 2013, 2014 and 2015
(in thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital		Other Comprehensive Gain/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Warrants
Balance at December 31, 2012	49,631,672	$556	$387,539	$—	$14	$(318,889)	$69,220

Stock and warrants issued in financing	7,500,000	75	14,925	—	—	—	15,000
Stock issued for Callidus acquisition	4,843,744	48	14,952	—	—	—	15,000
Stock-based compensation	—	—	6,177	—	—	—	6,177
Unrealized holding loss on available-for-sale securities	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	(59,633)	(59,633)

Balance at December 31, 2013	61,975,416	$679	$423,593	$—	$1	$(378,522)	$45,751

Stock issued from exercise of stock options, net	965,544	10	3,663	—	—	—	3,673
Stock issued for Callidus acquisition	2,359,593	24	(24)	—	—	—	—
Stock issued from public offering	15,927,500	159	97,010	—	—	—	97,169
Stock issued from ATM transactions	14,328,224	143	38,493	—	—	—	38,636
Stock-based compensation	—	—	6,008	—	—	—	6,008
Unrealized holding loss on available-for-sale securities	—	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	—	(68,926)	(68,926)

Balance at December 31, 2014	95,556,277	$1,015	$568,743	$—	$(132)	$(447,448)	$122,178

Stock issued from exercise of stock options, net	2,070,300	21	11,165	—	—	—	11,186
Stock issued for Scioderm acquisition	5,921,771	59	82,787	—	—	—	82,846
Stock issued for Callidus acquisition	25,762	—	—	—	—	—	—
Stock issued from financing	19,528,302	195	242,847	—	—	—	243,042
Stock issued from exercise of warrants	1,600,000	16	3,984	—	—	—	4,000
Restricted stock tax benefits	324,622	—	(2,044)	—	—	—	(2,044)
Warrants issued in debt financing	—	—	—	8,755	—	—	8,755
Stock-based compensation	—	—	9,972		—	—	9,972
Unrealized holding loss on available-for-sale securities	—	—	—		17	—	17
Net loss	—	—	—	—	—	(132,118)	(132,118)

Balance at December 31, 2015	125,027,034	$1,306	$917,454	$8,755	$(115)	$(579,566)	$347,834

Amicus Therapeutics, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(132,118)	$(68,926)	$(59,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	492	277	—
Depreciation and amortization	1,833	1,547	1,719
Stock-based compensation	9,972	6,008	6,177
Restructuring charges	15	(63)	1,988
Change in fair value of warrant liability	—	—	(908)
Non-cash changes in the fair value of contingent consideration payable	4,377	100	—
Loss on extinguishment of debt	952	—	—
Changes in operating assets and liabilities:
Receivable due from collaboration agreements	—	1,083	2,142
Prepaid expenses and other current assets	308	2,293	(2,925)
Other non-current assets	(666)	26	—
Account payable and accrued expenses	15,467	6,169	(613)
Non-current liabilities	93	(126)	—
Deferred reimbursements	(864)	(57)	6,259

Net cash used in operating activities	(100,139)	(51,669)	(45,794)
Investing activities
Sale and redemption of marketable securities	290,129	55,914	83,337
Purchases of marketable securities	(289,595)	(162,752)	(56,559)
Acquisitions, net of cash acquired	(141,060)	—	—
Purchases of property and equipment	(4,817)	(238)	(695)

Net cash (used in)/provided by investing activities	(145,343)	(107,076)	26,083
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	243,042	135,805	15,000
Payments of secured loan agreement	(15,291)	(299)	(398)
Payments related to deferred financing	—	—	(110)
Purchase of vested restricted stock units	(2,044)	—	—
Proceeds from exercise of stock options	11,186	3,673	—
Proceeds from exercise of warrants	4,000	—	—
Proceeds from secured loan agreement	50,000	—	14,888

Net cash provided by financing activities	290,893	139,179	29,380

Net increase/(decrease) in cash and cash equivalents	45,411	(19,566)	9,669
Cash and cash equivalents at beginning of year/ period	24,074	43,640	33,971

Cash and cash equivalents at end of year/period	$69,485	$24,074	$43,640

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$605	$1,186	$30

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements

1. Description of Business

  Corporate Information, Status of Operations, and Management Plans

        Amicus Therapeutics, Inc. (the "Company," "we," "us," or "our") was incorporated on February 4, 2002 in Delaware and is a biopharmaceutical company focused on the discovery and development of advanced therapies to treat a range of devastating rare and orphan diseases. Our lead product candidate is a small molecule that can be used as a monotherapy and in combination with enzyme replacement therapy ("ERT") for Fabry disease. SD-101 ("Zorblisa"), a product candidate in late-stage development, is a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis Bullosa ("EB"). The Company is also leveraging its biologics and Chaperon-Advanced Replacement Therapy ("CHART") platform technologies to develop next-generation ERT products for Fabry, Pompe, and other lysosomal storage disorders ("LSDs"). Our activities since inception have consisted principally of raising capital, establishing facilities, and performing research and development.

        The Company's Fabry franchise strategy is to develop migalastat HCl for all patients with Fabry disease — as a monotherapy for patients with amenable mutations and in combination with ERT for all other patients. The Company has submitted a marketing application for migalastat monotherapy ("Galafold") in the European Union, and plans to continue working with the U.S. Food and Drug Administration ("FDA") to determine the optimal U.S. registration pathway.

        In September 2015, Amicus acquired Scioderm, Inc. ("Scioderm"), which strengthens the Company's pipeline significantly with the addition of a novel, late-stage, proprietary topical cream and potential first-to-market therapy for EB. This investigational product was granted FDA breakthrough therapy designation in 2013 based on results from Phase 2 studies for the treatment of lesions in patients suffering with EB. SD-101 is currently being investigated in a Phase 3 study ("SD-005") to support global regulatory submissions and was the first-ever treatment in EB clinical studies to show improvements in wound closure across all major EB subtypes.

        The Company acquired Scioderm in a cash and stock transaction. At closing, the Company paid Scioderm shareholders, option holders, and warrant holders approximately $223.9 million, of which approximately $141.1 million was paid in cash and approximately $82.8 million was paid through the issuance of 5.9 million newly issued Amicus shares. The Company has agreed to pay up to an additional $361 million to Scioderm shareholders, option holders, and warrant holders upon achievement of certain clinical and regulatory milestones, and $257 million to Scioderm shareholders, option holders, and warrant holders upon achievement of certain sales milestones. If SD-101 is approved, EB qualifies as a rare pediatric disease and Amicus will request a Priority Review Voucher. If the Priority Review Voucher is obtained and subsequently sold, the Company will pay Scioderm shareholders, option holders, and warrant holders the lesser of $100 million in the aggregate or 50% of the proceeds of such sale.

        For more details, refer to "— Note 3. Acquisitions."

        In September 2015, a Pre-New Drug Application ("NDA") meeting was held with the FDA to discuss the oral small molecule pharmacological chaperone migalastat HCl for the treatment of Fabry disease. Based on FDA feedback and subsequent follow-up interactions with the agency, the Company is further evaluating several U.S. pathways including a potential submission requesting Subpart H approval, or potentially generating additional data on migalastat HCl's effect on gastrointestinal symptoms in Fabry disease to support submission requesting full approval. Based on this updated

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

guidance, the Company expects to provide an update on the U.S. regulatory plans in the first half of 2016.

        In June 2015, the European Medicines Agency ("EMA") validated the Company's Marketing Authorization Application ("MAA") submission for Galafold and the Centralized Procedure has begun under Accelerated Assessment. The Committee for Medicinal Products for Human Use ("CHMP") may shorten the MAA review period from 210 days, under standard review, to 150 days under Accelerated Assessment. The CHMP opinion is then reviewed by the European Commission, which generally issues a final decision on European Union ("EU") approval within three months. The MAA submission will be reviewed in the Centralized Procedure, which if authorized, provides a marketing license valid in all 28 EU member states. Once authorized, the Company would then begin the country-by-country reimbursement approval process. Following the MAA validation, the Company is also initiating the regulatory submission process in several additional geographies.

        In October 2015, the Company entered into a note and warrant purchase agreement (the "October 2015 Purchase Agreement") with Redmile Capital Fund, LP and certain of its affiliates ("Redmile"), whereby it sold, on a private placement basis, (a) $50.0 million aggregate principal amount of its unsecured promissory notes ("Notes") and (b) five-year warrants ("Warrants") for 1.3 million shares of Common Stock. On February 19, 2016, the Company entered into a Note and Warrant Purchase Agreement (the "February 2016 Purchase Agreement") with Redmile for an aggregate amount of up to $75.0 million. The Company has agreed with Redmile that in full consideration of the purchase price for the notes issued under the October 2015 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purchase Agreement and the Company will pay Redmile any unpaid interest accrued thereunder. For additional information, see "— Note 16. Short-Term Borrowings and Long-Term Debt" and "— Note 20. Subsequent Events."

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

        In November 2013, the Company completed the acquisition of Callidus Biopharma, Inc. ("Callidus"). Callidus was a privately-held biologics company focused on developing best-in-class ERTs for lysosomal storage diseases LSDs. Callidus lead ERT is a recombinant human acid-alpha glucosidase (rhGAA, called "ATB200") for Pompe disease in late preclinical development. For further information, see "— Note 3. Acquisitions."

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

        The Company had an accumulated deficit of approximately $579.6 million at December 31, 2015 and anticipates incurring losses through the fiscal year ending December 31, 2016 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from its initial public offering ("IPO") and subsequent stock offerings, payments from partners during the terms of the collaboration agreements and other financing arrangements. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into 2017.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented.

  Consolidation

        The financial statements include the accounts of Amicus Therapeutics, Inc. and its wholly owned subsidiaries, Amicus Therapeutics UK Limited, Scioderm, Inc., Callidus Biopharma, Inc. Amicus Therapeutics UK Limited includes Amicus Therapeutics SAS, Amicus Therapeutics B.V, Amicus Therapeutics GmbH, and Amicus Therapeutics S.r.l.

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

        Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

Company's balance sheet. Unrealized holding gains and losses are reported within comprehensive income/ (loss) in the statements of comprehensive loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations or other observable inputs. See "— Note 5. Cash, Money Market Funds and Marketable Securities", for a summary of available-for-sale securities as of December 31, 2015 and 2014.

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

        The Company's current revenue recognition policies provide that, when a collaboration arrangement contains multiple deliverables, such as license and research and development services, the Company allocates revenue to each separate unit of accounting based on a selling price hierarchy. The

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

selling price hierarchy for a deliverable is based on (i) its vendor specific objective evidence ("VSOE") if available, (ii) third party evidence ("TPE") if VSOE is not available, or (iii) best estimated selling price ("BESP") if neither VSOE nor TPE is available. The Company would establish the VSOE of selling price using the price charged for a deliverable when sold separately. The TPE of selling price would be established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The BESP would be established considering internal factors such as an internal pricing analysis or an income approach using a discounted cash flow model.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

  Contingent Liabilities

        On an ongoing basis, the Company may be involved in various claims, and legal proceedings. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company will accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals will be based on our best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse adjustments to the Company's operating results.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

forwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded if it is "more likely than not" that a portion or all of a deferred tax asset will not be realized.

  Other Comprehensive Income/ (Loss)

        Components of other comprehensive income/(loss) include unrealized gains and losses on available-for-sale securities and are included in the statements of comprehensive loss.

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

  Nonqualified Cash Deferral Plan

        In July 2014, the Board of Directors approved the Company's Cash Deferral Plan (the "Deferral Plan"), which provides certain key employees and members of the Board of Directors as selected by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee"), with an opportunity to defer the receipt of such Participant's base salary, bonus and director's fees, as applicable. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code (the "Code"). All of the investments held in the Deferral Plan will be classified as investments held-to-maturity and recorded at fair value with changes in the investments' fair value recognized as earnings in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liability in our consolidated balance sheets.

  Equity Incentive Plan

        In June 2014, our stockholders approved the Amended and Restated 2007 Equity Incentive Plan (the "Plan"). The amendment to the Plan makes an additional 6.0 million shares of our common stock available for issuance and increases the maximum number of shares within the Plan that may be issued as restricted stock, restricted stock units ("RSUs"), stock grants and any other similar awards from 1.1 million to 1.5 million shares. As of December 31, 2015, awards issued under the Plan include both stock options and RSUs.

  Stock-Based Compensation

        At December 31, 2015, the Company had three stock-based employee compensation plans, which are described more fully in "— Note 9. Stockholders' Equity." The Company applies the fair value method of measuring stock-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

  Loss per Common Share

        The Company calculates net loss per share as a measurement of the Company's performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period. The Company had a net loss for all periods presented; accordingly, the inclusion of common stock options, unvested restricted stock units ("RSUs") and warrants would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same. See "— Note 18. Earnings per Share" for further discussion on net loss per share.

  Dividends

        The Company has not paid cash dividends on its capital stock to date. The Company currently intends to retain its future earnings, if any, to fund the development and growth of the business and does not foresee payment of a dividend in any upcoming fiscal period.

  Segment Information

        The Company currently operates in one business segment focused on the discovery, development and commercialization of advanced therapies to treat a range of devastating rare and orphan diseases. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines and does not have separately reportable segments.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

  Recent Accounting Pronouncements

        In November 2015, the FASB issued the Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for financial statements beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has early adopted this standard as of December 31, 2015 on a retrospective basis and this standard had no impact on its consolidated financial statements.

        In September 2015, the FASB issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued. The Company has early adopted this standard as of September 30, 2015 and this standard had no impact on its consolidated financial statements.

        In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer's accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

        In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted and the Company has adopted this ASU as of December 31, 2015. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated in June 2015 that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 Imputation of Interest adds the SEC paragraph to the Topic. The Company early adopted this ASU as of December 31, 2015 and the adoption does not have an impact on its consolidated financial statements.

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

        In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In July 2015, the Financial Accounting Standards Board voted to delay the effective date of this standard until the first quarter of 2018. Companies are permitted to early adopt the standard in the first quarter of 2017. Presently, the Company is assessing the effect the adoption of ASU 2014-09 will have on its consolidated financial statements.

3. Acquisitions

  Acquisition of Scioderm, Inc.

        On September 30, 2015, Amicus acquired Scioderm, a privately-held biopharmaceutical company focused on developing innovative therapies for treating the rare disease Epidermolysis Bullosa ("EB").

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

The acquisition leverages the Scioderm development team's EB expertise with Amicus' global clinical infrastructure to advance SD-101 toward regulatory approvals and Amicus' commercial, patient advocacy, and medical affairs infrastructure to support a successful global launch. The acquisition of Scioderm was accounted for as a purchase of a business in accordance with FASB Accounting Standard Codification 805 Business Combinations.

        The Company acquired Scioderm with cash and stock. At closing, the Company paid Scioderm shareholders, option holders, and warrant holders approximately $223.9 million, of which approximately $141.1 million was paid in cash and approximately $82.8 million was paid through the issuance of approximately 5.9 million newly issued Amicus shares. The Company has agreed to pay up to an additional $361 million to Scioderm shareholders, option holders and warrant holders upon achievement of certain clinical and regulatory milestones, and $257 million to Scioderm shareholders, option holders, and warrant holders upon achievement of certain sales milestones. If SD-101 is approved, EB qualifies as a rare pediatric disease under The Food and Drug Administration Safety and Innovation Act ("FDSIA") and Amicus will request a Priority Review Voucher ("PRV") under the FDSIA, if available. If the PRV is obtained and subsequently sold, the Company will pay Scioderm shareholders, option holders, and warrant holders the lesser of $100 million in the aggregate or 50% of the proceeds of such sale. If Amicus obtains the PRV and has not entered into an agreement to sell or otherwise transfer to a third party the PRV within one year of its receipt, the shareholders 'agent may appoint a financial advisor to conduct a process to sell the PRV. If Amicus determines in its sole discretion to use the PRV, Amicus shall give the shareholders' agent written notice thereof and shall pay to the Scioderm shareholders, option holders, and warrant holders $100 million. The inability to sell the PRV after complying with the provisions, shall not give rise to any payment.

        The fair value of the contingent consideration payments on the acquisition date was $259.0 million. This was an estimate based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions included a range of discount rates between 0.4% and 1.1% as interpolated from the U.S. Treasury constant maturity yield curve over the time frame for clinical and regulatory milestones and a range of discount rates between 1.0% and 2.2% for revenue-based milestones. The range of outcomes and assumptions used to develop these estimates have been updated to better reflect the probability of certain milestone outcomes as of December 31, 2015 (See "— Note 10. Assets and Liabilities Measured at Fair Value", for additional discussion regarding fair value measurements of the contingent acquisition consideration payable). The Company determined the fair value of the contingent consideration to be $257.8 million at December 31, 2015, of which $35.8 million is payable in the next twelve months, resulting in a decrease in the contingent consideration payable and related gain of $1.2 million year ended December 31, 2015. The gain is recorded with the change in fair value of contingent consideration payable as part of the operating expense line item in the Consolidated Statement of Operations. See "— Note 10. Assets and Liabilities Measured at Fair Value", for additional discussion regarding fair value measurements of the contingent acquisition consideration payable.

        For additional information, see "— Note 4. Goodwill and Intangible Assets."

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The purchase price allocation was subject to completion of our analysis of the fair value of the assets and liabilities as of the effective date of the acquisition. The final valuation was completed as of December 31, 2015. The final allocation of the purchase price was as follows:

(in thousands)
Upfront cash payments	$141,060
Upfront equity payments	82,846
Contingent acquisition consideration payable	259,000

Total consideration	482,906
Property, plant and equipment, net	55
Intangible assets — In-process Research and Development ("IPR&D")	463,700

Total identifiable assets acquired	463,755
Deferred tax liability	(167,033)

Total liabilities assumed	(167,033)
Net identifiable assets acquired	296,722
Goodwill	186,184

Net assets acquired	$482,906

        A substantial portion of the assets acquired consisted of intangible assets related to SD-101. The Company determined that the estimated acquisition-date fair value of the indefinite lived IPR&D related to the SD-101 was $463.7 million.

        The $167.0 million of deferred tax liabilities relates to the tax impact of future amortization or possible impairments associated with the identified intangible assets acquired or IPR&D, which are not deductible for tax purposes. The goodwill results from the recognition of the deferred tax liability on the intangible assets as well as synergies expected from the acquisition and other benefits that do not qualify for separate recognition as acquired intangible assets. None of the goodwill is expected to be deductible for income tax purposes. The Company recorded the goodwill in the consolidated balance sheet as of the acquisition date.

        The Company recognized $3.1 million of acquisition-related transaction costs in selling, general and administrative expenses during 2015, which consisted primarily of consulting and legal fees related to the acquisition.

        The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company and Scioderm as if the acquisition had occurred as of January 1, 2014. The unaudited pro forma consolidated financial information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the acquisition been completed as of January 1, 2014. In addition, the unaudited pro forma consolidated financial information does not attempt to project the future results of operations of the Company combined with Scioderm.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        There were no revenues reported for Scioderm during the years ended December 31, 2015 and 2014. There were no nonrecurring adjustments in the pro forma Scioderm results for the year ended December 31, 2015.

	Year ended December 31,
Unaudited Pro Forma Consolidated Information:	2015	2014
(in thousands)
Revenue	$—	$1,224
Net loss Scioderm	$(21,809)	$(9,472)
Net loss combined	$(153,927)	$(78,399)

  Acquisition of Callidus Biopharma, Inc.

        In November 2013, the Company acquired Callidus a privately-held biologics company focused on developing best-in-class ERTs for LSDs with its lead ERT ATB200 for Pompe disease in late preclinical development. The acquisition of the Callidus assets and technology complements Amicus' CHART™ platform for the development of next generation ERTs.

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

        The fair value of the contingent acquisition consideration payments on the acquisition date was $10.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. As of December 31, 2015, the range of outcomes and assumptions used to develop these estimates has changed to better reflect the probability of certain milestone outcomes. (see "— Note 10. Assets and Liabilities Measured at Fair Value", for additional discussion regarding fair value measurements of the contingent acquisition consideration payable). The Company determined the fair value of the contingent consideration to be $16.3 million at December 31, 2015, of which $5.6 million is payable in the next twelve months, resulting in an increase in the contingent consideration payable and related expense of $5.6 million year ended December 31, 2015. The expense is recorded as part of operating expense in the Consolidated Statement of Operations.

        For further information, see "— Note 4. Goodwill and Intangible Assets."

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

4. Goodwill and Intangible Assets

        In connection with the acquisitions discussed in "— Note 3. Acquisitions, the Company has recognized goodwill of $197.8 million. The following table represents the changes in goodwill for the year ended December 31, 2015:

(in millions)
Balance at December 31, 2014	$11.6
Goodwill related to Scioderm on date of acquisition (See Note 3)	186.2

Balance at December 31, 2015	$197.8

        In connection with the acquisitions discussed in "— Note 3. Acquisitions," the Company recognized IPR&D of $486.7 million. Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts. The following table represents the changes in IPR&D for the year ended December 31, 2015:

(in millions)
Balance at December 31, 2014	$23.0
IPR&D related to Scioderm on date of acquisition (See Note 3)	463.7

Balance at December 31, 2015	$486.7

        During the 2015 impairment assessment, it was determined that the goodwill and intangible assets had not been impaired. Goodwill and intangible assets were assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. During the 2015 impairment assessment, it was determined that the goodwill and intangible assets had not been impaired thus there were no impairment changes to the balances in 2015.

5. Cash, Money Market Funds and Marketable Securities

        As of December 31, 2015, the Company held $69.5 million in cash and cash equivalents and $144.5 million of available-for-sale securities which are reported at fair value on the Company's balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/ (loss) in the statements of comprehensive loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

        Cash and available for sale securities consisted of the following as of December 31, 2015 and December 31, 2014 (in thousands):

	As of December 31, 2015
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$69,485	$—	$—	$69,485
Corporate debt securities, current portion	118,627	1	(154)	118,474
Commercial paper	25,686	38	—	25,724
Certificate of deposit	350	—	—	350

	$214,148	$39	$(154)	$214,033

Included in cash and cash equivalents	$69,485	$—	$—	$69,485
Included in marketable securities	144,663	39	(154)	144,548

Total cash and marketable securities	$214,148	39	$(154)	$214,033

	As of December 31, 2014
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$24,074	$—	$—	$24,074
Corporate debt securities, current portion	115,862	—	(110)	115,752
Corporate debt securities, non-current portion	17,508	—	(44)	17,464
Commercial paper	11,477	22	—	11,499
Certificate of deposit	350	—	—	350

	$169,271	$22	$(154)	$169,139

Included in cash and cash equivalents	$24,074	$—	$—	$24,074
Included in marketable securities	145,197	22	(154)	145,065

Total cash and marketable securities	$169,271	$22	$(154)	$169,139

        Unrealized gains and losses are reported as a component of other comprehensive gain/(loss) in the statements of comprehensive loss. For the year ended December 31, 2015 and 2014, unrealized holding gain of $17 thousand and unrealized holding loss of $132 thousand respectively, were included in the statements of comprehensive loss.

        For the years ended December 31, 2015 and 2014, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.

        Unrealized loss positions in the available for sale securities as of December 31, 2015 and December 31, 2014 reflect temporary impairments that have been in a loss position for less than twelve months and as such are recognized in other comprehensive gain/ (loss). The fair value of these available for sale securities in unrealized loss positions was $118.5 million and $129.2 million as of December 31, 2015 and 2014, respectively.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The Company holds available-for-sale investment securities which are reported at fair value on the Company's balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income ("AOCI") in the statements of comprehensive loss. The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the years ended December 31, 2015 and 2014, were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning	$(132)	$1	$14
Current period changes in fair value,	17	(133)	(13)
Reclassification of earnings,	—	—	—

Balance, ending	$(115)	$(132)	$1

6. Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Property and equipment consist of the following:
Computer equipment	$5,075	$3,555
Computer software	1,354	1,102
Research equipment	6,483	5,986
Furniture and fixtures	2,444	1,547
Leasehold improvements	4,175	2,141

	19,531	14,331
Less accumulated depreciation and amortization	(13,353)	(11,520)

	$6,178	$2,811

        Depreciation and amortization expense was $1.8 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively. There were no capital lease obligations outstanding as of December 31, 2015.

7. Accounts Payable, Accrued Expenses and Long-Term Liabilities

        Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Accounts payable	$16,477	$5,874
Accrued professional fees	3,578	473
Accrued contract manufacturing & contract research costs	2,940	3,321
Accrued compensation and benefits	6,201	5,051
Accrued facility costs	1,321	557
Contingent success fee payable	—	341
Accrued other	1,699	728

	$32,216	$16,345

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        Other long-term liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Exit fees	$—	$450
Employee compensation and benefits	667	124
Security deposits	14	14

	$681	$588

8. Related Party Transaction

        In October 2015, the Company entered into the October 2015 Purchase Agreement with Redmile Capital Fund, LP and certain of its affiliates (collectively, "Redmile"). The Company received the proceeds related to the arrangement of $50.0 million cash and has recorded this liability on the balance sheet as "Due to related party" as of December 31, 2015, after the related debt discount. See "— Note 16. Short-Term Borrowings and Long-Term Debt" for more details on this transaction. As of December 31, 2015, Redmile beneficially owned approximately 6.7% of the Company's outstanding shares of common stock. On February 19, 2016, the Company entered into a Note and Warrant Purchase Agreement (the "February 2016 Purchase Agreement") with Redmile for an aggregate amount of up to $75.0 million. The Company has agreed with Redmile that in full consideration of the purchase price for the notes issued under the October 2015 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purchase Agreement and the Company will pay Redmile any unpaid interest accrued thereunder. For additional information, see "— Note 20. Subsequent Events."

9. Stockholders' Equity

  Common Stock and Warrants

        As of December 31, 2015, the Company was authorized to issue 250 million shares of common stock. Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.

        On February 26, 2016, the Company entered into a Sales Agreement with Cowen and Company, LLC ("Cowen") to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $100 million through Cowen (the "ATM Facility"). The ATM Facility will not become effective until after the Company files a new registration statement with the SEC covering the securities to be offered through the ATM Facility.

        In October 2015, the Company entered into a note and warrant purchase agreement (the "October 2015 Purchase Agreement") with Redmile, whereby it sold, on a private placement basis, (a) $50.0 million aggregate principal amount of its unsecured promissory notes ("Notes") and (b) five-year warrants ("Warrants") for 1.3 million shares of Common Stock. The Company evaluated the warrants against current accounting guidance and determined that these warrants should be accounted as a component of equity. As such, these warrants are valued at issuance date using the Black-Scholes valuation model using the following six inputs: (1) the closing price of Amicus stock on the day of evaluation of $13.75; (2) the exercise price of the warrants of $16.84; (3) the remaining term

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

of the warrants of 5 years; (4) the volatility of Amicus' stock for the five year term of 75.1%; (5) the annual rate of dividends of 0%; and (6) the risk-free rate of return of 1.37%. The Black Scholes value of the warrants was $10.6 million with a relative fair value of $8.8 million. On February 19, 2016, the Company entered into a Note and Warrant Purchase Agreement (the "February 2016 Purchase Agreement") with Redmile for an aggregate amount of up to $75.0 million. The Company has agreed with Redmile that in full consideration of the purchase price for the notes issued under the October 2015 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purchase Agreement and the Company will pay Redmile any unpaid interest accrued thereunder. For additional information, see "—Note 20. Subsequent Events."

        In September 2015, the Company acquired Scioderm with cash and stock. As part of the acquisition, the Company paid holders of Scioderm an amount equal to $223.9 million, of which approximately $141.1 million was paid in cash and approximately $82.8 million was paid through the issuance of 5.9 million newly issued shares. The Company agreed to pay up to an additional $361 million upon achievement of certain clinical and regulatory milestones, and $257 million to Scioderm shareholders, option holders, and warrant holders upon achievement of certain sales milestones.

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

  Nonqualified Cash Plan

        In July 2014, the Board of Directors approved the Company's Deferral Plan, (the "Deferral Plan") that provides certain key employees and members of the Board of Directors as selected by the Compensation Committee, with an opportunity to defer the receipt of such participant's base salary, bonus and director's fees, as applicable. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code of 1986 as amended.

        Deferred compensation amounts under the Deferral Plan as of December 31, 2015 were approximately $0.7 million, as compared to $0.1 million on December 31, 2014 and are included in other long-term liabilities. Deferral Plan assets as of December 31, 2015 were $0.7 million and are classified as trading securities. The Deferred Plan assets are recorded at fair value with changes in the investments' fair value recognized in the period they occur. During the year ended December 31, 2015, income from the investments was $17 thousand and unrealized loss was $50 thousand.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

  Equity Incentive Plan

        In June 2014, the Company's stockholders approved the Amended and Restated 2007 Equity Incentive Plan (the "Plan"). The amendment to the Plan makes an additional 6 million shares of the Company's common stock available for issuance and increases the maximum number of shares within the Plan that may be issued as restricted stock, RSUs, stock grants and any other similar awards from 1.1 million to 1.5 million shares. As of December 31, 2015, awards issued under the Plan include both stock options and RSUs.

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

        As of December 31, 2015, the Company has reserved up to 2,551,120 shares for issuance under the Plan and the 2007 Director Plan.

  Stock Option Grants

        The Company adopted the fair value method of measuring stock-based compensation, using the fair value of each equity award granted. The Company chose the "straight-line" attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the vesting period of the related awards.

        The Company uses the Black-Scholes option pricing model when estimating the grant date fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was based on our historical volatility since our initial public offering in May 2007.The average expected life was determined using the "simplified" method of estimating the expected exercise term which is the mid-point between the vesting date and the end of the contractual term. As the Company's stock price volatility has been over 75% and it has experienced significant business transactions, the Company does not have sufficient reliable exercise data in order to justify a change in the use of the "simplified" method of estimating the expected exercise term of employee stock option grants. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended December 31,
	2015	2014	2013
Expected stock price volatility	75.9%	81.3%	82.0%
Risk free interest rate	1.7%	1.9%	1.3%
Expected life of options (years)	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00

        The weighted average grant-date fair value per share of options granted during 2015, 2014 and 2013 were $7.51, $2.12 and $2.14, respectively.

        The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2012	7,974.2	$6.35
Granted	2,481.8	$3.04
Exercised	—	—
Forfeited	(1,414.9)	$5.01

Options outstanding, December 31, 2013	9,041.1	$5.65
Granted	2,993.1	$2.99
Exercised	(965.6)	$3.80
Forfeited	(1,047.9)	$5.76

Options outstanding, December 31, 2014	10,020.7	$5.02
Granted	3,917.2	$11.61
Exercised	(2,070.3)	$5.43
Forfeited	(138.4)	$7.76

Options outstanding, December 31, 2015	11,729.2	$7.11	7.3 years	$40.7

Vested and unvested expected to vest, December 31, 2015	10,912.1	$6.95	7.2 years	$39.0
Exercisable at December 31, 2015	5,582.2	$5.66	5.7 years	$24.2

        The aggregate intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $14.7 million and $2.8 million, respectively. There were no options exercised during the year ended December 31, 2013. Cash proceeds from stock options exercised during the years ended December 31, 2015 and 2014 were $11.2 million and $3.7 million respectively. As of December 31, 2015, the total unrecognized compensation cost related to non-vested stock options granted was $24.6 million and is expected to be recognized over a weighted average period of 3.1 years.

  Restricted Stock Units

        In April 2014, the Compensation Committee made awards of RSUs to certain employees of the Company. The RSUs awarded under the Plan are generally subject to graded vesting and are contingent on such employee's continued service on such date.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

        A summary of non-vested RSU activity under the Plan for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2014	955	$2.28
Granted	366	$12.63
Vested	(842)	$—
Forfeited	—	$—

Non-vested units as of December 31 ,2015	479	$10.38	1.98	$0.7

        For the year ended December 31, 2015, 0.8 million of the RSUs vested and all non-vested units are expected to vest over their normal term. As of December 31, 2015, there was $4.0 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of 0.5 years.

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

  Compensation Expense Related to Equity Awards

        The following table summarizes the stock-based compensation expense recognized in the statements of operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock compensation expense recognized in:
Research and development expense	$4,600	$2,703	$3,583
General and administrative expense	5,372	3,305	2,594

Total stock compensation expense	$9,972	$6,008	$6,177

10. Assets and Liabilities Measured at Fair Value

        The Company's financial assets and liabilities are measured at fair value and classified within the fair value hierarchy which is defined as follows:

    Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

    Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

    Level 3 — Inputs that are unobservable for the asset or liability.

  Cash, Money Market Funds and Marketable Securities

        The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2015. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2015.

  Success Fee Payable

        In connection with the Term Loan, as disclosed in "— Note 16. Short Term Borrowings and Long Term Debt," the Company recorded a contingent liability of $0.4 million related to a success fee payable within six months of trigger event, with the trigger event being regulatory acceptance of NDA or MAA submission. The success fee payable to the lender was probability adjusted and discounted utilizing an appropriate discount rate and hence classified as Level 3. In June 2015, EMA validated the submission of the Company's MAA and the success fee became payable. The Company paid the success fee in connection with the re-payment of the debt in June 2015.

  Note Payable to Related Party

        In connection with the notes payable to Redmile Capital Fund, LP and certain of its associates, as disclosed in "— Note 16. Short Term Borrowings and Long Term Debt", and Warrants as disclosed in "— Note 9. Stockholders' Equity," the Company recorded the notes as a liability at $50 million. Due to the embedded redemption (put and/or call) features in the note agreement, it was determined that the fair value of the warrants should be bifurcated from the value of the notes payable and recorded as a debt discount. The debt discount is to be amortized over the life of the notes. The relative fair value of the warrants and the debt discount was determined to be $8.8 million with amortization expense of $0.4 million for the year ended December 31, 2015. The net carrying value of the notes at December 31, 2015 was $41.6 million.

        The Company evaluated the warrants against current accounting guidance and determined that the related warrants should be accounted as a component of equity. As such, these warrants are valued at issuance date using the Black-Scholes valuation model using the following six inputs: (1) the closing price of Amicus stock on the day of evaluation of $13.75; (2) the exercise price of the warrants of $16.84; (3) the remaining term of the warrants of 5 years; (4) the volatility of Amicus' stock for the five year term of 75.1%; (5) the annual rate of dividends of 0%; and (6) the risk-free rate of return of 1.37%.The resulting Black Scholes value of the warrants was $10.6 million and the relative fair value was determined to be $8.8 million.

  Contingent Consideration Payable

        The contingent consideration payable resulted from acquisition of Scioderm and Callidus, as discussed in "— Note 3. Acquisitions." Our most recent valuation was determined using a probability weighted discounted cash flow valuation approach. Using this approach, expected future cash flows are

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied. The valuation will be performed quarterly. Gains and losses are included in the statement of operations.

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

        The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Scioderm:

Contingent Consideration Liability	Fair value as of December 31, 2015	Valuation Technique	Unobservable Input	Range
			Discount rate	0.7% - 1.5%
Clinical and regulatory milestones	$236.7 million	Probability weighted discounted cash flow	Probability of achievement of milestones	66.5% - 70%
			Projected year of payments	2016 - 2019
			Revenue volatility	58%
Revenue-based milestones	$21.1 million	Monte Carlo	Discount rate	1.3% - 2.4%
			Projected year of payments	2018 - 2028

        The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus:

Contingent Consideration Liability	Fair value as of December 31, 2015	Valuation Technique	Unobservable Input	Range
			Discount rate	11.5%
Clinical and regulatory milestones	$16.3 million	Probability weighted discounted cash flow	Probability of achievement of milestones	30% - 95%
			Projected year of payments	2016 - 2026

        Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts related to clinical and regulatory based milestones are discounted back to the current period using a discounted cash flow model. Revenue-based payments are valued using a

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

monte-carlo valuation model, which simulates future revenues during the earn out-period using management's best estimates. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs together, or in isolation, may result in a significantly lower or higher fair value measurement. There is no assurance that any of the conditions for the milestone payments will be met.

        The following table shows the change in the balance of contingent consideration payable for the year ended December 31, 2015, 2014 and 2013, respectively:

	Year ended December 31,
	2015	2014
Balance, beginning of the period	$10,700	$10,600
Additions, from business acquisitions	259,000	—
Unrealized change in fair value change during the period, included in Statement of Operations	4,377	100

Balance, end of the period	$274,077	$10,700

  Deferred Compensation Plan-Investment and Liability

        As disclosed in "— Note 9. Stockholders' Equity," the Deferral Plan provides certain key employees and members of the Board of Directors with an opportunity to defer the receipt of such participant's base salary, bonus and director's fees, as applicable. Deferral Plan assets as of December 31, 2015 were $0.7 million, are classified as trading securities and recorded at fair value with changes in the investments' fair value recognized in the period they occur. The asset investments consist of market exchanged mutual funds. During the year ended December 31, 2015, the interest income was $17 thousand and the unrealized loss was $50 thousand. The Company considers its investments in marketable securities, as available-for-sale and classifies these assets and related liability within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities.

        A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2015 are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/money market funds	$69,485	$—	$69,485
Commercial paper	—	25,724	25,724
Corporate debt securities	—	118,474	118,474
Certificate of deposit	—	350	350
Deferred compensation plan assets		658	658

	$69,485	$145,206	$214,691

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$274,077	$274,077
Deferred compensation plan liability	667	—	667

	$667	$274,077	$274,744

        The following is a summary of the Company's non-recurring liability aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2015 are identified in the following table (in thousands):

Level 3
Liabilities:
Note payable to related party	$41,601

        A summary of the fair value of the Company's assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2014 are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/money market funds	$24,074	$—	$24,074
Commercial paper	—	11,499	11,499
Corporate debt securities	—	133,216	133,216
Certificate of deposit	—	350	350

	$24,074	$145,065	$169,139

	Level 2	Level 3	Total
Liabilities:
Contingent success fee payable	—	341	341
Contingent consideration payable	—	10,700	10,700

	$—	$11,041	$11,041

11. 401(k) Plan

        The Company has a 401(k) plan (the "401(k) Plan") covering all eligible employees and provides for a company match of up to 5% of salary and bonus paid during the year. The Company's vesting policy is that the Company match vests immediately upon enrollment. There were no changes to the policy in 2014 or 2015. The Company's total contribution to the 401(k) Plan was $0.9 million, $0.6 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

12. Leases

  Operating Leases

        The Company currently leases office space and research laboratory space in various facilities under operating agreements expiring at various dates through 2025.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The following table contains information about our current significant leased properties as of December 31, 2015:

Location	Approximate Square Feet	Use	Lease expiry date
Cranbury, New Jersey	90,000	Office and laboratory	September 2025
San Diego, California	7,668	Office and laboratory	September 2016
Durham, North Carolina	3,180	Office and laboratory	June 2016
Buckinghamshire, United Kingdom	9,821	Office	September 2020
Munich, Germany	4,316	Office	April 2017

        In addition to the above, we also maintain small offices in the Netherlands, Spain and France. The facility at San Diego, California, was closed as part of the restructuring process in December 2013 and in May 2014, the Company entered into a sublease agreement with a tenant for the remainder of our original lease term for the San Diego, California facility. We believe that our current office and laboratory facilities are adequate and suitable for our current and anticipated needs. We believe that, to the extent required, we will be able to lease or buy additional facilities at commercially reasonable rates.

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

        At December 31, 2015, aggregate annual future minimum lease payments, net of income from subleases, under these leases are as follows:

(in thousands)	2016	2017	2018	2019	2020 and beyond	Total
Minimum lease payments	$2,646	$2,471	$2,381	$2,389	$12,734	$22,621
Less: income from sublease	(180)	—	—	—	—	(180)

Net minimum lease payments	$2,466	$2,471	$2,381	$2,389	$12,734	$22,441

        Rent expense for the years ended December 31, 2015, 2014 and 2013 were $2.6 million, $2.4 million and $2.6 million respectively.

13. Income Taxes

        In June 2006, the FASB issued a single model to address accounting for uncertainty in tax positions. The model clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures required. The Company adopted the FASB requirements as of January 1, 2007 and determined that it did not have a material impact on the Company's financial position and results of operations. The Company did not recognize interest or penalties related to income tax during the period ended December 31, 2015 and did not accrue for interest or penalties as of December 31, 2015.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

The Company does not have an accrual for uncertain tax positions as of December 31, 2015. Tax returns for all years 2008 and thereafter are subject to future examination by tax authorities.

        Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	For Years Ended December 31,
	2015	2014
Non-current deferred tax assets
Amortization/depreciation	$2,657	$2,910
Research tax credit	27,170	14,288
Net operating loss carry forwards	159,889	105,274
Deferred revenue	14,281	14,626
Non-cash stock issue	$6,767	$8,990
Others	2,964	2,347

Gross deferred tax assets	213,728	148,435
Deferred tax liability related to business acquisition	(176,219)	(9,186)

Total net deferred tax asset	37,509	139,249
Less valuation allowance	(213,728)	(148,435)

Net deferred tax assets (liability)	$(176,219)	$(9,186)

        The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2015, and 2014, the Company recorded valuation allowances of $148.4 million and $213.7 million, respectively, representing an increase in the valuation allowance of $26.8 million in 2014 and an increase of $65.3 million in 2015, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years. The deferred tax liability related to business acquisitions pertains to the basis difference in IPR&D acquired by the Company. The Company's policy is to record a deferred tax liability related to acquired IPR&D that may eventually be realized either upon amortization of the asset when the research is completed and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful.

        As of December 31, 2015, the Company had federal, state and foreign net operating loss carry forwards ("NOLs") of approximately $402.2 million, $378.8 million and $8.3 million, respectively. The federal carry forward will expire in 2028 through 2035. Most of the state carry forwards generated prior to 2009 have expired through 2015. The remaining state carry forwards including those generated in 2009 through 2015 will expire in 2029 through 2035 due to a change in the New Jersey state law regarding the net operating loss carry forward period. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Code as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past, and could occur again in the future As a result of these ownership changes, Section 382 places an annual limitation on the amount of NOLs that can be utilized to offset future taxable income each year, which is based on the value of the company at the change date. This limitation could result in expiration of those carry forwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. The Company completed a

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

detailed study of its cumulative ownership changes for 2015 and determined that in 2015, there was no ownership change in excess of 50%; therefore there was no write-down to net realizable value of the federal NOLs and research and development credits subject to the 382 limitations. A tax benefit of $3.6 million associated with the exercise of stock options will be recorded in additional paid-in capital when the associated net operating loss is recognized.

        For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$(123,697)	$(70,030)	$(63,136)

Foreign	(8,421)	(9)	(9)

Total	$(132,118)	$(70,039)	$(63,145)

        A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Years Ended December 31,
	2015	2014	2013
Statutory rate	(34)%	(34)%	(34)%
State taxes, net of federal benefit	(5)	(4)	(5)
Permanent adjustments	2	1	(1)
R&D credit	(3)	(4)	(3)
Foreign income tax rate differential	1	—	—
Other	2	1	—
Valuation allowance	37	38	37

Net	(0)%	(2)%	(6)%

        The Company recognized a tax benefit of $1.1 million and $3.5 million in connection with the sale of net operating losses and research and development credits in the New Jersey Transfer Program for the years ended December 31, 2014 and 2013, respectively. There were no sales of net operating losses and research and development credits for the year ended December 31, 2015.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

16. Short-Term Borrowings and Long-Term Debt

        In October 2015, the Company entered into a Note and Warrant Purchase Agreement (the "October 2015 Purchase Agreement") with Redmile Capital Fund, LP and certain of its affiliates, whereby it sold, on a private placement basis, (a) $50.0 million aggregate principal amount of its unsecured promissory notes ("Notes") and (b) five-year warrants ("Warrants") for 1.3 million shares of Common Stock. The payment terms under the purchase agreement contains two installments, the first $15.0 million in October 2017 and the balance $35.0 million in October 2020. Interest is payable at 4.1% on a monthly basis over the term of the loan. The promissory notes are recorded as due to related party on the Consolidated Balance Sheet. Due to the embedded redemption (put and/or call) features in the note agreement, it was determined that the fair value of the warrants should be bifurcated from the value of the notes payable and recorded as a debt discount. The debt discount is to be amortized over the life of the notes. The relative fair value of the warrants and the debt discount was determined to be $8.8 million with amortization expense of $0.4 million for the year ended December 31, 2015. The net carrying value of the notes at December 31, 2015 was $41.6 million. On February 19, 2016, the Company entered into a Note and Warrant Purchase Agreement (the "February 2016 Purchase Agreement") with Redmile for an aggregate amount of up to $75.0 million. The Company has agreed with Redmile that in full consideration of the purchase price for the notes issued under the October 2015 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purchase Agreement and the Company will pay Redmile any unpaid interest accrued thereunder. For additional information, see " — Note 20. Subsequent Events."

        In December 2013, the Company entered into a credit and security agreement with a lending syndicate consisting of MidCap Funding III, LLC, Oxford Finance LLC, and Silicon Valley Bank ("SVB") which provided an aggregate of $25 million (the "Term Loan"). The Company drew

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

$15 million of the aggregate principal amount which bore interest at a rate per annum fixed at 8.5%. The Company made interest-only payments on the Term Loan beginning January 1, 2014. In June 2015, the Company paid off the outstanding balance of the term loan and in connection with this repayment the Company also paid a $0.5 million exit fee and a $0.4 million success fee due to the successful acceptance of the MAA in June 2015. The net loss on extinguishment of the debt was $1.0 million and is included in the statement of operations for the year ended December 31, 2015.

        The carrying amount of the Company's borrowings approximates fair value at December 31, 2015.

        The remaining future minimum payments of principal due as of December 31, 2015 are as follows (in thousands):

Years ending December 31:
2016	$—
2017	15,000
2018	—
2019	—
2020 and beyond	35,000

Total principal obligation	50,000
Less short-term portion	(—)

Long-term portion	50,000
Less debt discount	(8,399)

Long term portion, net of debt discount	$41,601

17. Restructuring Charges

        In December 2013, the Company initiated and completed a facilities consolidation effort, closing one of its leased locations in San Diego, CA. The Company recorded a total charge of $2.0 million during the fourth quarter of 2013 which included $1.2 million for employment termination costs payable and a facilities consolidation charge of $0.8 million consisting of lease payments of $0.7 million related to the net present value of the net future minimum lease payments at the cease-use date and the write-down of the net book value of the fixed assets in the vacated building of $0.1 million. During the year ended December 31, 2014, all of the restructuring charges related to employment termination costs were paid.

        The following table summarizes the restructuring charges and utilization for the year ended December 31, 2015 (in thousands):

	Balance as of December 31, 2014	Charges	Cash Payments	Adjustments	Balance as of December 31, 2015
Facilities consolidation	283	—	(180)	15	118

        The lease charges will be paid over the remaining lease term which expires in September 2016.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

18. Earnings per Share

        The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share (in thousands except share amounts):

	Years Ended December 31,
	2015	2014	2013
Historical
Numerator:
Net loss attributable to common stockholders	$(132,118)	$(68,926)	$(59,633)

Denominator:
Weighted average common shares outstanding — basic and diluted	109,923,815	74,444,157	51,286,059

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

	Year ended December 31,
	2015	2014	2013
Options to purchase common stock	11,729	10,021	9,041
Outstanding warrants, convertible to common stock	1,350	1,600	3,004
Unvested restricted stock units	479	955	—

Total number of potentially issuable shares	13,558	12,576	12,045

19. Commitments and Contingencies

        Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat. The plaintiffs seek, among other things, damages for purchasers of the Company's common stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants. The Company anticipates that these lawsuits will be consolidated into a consolidated action.

        On or about November 2, 2015, a derivative lawsuit was filed by an Amicus shareholder purportedly on Amicus' behalf in the Superior Court of New Jersey, Middlesex County, Chancery Division. Defendants are the individuals who serve on the Amicus Board of Directors. Amicus itself is named as a nominal defendant. Filed shortly after the three purported securities class action lawsuits described above, the derivative lawsuit alleges claims for breach of state law fiduciary duties, waste of corporate assets, and unjust enrichment based on alleged violations of the Securities Exchange Act of 1934, in connection with allegedly false and misleading statements made by Amicus related to the

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

regulatory approval path for migalastat HCl. The plaintiff seeks, among other things, to require the Amicus Board to take certain actions to reform its corporate governance procedures, including greater shareholder input and a provision to permit shareholders to nominate candidates for election to the Board, along with restitution, costs of suit and attorney's fees.

        These lawsuit and any other related lawsuits are subject to inherent uncertainties and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain and the Company could be forced to expend significant resources in the defense of these suits, and the Company may not prevail. The Company is not currently able to estimate the possible cost to it from this matter, as these lawsuits are currently at an early stage and the Company cannot ascertain how long it may take to resolve this matter. The Company believes that it has meritorious defenses and intends to defend this lawsuit vigorously.

20. Subsequent Events

        On February 19, 2016, the Company entered into the "February 2016 Purchase Agreement" with Redmile, whereby it sold, on a private placement basis, (a) $75.0 million aggregate principal amount of its unsecured promissory notes of which $50.0 million becomes available immediately and the balance $25.0 million becomes available subject to certain conditions and (b) 1.9 million warrants that have a term of five-years. The payment terms under the purchase agreement contains two installments, the first $15.0 million in October 2017 and the balance $35.0 million in October 2021. For each tranche, interest will accrue at 3.875% but go unpaid until final maturity. The Company has agreed with Redmile that in full consideration of the purchase price for the notes issued under the October 2015 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purchase Agreement and the Company will pay Redmile any unpaid interest accrued thereunder. The Company is in the process of evaluating the accounting treatment for the debt and the warrants.

        On February 26, 2016, the Company entered into a Sales Agreement with Cowen and Company, LLC ("Cowen") to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $100 million through Cowen (the "ATM Facility"). The ATM Facility will not become effective until after the Company files a new registration statement with the SEC covering the securities to be offered through the ATM Facility.

21. Selected Quarterly Financial Data (Unaudited — in thousands except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2015
Net loss	$(24,288)	$(27,133)	$(37,800)	$(42,897)
Basic and diluted net loss per common share (1)	(0.25)	(0.27)	(0.32)	(0.34)
2014
Net loss	$(15,943)	$(14,614)	$(17,149)	$(21,220)
Basic and diluted net loss per common share (1)	(0.25)	(0.22)	(0.22)	(0.24)

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The information required by this section which includes the "Management's Report on Consolidated Financial Statements and Internal Control over Financial Reporting" and the "Report of Independent Registered Public Accounting Firm" are incorporated by reference from "Item 8. Financial Statements and Supplementary Data."

Item 9B.    OTHER INFORMATION.

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive proxy statement for our 2015 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

Item 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

        The information required by this item is incorporated by reference from the Proxy Statement under the caption "Management," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Proposal No. 1 — Election of Directors"

        We have adopted a Code of Business Ethics and Conduct for Employees, Executive Officers and Directors that applies to our employees, officers and directors and incorporate guidelines designed to deter wrongdoing and to promote the honest and ethical conduct and compliance with applicable laws and regulations. In addition, the code of ethics incorporates our guidelines pertaining to topics such as conflicts of interest and workplace behavior. We have posted the text of our code on our website at www.amicusrx.com in connection with "Investors/Corporate Governance" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date the waiver on our website in the future.

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

        3.     Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
2.1	Agreement and Plan of Merger, dated November 19, 2013, by and among Amicus Therapeutics, Inc., CB Acquisition Corp., Callidus BioPharma, Inc., and Cuong Do	Form 8-K	2/12/2014	2.1
3.1	Restated Certificate of Incorporation of the Registrant.	Form 10-K	2/28/12	3.1
3.2	Restated By-laws of the Registrant.	S-1/A (333-141700)	4/27/07	3.4
3.3	Certificate of Amendment to the Registrant's Restated Certificate of Incorporation, as amended.	Form 8-K	6/10/15	3.1
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1 (333-141700)	3/30/07	4.1
4.2	Third Amended and Restated Investor Rights Agreement, dated as of September 13, 2006, as amended	S-1 (333-141700)	3/30/07	4.3
4.3	Form of Warrant, issued on October 1, 2015	Form 8-K	10/1/15	4.1
10.1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333-141700)	4/27/07	10.1
+10.2	Amended and Restated License Agreement, dated October, 31, 2008, by and between the Registrant and Mount Sinai School of Medicine of New York University	Form 10-K	2/6/09	10.3
+10.3	License Agreement, dated as of June 26, 2003, by and between the Registrant and University of Maryland, Baltimore County, as amended	S-1 (333-141700)	3/30/07	10.4

		Incorporated by Reference to SEC Filing
Exhibit No.					Filed with this Form 10-K
	Filed Exhibit Description	Form	Date	Exhibit No.
+10.4	Exclusive License Agreement, dated as of June 8, 2005, by and between the Registrant and Novo Nordisk, A/S	S-1 (333-141700)	3/30/07	10.5
10.5	Letter Agreement, dated as of December 19, 2005, by and between the Registrant and David Lockhart, Ph.D.	S-1 (333-141700)	3/30/07	10.10
10.6	Form of Director and Officer Indemnification Agreement	S-1 (333-141700)	3/30/07	10.17
10.7	Amended and Restated 2007 Director Option Plan and form of option agreement	Form 8-K	6/8/10	10.2
10.8	2007 Employee Stock Purchase Plan	S-1/A (333-141700)	5/17/07	10.24
10.9	Lease Agreement dated as of September 11, 2008 by and between the Registrant and A/G Touchstone, TP, LLC.	Form 8-K	9/15/08	10.1
+10.10	First Amendment to lease dated April 15, 2011 by and between the Registrant and AG Touchstone, TP, LLC	Form 10-K	2/28/12	10.13
10.11	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and David Lockhart, Ph.D.	Form 8-K	12/31/08	10.4
10.12	Letter Agreement, dated as of December 30, 2008, by and between the Registrant and John R. Kirk	Form 10-K	2/6/09	10.29
10.13	Summary Management Bonus Program	Form 10-K	3/3/14	10.19
10.14	Letter Agreement, dated as of May 10, 2010 by and between the Registrant and Ken Valenzano	Form 10-K	3/4/11	10.32
10.15	Letter Agreement, dated as of January 3, 2011 by and between the Registrant and Kenneth Peist	Form 10-K	3/4/11	10.33
10.16	Letter Agreement, dated as of January 3, 2011 by and between the Registrant and Enrique Dilone	Form 10-K	3/4/11	10.34

		Incorporated by Reference to SEC Filing
Exhibit No.					Filed with this Form 10-K
	Filed Exhibit Description	Form	Date	Exhibit No.
10.17	Lease Agreement dated August 16, 2011 between the Registrant and Cedar Brook 3 Corporate Center, L.P.	Form 8-K	8/16/11	10.1
10.18	Letter Agreement dated April 18, 2013 between Amicus Therapeutics, Inc. and David J. Lockhart	Form 8-K	4/24/13	10.4
10.19	Second Amendment to Lease Agreement dated as of May 16, 2013 by and between Amicus Therapeutics, Inc and A/G Touchstone, TP, LLC.	Form 8-K	5/22/13	10.1
10.20	Letter Agreement, dated as of June 5, 2013 by and between the Registrant and Jeffrey P. Castelli	Form 10-Q	8/7/13	10.6
10.21	Letter Agreement, dated as of June 5, 2013 by and between the Registrant and Jayne Gershkowitz	Form 10-Q	8/7/13	10.7
10.22	Letter Agreement, dated November 20, 2013 by and among the Company and the purchasers identified therein	Form 8-K	11/20/13	10.1
10.23	Form of Warrant issued on November 20, 2013	Form 8-K	11/20/13	10.2
10.24	Credit and Security Agreement, by and between MidCap Funding III, LLC, as administrative agent, the Lenders listed in the Credit Facility Schedule thereto, Amicus Therapeutics Inc., and Callidus Biopharma, Inc., dated as of December 27, 2013	Form 8-K	12/30/13	10.1
10.25	Separation Agreement, by and between Amicus Therapeutics, Inc and Dr. David J. Lockhart, dated as of January 3, 2014	Form 8-K	1/8/14	10.1
+10.26	Second Restated Agreement, dated November 19, 2013 by and between Amicus Therapeutics, Inc. and Glaxo Group Limited	Form 10-K	3/3/14	10.46
10.27	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	7/2/14	10.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
10.28	Amendment No.1 to the Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/16/14	10.1
10.29	Employment Agreement dated April 23, 2014, between Amicus Therapeutics, Inc. and John F. Crowley	Form 8-K	4/25/14	10.1
10.30	Employment Agreement dated April 23, 2014, between Amicus Therapeutics, Inc. and William D. Baird, III	Form 8-K	4/25/14	10.2
10.31	Employment Agreement dated April 23, 2014, between Amicus Therapeutics, Inc. and Bradley L. Campbell	Form 8-K	4/25/14	10.3
10.32	Employment Agreement dated April 23, 2014, between Amicus Therapeutics, Inc. and Jay Barth, M.D.	Form 10-Q	5/5/14	10.6
10.33	Letter Agreement dated April 24, 2014, between Amicus Therapeutics, Inc. and Julie Yu	Form 10-Q	5/5/14	10.7
10.34	Letter Agreement dated April 30, 2014, between Amicus Therapeutics, Inc. and Daphne Quimi	Form 10-Q	5/5/14	10.8
10.35	Amended and Restated 2007 Equity Incentive Plan	Form 8-K	6/23/14	10.1
10.36	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	7/2/14	10.1
10.37	Employment Agreement dated December 17, 2015 between Amicus Therapeutics and Hung Do				X
10.38	Employment Agreement dated December 17, 2015 between Amicus Therapeutics and Dipal Doshi				X
10.39	Amendment No. 1 to the Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/16/14	10.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
10.40	First Amendment to Credit and Security Agreement by and between MidCap Funding III, LLC, as administrative agent, the Lenders listed in the Credit Facility Schedule thereto, Amicus Therapeutics Inc., and Callidus Biopharma, Inc., dated as of April 27, 2015.	Form 8-K	4/28/15	10.1
+10.41	Agreement and Plan of Merger by and among Amicus Therapeutics, Inc., Titan Merger Sub Corp., Scioderm, Inc. and Fortis Advisors LLC, as Shareholders' Agent	Form 8-K	9/3/15	2.1
10.42	Amendment to Agreement and Plan of Merger, dated September 30, 2015, by and among Amicus Therapeutics, Inc., Titan Merger Sub Corp., Scioderm, Inc., Fortis Advisors LLC, as Shareholders' Agent and certain Shareholders of Scioderm, Inc.	Form 8-K	9/30/15	2.2
10.43	Note and Warrant Purchase Agreement by and among Amicus Therapeutics, Inc. and the purchasers identified on the signature pages thereto, dated October 1, 2015	Form 8-K	10/1/15	10.1
10.44	First Amendment to Lease, dated September 9, 2015, by and between Cedar Brook 3 Corporate Center, L.P. and Amicus Therapeutics, Inc.	Form 8-K	9/14/15	10.1
21	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X

Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
101

The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.

X

+
Confidential treated has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2016.

AMICUS THERAPEUTICS, INC. (Registrant)
By:	/s/ John F. Crowley John F. Crowley Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Crowley (John F. Crowley)	Chairman and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
/s/ William D. Baird III (William D. Baird III)	Chief Financial Officer (Principal Financial Officer)	February 29, 2016
/s/ Daphne Quimi (Daphne Quimi)	Sr. Vice President, Finance (Principal Accounting Officer)	February 29, 2016
/s/ Sol J. Barer, Ph.D. (Sol J. Barer, Ph.D.)	Director	February 29, 2016
/s/ Robert Essner (Robert Essner)	Director	February 29, 2016
/s/ Donald J. Hayden (Donald J. Hayden)	Director	February 29, 2016
/s/ Ted W. Love, M.D. (Ted W. Love, M.D.)	Director	February 29, 2016

Signature	Title	Date

/s/ Margaret G. McGlynn, R.Ph. (Margaret G. McGlynn, R.Ph.)	Director	February 29, 2016
/s/ Michael G. Raab (Michael G. Raab)	Director	February 29, 2016
/s/ Glenn Sblendorio (Glenn Sblendorio)	Director	February 29, 2016

Incorporated by Reference to SEC Filing
Exhibit No.					Filed with this Form 10-K
	Filed Exhibit Description	Form	Date	Exhibit No.
21	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
	The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.				X