Form 10-Q
period 2016-03-31
AMICUS THERAPEUTICS INC
filed 2016-05-03
CIK 1178879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of April 26, 2016 was 127,049,901 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended March 31, 2016

We have filed applications to register certain trademarks in the U.S. and abroad, including Amicus Therapeutics® and designs, At the forefront of therapies for rare and orphan diseases™, Zorblisa™, Galafold™.

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

The forward-looking statements in this quarterly report on Form 10-Q include, among other things, statements about:

•                                     the progress and results of our clinical trials of our drug candidates;

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

•                                     the future results of on-going or later clinical trials for SD-101, including our ability to obtain regulatory approvals and commercialize SD-101 and obtain market acceptance of SD-101;

•                                     the costs, timing and outcome of regulatory review of our product candidates including without limitation, the expected timing of the European Commission’s final decision with respect to regulatory approval of migalastat in the European Union;

•                                     the number and development requirements of other product candidates that we pursue;

•                                     the costs of commercialization activities, including product marketing, sales and distribution;

•                                     the emergence of competing technologies and other adverse market developments;

•                                     our ability to obtain reimbursement for migalastat HCI;

•                                     our ability to commercialize migalastat HClin the European Union;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2015, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.

You should read this quarterly report on Form 10-Q in conjunction with the document that we reference herein. We do not assume any obligation to update any forward-looking statements.

PART I.          FINANCIAL INFORMATION

Item 1.             Financial Statements (unaudited)

Amicus Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$23,510	$69,485
Investments in marketable securities	142,341	144,548
Prepaid expenses and other current assets	2,662	2,568
Total current assets	168,513	216,601
Property and equipment, less accumulated depreciation of $13,996 and $13,353 at March 31, 2016 and December 31, 2015, respectively	8,413	6,178
In-process research & development	486,700	486,700
Goodwill	197,797	197,797
Other non-current assets	1,484	1,108
Total Assets	$862,907	$908,384

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,501	$32,216
Current portion of contingent consideration payable	41,926	41,400
Total current liabilities	64,427	73,616

Deferred reimbursements	35,756	35,756
Due to related party	38,509	41,601
Contingent consideration payable, less current portion	235,303	232,677
Deferred tax liability	176,219	176,219
Other non-current liabilities	1,061	681

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 125,221,637 shares issued and outstanding at March 31, 2016, 250,000,000 shares authorized, 125,027,034 shares issued and outstanding at December 31, 2015	1,308	1,306
Additional paid-in capital	921,234	917,454
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(65)	—
Unrealized gain/ (loss) on available-for securities	114	(115)
Warrants	12,298	8,755
Accumulated deficit	(623,257)	(579,566)
Total stockholders’ equity	311,632	347,834
Total Liabilities and Stockholders’ Equity	$862,907	$908,384

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015

Operating Expenses:
Research and development	$23,425	$16,113
General and administrative	15,701	6,427
Changes in fair value of contingent consideration payable	3,152	1,000
Restructuring charges	50	10
Depreciation	673	508
Total operating expenses	43,001	24,058
Loss from operations	(43,001)	(24,058)
Other income (expenses):
Interest income	307	171
Interest expense	(945)	(372)
Other expense	(52)	(29)
Net loss	(43,691)	(24,288)

Net loss attributable to common stockholders per common shares – basic and diluted	$(0.35)	$(0.25)
Weighted-average common shares outstanding – basic and diluted	125,178,517	95,743,416

.

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months
	Ended March 31,
	2016	2015

Net loss attributable to common stockholders	$(43,691)	$(24,288)

Other comprehensive income/(loss):
Foreign currency translation adjustment	(65)	—
Unrealized gain on available- for-sale securities	229	97

Other comprehensive income	$164	$97
Comprehensive loss	$(43,527)	$(24,191)

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016		2015
Operating activities
Net loss	$(43,69	1)	$(24,28	8)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	451		83
Depreciation	673		508
Stock-based compensation	4,283		1,960
Restructuring charges	50		10

Non-cash changes in the fair value of contingent consideration payable	3,152		1,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(94)		418
Other non-current assets	(377)		(397)
Accounts payable and accrued expenses	(9,763)		(551)
Non-current liabilities	380		282
Net cash used in operating activities	(44,936)		(20,975)
Investing activities
Sale and redemption of marketable securities	53,157		40,739
Purchases of marketable securities	(50,721)		(18,321)
Purchases of property and equipment	(2,878)		(753)
Net cash (used in)/ provided by investing activities	(442)		21,665
Financing activities
Purchase of vested restricted stock units	(657)		—
Proceeds from exercise of stock options	155		4,063
Net cash (used in)/ provided by financing activities	(502)		4,063
Effect of exchange rate changes on cash and cash equivalents	(95)		—
Net (decrease)/ increase in cash and cash equivalents	(45,975)		4,753
Cash and cash equivalents at beginning of period	69,485		24,074
Cash and cash equivalents at end of period	$23,510		$28,827

Supplemental disclosures of cash flow information
Cash paid during the period for interest	—		$209

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Corporate Information, Status of Operations, and Management Plans

Amicus Therapeutics, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated on February 4, 2002 in Delaware and is a biopharmaceutical company focused on the discovery and development- of advanced therapies to treat a range of devastating rare and orphan diseases. Our lead product candidate is a small molecule that can be used as a monotherapy and in combination with enzyme replacement therapy (“ERT”) for Fabry disease.  SD-101, a product candidate in late-stage development, is a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis Bullosa (“EB”).  The Company is also leveraging its biologics and Chaperon-Advanced Replacement Therapy (“CHART”) platform technologies to develop next-generation ERT products for Fabry, Pompe, and other lysosomal storage disorders (“LSDs”).  Our activities since inception have consisted principally of raising capital, establishing facilities, and performing research and development.

The Company’s Fabry franchise strategy is to develop migalastat HCl (which the Company may refer to as “migalastat”) for all patients with Fabry disease - as a monotherapy for patients with amenable mutations and in combination with ERT for all other patients. On April 1, 2016, the European Committee for Medicinal Products for Human Use (“CHMP”) adopted a positive opinion to approve the oral small molecule pharmacological chaperone migalastat as a first line therapy for Fabry disease in all patients who have an amenable genetic mutation. The label approved by the CHMP includes 269 Fabry-causing mutations which represent up to half of all patients with Fabry disease. A final decision from the European Commission  is expected in the second quarter of 2016, after which the Company will begin the country-by-country reimbursement processes.

In February 2016, the Company entered into a sales agreement (“the Sales Agreement”) with Cowen and Company, LLC (“Cowen”), to create an at-the-market (“ATM”) equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $100,000,000 through Cowen as sales agent for funds to be received in an escrow, trust or similar arrangement. Cowen will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds per share sold through it as sales agent under the sales agreement. In April 2016, the Company sold 2.1 million shares of common stock under the ATM sales agreement resulting in net proceeds of $16.2 million, which included Cowen’s commission of $0.5 million.

In October 2015, the Company entered into a Note and Warrant Purchase Agreement (the “October 2015 Purchase Agreement”) with Redmile Capital Fund, LP and certain of its affiliates (“Redmile”), whereby the Company sold, on a private placement basis, (a) $50.0 million aggregate principal amount of its unsecured promissory notes (“Notes”) and (b) five-year warrants (“Warrants”) for 1.3 million shares of common stock. On February 19, 2016, the Company entered into a separate Note and Warrant Purchase Agreement (the “February 2016 Purchase Agreement”) with Redmile for $50.0 million in unsecured promissory notes and five-year warrants for 1.9 million shares of common stock. The Company has agreed with Redmile to cancel the $50 million note and warrants issued in October 2015 and pay only the accrued interest due. If certain clinical and regulatory milestones are met the Company may issue up to an additional $25 million in unsecured promissory notes and a pro-rata amount of warrants.  Based on the achievement of a positive CHMP opinion, $10 million of the additional unsecured promissory notes are available which the Company plans to access in the second quarter of 2016. For additional information, see “—Note 9. Short-Term Borrowings and Long-Term Debt.”

In September 2015, Amicus acquired Scioderm, Inc. (“Scioderm”), which strengthens the Company’s pipeline significantly with the addition of a novel, late-stage, proprietary topical cream and potential first-to-market therapy for EB. This investigational product was granted FDA breakthrough therapy designation in 2013 based on results from Phase 2 studies for the treatment of lesions in patients suffering with EB. SD-101 is currently being investigated in a Phase 3 study (“SD-005”) to support global regulatory submissions and was the first-ever treatment in EB clinical studies to show improvements in wound closure across all major EB subtypes.

For more details, refer to “— Note 4. Acquisitions.”

In September 2015, a Pre-New Drug Application (“NDA”) meeting was held with the FDA to discuss the oral small molecule pharmacological chaperone migalastat HCl for the treatment of Fabry disease. Based on FDA feedback and subsequent follow-up interactions with the agency, the Company is further evaluating several U.S. pathways including a potential submission requesting Subpart H approval, or potentially generating additional data on migalastat HCl’s effect on gastrointestinal symptoms in Fabry disease to support submission requesting full approval. Based on this updated guidance, the Company plans to meet with the FDA in mid-2016.

The Company had an accumulated deficit of approximately $623.3 million at March 31, 2016 and anticipates incurring losses through the fiscal year ending December 31, 2016 and beyond. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from its initial public offering (“IPO”) and subsequent stock offerings, payments from partners during the terms of the collaboration agreements and other financing arrangements. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into 2017.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of Amicus Therapeutics, Inc. and our wholly-owned subsidiaries, after the elimination of intercompany transactions.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  For a complete description of the Company’s accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Translation of Foreign Currencies

The functional currency for most of our foreign subsidiaries is their local currency. For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of equity.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. However, the following accounting policies are the most critical in fully understanding and evaluating the Company’s financial condition and results of operations.

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

Recent Accounting Pronouncements

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Note 3.  Cash, Money Market Funds and Marketable Securities

As of March 31, 2016, the Company held $23.5 million in cash and cash equivalents and $142.3 million of available-for-sale securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) in the statements of comprehensive loss. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.

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

Cash and available-for-sale securities are all current unless mentioned otherwise and consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$23,510	$—	$—	$23,510
Corporate debt securities	92,724	29	(28)	92,725
Commercial paper	49,081	113	—	49,194
Certificate of deposit	422	—	—	422
	$165,737	$142	$(28)	$165,851
Included in cash and cash equivalents	$23,510	$—	$—	$23,510
Included in marketable securities	142,227	142	(28)	142,341
Total cash and marketable securities	$165,737	$142	$(28)	$165,851

	As of December 31, 2015
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$69,485	$—	$—	$69,485
Corporate debt securities	118,627	1	(154)	118,474
Commercial paper	25,686	38	—	25,724
Certificate of deposit	350	—	—	350
	$214,148	$39	$(154)	$214,033
Included in cash and cash equivalents	$69,485	—	—	$69,485
Included in marketable securities	144,663	39	(154)	144,548
Total cash and marketable securities	$214,148	$39	$(154)	$214,033

Unrealized gains and losses are reported as a component of other comprehensive income/ (loss) in the statements of comprehensive loss.  For the three months ended March 31, 2016 and for the year ended December 31, 2015, unrealized holding gains of $229 thousand and $17 thousand, were included in the statements of comprehensive loss.

For the three months ended March 31, 2016 and the year ended December 31, 2015, there were no realized gains or losses.  The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available for sale securities as of March 31, 2016 and December 31, 2015 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months and as such are recognized in other comprehensive gain/ (loss).  The fair value of these available for sale securities in unrealized loss positions was $34.6 million and $118.5 million as of March 31, 2016 and December 31, 2015, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (“AOCI”) in the statements of comprehensive loss.  The changes in AOCI associated with the unrealized holding gain on available-for-sale investments during the three months, ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning	$(115)	$(132)
Current period changes in fair value	229	97
Foreign currency translation adjustment	(65)	—
Reclassification of earnings,	—	—
Balance, ending	$49	$(35)

Note 4.   Acquisitions

Acquisition of Scioderm, Inc.

On September 30, 2015, the Company acquired Scioderm, a privately-held biopharmaceutical company focused on developing innovative therapies for treating the rare disease EB. The acquisition leverages the Scioderm development team’s EB expertise with the Company’s global clinical infrastructure to advance SD-101 toward regulatory approvals and the Company’s commercial, patient advocacy, and medical affairs infrastructure to support a successful global launch. The acquisition of Scioderm was accounted for as a purchase of a business in accordance with FASB Accounting Standard Codification 805 Business Combinations.

The Company acquired Scioderm with cash and stock. At closing, the Company paid Scioderm shareholders, option holders, and warrant holders approximately $223.9 million, of which approximately $141.1 million was paid in cash and approximately $82.8 million was paid through the issuance of approximately 5.9 million newly issued shares of the Company. The Company has agreed to pay up to an additional $361 million to Scioderm shareholders, option holders, and warrant holders upon achievement of certain clinical and regulatory milestones, and $257 million to Scioderm shareholders, option holders, and warrant holders upon achievement of certain sales milestones. If SD-101 is approved, EB qualifies as a rare pediatric disease under The Food and Drug Administration Safety and Innovation Act (“FDSIA”) and the Company will request a Priority Review Voucher (“PRV”) under the FDSIA, if available. If the PRV is obtained and subsequently sold, the Company will pay Scioderm shareholders, option holders, and warrant holders the lesser of $100 million in the aggregate or 50% of the proceeds of such sale. If the Company obtains the PRV and has not entered into an agreement to sell or otherwise transfer to a third party the PRV within one year of its receipt, the shareholders’ agent may appoint a financial advisor to conduct a process to sell the PRV. If the Company determines in its sole discretion to use the PRV, the Company shall give the shareholders’ agent written notice thereof and shall pay to the Scioderm shareholders, option holders, and warrant holders $100 million. The inability to sell the PRV after complying with the provisions, shall not give rise to any payment.

The fair value of the contingent consideration payments on the acquisition date was $259.0 million. This was an estimate based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions included a range of discount rates between 0.4% and 1.1% as interpolated from the U.S. Treasury constant maturity yield curve over the time frame for clinical and regulatory milestones and a range of discount rates between 1.0% and 2.2% for revenue-based milestones. The range of outcomes and assumptions used to develop these estimates have been updated to better reflect the probability of certain milestone outcomes as of March 31, 2016 (See “— Note 8. Assets and Liabilities Measured at Fair Value”, for additional discussion regarding fair value measurements of the contingent acquisition consideration payable).  The Company determined the fair value of the contingent consideration to be $259.9 million at March 31, 2016, of which $35.9 million is payable in the next twelve months, resulting in an increase in the contingent consideration payable and related expense of $2.2 million for the three months ended March 31, 2016. The expense is recorded with the change in fair value of contingent consideration payable as part of the operating expense line item in the Consolidated Statement of Operations. See “— Note 8. Assets and Liabilities Measured at Fair Value”, for additional discussion regarding fair value measurements of the contingent acquisition consideration payable.

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

There were no acquisition-related transaction costs recognized in 2016.

Acquisition of Callidus Biopharma, Inc.

In November 2013, the Company acquired Callidus a privately-held biologics company focused on developing best-in-class ERTs for LSDs with its lead ERT ATB200 for Pompe disease in late preclinical development. The acquisition of the Callidus assets and technology complements the Company’s CHART™ platform for the development of next-generation ERTs.

The fair value of the contingent acquisition consideration payments on the acquisition date was $10.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs.  As of March 31, 2016, the range of outcomes and assumptions used to develop these estimates has changed to better reflect the probability of certain milestone outcomes; see “—

Note 8. Assets and Liabilities Measured at Fair Value”, for additional discussion regarding fair value measurements of the contingent acquisition consideration payable.  The Company determined the fair value of the contingent consideration to be $17.3 million at March 31, 2016, of which $6.0 million is payable in the next twelve months, resulting in an increase in the contingent consideration payable and related expense of $1.0 million for the three months ended March 31, 2016. The expense is recorded as part of operating expense in the Consolidated Statement of Operations

For further information, see “— Note 5. Goodwill and Intangible Assets.”

Note 5.   Goodwill and Intangible Assets

In connection with the acquisitions discussed in “—Note 4. Acquisitions”, the Company has recognized goodwill of $197.8 million.  The following table represents the changes in goodwill for the three months ended March 31, 2016:

( in millions)
Balance at December 31, 2015	$197.8
Change in goodwill	—
Balance at March 31, 2016	$197.8

In connection with the acquisitions discussed in “—Note 4. Acquisitions,” the Company recognized IPR&D of $486.7 million.  Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts.  The following table represents the changes in IPR&D for the three months ended March 31, 2016:

( in millions)
Balance at December 31, 2015	$486.7
Change in IPR&D	—
Balance at March 31, 2016	$486.7

Goodwill and intangible assets are assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. For the three months ended March 31, 2016, there were no indicators of impairment.

Note 6.   Debt Instruments and Related Party Transactions

In October 2015, the Company entered into a Note and Warrant Purchase Agreement (the “October 2015 Purchase Agreement”) with Redmile Capital Fund, LP and certain of its affiliates, whereby it sold, on a private placement basis, (a) $50.0 million aggregate principal amount of its unsecured promissory notes (“Notes”) and (b) five-year warrants (“Warrants”) for 1.3 million shares of Common Stock. The payment terms under the purchase agreement contains two installments, the first $15.0 million in October 2017 and the balance $35.0 million in October 2020. Interest was payable at 4.1% on a monthly basis over the term of the loan. The promissory notes are recorded as due to related party on the consolidated balance sheets. Due to the embedded redemption (put and/or call) features in the note agreement, it was determined that the fair value of the warrants should be bifurcated from the value of the notes payable and recorded as a debt discount. The relative fair value of the warrants and the debt discount as related to the October 2015 purchase agreement was determined to be $8.8 million.

On February 19, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “February 2016 Purchase Agreement”) with Redmile for an aggregate amount of up to $75.0 million.  The Company has agreed with Redmile that in full consideration of the purchase price for the notes issued under the February 2016 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purchase Agreement and the Company paid Redmile the interest accrued thereunder. As of March 31, 2016, Redmile beneficially owned approximately 10.6% of the Company’s outstanding shares of common stock.  As such the promissory notes are presented as due to related party on the consolidated balance sheets.

Pursuant to the February 2016 agreement, at closing, it sold, on a private placement basis (a) $50.0 million aggregate principal amount of unsecured promissory notes (“Initial Notes”) and (b) five year warrants to purchase up to 37 shares of Amicus common stock, par value $0.01 per share (“Common Stock”) for every $1,000 of the principal amount of Initial Notes purchased (“Initial Warrants”), for an aggregate of up to 1,850,000 shares of common stock issuable under the Initial Warrants. The payment terms contain two installments, the first $15.0 million in October 2017 and the balance $35.0 million in October 2021. The interest rate was is 3.875% and payable upon of maturity.

This transaction was accounted for as a debt modification in accordance with ASC 470-50. The fees paid to third parties in conjunction with this transaction were de minimus. The incremental fair value between the warrants that were cancelled and the February issued warrants of $3.5 million were recorded as additional unamortized debt discount on the balance sheet and added to the prior warrant balance within equity.  The debt discount will be amortized over the life of the Initial Notes using the effective interest rate method.  In order to arrive at the incremental fair value of the warrants issued in February, we utilized the Black-Scholes valuation model using the following six inputs: (1) the closing price of Amicus stock on the day of evaluation of $6.77; (2) the exercise price of the warrants of $7.95; (3) the remaining term of the warrants of 5 years; (4) the volatility of Amicus’ stock for the five year term of 84.94%; (5) the annual rate of dividends of 0%; and (6) the risk-free rate of return of 1.24%. The fair value of the warrants was $8.0 million.

As of March 31, 2016, the warrants were recorded at $12.3 million and the notes due to related party are recorded at $38.5, net of discount of $11.5 million. The debt discount amortization for the three months ended March 31, 2016 was $0.5 million.

Note 7.   Stockholders’ Equity

Common Stock and Warrants

As of March 31, 2016, the Company was authorized to issue 250 million shares of common stock. Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.

On February 26, 2016, the Company entered into the Sales Agreement with Cowen to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $100 million through Cowen (the “ATM Facility”).  Sales of the shares under the Sales Agreement were to be made in transactions that were deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker. In addition, with the Company’s prior written approval, Cowen may also sell shares of common stock by any other method permitted by law, including in negotiated transactions. Cowen will act as sales agent using its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Stock Market LLC. There is no arrangement for funds to be received in an escrow, trust or similar arrangement. Cowen will be entitled to compensation at a fixed commission rate up to 3.0% of the gross proceeds per share sold through it as sales agent under the sales agreement. In April 2016, the Company sold 2.1 million shares of common stock under the ATM sales agreement resulting in net proceeds of $16.2 million, which included Cowen’s commission of $0.5 million.

In October 2015, the Company entered into the October 2015 Purchase Agreement with Redmile, whereby the Company sold, on a private placement basis, (a) $50.0 million aggregate principal amount of its Notes and (b) Warrants for 1.3 million shares of common stock. On February 19, 2016, the Company entered into the February 2016 Purchase Agreement with Redmile for $50.0 million in unsecured promissory notes and five-year  warrants for 1.9 million shares of common stock. The Company has agreed with Redmile to cancel the $50 million note and warrants issued in October 2015 and pay only the accrued interest due of $0.8 million. If certain clinical and regulatory milestones are met the Company may issue up to an additional $25 million in unsecured promissory notes and a pro-rata amount of warrants. In accordance with ASC 470, the transactions qualifies as a modification of debt.

The warrants are valued at issuance date using the Black-Scholes valuation model using the following six inputs: (1) the closing price of the Company’s stock on the day of evaluation of $6.77; (2) the exercise price of the warrants of $7.95; (3) the remaining term of the warrants of 5 years; (4) the volatility of the Company’s stock for the five year term of 84.94%; (5) the annual rate of dividends of 0%; and (6) the risk-free rate of return of 1.24%.  The Black Scholes value of the warrants was $8.0 million with an incremental fair value of $3.5 million, resulting in a closing balance of the warrants of $12.3 million as of March 31, 2016.

Nonqualified Cash Plan

The Company’s Deferral Plan, (the “Deferral Plan”) provides certain key employees and members of the Board of Directors as selected by the Compensation Committee, with an opportunity to defer the receipt of such participant’s base salary, bonus and director’s fees, as applicable. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended.

Deferred compensation amounts under the Deferral Plan as of March 31, 2016 were approximately $1.0 million, as compared to $0.7 million on December 31, 2015 and are included in other long-term liabilities. Deferral Plan assets as of March 31, 2016 were $1.0 million and are classified as trading securities. The Deferred Plan assets are recorded at fair value with changes in the investments’ fair value recognized in the period they occur. During the three months ended March 31, 2016, income from the investments was $2 thousand and unrealized loss was $8 thousand.

Equity Incentive Plan

Stock Option Grants

The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months ended
	March 31,
	2016	2015
Expected stock price volatility	81.2%	77.1%
Risk free interest rate	1.8%	1.7%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00

A summary of the Company’s stock options for the three months ended March 31, 2016 is as follows:

	Number of Shares ( in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ( in millions)

Balance at December 31, 2015	11,729.2	$7.11
Options granted	2,570.5	$8.83
Options exercised	(47.0)	$3.92
Options forfeited	(150.4)	$8.65
Balance at March 31, 2016	14,102.3	$7.42	7.6 years	$31.3
Vested and unvested expected to vest March 31, 2016	13,074.9	$7.29	7.5 years	$30.3
Exercisable at March 31, 2016	6,273.6	$5.77	5.8 years	$19.9

As of March 31, 2016, the total unrecognized compensation cost related to non-vested stock options granted was $33.7 million and is expected to be recognized over a weighted average period of 3.2 years.

Restricted Stock Units

A summary of non-vested Restricted Stock Units (“RSU”) activity under the Plan for the three months ended March 31, 2016 is as follows:

		Weighted Average Grant	Weighted	Aggregate Intrinsic
	Number of Shares	Date Fair	Average	Value
	( in thousands)	Value	Remaining Years	( in millions)
Non-vested units as of December 31, 2015	478.5	$10.38
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Non-vested units as of March 31, 2016	478.5	$10.38	1.42	$0.7
Non-vested units expected to vest at March 31, 2016	478.5	$10.38	1.42	$0.7

For the three months ended March 31, 2016, none of the RSUs vested and all non-vested units are expected to vest over their normal term.

As of March 31, 2016, there was $3.5 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of 1.42 year.

Compensation Expense Related to Equity Awards

The following table summarizes information related to compensation expense recognized in the statements of operations related to the equity awards (in thousands):

	Three Months
	Ended March 31,
	2016	2015
Equity compensation expense recognized in:
Research and development expense	$1,936	$947
General and administrative expense	2,347	1,013
Total equity compensation expense	$4,283	$1,960

Note 8.  Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities are measured at fair value and classified within the fair value hierarchy, which is defined as follows:

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

Cash, Money Market Funds and Marketable Securities

The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date.  The Company considers its investments in marketable securities as available-for-sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2016.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2016.

Note Payable to Related Party

In connection with the notes payable to Redmile, as disclosed in “—Note 6. Debt Instruments and Related Party Transactions”, and Warrants as disclosed in “— Note 7. Stockholders’ Equity,” the Company recorded the notes as a liability of $38.5 million on an amortized cost basis.

The Company evaluated the warrants issued in relation to the February 2016 Purchase Agreement against current accounting guidance and determined that the related warrants should be accounted as a component of equity. As such, these warrants which are considered Level 3 instruments, were valued at the issuance date using the Black-Scholes valuation model using the following six inputs: (1) the closing price of the Company’s stock on the day of evaluation at $6.77; (2) the exercise price of the warrants at $7.95; (3) the remaining term of the warrants at 5 years; (4) the volatility of the Company’s stock for the five year term at 84.94%; (5) the annual rate of dividends at 0%; and (6) the risk-free rate of return at 1.24%. The Black-Scholes value of the warrants was $12.3 million.

As of March 31, 2016, the warrants are recorded at $12.3 million and the notes due to related party are recorded at $38.5 million, net of discount of $11.5 million.

Contingent Consideration Payable

The contingent consideration payable resulted from the acquisitions of Scioderm and Callidus, as discussed in “—Note 4. Acquisitions.” Our most recent valuation was determined using a probability weighted discounted cash flow valuation approach. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied. The valuation is performed quarterly. Gains and losses are included in the statement of operations.

The contingent consideration payable has been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market.  If different assumptions were used for the various inputs to the valuation approach the estimated fair value could be significantly higher or lower than the fair value the Company determined. The Company may be required to record losses in future periods.

The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Scioderm:

Contingent Consideration Liability	Fair value as of March 31, 2016	Valuation Technique	Unobservable Input	Range
			Discount rate	0.5%-1.0%

Clinical and regulatory milestones	$238.1 million	Probability weighted discounted cash flow	Probability of achievement of milestones	66.5% -70%

			Projected year of payments	2016-2019

			Revenue volatility	58%

Revenue-based milestones	$21.8 million	Monte Carlo	Discount rate	0.8%-1.9%

			Projected year of payments	2018-2028

The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus:

Contingent Consideration Liability	Fair value as of March 31, 2016	Valuation Technique	Unobservable Input	Range
			Discount rate	10.5%

Clinical and regulatory milestones	$17.3 million	Probability weighted discounted cash flow	Probability of achievement of milestones	2.5%-100%

			Projected year of payments	2016-2026

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts related to clinical and regulatory based milestones are discounted back to the current period using a discounted cash flow model. Revenue-based payments are valued using a monte-carlo valuation model, which simulates future revenues during the earn-out-period using management’s best estimates. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs together, or in isolation, may result in a significantly lower or higher fair value measurement. There is no assurance that any of the conditions for the milestone payments will be met.

The following table shows the change in the balance of contingent consideration payable for the three months ended March 31, 2016 and 2015, respectively:

	Three months ended March 31,
	2016	2015

Balance, beginning of the period	$274,077	$10,700
Change in fair value change during the period, included in Statement of Operations	3,152	1,000

Balance, end of the period	$277,229	$11,700

Deferred Compensation Plan- Investment and Liability

As disclosed in “—Note 7. Stockholders’ Equity”, the Deferral Plan provides certain key employees and members of the Board of Directors with an opportunity to defer the receipt of such participant’s base salary, bonus and director’s fees, as applicable. Deferral Plan assets as of March 31, 2016 were $1.0 million, are classified as trading securities and recorded at fair value with changes in the investments’ fair value recognized in the period they occur. The asset investments consist of market exchanged mutual funds. During the three months ended March 31, 2016, the unrealized loss was $8 thousand.  The Company considers its investments in marketable securities, as available-for-sale and classifies these assets and related liability within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities.

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of March 31, 2016, are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/ money market funds	$23,510	$—	$23,510
Corporate debt securities	—	92,725	92,725
Commercial paper	—	49,194	49,194
Certificate of deposit	—	422	422
Market exchanged mutual funds	—	1,035	1,035
	$23,510	$143,376	$166,886

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	—	277,229	277,229
Deferred compensation plan liability	1,043	—	1,043
	$1,043	$277,229	$278,272

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2015, are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/ money market funds	$69,485	$—	$69,485
Corporate debt securities	—	118,474	118,474
Commercial paper	—	25,724	25,724
Certificate of deposit	—	350	350
Market exchanged mutual funds		658	658
	$69,485	$145,206	$214,691

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	—	274,077	274,077
Deferred compensation plan liability	667	—	667
	$667	$274,077	$274,744

Note 9.  Restructuring Charges

In December 2013, the Company initiated and completed a facilities consolidation effort, closing one of its leased locations in San Diego, CA. The Company recorded a charge of $0.7 million related to the net present value of the net future minimum lease payments at the cease-use date.

The following table summarizes the restructuring charges and utilization for the three months ended March 31, 2016 (in thousands):

	Balance as of December 31, 2015	Charges	Cash Payments	Fair Value Adjustments	Balance as of March 31, 2016
Facilities consolidation	$118	$—	$(88)	$50	$80

Note 10.  Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2016	2015
Historical
Numerator:

Net loss attributable to common stockholders	$(43,691)	$(24,288)

Denominator:
Weighted average common shares outstanding – basic and diluted	$125,178,517	$95,743,416

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

	As of March 31,
	2016	2015
Options to purchase common stock	14,102	10,603
Outstanding warrants, convertible to common stock	1,850	1,600
Unvested restricted stock units	479	955
Total number of potentially issuable shares	16,431	13,158

Note 11. Commitments and Contingencies

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

We believe that we have meritorious defenses and intend to defend the lawsuits vigorously. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of these lawsuits and we may not prevail.

On or about November 2, 2015, a derivative lawsuit was filed by an Amicus shareholder purportedly on Amicus’ behalf in the Superior Court of New Jersey, Middlesex County, Chancery Division, against the individuals who serve on the Amicus Board of Directors. Amicus itself was named as a nominal defendant.  The  derivative lawsuit alleged claims for breach of state law fiduciary duties, waste of corporate assets, and unjust enrichment based on allegedly false and misleading statements made by Amicus related to the regulatory approval path for migalastat HCl.  On February 19, 2016, the complaint was dismissed by the Court and plaintiffs have not refiled.

On or about March 3, 2016, a derivative lawsuit was filed by an Amicus shareholder purportedly on Amicus’ behalf in the Superior Court of New Jersey, Middlesex County, Chancery Division, against various officers and directors of the Company.  Amicus itself is named as a nominal defendant.  The derivative lawsuit alleges similar facts and circumstances as the three purported securities class action lawsuits described above and further alleges claims for breach of state law fiduciary duties, waste of corporate assets, unjust enrichment, abuse of control, and gross mismanagement based on allegedly false and misleading statements made by Amicus related to the regulatory approval path for migalastat HCl. The plaintiff seeks, among other things, to require the Amicus Board to take certain actions to reform its corporate governance procedures, including greater shareholder input and a provision to permit shareholders to nominate candidates for election to the Board, along with restitution, costs of suit and attorney’s fees.

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

Note 12.  Subsequent Events

As previously reported, on August 30, 2015, we entered into an Agreement and Plan of Merger with Scioderm, which was subsequently amended and modified (the “Merger Agreement”).  A payment in the amount of $5 million was made because the first milestone under the Merger Agreement was achieved. The company will evaluate the accounting impact, if any, on the contingent consideration payable in the second quarter of 2016. See “— Note 4. Acquisitions” for further information regarding any potential future payments related to the Scioderm merger.

In April 2016, the Company sold 2.1 million shares of common stock under the ATM sales agreement resulting in net proceeds of $16.2 million, which included Cowen’s commission of $0.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global, late-stage, patient-focused biotechnology company engaged in the discovery and development of a diverse set of novel treatments for patients living with devastating rare and orphan diseases. Our lead product candidate, migalastat HCl is a small molecule that can be used as a monotherapy and in combination with enzyme replacement of therapy (“ERT”) for Fabry disease.  SD-101, a product candidate in late-stage development, is a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis (“EB”). We are also leveraging our Chaperon-Advanced Replacement Therapy (“CHART™”) platform technologies to develop next-generation ERT products for Fabry disease, Pompe disease and other lysosomal storage disorders (“LSDs”). We believe that our platform technologies and our advanced product pipeline uniquely position us at the forefront of advanced therapies to treat a range of devastating rare and orphan diseases.

Program Status

We have completed two global Phase 3 registration studies of our lead product candidate, migalastat HCl, an orally administered small molecule pharmacological chaperone for the treatment of Fabry disease, an LSD. On April 1, 2016, the European Committee for Medicinal Products for Human Use (“CHMP”) adopted a positive opinion to approve the oral small molecule pharmacological chaperone migalastat as a first line therapy for Fabry disease in all patients who have an amenable genetic mutation. The label approved by the CHMP includes 269 Fabry-causing mutations which represent up to half of all patients with Fabry disease. A final decision from the European Commission (“EC”) is expected in the second quarter of 2016, after which we will begin the country-by-country reimbursement processes. In the U.S., we plan to meet with the U.S. Food and Drug Administration (“FDA”) in mid-2016 to discuss certain additional data regarding migalastat HCl and a potential pathway to submit a New Drug Application (“NDA”) for migalastat HCl in the U.S.

We are also in Phase 3 clinical development of a novel topical cream, SD-101, for the treatment of the genetic connective tissue disorder EB, for which no other pharmacological therapies are currently approved. We have also initiated a clinical study in patients with Pompe disease, another LSD to investigate our novel treatment paradigm that consists of ATB200, a uniquely engineered recombinant human acid alpha-glucosidase (“rhGAA”) enzyme with an optimized carbohydrate structure to enhance uptake, co-administered with a pharmacological chaperone, AT2221, to improve activity and stability. Leveraging our biologics capabilities and platform technologies, we have the potential to develop additional novel ERTs for Fabry disease and other LSDs. We believe that our platform technologies and our advanced product pipeline uniquely position us at the forefront of developing therapies to potentially address significant unmet needs for devastating rare and orphan diseases.

Migalastat for Fabry Disease

Overview

Our most advanced product candidate, migalastat, is an investigational, small molecule pharmacological chaperone for the treatment of Fabry disease. As an orally administered monotherapy, migalastat is designed to bind to and stabilize an endogenous alpha-galactosidase A (“alpha-Gal A”) enzyme in those patients with genetic mutations identified as amenable in a GLP cell-based amenability assay. In preclinical and clinical studies, we are also evaluating the use of migalastat in combination with a novel Fabry ERT for patients who have non-amenable genetic mutations

Migalastat for Fabry Disease as a Monotherapy: Program Overview and Regulatory Status

Patients with the fatal, x-linked Fabry disease have an inherited deficiency of the alpha-Gal A enzyme that would normally degrade the lipid substrate globotriaosylceramide  in the lysosome. As with all LSDs, genetic mutations that cause changes in the amino acid sequence of alpha-Gal A result in an unstable enzyme that does not efficiently fold into its correct three-dimensional shape and cannot be trafficked properly in the cell, even if it has the potential for biological activity. Migalastat is an oral small molecule pharmacological chaperone that is designed to bind to and stabilize a patient’s own endogenous target protein. This is considered a personalized medicine approach because a patient’s response will be based upon their amenable mutations.

We have completed two Phase 3 global registration studies (Study 011 and Study 012) of migalastat monotherapy. We have reported Phase 3 data in both treatment-naïve patients (“Study 011 “) and ERT-switch patients (“Study 012 “). Results from these studies have shown that treatment with migalastat results in reductions in disease substrate, stability of kidney function, reductions in cardiac mass, and improvement in gastrointestinal symptoms in patients with amenable mutations in a validated GLP amenability assay.

On April 1, 2016, the CHMP adopted a positive opinion to approve the oral small molecule pharmacological chaperone migalastat as a first line therapy for Fabry disease in all patients who have an amenable genetic mutation. The label approved by the CHMP includes 269 Fabry-causing mutations which represent up to half of all patients with Fabry disease. A final decision from the EC is expected in the second quarter of 2016, after which we will begin the country-by-country reimbursement processes.

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

SD-101 for EB

We are also in Phase 3 development of a novel, late-stage, proprietary topical cream, SD-101, a potentially first-to-market therapy for the treatment of skin blistering and lesions associated with all major types of EB.  ESSENCE, a Phase 3 registration-directed study, was initiated in March of 2015. ESSENCE is a randomized, double-blind, placebo-controlled study being conducted at multiple sites worldwide that is designed to evaluate the safety and efficacy of SD-101 6% in up to 150 patients with the three major types of EB, who are at least one-month old. Participants are being randomized 1:1 to two treatment groups receiving either SD-101 6% or placebo applied over their entire body once daily for three months.

The primary efficacy endpoint will be evaluation of closure of a selected target wound. In addition, time to target wound closure, changes in full-body wound, lesion coverage, and patient/caregiver reported itching and pain will be assessed. Investigators will also assess safety. An open-label extension trial, SD-006, which will evaluate long-term safety, will be offered to patients completing ESSENCE.

SD-101 for EB: Regulatory Pathway

SD-101 was one of the first therapies to receive Breakthrough Therapy designation by the FDA in 2013, following the completion of the Phase 2a initial human proof-of-concept study. The FDA and EMA each have also reviewed the Phase 2b study results and are aligned on the design of the current Phase 3 study and the global regulatory pathway forward for SD-101 based on a single Phase 3 registration-directed study. The FDA agreed to a rolling NDA in the U.S., which was initiated in the fourth quarter of 2015. Following the Phase 2b study, our Paediatric Committee  of the EMA has issued a positive opinion on our Paediatric Investigation Plan (“PIP”) for SD-101. A PIP is part of the EMA approval process and must be accepted prior to a submission of an MAA in the EU. Results from the Phase 3 study are anticipated in the second half of 2016 to support marketing applications for SD-101 in the U.S., EU, and other regions.

Novel ERT for Pompe Disease

We are leveraging our biologics capabilities and CHART platform to develop a next-generation Pompe ERT. This ERT consists of a uniquely engineered rhGAA enzyme (designated “ATB200”) with an optimized carbohydrate structure to enhance uptake, administered in combination with a pharmacological chaperone to improve activity and stability. We acquired ATB200 as well as our enzyme targeting technology through our purchase of Callidus Biopharma, Inc. (“Callidus”).

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

•                  Primary treatment period will be 18 weeks, with all patients eligible to enroll in an open-label extension study; and

•                  Interim data from this study are anticipated in 2016.

Acquisitions

Scioderm, Inc.

In September 2015, we acquired Scioderm, Inc., (“Scioderm”), which strengthens our pipeline significantly with the addition of a novel, late-stage, proprietary topical cream and potential first-to-market therapy for EB (SD-101). This investigational product was granted FDA breakthrough therapy designation in 2013, based on results from Phase 2 studies for the treatment of lesions in patients suffering with EB. SD-101 is currently being investigated in a Phase 3 study to support global regulatory submissions and was the first-ever treatment in EB clinical studies to show improvements in wound closure across all major EB subtypes.

We acquired Scioderm in a cash and stock transaction. At closing, the Company paid Scioderm shareholders, option holders and warrant holders approximately $223.9 million, of which approximately $141.1 million was paid in cash and approximately $82.8 million was paid through the issuance of 5.9 million newly issued Amicus shares. We agreed to pay up to an additional $361 million to Scioderm shareholders, option holders and warrant holders upon achievement of certain clinical and regulatory milestones and $257 million upon achievement of certain sales milestones. If SD-101 is approved, EB qualifies as a rare pediatric disease and we will request a Priority Review Voucher. If the Priority Review Voucher is obtained and subsequently sold, we will pay Scioderm shareholders, option holders and warrant holders the lesser of $100 million in the aggregate or 50% of the proceeds of such sale.

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

There were no significant changes during the quarter ended March 31, 2016 to the items that we disclosed as our significant accounting policies and estimates described in Note 2 to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands):

	Three Months ended March 31,
Projects	2016	2015
Third party direct project expenses

Monotherapy Studies
Migalastat (Fabry Disease — Phase 3)	$3,947	$4,613
SD-101 (EB-Epidermolysis Bullosa— Phase 3)	1,615	—
Combination Studies
ATB200 + AT2221 (Pompe Disease — Phase 2)	5,790	3,590
Fabry CHART (Fabry Disease — Preclinical)	154	103
Neurodegenerative Diseases (Preclinical)	—	1
Total third party direct project expenses	$11,506	$8,307
Other project costs (1)
Personnel costs	$8,418	$5,570
Other costs (2)	3,501	2,236
Total other project costs	$11,919	$7,806
Total research and development costs	$23,425	$16,113

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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months
	Ended March 31,
	2016	2015
Expected stock price volatility	81.2%	77.1%
Risk free interest rate	1.8%	1.7%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00

Restricted Stock Units

In 2014 and 2015, the Compensation Committee made awards of restricted stock units (“RSUs”) to certain employees of the Company. There have not been any RSUs awarded in 2016. The RSUs are generally subject to graded vesting and are contingent on an employee’s continued service on such date.  RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

Warrants

In October 2015, the we entered into a Note and Warrant Purchase Agreement (the “October 2015 Purchase Agreement”) with Redmile Capital Fund, LP and certain of its affiliates (“Redmile”), whereby the Company sold, on a private placement basis, (a) $50.0 million aggregate principal amount of unsecured promissory notes and (b) 1,349,998 warrants that have a term of five years.  The notes and warrants were immediately separable and issued separately.  We received the proceeds related to the arrangement of $50.0 million cash on September 28, 2015.  The fair value of the warrants were initially measured at $8.8 million using the Black-Scholes valuation model.

On February 19, 2016, we entered into another Note and Warrant Purchase Agreement (the “February 2016 Purchase Agreement”) with Redmile Group, LLC and certain funds and accounts managed or advised by it, whereby we sold, on a private placement basis, (a) $50,000,000 aggregate principal amount of unsecured promissory notes and (b) five-year  warrants to purchase up to 37 shares of our common stock for every $1,000 of the principal amount of notes purchased by each purchaser, for an aggregate of up to 1,850,000 shares of common stock issuable under the warrants.  We agreed with Redmile that in full consideration of the purchase price for the notes issued under the October 2015 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purahase Agreement and we will pay Redmile any unpaid interest accrued thereunder.

Nonqualified Cash Deferral Plan

In July 2014, our Board of Directors approved the Cash Deferral Plan (the “Deferral Plan”), which provides certain key employees and other service providers as selected by the Compensation Committee, with an opportunity to defer the receipt of such participant’s base salary, bonus and director’s fees, as applicable. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Research and Development Expense.  Research and development expense was $23.4 million during the three months ended March 31, 2016, representing an increase of $7.3 million or 45.3% from $16.1 million for the three months ended March 31, 2015. The increase in research and development costs was primarily due to increases in contract manufacturing and clinical research costs. Contract manufacturing increased by $2.4 million and clinical research by $1.0 million due to scale up of Pompe ERT manufacturing and the continual progress of our programs through the clinical development process. Other increases were in personnel costs of $2.8 million and external program support of $1.1 million.

General and Administrative Expense.  General and administrative expense was $15.7 million for the three months ended March 31, 2016, representing an increase of $9.3 million or 145.3% from $6.4 million for the three months ended March 31, 2015. The increase was due to personnel costs of $4.9 million and consulting fees of $2.4 million. Also included within the overall increase was $4.2 million related to pre-commercial organization costs.

Changes in Fair Value of Contingent Consideration Payable. For the three months ended March 31, 2016, we recorded expense of $3.2 million representing an increase of $2.2 million from the $1.0 million of expense for the three months ended March 31, 2015.  The change in the fair value resulted primarily from an increase in the Scioderm contingent consideration of $2.2 million. The fair value is impacted by updates to the estimated probability of achievement, assumed timing of milestones and adjustments to the discount periods and rates.

Restructuring Charges. Restructuring charges arose from the corporate restructuring implemented in the fourth quarter of 2013. This measure was intended to reduce costs and to align our resources with our key strategic priorities. The increase to the restructuring expense was $50 thousand for three months ended March 31, 2016 as compared to $10 thousand for the three months ended March 31, 2015, and was due to the change in fair value of the future minimum lease payments.

Depreciation expense.  Depreciation expense was $0.7 million for the three months ended March 31, 2016, representing an increase of $0.2 million as compared to $0.5 million for the three months ended March 31, 2015. Depreciation was higher due to increased asset acquisitions, resulting in a higher depreciation base in 2016.

Interest Income. Interest income was $0.3 million for the three months ended March 31, 2016, representing an increase of $0.1 million from $0.2 million for the three months ended March 31, 2015.  The increase in interest income was due to the overall higher average cash and investment balances as a result of our financing transactions.

Interest Expense.  Interest expense was approximately $0.9 million for three months ended March 31, 2016, representing an increase of $0.5 million from $0.4 million for the three months ended March 31, 2015. Interest expense was higher due to the $50 million notes payable secured in October 2015 and the related revised agreement in February 2016, partially offset by the early retirement of the $15 million secured loan in June 2015.

Other Income/Expense.  Other expenses for the three months ended March 31, 2016 was $52 thousand, as compared to other expenses of $29 thousand for the three months ended March 31, 2015. The changes were from fair value changes to success fee payable related to the $15 million loan which was paid in full during the second quarter of 2015, fair value changes to deferred compensation assets and gain/losses on foreign exchange transactions.

Liquidity and Capital Resources

Source of Liquidity

On February 26, 2016, we entered into the Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowan”) to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $100 million through Cowen (the “ATM Facility”).  Sales of the ATM Facility shares under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Global Market, on any other existing trading market for the common stock or through a market maker. In addition, with our prior written approval, Cowen may also sell shares of common stock by any other method permitted by law, including in negotiated transactions. Cowen will act as sales agent using its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Stock Market LLC. There is no arrangement for funds to be received in an escrow, trust or similar arrangement. Cowen will be entitled to compensation at a fixed commission rate up to 3.0% of the gross proceeds per share sold through it as sales agent under the Sales Agreement. In April 2016, we sold 2.1 million shares of common stock under the ATM Sales Agreement resulting in net proceeds of $16.2 million, which included Cowen’s commission of $0.5 million.

In October 2015, we entered into the October 2015 Purchase Agreement with Redmile, who owned approximately 6.7% of our common stock as of December 31, 2015, whereby we sold, on a private placement basis, (a) $50.0 million aggregate principal amount of unsecured promissory notes  and (b) 1,349,998 warrants that have a term of five years. We received the proceeds related to the arrangement of $50.0 million cash on September 28, 2015. The payment terms under the purchase agreement contained two installments, the first $15.0 million in October 2017 and the balance $35.0 million in October 2020. Interest was payable at 4.1% on a monthly basis over the term of the loan. On February 19, 2016, we entered into the February 2016 Purchase Agreement with Redmile , whereby we sold, on a private placement basis, (a) $75.0 million aggregate principal amount of unsecured promissory notes of which $50.0 million becomes available immediately and the balance $25.0 million becomes available subject to certain conditions and (b) 1.9 million warrants that have a term of five-years. The payment terms under the February 2016 Purchase Agreement contains two installments, the first $15.0 million is due in October 2017 and the balance $35.0 million is due in October 2021. For each tranche, interest will accrue at 3.875% but will go unpaid until final maturity.  We agreed with Redmile that in full consideration of the purchase price for the notes issued under the October 2015 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purchase Agreement and we paid Redmile the interest accrued thereunder.

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

As of March 31, 2016, we had cash and cash equivalents and marketable securities of $165.9 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operating Activities

Net cash used in operations for the three months ended March 31, 2016 was $44.9 million, due primarily to the net loss for the three months ended March 31, 2016 of $43.7 million and the change in operating assets and liabilities of $9.9 million. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $9.7 million and increase in deferred investment balances of $0.4 million.

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

Net Cash (Used in)/ Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $0.4 million and reflects $50.7 million for the purchase of marketable securities, $2.9 million for the acquisition of property and equipment, partially offset by $53.2 million for the sale and redemption of marketable securities.

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

Net Cash (Used in)/ Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 was $0.5 million, which reflects $0.7 million from vesting of RSUs, partially offset by $0.2 million received from exercise of stock options.

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

Funding Requirements

We expect to incur losses from operations for the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials.  Our future capital requirements will depend on a number of factors, including:

•                  the progress and results of our clinical trials of our drug candidates, including migalastat HCl ;

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

Financial Uncertainties Related to Potential Future Payments

Milestone Payments / Royalties

We acquired exclusive worldwide patent rights to develop and commercialize migalastat and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with Mt. Sinai School of Medicine (“MSSM”). This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2019, subject to any patent term extension that may be granted, or 2024 we develop a product for combination therapy (pharmacological chaperone plus ERT) and a patent issues from the pending application covering combination therapy, subject to any patent term extension that may be granted. Under this agreement, to date we have paid no upfront or annual license fees and has no milestone or future payments other than royalties on net sales.

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

In November 2013, we entered into the Revised Agreement with GSK, pursuant to which we have obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the Expanded Agreement entered into between us and GSK in July 2012. Under the terms of the Revised Agreement, there was no upfront payment from us to GSK. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. In addition, because we reacquired worldwide rights to migalastat, we are no longer eligible to receive any milestones or royalties we would have been eligible to receive under the Original Collaboration Agreement.  We will owe royalties to Mt. Sinai School of Medicine in addition to those owed to GSK.

As part of the merger agreement with Scioderm, we have agreed to pay up to an additional $361 million to Scioderm shareholders, option holders, and warrant holders upon achievement of certain clinical and regulatory milestones, and $257 million to Scioderm shareholders, option holders, and warrant holders upon achievement of certain sales milestones. If SD-101 is approved, EB qualifies as a rare pediatric disease and we will request a Priority Review Voucher. If the Priority Review Voucher is obtained and subsequently sold, we will pay Scioderm shareholders, option holders and warrant holders the lesser of $100 million in the aggregate or 50% of the proceeds of such sale.

As part of the acquisition of Callidus, we will be obligated to make additional payments to the former stockholders of Callidus upon the achievement by the Company of certain clinical milestones of up to $35 million and regulatory approval milestones of up to $105 million as set forth in the merger agreement, provided that the aggregate consideration shall not exceed $130 million. We may, at our election, satisfy certain milestone payments identified in the merger agreement aggregating $40 million in shares of our common stock (calculated based on a price per share equal to the average of the last closing bid price per share for the common stock on The NASDAQ Global Select Market for the ten trading days immediately preceding the date of payment).  The milestone payments not permitted to be satisfied in common stock (as well as any payments that the  we are permitted to, but choose not to, satisfy in common stock), as a result of the terms of the merger agreement, the rules of The NASDAQ Global Select Market, or otherwise, will be paid in cash.

To date, we have not made any royalty payments on sales of our products.

Recent Accounting Pronouncements

Please refer to “—Note 2. Summary of Significant Accounting Policies,” in our Notes to Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. At March 31, 2016, we held $165.9 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income. At March 31, 2016, our cash, cash equivalents and available for sale securities were all due on demand or within one year. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

We have operated primarily in the U.S. with international operations increasing since the last quarter of 2015.  We do conduct some clinical activities with vendors outside the U.S. While most expenses are paid in U.S. dollars, there are minimal payments made in local foreign currency. If exchange rates undergo a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

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

We believe that we have meritorious defenses and intend to defend the lawsuits vigorously. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of these lawsuits and we may not prevail.

On or about November 2, 2015, a derivative lawsuit was filed by an Amicus shareholder purportedly on Amicus’ behalf in the Superior Court of New Jersey, Middlesex County, Chancery Division, against the individuals who serve on the Amicus Board of Directors. Amicus itself was named as a nominal defendant.  The  derivative lawsuit alleged claims for breach of state law fiduciary duties, waste of corporate assets, and unjust enrichment based on allegedly false and misleading statements made by Amicus related to the regulatory approval path for migalastat HCl.  On February 19, 2016, the complaint was dismissed by the Court and plaintiffs have not refiled.

On or about March 3, 2016, a derivative lawsuit was filed by an Amicus shareholder purportedly on Amicus’ behalf in the Superior Court of New Jersey, Middlesex County, Chancery Division, against various officers and directors of the Company.  Amicus itself is named as a nominal defendant.  The derivative lawsuit alleges similar facts and circumstances as the three purported securities class action lawsuits described above and further alleges claims for breach of state law fiduciary duties, waste of corporate assets, unjust enrichment, abuse of control, and gross mismanagement based on allegedly false and misleading statements made by Amicus related to the regulatory approval path for migalastat HCl. The plaintiff seeks, among other things, to require the Amicus Board to take certain actions to reform its corporate governance procedures, including greater shareholder input and a provision to permit shareholders to nominate candidates for election to the Board, along with restitution, costs of suit and attorney’s fees.

These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors.  The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of these lawsuits and we may not prevail.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2016:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2016 to February 29, 2016	87,361	$8.73	—	152,639

There were no purchases of our common stock during the period March 1, 2016 to March 31, 2016.

Pursuant to a restricted stock award dated April 10, 2014 between Amicus and certain employee recipients, certain employees were granted RSU. Some of the RSUs that vested in 2015 were released in the three months ended March 31, 2016. The remainder of the RSUs will vest in July 2016, subject generally to the employee’s continued employment with the Company. In order to comply with the minimum statutory federal tax withholding rate of 25%, 2.22% for Medicare plus 6.2% for Social Security where applicable, and state tax withholding of 9.9%, the employee surrendered to us a portion of the vested shares on the vesting date, representing between 36.40-42.60% of the total value of the shares then vested.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended.

3.3 (3)	Amended and Restated By-laws

10.1 (4)	Sales Agreement, dated February 26, 2016, by and between Amicus Therapeutics, Inc. and Cowen and Company, LLC

10.2 (5)	Retention Bonus Letter, dated March 10, 2016, by and between Amicus Therapeutics, Inc. and Jay Barth, M.D.

10.3 (6)	Note and Warrant Purchase Agreement by and among Amicus Therapeutics, Inc. and the purchasers identified on the signature pages thereto, dated February 19, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from this Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 5, 2015.

(2)	Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 5, 2015.

(3)	Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1.

(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2016.

(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2016.

(6)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2016.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date: May 3, 2016	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2016	By:	/s/ William D. Baird III
William D. Baird III
Chief Financial Officer
(Principal Financial Officer)

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from this Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.