Form 10-Q
period 2016-09-30
AMICUS THERAPEUTICS INC
filed 2016-11-07
CIK 1178879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of October 28, 2016 was 142,326,195 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended September 30, 2016

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

•                                     our ability to successfully integrate our recent acquisitions of Scioderm, Inc. (“Scioderm”) and MiaMed, Inc. (“MiaMed”) and their products and technologies into our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected; and

•                                     our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.

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

PART I.                               FINANCIAL INFORMATION

Item 1.                                      Financial Statements (unaudited)

Amicus Therapeutics, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$33,115	$69,485
Investments in marketable securities	179,284	144,548
Accounts receivable	864	—
Inventories	3,251	—
Prepaid expenses and other current assets	5,198	2,568
Total current assets	221,712	216,601
Property and equipment, less accumulated depreciation of $15,181 and $13,353 at September 30, 2016 and December 31, 2015, respectively	10,183	6,178
In-process research & development	486,700	486,700
Goodwill	197,797	197,797
Other non-current assets	1,788	1,108
Total Assets	$918,180	$908,384

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$29,013	$32,216
Contingent consideration payable, current portion	55,992	41,400
Other current liabilities	607	—
Total current liabilities	85,612	73,616

Deferred reimbursements	35,756	35,756
Due to related party	44,047	41,601
Unsecured notes payable	21,977	—
Contingent consideration payable, less current portion	216,198	232,677
Deferred tax liability	176,219	176,219
Other non-current liabilities	1,816	681

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 250,000,000 authorized, 142,273,085 shares issued and outstanding at September 30, 2016, 250,000,000 shares authorized, 125,027,034 shares issued and outstanding at December 31, 2015	1,478	1,306
Additional paid-in capital	1,038,613	917,454
Accumulated other comprehensive loss:
Foreign currency translation adjustment, less tax benefit of $706 at September 30, 2016	1,062	—
Unrealized gain/ (loss) on available-for securities	287	(115)
Warrants	16,076	8,755
Accumulated deficit	(720,961)	(579,566)
Total stockholders’ equity	336,555	347,834
Total Liabilities and Stockholders’ Equity	$918,180	$908,384

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

Net product sales	$2,127	$—	$2,127	$—
Cost of goods sold	344	—	344	—
Gross profit	1,783	—	1,783	—
Operating Expenses:
Research and development	32,457	20,971	74,163	54,318
Selling, general and administrative	17,469	15,372	52,470	30,077
Changes in fair value of contingent consideration payable	(4,110)	1,300	9,228	2,400
Restructuring charges	11	7	69	44
Loss on extinguishment of debt	—	—	—	952
Depreciation	896	395	2,336	1,256
Total operating expenses	46,723	38,045	138,266	89,047
Loss from operations	(44,940)	(38,045)	(136,483)	(89,047)
Other income (expenses):
Interest income	460	316	1,098	645
Interest expense	(1,517)	(17)	(3,517)	(727)
Other expense	(910)	(54)	(3,199)	(93)
Loss before income tax benefit	(46,907)	(37,800)	(142,101)	(89,222)
Income tax benefit	253	—	706	—
Net loss	(46,654)	(37,800)	(141,395)	(89,222)

Net loss per common share — basic and diluted	$(0.33)	$(0.32)	$(1.07)	$(0.85)
Weighted-average common shares outstanding — basic and diluted	140,656,109	118,724,882	131,675,690	104,885,956

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net loss
	$(46,654)	$(37,800)	$(141,395)	$(89,222)
Other comprehensive gain /(loss)
Foreign currency translation adjustment, net of tax $253 and $706, respectively	220	—	1,062	—
Unrealized gain/(loss) on available- for-sale securities	86	(91)	402	(10)
Other comprehensive gain /(loss)	$306	$(91)	$1,464	$(10)
Comprehensive loss	$(46,348)	$(37,891)	$(139,931)	$(89,232)

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months
	Ended September 30,
	2016	2015
Operating activities
Net loss	$(141,395)	$(89,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,744	136
Depreciation	2,336	1,256
Stock-based compensation	13,087	6,929
Charges to research expense for stock issued in asset acquisition	4,607	—
Restructuring charges	69	44
Loss on extinguishment of debt	—	952
Loss on disposal of asset	17	—
Non-cash changes in the fair value of derivative liability	324	—
Non-cash changes in the fair value of contingent consideration payable	9,228	2,400
Foreign currency remeasurement loss	2,207	—
Non-cash income tax benefit	(706)	—
Changes in operating assets and liabilities:
Accounts receivable	(863)	—
Inventories	(3,505)	—
Prepaid expenses and other current assets	(2,803)	(668)
Other non-current assets	(660)	(540)
Accounts payable and accrued expenses	(2,920)	14,118
Non-current liabilities	684	(33)
Net cash used in operating activities	(118,549)	(64,628)
Investing activities
Sale and redemption of marketable securities	165,495	133,418
Purchases of marketable securities	(199,829)	(220,861)
Purchases of property and equipment	(5,520)	(2,246)
Acquisitions, net cash of acquired	—	(141,060)
Net cash used in investing activities	(39,854)	(230,749)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	97,068	243,042
Proceeds from unsecured note agreement	30,000	—
Payments of secured loan agreement	—	(15,291)
Proceeds from related party	—	50,000
Payment of capital lease	(118)	—
Payment of contingent consideration	(5,000)	—
Proceeds from exercise of stock options	1,456	10,673
Purchase of vested restricted stock units	(1,010)	(1,682)
Proceeds from exercise of warrants	—	4,000
Net cash provided by financing activities	122,396	290,742
Effect of exchange rate changes on cash and cash equivalents	(363)	—
Net decrease in cash and cash equivalents	(36,370)	(4,635)
Cash and cash equivalents at beginning of period	69,485	24,074
Cash and cash equivalents at end of period	$33,115	$19,439
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$284	$605
Contingent consideration resolution in shares	$6,115	$—
Capital expenditures funded by capital lease borrowings	$850	$—

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1.         Description of Business

Corporate Information, Status of Operations, and Management Plans

Amicus Therapeutics, Inc. (the “Company,” “we,” “us,” or “our”) is a global patient-focused biotechnology company engaged in the discovery, development, and commercialization of a diverse set of novel treatments for patients living with devastating rare and orphan diseases. The lead product, migalastat HCl is a small molecule that can be used as a monotherapy and in combination with enzyme replacement of therapy (“ERT”) for Fabry disease.

The Company’s Fabry franchise strategy is to develop migalastat HCl (which the Company may refer to as “migalastat”) for all patients with Fabry disease - as a monotherapy for patients with amenable mutations and in combination with ERT for all other patients. In May 2016, the Company announced that the European Commission (“EC”) had granted full approval for the oral small molecule pharmacological chaperone Galafold™ (migalastat) as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease (alpha-galactosidase A deficiency) and who have an amenable mutation. The approved label includes 269 Fabry-causing mutations, which represent up to half of all patients with Fabry disease. The Company commenced commercial shipments of Galafold in the EU in the second quarter of 2016 and recognized net product sales of $2.1 million in the third quarter of 2016.

Also in the pipeline, SD-101 is, a product candidate in late-stage development, as a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis Bullosa (“EB”). The Company is also leveraging its biologics and Chaperone-Advanced Replacement Therapy (“CHART™”) platform technologies to develop novel ERT products for Pompe disease, Fabry disease, and potentially other lysosomal storage disorders (“LSDs”). The Company is also investigating preclinical and discovery programs in other rare and devastating diseases including CDKL5 deficiency. The Company believes that the platform technologies and advanced product pipeline uniquely position the Company at the forefront of advanced therapies to treat a range of devastating rare and orphan diseases.

In July 2016, the Company expanded its biologics pipeline with a new preclinical program for CDKL5 deficiency, a rare and devastating genetic neurological disease for which there is no currently approved treatment. The Company has obtained the rights and related intellectual property to a preclinical CDKL5 program through its acquisition of MiaMed, Inc (“MiaMed”). Under the terms of the MiaMed Agreement and Plan of Merger (the “MiaMed Agreement”), with MiaMed and certain other parties signatory thereto, in connection with the closing of the transactions contemplated by the MiaMed Agreement, the former holders of MiaMed’s capital stock (collectively, the “MiaMed Stockholders”) received an aggregate of $6.5 million, comprised of  (i) approximately $1.8 million in cash (plus MiaMed’s cash and cash equivalents at closing and less any of MiaMed’s unpaid third-party fees and expenses related to the transaction), and (ii) 825,603 shares of Amicus common stock. In addition, Amicus also agreed to pay up to an additional $83.0 million in connection with the achievement of certain clinical, regulatory and commercial milestones, for a potential aggregate deal value of $89.5 million.

On June 30, 2016, the Company entered into a Joinder to and Amendment of Note and Warrant Purchase Agreement (the “Amended Purchase Agreement”) with Redmile Capital Fund, LP and certain of its affiliates (collectively referred to as “Redmile”). Such amendment joined Grosvenor Special Opportunities Master Fund, Ltd. (“GCM”) to the Note and Warrant Purchase Agreement, dated as of February 19, 2016. At closing, the Company sold (a) $30.0 million principal amount of additional notes and (b) five-year warrants to purchase 42 shares of common stock of the Company, par value $0.01 per share (“Common Stock”) for every $1,000 of the principal amount of Additional Notes purchased by each Purchaser (“Additional Warrants”), for an aggregate of approximately 1.3 million shares of Common Stock issuable under the Additional Warrants. For additional information, see “—Note 7. Debt Instruments and Related Party Transactions.”

Beginning in April 2016 and through July 2016, the Company sold 15.0 million shares of Common Stock under an at-the-market (“ATM”) equity program with Cowen and Company, LLC (“Cowen”) acting as sales agent. Cowen was compensated at a fixed commission rate up to 3.0%.  The ATM sales agreement resulted in net proceeds of $97.1 million, after Cowen’s commission of $2.7 million and other expenses of $0.2 million. The Company has completed all sales under the ATM equity program.

The Company had an accumulated deficit of approximately $721.0 million at September 30, 2016 and anticipates incurring losses through the fiscal year ending December 31, 2016 and beyond. The Company has funded its operating losses to date through the sale of its redeemable convertible preferred stock, issuance of convertible notes, net proceeds from its initial public offering and subsequent stock offerings, payments from partners during the terms of the collaboration agreements and other financing arrangements. The Company commenced commercial shipments of Galafold in the EU in the second quarter of 2016 and recognized net product sales of $2.1 million in the third quarter of 2016.  The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into the fourth quarter of 2017.

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

The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold. The majority of the Company’s accounts receivable at September 30, 2016 have arisen from product sales in Germany. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined and the Company evaluates the creditworthiness of each customer on a regular basis. To date, the Company has not incurred any credit losses.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2016, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. However, the following accounting policies are the most critical in fully understanding and evaluating the Company’s financial condition and results of operations. Additionally, the Company added new policies on inventory and product sales in the current quarter.

Revenue Recognition

The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when persuasive evidence an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection of the amounts due are reasonably assured and the Company has no further performance obligations.

Net Product Sales

The Company’s net product sales consist solely of sales of Galafold for the treatment of Fabry disease in the EU. The Company has recorded revenue on sales where Galafold is available either on a commercial basis or through a reimbursed early access program. Orders for Galafold are generally received from pharmacies and the ultimate payor is typically a government authority.

The Company records revenue net of estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.

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

Inventories and Cost of Cost of Goods Sold

Until regulatory approval of Galafold, the Company expensed all manufacturing costs as research and development expense. Upon regulatory approval, the Company began capitalizing costs related to the purchase and manufacture of Galafold.

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on projected sales activity as well as product shelf-life. In evaluating the recoverability of inventories produced, the probability that revenue will be obtained from the future sale of the related inventory is considered and inventory value is written down for inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of product sales in the consolidated statements of operations.

Cost of goods sold includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, provisions for excess and obsolete inventory, as well as estimated royalties payable.  A portion of the inventory available for sale was expensed as research and development costs prior to regulatory approval and as such the cost of goods sold and related gross margins are not necessarily indicative of future cost of goods sold and gross margin.

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

New Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Accounting Standards Update addresses the following eight specific cash flow issues including Debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU apply to all entities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. These amendments are effective at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2015-230—Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients, which has been deleted. The Company will adopt the new ASU on January 1, 2018. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. 2018. The Company will adopt the new ASU on January 1, 2018. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company will implement the new ASU in the first quarter of 2018. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

Note 3.         Cash, Money Market Funds and Marketable Securities

As of September 30, 2016, the Company held $33.1 million in cash and cash equivalents and $179.3 million in available-for-sale securities which are reported at fair value on the Company’s balance sheet. Unrealized gains and losses are reported within accumulated other comprehensive income/ (loss) in the statements of comprehensive loss. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.

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

The Company transacts business in various foreign countries and therefore, is subject to risk of foreign currency exchange rate fluctuations. As such, in June 2016 the Company entered into a forward contract to economically hedge transactional exposure associated with commitments arising from trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. The Company does not designate these forward contracts as hedging instruments under applicable accounting guidance and, therefore, changes in fair value are recorded as other income (expense) in the Consolidated Statements of Operations, with the corresponding liability in current liabilities on the Consolidated Balance Sheet. For the three and nine months ended September 30, 2016, the Company recognized a gain of $22 thousand and a loss of $324 thousand related to the derivative instruments not designated as hedging instruments in other income (expense) in the Consolidated Statements of Operations and the corresponding liability of $324 thousand is recorded as other current liability in the Consolidated Balance Sheets.

Cash and available-for-sale securities are all current unless mentioned otherwise and consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$33,115	$—	$—	$33,115
Corporate debt securities	79,658	5	(45)	79,618
Commercial paper	98,326	327	—	98,653
Certificate of deposit	1,013	—	—	1,013
	$212,112	$332	$(45)	$212,399
Included in cash and cash equivalents	$33,115	$—	$—	$33,115
Included in marketable securities	$178,997	$332	$(45)	$179,284
Total cash and marketable securities	$212,112	$332	$(45)	$212,399

	As of December 31, 2015
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$69,485	$—	$—	$69,485
Corporate debt securities	118,627	1	(154)	118,474
Commercial paper	25,686	38	—	25,724
Certificate of deposit	350	—	—	350
	$214,148	$39	$(154)	$214,033
Included in cash and cash equivalents	$69,485	—	—	$69,485
Included in marketable securities	144,663	39	(154)	144,548
Total cash and marketable securities	$214,148	$39	$(154)	$214,033

For the nine months ended September 30, 2016 and the year ended December 31, 2015, there were no realized gains or losses.  The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available for sale securities as of September 30, 2016 and December 31, 2015 reflect temporary impairments that have not been recognized and have been in a loss position for less than twelve months and as such are recognized in other comprehensive gain/ (loss).  The fair value of these available for sale securities in unrealized loss positions was $60.3 million and $118.5 million as of September 30, 2016 and December 31, 2015, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (“AOCI”) in the Statements of Comprehensive Loss.

Note 4.         Inventories

Inventories consist of work in process and finished goods related to the manufacture of Galafold.  The following table summarizes the components of inventories at September 30, 2016 (in thousands):

(Dollars in thousands)	September 30, 2016
Work-in-process	3,111
Finished goods	140
Total inventories	$3,251

There were no inventories on-hand as of December 31, 2015. Inventory manufactured prior to commercialization was expensed to research and development. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on projected sales activity, as well as product shelf-life. In evaluating the recoverability of inventories produced, the Company considers the probability that revenue will be obtained from the future sale of the related inventory. Inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged. In such instances, a full reserve is taken against such inventory. Expired inventory is disposed of and the related costs are recognized as cost of product sales in the consolidated statement of operations.  There have been no write-downs of inventory from the time inventory was first capitalized.

Note 5.         Acquisitions

Acquisition of Miamed, Inc

On July 5, 2016, the Company entered into an Agreement and Plan of Merger (the “MiaMed Agreement”) with MiaMed, Inc., (“MiaMed”). MiaMed is a pre-clinical biotechnology company focused on developing protein replacement therapy for CDKL5 and related diseases. Under the terms of the MiaMed Agreement, the former holders of MiaMed’s capital stock received an aggregate of $6.5 million, comprised of  (i) approximately $1.8 million in cash (plus MiaMed’s cash and cash equivalents at closing and less any of MiaMed’s unpaid third-party fees and expenses related to the transaction), and (ii) 825,603 shares of the Company’s Common Stock. In addition, the Company also agreed to pay up to an additional $83.0 million in connection with the achievement of certain clinical, regulatory and commercial milestones, for a potential aggregate deal value of $89.5 million. The Company evaluated the transaction based on the guidance of ASC 805, Business Combinations and concluded that it only acquired inputs and did not acquire any processes. The Company will need to develop its own processes in order to produce an output. Therefore, the Company accounted the transaction as an asset acquisition and accordingly $6.5 million was expensed to research and development.

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

The fair value of the contingent consideration payments on the acquisition date was $259.0 million. This was an estimate based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions included a range of discount rates between 0.4% and 1.1% as interpolated from the U.S. Treasury constant maturity yield curve over the time frame for clinical and regulatory milestones and a range of discount rates between 1.0% and 2.2% for revenue-based milestones. The range of outcomes and assumptions used to develop these estimates have been updated to better reflect the probability of certain milestone outcomes and updated timelines related to clinical development and anticipated approval assumptions as of September 30, 2016 without limitation, the $5 million milestone paid in the second quarter and milestone payments projected for 2017 (See “— Note 9. Assets and Liabilities Measured at Fair Value”, for additional discussion regarding fair value measurements of the contingent acquisition consideration payable). In April 2016, while the total clinical and regulatory approval milestone payments remain unchanged at $361 million, the allocation between the clinical and regulatory approval milestone payments were revised as follows: clinical milestones of up to $81 million and regulatory approval milestones of up to $280 million.  The commercial milestone payments of up to $257 million remained unchanged. The Company determined the fair value of the contingent consideration to be $262.2 million at September 30, 2016, of which $56.0 million is payable in the next twelve months, resulting in an increase in the contingent consideration payable and related expense of $9.4 million for the nine months ended September 30, 2016. The expense is recorded in the Consolidated Statement of Operations as the change within fair value of contingent consideration payable.

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

The fair value of the contingent acquisition consideration payments on the acquisition date was $10.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs.  As of September 30, 2016, the range of outcomes and assumptions used to develop these estimates has changed to better reflect the probability of certain milestone outcomes; see “— Note 9. Assets and Liabilities Measured at Fair Value”, for additional discussion regarding fair value measurements of the contingent acquisition consideration payable. The Company determined the fair value of the contingent consideration to be $10.0 million at September 30, 2016, of which $9.6 million relates to ATB-200 Pompe program. The change in fair value of contingent consideration payable is recorded in the Consolidated Statement of Operations.  All of the contingent consideration is payable beyond the next twelve months. During the second quarter of 2016, the Company reached the first clinical milestone, which was the dosing of the first patient in a Phase 1 or 2 study. The milestone for this event was $6.0 million which was paid in Company stock during the second quarter of 2016, resulting in $6.1 million impact on stockholder’s equity.

For further information, see “— Note 6. Goodwill and Intangible Assets.”

Note 6.         Goodwill and Intangible Assets

In connection with the acquisitions discussed in “—Note 5. Acquisitions”, the Company has recognized goodwill of $197.8 million.  The following table represents the changes in goodwill for the nine months ended September 30, 2016:

( in millions)
Balance at December 31, 2015	$197.8
Change in goodwill	—
Balance at September 30, 2016	$197.8

In connection with the acquisitions discussed in “—Note 5. Acquisitions,” the Company recognized IPR&D of $486.7 million.  Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts.  The following table represents the changes in IPR&D for the nine months ended September 30, 2016:

( in millions)
Balance at December 31, 2015	$486.7
Change in IPR&D	—
Balance at September 30, 2016	$486.7

Goodwill and intangible assets are assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. For the nine months ended September 30, 2016, there were no indicators of impairment.

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

On February 19, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “February 2016 Purchase Agreement”) with Redmile for an aggregate amount of up to $75.0 million.  The Company has agreed with Redmile that in full consideration of the purchase price for the notes issued under the February 2016 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purchase Agreement and the Company paid Redmile the interest accrued thereunder. Upon entering the February 2016 Agreement Redmile beneficially owned approximately 10% of the Company’s outstanding shares of Common Stock and warrants.  As such the promissory notes are presented as due to related party on the consolidated balance sheets.

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

The outstanding debt as of September 30, 2016 between Redmile and GCM as of September 30, 2016 is as follows (in thousands):

Creditor	Gross amount of debt	Net unamortized discount	Net carrying value of debt
RedMile	$55,000	$(10,953)	$44,047
GCM	25,000	(3,023)	21,977
Total Debt	$80,000	$(13,976)	$66,024

The debt discount amortization for the three and nine months ended September 30, 2016 was $0.7 million and $1.7 million, respectively.

As of September 30, 2016, the total warrants were recorded at $16.1 million. See “—Note 8. Stockholders’ Equity” for more details.

Note 8.   Stockholders’ Equity

Common Stock and Warrants

As of September 30, 2016, the Company was authorized to issue 250 million shares of Common Stock. Dividends on Common Stock will be paid when, and if, declared by the board of directors. Each stockholder is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.

Beginning in April 2016 and through July 2016, the Company sold 15.0 million shares of Common Stock under an at-the-market (“ATM”) equity program with Cowen and Company, LLC (“Cowen”) acting as sales agent. Cowen was compensated at a fixed commission rate up to 3.0%.  The ATM sales agreement resulted in net proceeds of $97.1 million, after Cowen’s commission of $2.7 million and other expenses of $0.2 million. The Company has completed all sales under the ATM equity program.

As discussed in “—Note 7. Debt instruments and Related Party Transactions,” the Company issued approximately 1.8 million and 1.3 million of warrants in February 2016 and June 2016, respectively.

The total outstanding warrants as of September 30, 2016 is as follows (in thousands):

Creditor	Warrant shares	Warrant fair value
RedMile	2,060	$12,927
GCM	1,050	3,149
Total warrants	3,110	$16,076

The closing balance of the warrants was $16.1 million as of September 30, 2016 on the Consolidated Balance Sheets.

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

Deferred compensation amounts under the Deferral Plan as of September 30, 2016 were approximately $1.3 million, as compared to $0.7 million on December 31, 2015 and are included in other long-term liabilities. Deferral Plan assets as of September 30, 2016 were $1.3 million, as compared to $0.7 million as of December 31, 2015 and are classified as trading securities. The Deferred Plan assets are recorded at fair value with changes in the investments’ fair value recognized in the period they occur. The income from investment for the three and nine months ended September 30, 2016 and 2015 was de minimis. Unrealized gain approximated $30 thousand and $37 thousand for the three and nine months ended September 30, 2016, respectively as compared to unrealized loss of $54 thousand and $64 thousand for the three and nine months ended September 30, 2015, respectively.

Equity Incentive Plan

Stock Option Grants

The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Expected stock price volatility	81.6%	74.4%	81.3%	75.4%
Risk free interest rate	1.2%	1.7%	1.5%	1.7%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

A summary of the Company’s stock options for the nine months ended September 30, 2016 is as follows:

	Number of Shares ( in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ( in millions)

Balance at December 31, 2015	11,729.2	$7.11
Options granted	4,829.6	$7.70
Options exercised	(371.7)	$4.05
Options forfeited	(413.9)	$8.79
Balance at September 30, 2016	15,773.2	$7.32	7.5 years	$24.9
Vested and unvested expected to vest September 30, 2016	14,718.8	$7.24	7.4 years	$24.1
Exercisable at September 30, 2016	7,395.4	$6.44	5.9 years	$16.3

As of September 30, 2016, the total unrecognized compensation cost related to non-vested stock options granted was $35.8 million and is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Units

A summary of non-vested Restricted Stock Units (“RSU”) activity under the Company’s Amended and Restated 2007 Equity Incentive Plan for the nine months ended September 30, 2016 is as follows:

	Number of Shares ( in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value ( in millions)

Non-vested units as of December 31, 2015	478.5	$10.38
Granted	582.7	$6.21
Vested	(199.3)	$7.25
Forfeited	(23.2)	$8.52
Non-vested units as of September 30, 2016	838.7	$8.28	2.69	$—
Non-vested units expected to vest at September 30, 2016	838.7	$8.28	2.69	$—

For the nine months ended September 30, 2016, 199,266 of the RSUs vested and all non-vested units are expected to vest over their normal term.

As of September 30, 2016, there was $4.8 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of 2.69 year.

Compensation Expense Related to Equity Awards

The following table summarizes information related to compensation expense recognized in the statements of operations related to the equity awards (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Equity compensation expense recognized in:
Research and development expense	$2,109	$1,232	$6,011	$3,224
General and administrative expense	2,229	1,505	7,076	3,705
Total equity compensation expense	$4,338	$2,737	$13,087	$6,929

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

A summary of the fair value of the Company’s assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of September 30, 2016, are identified in the following table (in thousands):

	Level 1	Level 2	Total
Assets:
Cash/ money market funds	$33,115	$—	$33,115
Corporate debt securities	—	79,618	79,618
Commercial paper	—	98,653	98,653
Certificate of deposit	—	1,013	1,013
Market exchanged mutual funds	—	1,325	1,325
	$33,115	$180,609	$213,724

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	—	$272,190	$272,190
Derivative liability	$324	—	324
Deferred compensation plan liability	1,350	$—	$1,350
	$1,674	$272,190	$273,864

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

Cash, Money Market Funds and Marketable Securities

The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date.  The Company considers its investments in marketable securities as available-for-sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2016.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2016.

Note Payable to Related Party and GCM

In connection with the notes payable to Redmile, as disclosed in “—Note 7. Debt Instruments and Related Party Transactions”, and Warrants as disclosed in “— Note 8. Stockholders’ Equity,” the Company recorded the notes as a liability of $66.0 million on an amortized cost basis.

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

As of September 30, 2016, the warrants are recorded at $16.1 million and the notes at $66.0 million, net of discount of $14.0 million.

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

As discussed in “—Note 5. Acquisitions,” on July 5, 2016, the Company entered into the MiaMed Agreement with MiaMed. MiaMed is a pre-clinical biotechnology company focused on developing protein replacement therapy (“product candidate”) for CDKL5 and related diseases. Under the terms of the MiaMed Agreement, the Company agreed to pay up to an additional $83.0 million in connection with the achievement of certain clinical, regulatory and commercial milestones, for a potential aggregate deal value of $89.5 million. The MiaMed Agreement was accounted for as an asset acquisition and as such the Company determined that a liability for future milestone payments is not required to be recorded until the actual contingencies are met and will be recorded to research and development expenses when the contingency is resolved.

The contingent consideration payable for Scioderm and Callidus has been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market.  If different assumptions were used for the various inputs to the valuation approach the estimated fair value could be significantly higher or lower than the fair value the Company determined. The Company may be required to record losses in future periods, including expenses related to CDKL5.

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to former Scioderm stockholders:

Contingent Consideration Liability	Fair value as of September 30, 2016	Valuation Technique	Unobservable Input	Range
Clinical and regulatory milestones	$238.3 million	Probability weighted discounted cash flow	Discount rate Probability of achievement of milestones Projected year of payments	0.5%-3.1% 66.5% -100.0% 2017-2019
Revenue-based milestones	$23.9 million	Monte Carlo	Revenue volatility Probability of achievement of milestones Discount rate Projected year of payments	58% 66.5% 0.9%-1.7% 2019-2029

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to former Callidus shareholders for the ATB-200 Pompe program:

Contingent Consideration Liability	Fair value as of September 30, 2016	Valuation Technique	Unobservable Input	Range
Clinical and regulatory milestones	$9.6 million	Probability weighted discounted cash flow	Discount rate Probability of achievement of milestones Projected year of payments	10.5% 30%-43% 2018-2022

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

The following table shows the change in the balance of contingent consideration payable for the nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Balance, beginning of the period	$276,300	$11,800	$274,077	$10,700
Additions, from business acquisitions	—	269,884	—	269,884
Payment of contingent consideration in cash	—	—	(5,000)	—
Payment of contingent consideration in stock	—	—	(6,115)	—
Change in fair value change during the period, included in Statement of Operations	(4,110)	1,300	9,228	2,400
Balance, end of the period	$272,190	$282,984	$272,190	$282,984

Deferred Compensation Plan- Investment and Liability

The Company considers its investments in marketable securities, as available-for-sale and classifies these assets and related liability within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities.

Foreign Currency Exchange Rate Exposure

The Company transacts business in various foreign countries and therefore, is subject to risk of foreign currency exchange rate fluctuations. As such, in June 2016, the Company entered into a forward contract to economically hedge transactional exposure associated with commitments arising from trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. The Company did not designate this forward contract as a hedging instrument under applicable accounting guidance and, therefore, the change in fair value is recorded in the Consolidated Statements of Operations. The forward contract settles in monthly installments with the final installment settlement in June 2017.

There were no outstanding forward contracts at December 31, 2015.

For the three and nine months ended September 30, 2016, the Company recognized a gain of $22 thousand and a loss of $324 thousand, respectively, related to the derivative instruments not designated as hedging instruments in the Consolidated Statements of Operations and the corresponding liability of $324 thousand is recorded as other current liability in the Consolidated Balance Sheet.

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

The following table summarizes the restructuring charges and utilization for the nine months ended September 30, 2016 (in thousands):

	Balance as of December 31, 2015	Charges	Cash Payments	Fair Value Adjustments	Balance as of September 30, 2016
Facilities consolidation	$118	$—	$(187)	$69	$—

As of September 30, 2016, the lease had expired and the Company completed the restructuring process.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

(In thousands, except per share	Three months Ended September 30,		Nine months Ended September 30,
amounts)	2016	2015	2016	2015
Historical
Numerator:

Net loss	$(46,654)	$(37,800)	$(141,395)	$(89,222)

Denominator:
Weighted average common shares outstanding — basic and diluted	140,656,109	118,724,882	131,675,690	104,885,956

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

	As of September 30,
	2016	2015
Options to purchase common stock	15,773	11,574
Outstanding warrants, convertible to common stock	3,110	—
Unvested restricted stock units	839	748
Total number of potentially issuable shares	19,722	12,322

Note 12. Commitments and Contingencies

Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat.  The plaintiffs seek, among other things, damages for purchasers of the Company’s Common Stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants. On May 26, 2016, the Court consolidated these lawsuits into a single action and appointed a lead plaintiff.  The lead plaintiff filed a Consolidated Amended Complaint on July 11, 2016.  Defendants’ motion to dismiss was fully briefed on October 28, 2016.

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

Note 13.  Subsequent Events

The Company evaluated events that occurred subsequent to September 30, 2016 and there were no material recognized or non-recognized subsequent events during this period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global patient-focused biotechnology company engaged in the discovery, development and commercialization of a diverse set of novel treatments for patients living with devastating rare and orphan diseases. Our lead product, migalastat HCl is a small molecule that can be used as a monotherapy and in combination with enzyme replacement therapy (“ERT”) for Fabry disease.

Also in the pipeline, SD-101 is a product candidate in late-stage development, as a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis Bullosa (“EB”). We are also leveraging our Chaperone-Advanced Replacement Therapy (“CHART™”) platform technologies to develop novel ERT products for Pompe disease, Fabry disease, and potentially other lysosomal storage disorders (“LSDs”). We are also investigating preclinical and discovery programs in other rare and devastating diseases including cyclin-dependent kinase-like 5 (“CDKL5”) deficiency. We believe that our platform technologies and our product pipeline uniquely position us at the forefront of advanced therapies to treat a range of devastating rare and orphan diseases.

Program Status

We have completed two global Phase 3 registration studies of our lead product candidate, migalastat HCl, an orally administered small molecule pharmacological chaperone for the treatment of Fabry disease, an LSD. On May 31, 2016, we announced that we had received full European Commission approval for migalastat HC1, under the product name Galafold™, as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation. The label includes 269 Fabry-causing mutations, which represent up to half of all patients with Fabry disease. In the U.S., discussions with the U.S. Food and Drug Administration (“FDA”) continue and we expect to provide a U.S. regulatory update in the fourth quarter of 2016. For patients with non-amenable mutations, we are leveraging our CHART™ technology and advanced biologics capabilities to move forward with a proprietary Fabry ERT for co-formulation with migalastat. Master cell banking has been completed and process development work has commenced.

Our Fabry franchise strategy is to develop migalastat HCl (which we may refer to as “migalastat”) for all patients with Fabry disease - as a monotherapy for patients with amenable mutations and in combination with ERT for all other patients. In May 2016, the we announced that the European Commission (“EC”) had granted full approval for the oral small molecule pharmacological chaperone Galafold™ (migalastat) as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease (alpha-galactosidase A deficiency) and who have an amenable mutation. The approved label includes 269 Fabry-causing mutations, which represent up to half of all patients with Fabry disease. We commenced commercial shipments of Galafold in the EU in the second quarter of 2016 and recognized net product sales of $2.1 million in the third quarter of 2016.

We are also in Phase 3 clinical development of a novel topical medicine, SD-101, for the treatment of the genetic connective tissue disorder EB, for which no other pharmacological therapies are currently approved. We have also initiated a clinical study in patients with Pompe disease, another LSD, to investigate our novel treatment paradigm that consists of ATB200, a uniquely engineered recombinant human acid alpha-glucosidase (“rhGAA”) enzyme with an optimized carbohydrate structure to enhance uptake, co-administered with a pharmacological chaperone, AT2221, to improve activity and stability. Leveraging our biologics capabilities and platform technologies, we are also investigating preclinical and discovery programs in other rare and devastating diseases including cyclin-dependent kinase-like 5 (“CDKL5”) deficiency. We believe that our platform technologies and our advanced product pipeline uniquely position us at the forefront of developing therapies to potentially address significant unmet needs for devastating rare and orphan diseases.

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

Patients with the fatal, x-linked Fabry disease have an inherited deficiency of the alpha-Gal A enzyme that would normally degrade the lipid substrate globotriaosylceramide in the lysosome. Genetic mutations that cause changes in the amino acid sequence of alpha-Gal A result in an unstable enzyme that does not efficiently fold into its correct three-dimensional shape and cannot be trafficked properly in the cell, even if it has the potential for biological activity. Migalastat is an oral small molecule pharmacological chaperone that is designed to bind to and stabilize a patient’s own endogenous target protein. This is considered a precision medicine because migalastat targets only patients with amenable mutations.

We have completed two Phase 3 global registration studies of migalastat monotherapy. We have reported Phase 3 data in both treatment-naïve patients (“Study 011”) and ERT-switch patients (“Study 012”). Results from these studies have shown that treatment with migalastat results in reductions in disease substrate, stability of kidney function, reductions in cardiac mass, and improvement in gastrointestinal symptoms in patients with amenable mutations in a validated GLP amenability assay.

IV Migalastat Co-Formulated with ERT for Fabry Disease

For patients with non-amenable mutations, we are leveraging our CHART™ technology and advanced biologics capabilities to move forward with a proprietary Fabry ERT for co-formulation with migalastat. Master cell banking has been completed and process development work has commenced. Migalastat is an oral precision medicine intended to treat Fabry disease in patients who have amenable genetic mutations, and at this time, it is not intended for concomitant use with ERT.

SD-101 for EB

We are also in Phase 3 development of a novel, late-stage, proprietary topical medicine, SD-101, a potentially first-to-market therapy for the treatment of skin blistering and lesions associated with all major types of EB.  ESSENCE, a Phase 3 registration-directed study, was initiated in March of 2015. ESSENCE is a randomized, double-blind, placebo-controlled study being conducted at multiple sites worldwide that is designed to evaluate the safety and efficacy of SD-101 6% in up to 150 patients with the three major types of EB, who are at least one-month old. Participants are being randomized 1:1 to two treatment groups receiving either SD-101 6% or placebo applied over their entire body once daily for three months.

We also held a series of discussions with the Dermatology Division of the U.S. FDA regarding proposed revisions to the statistical analysis plan while remaining blinded to the Phase 3 ESSENCE study. Based on conversations with FDA and written communication received from the agency, the FDA has agreed to our proposed revisions. Importantly, the FDA agreed that “Time to Target Wound Closure” may be elevated from a secondary endpoint to a co-primary endpoint (together with the previously specified primary endpoint “Proportion of Patients with Target Wound Closure”). Based on this feedback, we believe that study success could potentially be based on achievement of one or both co-primary endpoints, assuming appropriate analytical methodology, and that the overall likelihood of study success has been improved.

SD-101 for EB: Regulatory Pathway

SD-101 was one of the first therapies to receive Breakthrough Therapy designation by the FDA in 2013, following the completion of the Phase 2a initial human proof-of-concept study. The FDA and EMA each have also reviewed the Phase 2b study results and are aligned on the design of the current Phase 3 study and the global regulatory pathway forward for SD-101 based on a single Phase 3 registration-directed study. The FDA agreed to a rolling NDA in the U.S., which was initiated in the fourth quarter of 2015. Following the Phase 2b study, our Paediatric Committee of the EMA has issued a positive opinion on our Paediatric Investigation Plan (“PIP”) for SD-101. A PIP is part of the EMA approval process and must be accepted prior to a submission of an MAA in the EU. Results from the Phase 3 study are anticipated in the first half of 2017 to support marketing applications for SD-101 in the U.S., EU and other regions.

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

•                                     Primary treatment period will be 18 weeks, with all patients eligible to enroll in an open-label extension study; and
Interim data from this study are anticipated in the fourth quarter of 2016.

Following a positive data safety monitoring board review of the safety data in the initial group of ambulatory ERT-switch patients (“Cohort 1”), we have been cleared to enroll non-ambulatory ERT-switch and naïve patients (“Cohorts 2-3”). Data from the first four patients in Cohort 1 are on track by year-end 2016. Additional ATB200-02 study data in Cohorts 2-3, as well as initial extension-study data on ambulatory ERT-switch patients, are anticipated throughout first half of 2017.

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

Acquisitions

Miamed, Inc

On July 5, 2016, we entered into an Agreement and Plan of Merger (the “MiaMed Agreement”) with MiaMed, Inc., (“MiaMed”) and certain other parties signatory thereto. MiaMed is a pre-clinical biotechnology company focused on developing protein replacement therapy for CDKL5 and related diseases. Under the terms of the MiaMed Agreement, in connection with the closing of the transactions contemplated by the MiaMed Agreement, the former holders of MiaMed’s capital stock received an aggregate of $6.5 million, comprised of (i) approximately $1.8 million in cash (plus MiaMed’s cash and cash equivalents at closing and less any of MiaMed’s unpaid third-party fees and expenses related to the transaction), and (ii) 825,603 shares of the Company’s common stock. In addition, we also agreed to pay up to an additional $83.0 million in connection with the achievement of certain clinical, regulatory and commercial milestones, for a potential aggregate deal value of $89.5 million.

Scioderm, Inc.

In September 2015, we acquired Scioderm, Inc., (“Scioderm”), which strengthens our pipeline significantly with the addition of a novel, late-stage, proprietary topical medicine and potential first-to-market therapy for EB (SD-101). This investigational product was granted FDA breakthrough therapy designation in 2013, based on results from Phase 2 studies for the treatment of lesions in patients suffering with EB. SD-101 is currently being investigated in a Phase 3 study to support global regulatory submissions and was the first-ever treatment in EB clinical studies to show improvements in wound closure across all major EB subtypes.

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

During the second quarter of 2016, we reached the first event-based milestone, which was the 50% enrollment of patients. The milestone payment for this event was $5.0 million which was paid in cash during the second quarter of 2016.

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

During the second quarter of 2016, we reached the first clinical milestone, which was the dosing of the first patient in a Phase 1 or 2 study. The milestone payment for this event was $6.0 million, which was paid in common stock of the Company, during the second quarter of 2016.

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

There were no significant changes during the quarter ended September 30, 2016 to the items that we disclosed as our significant accounting policies and estimates described in “—Note 2. Summary of Significant Accounting Policies” to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. Additionally, the Company added new policies on inventory and product sales in the current quarter.

Revenue Recognition

We recognize revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when there is persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection of the amounts due are reasonably assured and the Company has no further performance obligations.

Net Product Sales

Our net product sales consist solely of sales of Galafold for the treatment of Fabry disease in the EU. We have recorded revenue on sales where Galafold is available either on a commercial basis or through a reimbursed early access program. Orders for Galafold are generally received from pharmacies and the ultimate payor is typically a government authority.

We record revenue net of estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known.

Inventories

Until regulatory approval of Galafold, we expensed all manufacturing costs as research and development expense. Upon regulatory approval, we began capitalizing costs related to the purchase and manufacture of Galafold.

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. We periodically review inventories to identify slow-moving or obsolete inventory based on projected sales activity as well as product shelf-life. In evaluating the recoverability of inventories produced, we consider the probability that revenue will be obtained from the future sale of the related inventory and inventory value is written down for inventory quantities in excess of the expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of product sales in the consolidated statements of operations.

We analyze our inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its estimated realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of our products is subject to strict quality controls, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to our inventory values. Inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged. In such instances, a full reserve is taken against such inventory.

In the future, reduced demand, quality issues or excess supply beyond those anticipated by management may result in an adjustment to inventory levels, which would be recorded as an increase to cost of product sales. The determination of whether or not inventory costs will be realizable requires estimates by our management. A critical input in this determination is future expected inventory requirements based on our internal sales forecasts which we compare to inventory on hand after consideration of expiration dates.

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

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Projects	2016	2015	2016	2015
Third party direct project expenses

Monotherapy Studies
Migalastat (Fabry Disease — Phase 3)	$2,726	$3,798	$9,503	$11,736
SD-101 (EB-Epidermolysis Bullosa— Phase 3)	3,503	—	6,979	—
Combination Studies
ATB200 + AT2221 (Pompe Disease — Phase 2)	5,946	7,523	12,535	15,503
Fabry CHART™ (Fabry Disease — Preclinical)	91	461	282	1,587
Neurodegenerative Diseases (Preclinical)	6,490	3	6,490	6
Total third party direct project expenses	$18,756	$11,785	$35,789	$28,832
Other project costs (1)
Personnel costs	9,782	6,598	27,349	18,133
Other costs (2)	3,919	2,588	11,025	7,353
Total other project costs	$13,701	$9,186	$38,374	$25,486
Total research and development costs	$32,457	$20,971	$74,163	$54,318

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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Expected stock price volatility	81.6%	74.4%	81.3%	75.4%
Risk free interest rate	1.2%	1.7%	1.5%	1.7%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

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

Warrants

On February 19, 2016, we entered into a Note and Warrant Purchase Agreement (the “February 2016 Purchase Agreement”) with Redmile Capital fund, LP and certain funds and accounts managed or advised by it (collectively referred to as “Redmile”) whereby we sold, on a private placement basis, (a) $50 million aggregate principal amount of unsecured promissory notes and (b) five-year warrants to purchase up to 37 shares of our Common Stock for every $1,000 of the principal amount of notes purchased by each purchaser, for an aggregate of up to 1,850,000 shares of Common Stock issuable under the warrants. We agreed with Redmile that in full consideration of the purchase price for the notes issued under the October 2015 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purchase Agreement and we paid Redmile any unpaid interest accrued thereunder. Upon entering the February 2016 Agreement Redmile beneficially owned approximately 10% of the Company’s outstanding shares of Common Stock and warrants. As such the promissory notes are presented as due to related party on the consolidated balance sheets.

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

The forward contract will settle in June 2017.

There were no outstanding forward contracts at December 31, 2015.

For the three and nine months ended September 30, 2016, we recognized a gain of $22 thousand and a loss of $324 thousand, respectively, related to the foreign currency forward contract not designated as hedging instruments.

Results of Operations

Three months Ended September 30, 2016 Compared to Three months Ended September 30, 2015

Net product sales. Net product sales were $2.1 million for the three months ended September 30, 2016 due to marketing approval of Galafold granted in May 2016.

Cost of goods sold. Cost of goods sold includes manufacturing costs as well as estimated royalties associated with sales of our product. Cost of goods sold as a percentage of net sales was 16.2% for the three months ended September 30, 2016.

Research and Development Expense.  Research and development expense was $32.5 million during the three months ended September 30, 2016, representing an increase of $11.5 million or 54.8% from $21.0 million for the three months ended September 30, 2015. The increase in research and development costs was primarily due to increases in clinical research costs of $9.4 million due to the advancement and enrollment of clinical studies, and $3.5 million related to the EB program. Also included in the research and development expenses was $6.5 million which represents a one-time expense associated with the acquisition of the CDKL5 asset. Other increases were in external program support of $4.0 million, of which $3.1 million related to personnel costs.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $17.5 million for the three months ended September 30, 2016, representing an increase of $2.1 million or 13.6% from $15.4 million for the three months ended September 30, 2015. The increase was primarily due to personnel costs of $3.7 million in support of the commercial organization for the launch of Galafold, partially offset by a decrease in professional fees of $3.0 million.

Changes in Fair Value of Contingent Consideration Payable. For the three months ended September 30, 2016, we recorded gain of $4.1 million representing a change of $5.4 million from the $1.3 million of expense for the three months ended September 30, 2015. The change in the fair value resulted primarily from a decrease in the Callidus contingent consideration of $1.8 million, and a decrease in the Scioderm contingent consideration of $3.6 million. The change in the fair value was impacted by updates to the estimated probability of achievement, assumed timing of milestones and adjustments to the discount periods, discount rates and changes in the allocation of the contingent milestones.

Restructuring Charges. Restructuring charges arose from the corporate restructuring implemented in the fourth quarter of 2013. This measure was intended to reduce costs and to align our resources with our key strategic priorities. The increase to the restructuring expense was $11 thousand for three months ended September 30, 2016, as compared to $7 thousand for the three months ended September 30, 2015, and was due to the change in fair value of the future minimum lease payments. As of September 30, 2016, all of the restructuring activities have been completed.

Depreciation Expense.  Depreciation expense was $0.9 million for the three months ended September 30, 2016, representing an increase of $0.5 million as compared to $0.4 million for the three months ended September 30, 2015. Depreciation was higher due to increased asset acquisitions, resulting in a higher depreciation base in 2016.

Interest Income. Interest income was $0.5 million for the three months ended September 30, 2016, representing an increase of $0.2 million from $0.3 million for the three months ended September 30, 2015. The increase in interest income was due to the overall higher average cash and investment balances as a result of our financing transactions.

Interest Expense.  Interest expense was approximately $1.5 million for three months ended September 30, 2016, representing an increase of $1.5 million from $17 thousand for the three months ended September 30, 2015. Interest expense was higher due to the $50 million notes payable borrowed in October 2015 and the related revised agreement in February 2016, as well as the $30 million unsecured notes borrowed in June 2016, partially offset by the early retirement of a $15 million secured loan in June 2015.

Other Expense.  Other expenses for the three months ended September 30, 2016 was $0.9 million, as compared to other expenses of $0.1 million for the three months ended September 30, 2015. The change was primarily from unrealized losses on foreign exchange transactions.

Tax benefit: For the three months ended September 30, 2016, the Company recorded a discrete income tax benefit of $0.3 million related to the reduction in its valuation allowances to reflect the income tax associated with the gain on foreign currency translation recorded in the Consolidated Statements of Comprehensive loss. A corresponding income tax benefit was also recorded in the Consolidated Statements of Operations.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net product sales. Net product sales were $2.1 million for the nine months ended September 30, 2016 due to marketing approval of Galafold granted in May 2016.

Cost of goods sold. Cost of goods sold includes manufacturing costs as well as estimated royalties associated with sales of our product. Cost of goods sold as a percentage of net sales was 16.2% for the nine months ended September 30, 2016.

Research and Development Expense.  Research and development expense was $74.2 million during the nine months ended September 30, 2016, representing a change of $19.9 million or 36.6% from $54.3 million for the nine months ended September 30, 2015. The increase in research and development costs was primarily due to increases in clinical research costs of $10.4 million, due to the advancement and enrollment of clinical studies, primarily the EB program for $7.0 million. Also included in the research and development expenses was $6.5 million which represents a one-time expense associated with the acquisition of the CDKL5 asset.. Other increases were in personnel costs of $9.2 million.

Selling, general and Administrative Expense.  Selling, general and administrative expense was $52.5 million for the nine months ended September 30, 2016, representing an increase of $22.4 million or 74.4% from $30.1 million for the nine months ended September 30, 2015 in support of the commercial organization for the launch of Galafold. The increase was due to personnel costs of $12.8 million and professional fees of $5.4 million.

Changes in Fair Value of Contingent Consideration Payable. For the nine months ended September 30, 2016, we recorded expense of $9.2 million representing an increase of $6.8 million from the $2.4 million of expense for the nine months ended September 30, 2015. The change in the fair value resulted primarily from an increase in the Scioderm contingent consideration of $9.4 million, partially offset by decrease in Callidus contingent consideration of $2.6 million. The change in the fair value is impacted by updates to the estimated probability of achievement, assumed timing of milestones and adjustments to the discount periods, discount and changes in the allocation of the contingent milestones. In the second quarter of 2016, we made milestone payments of $11.1 million.

Loss from Extinguishment of Debt. In the nine months ended September 30, 2016, we did not recognize a loss from extinguishment of debt, as compared to $1.0 million in the nine months ended September 30, 2015 arising from the early extinguishment of a $15 million secured loan.

Restructuring Charges. Restructuring charges arose from the corporate restructuring implemented in the fourth quarter of 2013. This measure was intended to reduce costs and to align our resources with our key strategic priorities. The increase to the restructuring expense was $69 thousand for nine months ended September 30, 2016 as compared to $44 thousand for the nine months ended September 30, 2015, and was due to the change in fair value of the future minimum lease payments. As of September 30, 2016, all the restructuring activities have been completed.

Depreciation Expense.  Depreciation expense was $2.3 million for the nine months ended September 30, 2016, representing an increase of $1.0 million as compared to $1.3 million for the nine months ended September 30, 2015. Depreciation was higher due to increased asset acquisitions, resulting in a higher depreciation base in 2016.

Interest Income. Interest income was $1.1 million for the nine months ended September 30, 2016, representing an increase of $0.5 million from $0.6 million for the nine months ended September 30, 2015.  The increase in interest income was due to the overall higher average cash and investment balances as a result of our financing transactions.

Interest Expense.  Interest expense was approximately $3.5 million for nine months ended September 30, 2016, representing an increase of $2.8 million from $0.7 million for the nine months ended September 30, 2015. Interest expense was higher due to the $50 million notes payable borrowed in October 2015 and the related revised agreement in February 2016, as well as the $30 million  notes borrowed in June 2016, partially offset by the early retirement of a $15 million secured loan in June 2015.

Other Expense.  Other expenses for the nine months ended September 30, 2016 was $3.2 million, as compared to $0.1 million for the nine months ended September 30, 2015. The change was primarily from losses on foreign exchange transactions.

Tax benefit: For the nine months ended September 30, 2016, the Company recorded a discrete income tax benefit of $0.7 million related to the reduction in its valuation allowances to reflect the income tax associated with the gain on foreign currency translation recorded in the Consolidated Statements of Comprehensive loss. A corresponding income tax benefit was also recorded in the Consolidated Statements of Operations.

Liquidity and Capital Resources

Source of Liquidity

Beginning in April 2016 and through July 2016, we sold 15.0 million shares of Common Stock under an at-the-market (“ATM”) equity program with Cowen and Company, LLC (“Cowen”) acting as sales agent.  Cowen was compensated at a fixed commission rate up to 3.0%.  The ATM sales agreement resulted in net proceeds of $97.1 million, after Cowen’s commission of $2.7 million and other expenses of $0.2 million. We have completed all sales under the ATM equity program.

On June 30, 2016, following the positive CHMP opinion for migalastat in Europe and the subsequent EC marketing approval, we entered into the Amended Purchase Agreement with Redmile. Such amendment joined GCM to the February 2016 Purchase Agreement. Pursuant to the Amended Purchase Agreement, we sold an additional $30 million unsecured promissory notes and five year warrants to purchase up to purchase up to 42 shares of our Common Stock, par value $0.01 per share for every $1,000 of the principal amount of additional notes purchased, for an aggregate of up to 1,260,000 shares of Common Stock issuable from the additional warrants. The payment is due in October 2021. The interest rate is 3.875% and payable upon of maturity.

As a result of our significant research and development expenditures as well as expenditures to build a commercial organization to support the launch of Galafold, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have funded our operations principally with $148.7 million of proceeds from redeemable convertible preferred stock offerings, $693.1 million of gross proceeds from our stock offerings, $130.0 million from investments by collaborators and non-refundable license fees from those collaborations.

As of September 30, 2016, we had cash and cash equivalents and marketable securities of $212.4 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances.

Net Cash Used in Operating Activities

Net cash used in operations for the nine months ended September 30, 2016 was $118.5 million, due primarily to the net loss for the nine months ended September 30, 2016 of $141.4 million and the change in operating assets and liabilities of $10.1 million. The change in operating assets and liabilities was primarily due to decrease in accounts payable and accrued expenses of $2.9 million, partially offset by increases in inventory of $3.5 million, prepaid assets of $2.8 million and other non-current assets of $0.7 million.

Net cash used in operations for the nine months ended September 30, 2015 was $64.6 million, due primarily to the net loss for the nine months ended September 30, 2015 of $89.2 million and non-cash items such as stock based compensation of $6.9 million, the change in fair value of the contingent consideration of $2.4 million and the loss on the extinguishment of debt of $1.0 million.  In addition there was change in operating assets and liabilities of $12.9 million. The change in operating assets and liabilities was due to an increase in accrued expenses of $14.1 million, in prepaid assets of $0.7 million and in other non-current assets of $0.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $39.9 million and reflects $199.8 million for the purchase of marketable securities, $5.5 million for the acquisition of property and equipment,  partially offset by $165.5 million for the sale and redemption of marketable securities.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $122.4 million. Net cash provided by financing activities reflects $97.1 million from issuance of Common Stock under the ATM program, $30.0 million as proceeds from the Amended Purchase agreement and $1.5 million from exercise of stock options, partially offset by $5.0 million paid to Scioderm as contingent consideration and $1.0 million from vesting of RSUs.

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

While we generated revenue from product sales in the third quarter of 2016, in the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into the fourth quarter of 2017.

Financial Uncertainties Related to Potential Future Payments

Milestone Payments / Royalties

We acquired exclusive worldwide patent rights to develop and commercialize migalastat and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with MSSM. This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2018 in the U.S. and 2019 in Europe and Japan for monotherapy. If we develop a product for combination therapy of specific pharmacological chaperone such as migalastat plus an ERT for certain Lysosomal Storage Disorders such as Fabry disease and a patent issues from the pending MSSM applications covering such a combination therapy(ies) expiration for the combination product(s) will be 2024. Under this agreement, to date we have paid no upfront or annual license fees and have no milestone or future payments other than royalties on net sales.

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

In November 2013, we entered into the Revised Agreement with GlaxoSmithKline (“GSK”), pursuant to which we have obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the Expanded Agreement entered into between us and GSK in July 2012. Under the terms of the Revised Agreement, there was no upfront payment from us to GSK. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. In addition, because we reacquired worldwide rights to migalastat, we are no longer eligible to receive any milestones or royalties we would have been eligible to receive under the Original Collaboration Agreement.  We will owe royalties to MSSM in addition to those owed to GSK.

As part of the merger agreement with Scioderm, we have agreed to pay up to an additional $361 million to Scioderm stockholders, option holders, and warrant holders upon achievement of certain clinical and regulatory milestones, and $257 million to Scioderm stockholders, option holders, and warrant holders upon achievement of certain sales milestones. If SD-101 is approved, EB qualifies as a rare pediatric disease and we will request a Priority Review Voucher.  If the Priority Review Voucher is obtained and subsequently sold, we will pay Scioderm stockholders, option holders and warrant holders the lesser of $100 million in the aggregate or 50% of the proceeds of such sale. In April 2016, while the total clinical and regulatory approval milestone payments remain unchanged at $361 million, the allocation between the clinical and regulatory approval milestone payments were revised as follows: clinical milestones of up to $81 million and regulatory approval milestones of up to $280 million.  The commercial milestone payments of up to $257 million remained unchanged. During the second quarter of 2016, we reached the first event based milestone for Scioderm, which was the 50% enrollment of patients in the phase 3 study. The milestone payment for this event was $5.0 million which was paid in cash during the second quarter of 2016.

As part of the acquisition of Callidus, we will be obligated to make additional payments to the former stockholders of Callidus upon the achievement by the Company of certain clinical milestones of up to $35 million and regulatory approval milestones of up to $105 million as set forth in the merger agreement, provided that the aggregate consideration shall not exceed $130 million. We may, at our election, satisfy certain milestone payments identified in the merger agreement aggregating $40 million in shares of our Common Stock (calculated based on a price per share equal to the average of the last closing bid price per share for the Common Stock on The NASDAQ Global Select Market for the ten trading days immediately preceding the date of payment).  The milestone payments not permitted to be satisfied in Common Stock (as well as any payments that the  we are permitted to, but choose not to, satisfy in Common Stock), as a result of the terms of the merger agreement, the rules of The NASDAQ Global Select Market, or otherwise, will be paid in cash. During the second quarter of 2016, we reached the first clinical milestone for Callidus, which was the dosing of the first patient in a Phase 1 or 2 study. The milestone payment for this event was $6.0 million which was paid in the Company’s stock during the second quarter of 2016.

As part of the acquisition of MiaMed, we will be obligated to make additional payments to the former stockholders of MiaMed upon the achievement by the Company of certain clinical milestones of up to $8 million, regulatory approval milestones of up to $10 million, and commercial milestones up to $65 million. Any milestone payment may be satisfied in cash, shares of Common Stock, or a combination of both. The milestone payments not permitted to be satisfied in Common Stock (as well as any payments that the  we are permitted to, but choose not to, satisfy in Common Stock), as a result of the terms of the merger agreement, the rules of The NASDAQ Global Select Market, or otherwise, will be paid in cash. No milestone payments in connection with the acquisition of MiaMed have been paid.

To date, we have not made any royalty payments on sales of our products, however, we expect that royalty payments to MSSM and GSK will be made starting in the fourth quarter of 2016.

Recent Accounting Pronouncements

Please refer to “—Note 2. Summary of Significant Accounting Policies,” in our Notes to Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. At September 30, 2016, we held $212.4 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income. At September 30, 2016, our cash, cash equivalents and available for sale securities were all due on demand or within one year. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for the District of New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat.  The plaintiffs seek, among other things, damages for purchasers of the Company’s Common Stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants. On May 26, 2016, the Court consolidated these lawsuits into a single action and appointed a lead plaintiff.  The lead plaintiff filed a Consolidated Amended Complaint on July 11, 2016.  Defendants’ motion to dismiss was fully briefed on October 28, 2016.

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

ITEM 1A.  RISK FACTORS

The following risk factors and other information included in this Quarterly Report on Form 10-Q, including our financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be carefully considered.  If any of the following risks actually occurs, our business, financial condition, operating results, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.  Investing in our common stock involves a high degree of risk.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem less significant may also impair our business operations and the market price of our common stock.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

We are an early commercial-stage pharmaceutical company. To date, we have focused on developing our first product, migalastat HCl. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Since our inception we have not generated any material revenue from product sales. Although the European Commission has granted full approval for the oral small molecule pharmacological chaperone migalastat HCl as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease (alpha-galactosidase A deficiency) and who have an amenable mutation, neither the United States Food and Drug Administration, or FDA nor any other non-EU foreign regulatory authority has granted regulatory approval to any of our product candidates, and we continue to incur significant research, development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended December 31, 2015, we reported a net loss of $132.1 million, and we had an accumulated deficit of $579.6 million at December 31, 2015.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we:

•                  continue our development and commercialization of, and seek regulatory approvals for, our product and product candidates in the United States, the European Union, and other foreign countries, as applicable;

•                  conduct additional clinical trials and/or further analysis of pre-existing clinical data to support the New Drug Application, or NDA, of migalastat HCl in the United States if required by the FDA;

•                  continue communicating with the EMA, as necessary, regarding post-marketing requirements for migalastat HCl;

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

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We currently generate no revenue from the sale of products and may never become profitable.

We began the commercial launch of our first product, migalastat HCl, in May 2016. Accordingly, we have not generated any material revenue from product sales. Our ability to generate material revenue and become profitable depends upon our ability to successfully commercialize our existing product and product candidates, or product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when any of these product candidates will generate revenue for us, if at all. Our ability to generate revenue from our current or future product and product candidates depends on a number of factors, including our ability to:

•                  successfully complete development activities and obtain regulatory approval for, and successfully commercialize, migalastat HCl;

•                  develop a commercial organization capable of sales, marketing, and distribution for migalastat HCl and any product candidates we intend to market, if we receive regulatory approval, in the countries where we have chosen to commercialize the product candidates ourselves;

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

If we require substantial additional capital to fund our operations and we fail to obtain necessary financing, we may be unable to complete the commercialization of our product and development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates, and launch and commercialize our product and product candidates for which we may receive regulatory approval, including building our own commercial organization. We believe that our existing cash and cash equivalents will be sufficient to fund our operations into 2017, including the commercialization of migalastat HCl in the EU, and the continuation of our development of our other product candidates. However, we may require substantial additional capital for the commercialization of our product and further development and commercialization of our product candidates.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts, when required or on acceptable terms, we could also be required to:

•                  significantly delay, scale back, or discontinue the development or the commercialization of our product or product candidates or one or more of our other research and development initiatives;

•                  seek collaborators for migalastat HCl or one or more of our current or future product candidates at an earlier stage than otherwise would be desirable, or on terms that are less favorable than might otherwise be available;

•                  relinquish or license on unfavorable terms our rights to our technologies, product or product candidates that we otherwise would seek to develop or commercialize ourselves; or

•                  significantly curtail operations.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•                  the costs of commercialization activities, including establishing sales, marketing, and distribution capabilities for migalastat HCl and any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;

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

•                  the outcome, timing, and cost of the regulatory approval process by the FDA, EMA, and other foreign regulatory authorities, including the potential for regulatory authorities to require that we perform more studies than those that we currently anticipate for our product and product candidates;

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

•                  the extent to which we acquire or invest in additional businesses, products, and technologies; and

•                  the cost to integrate our recent acquisitions of Scioderm, Inc., or Scioderm, and MiaMed, Inc., or MiaMed, their products and technologies into our business.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies, migalastat HCl or product candidates.

We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt, receivables, and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership. For example, stockholders may experience dilution if the holders of the warrants issued in connection with our private placement in October 2015 and February 2016 exercise their warrants. The incurrence of additional indebtedness beyond our existing indebtedness with Redmile Capital Fund, LP, or Redmile, could also result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to migalastat HCl or our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

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

We commenced operations in February 2002. Our operations to date have been limited to organizing and staffing our company, acquiring and developing our technology and undertaking preclinical studies and clinical trials of our most advanced product candidates, including our first product, migalastat HCl. We have not yet generated any material commercial sales for any of our product candidates. We have not yet demonstrated our ability to obtain global regulatory approvals (including the US), manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, because we were successful in obtaining from the European Union full approval for migalastat HCl, we will need to transition from a company with a research focus to a company capable of supporting commercial activities. We have not demonstrated an ability to commercialize a product and may not be successful in such a transition.

We may not realize all of the anticipated benefits of the acquisitions of Scioderm or MiaMed.

The success of our acquisitions of Scioderm and MiaMed will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining the businesses of our company, Scioderm and MiaMed. Our ability to realize these benefits, and the timing of this realization, depend upon a number of factors and future events, many of which we, Scioderm and MiaMed, individually or collectively, cannot control. These factors and events include:

•                  integrating Scioderm’s and MiaMed’s technology platforms into our company;

•                  reliance on the representations and warranties given by the former Scioderm management and board and former MiaMed management and board which may prove to be incomplete, inaccurate or misleading.

•                  reliance on the opinions of neutral or other third parties referred to us by the former Scioderm management and board and the former MiaMed management and board prior to the acquisitions that may prove to be incomplete, inaccurate or misleading.

•                  obtaining and maintaining intellectual property rights relating to the Scioderm and MiaMed technologies;

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

•                  maintaining new chemical entity exclusivity and/or orphan drug market exclusivity; and

•                  minimizing the diversion of management’s attention from ongoing business concerns.

Acquisitions involve risks, including inaccurate assessment of undisclosed, contingent, or other liabilities or problems. Following the completion of the mergers, the surviving corporations, which are now wholly owned subsidiaries of our company, possess not only all of the assets, but also all of the liabilities of Scioderm and MiaMed. It is possible that undisclosed, contingent, or other liabilities or problems may arise in the future of which we were previously unaware. These undisclosed liabilities could have an adverse effect on our business, financial condition, and prospects.

We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense.

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

As of December 31, 2015, we had federal and state net operating loss carry forwards, or NOLs, of approximately $406.1 million and $382.7 million, respectively. The federal carry forward will expire in 2028 through 2035. Most of the state carry forwards generated prior to 2009 expired in 2015. The remaining state carry forwards including those generated from 2009 through 2015 will expire in 2029 through 2035 due to a change in the New Jersey state law regarding the net operating loss carry forward period. Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership some of which are outside our control. We completed a detailed study of our NOLs and determined that there was not an ownership change in excess of 50%. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to our Products and the Regulatory Approval and Clinical Development of our Product Candidates

We depend heavily on the commercial success of our first product, migalastat HCl, in the EU. Moreover, if we are unable to obtain approval from the FDA or other foreign regulatory authorities, or if we are unable to commercialize migalastat HCl successfully, or experience significant delays in doing so, our business could be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of migalastat HCl for the treatment of Fabry disease. Our ability to generate material product revenues, which may not occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval, and commercialization of migalastat HCl.

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

Further, the success of migalastat HCl will depend on a number of factors, including the following:

•                  obtain a sufficiently broad label in each territory that would not unduly restrict patient access;

•                  receipt of marketing approval for migalastat HCl in the United States;

•                  building an infrastructure capable of supporting product sales, marketing, and distribution of migalastat HCl in the EU and territories where we pursue commercialization directly;

•                  establishing commercial manufacturing arrangements with third party manufacturers;

•                  establishing commercial distribution agreements with third party distributors;

•                  launching commercial sales of migalastat HCl, where approved, whether alone or in collaboration with others;

•                  acceptance of migalastat HCl, where approved, by patients, the medical community and third party payors;

•                  the regulatory approval pathway that we pursue for migalastat HCl in the U.S.;

•                  effectively competing with other therapies;

•                  a continued acceptable safety profile of migalastat HCl;

•                  obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•                  protecting our rights in our intellectual property portfolio; and

•                  obtaining a commercially viable price for our products

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize migalastat HCl, which would materially harm our business.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product or product candidates, and our ability to generate revenue will be materially impaired.

Our product and product candidates, including migalastat HCl, and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, commercialization and reimbursement are subject to comprehensive regulation by the EMA, the FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for our product candidate will prevent us from commercializing the product candidate in the jurisdiction of the regulatory authority. We have only obtained regulatory approval to market one product in one jurisdiction.

We have only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and are and will need to rely on third party contract research organizations, or CROs, to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that migalastat HCl or any of our other product candidates are not effective or only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

Obtaining approval for our product candidates is highly uncertain and we may fail to obtain regulatory approval in any or all jurisdictions. The review processes and the processes of regulatory authorities, including the FDA, are extensive, lengthy, expensive, and uncertain, and such regulatory authorities may delay, limit, or deny approval of migalastat HCl or any of our other product candidates for many reasons, including, but not limited to:

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

•                  the applicable regulatory authority may not find the data from preclinical studies and clinical trials sufficient to demonstrate that the product candidate’s clinical and other benefits outweigh its safety risks;

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

•                  the applicable regulatory authority may determine that we did not properly oversee our clinical trials or follow the regulatory authority’s advice or recommendations in designing and conducting our clinical trials;

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

We had planned, until on or about October 1, 2015 to submit an NDA for accelerated approval (Subpart H) of migalastat HCl with the FDA in the second half of 2015. Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening disease or condition that provides meaningful therapeutic benefit to patients over available treatments based upon a surrogate or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA has broad discretion over whether to grant approval based on a surrogate endpoint. The regulatory pathway for migalastat HCl is currently uncertain and we continue to confer with the FDA on the appropriate pathway. There can be no assurance of if and when we will receive guidance on the regulatory pathway or whether the FDA will accept an NDA based on existing data under either an accelerated or full approval pathway, or if accepted, whether the NDA will ultimately be approved. If the FDA refuses to accept an NDA for accelerated approval or full approval, or accepts the filing, but ultimately does not approve the NDA, the FDA may require additional Phase 3 clinical trials beyond those already completed for us to continue to seek FDA approval. If required to complete additional trials, we may choose not to complete those trials or pursue U.S. approval, or if we do, we may need to expend significantly more capital with no assurance of the success of any such clinical trial nor of the FDA’s ultimate decision regarding approval of migalastat HCl.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Each of our diseases that our lead product candidates are intended to treat are characterized by small patient populations, which could result in slow enrollment of clinical trial participants. For example, the entry criteria for our Phase 3 clinical trial in migalastat HCl for Fabry disease to support approval in the United States (Study 011) required that patients must have a genetic mutation that we believe is responsive to migalastat HCl, and may not have received ERT in the past or must have stopped treatment for at least six months prior to enrolling in the study. As a result, enrollment of the clinical trial lasted for over two years. In addition, our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. As a result, potential clinical trial sites may elect to dedicate their limited resources to participation in our competitors’ clinical trials and not ours, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

We may expend our limited resources to pursue a particular product, product candidate or indication and fail to capitalize on a product, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

We have based our research and development efforts on our Chaperone-Advanced Replacement Therapy (“CHART”) platform technologies to develop next-generation ERT products for Fabry, Pompe, and other LSDs, and on SD-101 for the treatment of EB. Notwithstanding our large investment to date and anticipated future expenditures in proprietary technologies, we have not yet developed, and may never successfully develop, any marketed drugs using this approach. As a result of pursuing the development of our product and product candidates using our proprietary technologies, we may fail to develop products or product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

In addition, while the clinical trials of our product candidates are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting product candidates. In addition, individual patient responses to the dose administered of a product candidate may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety or efficacy parameters may not yield statistical precision in estimating our product candidates’ effects on study participants. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

In addition, our product and certain of our product candidates are based on our active-site pharmacological chaperone technology. To date, we are not aware that any product based on active-site pharmacological chaperone technology has been approved by the FDA. As a result, if the FDA requires different endpoints than the endpoints we anticipate using or have used in our clinical trials, or a different analysis of those endpoints, it may be more difficult for us to obtain, or we may be delayed in obtaining, FDA approval of our product candidates. If we are not successful in commercializing any of our products or product candidates, or are significantly delayed in doing so, our business will be materially harmed.

We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA and EMA.

We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA and EMA. We have only obtained regulatory approval for one product in one jurisdiction and have only begun the process of commercializing that product. Our limited experience might prevent us from successfully designing or implementing a clinical trial for our product candidates. We have limited experience in conducting and managing the application process necessary to obtain regulatory approvals and we might not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our product candidates, or might be significantly delayed in doing so, which will materially harm our business.

We may not be able to obtain orphan drug exclusivity for our product or product candidates. If our competitors are able to obtain orphan drug exclusivity for their products that are the same drug as our product or product candidates, or can be classified as a similar medicinal product according to the EMA’s regulations, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

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

In the EU, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. For a drug such as migalastat HCl, which is composed of small molecules, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use. Obtaining orphan drug exclusivity for migalastat HCl for these indications, both in the EU and in the United States, may be important to the product candidate’s and our CHART program’s success. If a competitor obtains orphan drug exclusivity for and approval of a product with the same indication as migalastat HCl before we do and if the competitor’s product is the same drug or a similar medicinal product as ours, we could be excluded from the market for a certain period of time.

Even if we obtain orphan drug exclusivity for migalastat HCl for these indications, we may not be able to maintain it. For example, if a competitive product that is the same drug or a similar medicinal product as our product or product candidate is shown to be clinically superior to our product or product candidate, as applicable, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as our product or product candidate if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated.

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

Our product or product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or commercialization.

Undesirable side effects caused by our product or product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA, EMA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product or product candidates and generating revenues from their sale. In addition, if we or others identify undesirable side effects caused by our products or product candidates after receipt of marketing approval:

•                  regulatory authorities may require the addition of restrictive labeling statements;

•                  regulatory authorities may withdraw their approval of the product; and

•                  we may be required to change the way the product is administered or additional clinical trials are conducted.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or product candidate or could substantially increase the costs and expenses of commercializing the product or product candidate, which in turn could delay or prevent us from generating significant revenues from its sale or adversely affect our reputation.

Risks Related to the Commercialization of our Product Candidates

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product or product candidates, we may not be successful in commercializing migalastat HCl or any product candidate if and when they are approved.

We are in the process of building our sales and marketing infrastructure and have little experience in the sale and marketing of pharmaceutical products. To achieve commercial success for any approved product, we must continue to develop a sales and marketing organization or outsource these functions to third parties. We plan to establish our own sales and marketing capabilities and to promote migalastat HCl in the EU with a targeted sales force, and to do the same in the United States if and when migalastat HCl or any other product candidate is approved in the United States. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize migalastat HCl and our product candidates, if and when they are approved by regulatory authorities, including the FDA and EMA, on our own include:

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

We may also co-promote our product or product candidates in various markets with pharmaceutical and biotechnology companies in instances where we believe that a larger sales and marketing presence will expand the market or accelerate penetration. If we do enter into arrangements with third parties to perform sales and marketing services, our product revenues will be lower than if we directly sold and marketed our products and any revenues received under such arrangements will depend on the skills and efforts of others.

We may not be successful in entering into distribution arrangements and marketing alliances with third parties. Our failure to enter into these arrangements on favorable terms could delay or impair our ability to commercialize our product and product candidates and could increase our costs of commercialization. Dependence on distribution arrangements and marketing alliances to commercialize our products and product candidates will subject us to a number of risks, including:

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

If the market opportunities for our product or product candidates are smaller than we believe they are, then our revenues may be adversely affected and our business may suffer.

Each of the diseases that our product and most advanced product candidates are being developed to address is rare. Our projections of both the number of people who have these diseases, as well as the subset of People with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates.

Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. In addition, as new studies are performed the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of Fabry disease, EB or Pompe disease in the study populations, particularly in these newer studies, accurately reflects the prevalence of these diseases in the broader world population. If our estimates of the prevalence of Fabry disease, EB or Pompe disease, or of the number of patients who may benefit from treatment with our product candidates prove to be incorrect, the market opportunities for our product and product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer.

Migalastat HCl or any of our product candidates that receive regulatory approval may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success.

Migalastat HCl and any of our other products or product candidates that receive regulatory approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•                  the efficacy and potential advantages compared to alternative treatments;

•                  the prevalence and severity of any side effects;

•                  the ability to offer our product and product candidates for sale at competitive prices;

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

Our ability to negotiate, secure and maintain third party coverage and reimbursement may be affected by political, economic and regulatory developments in the United States, the EU and other jurisdictions. Governments continue to impose cost containment measures, and third party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of migalastat HCl or any of our product candidates that receive marketing approval.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product or product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of lysosomal storage disorders, including Fabry disease. These products include Sanofi Aventis’ Fabrazyme® and Shire plc’s Replagal®. In addition, Sanofi markets and sells Myozyme® and Lumizyme® for the treatment of Pompe disease. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties, including Biomarin Pharmaceutical’s BMN-701, an ERT in Phase 2/3 development for Pompe disease. Birken AG has completed a Phase 2 trial with Oleogel-S10 for the treatment of EB.

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

Migalastat HCl, and any of our other products or product candidates that are approved for commercialization in the EU, or in other foreign countries, are or will be subject to additional risks related to international operations or entering into international business relationships, including:

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

The regulations and practices that govern marketing approvals, pricing, commercialization, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries, including almost all of the member states of the European Economic Area, require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, including the European market, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact any revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the applicable regulatory authority. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. In the EU, reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. In addition, in the EU, for medicines authorized by the Centralised Authorisation Procedure, an authorized trader, such as a wholesaler, can purchase a medicine in one EU member state and import the product into another EU member state. This process is called “parallel distribution.” As a result, a purchaser in one EU member state may seek to import a product from another EU member state where such product is sold at a lower price. This could have a negative impact on our business, financial condition, results of operations and growth if any of our product candidates are approved in the EU.

Any product or product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties or other enforcement actions if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product or our product candidates, when and if any of them are approved.

Any product or product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. The FDA’s requirements include submissions of safety and other post-marketing information and reports, registration requirements, Current Good Manufacturing Practices, or cGMP, requirements relating to manufacturing, quality control, quality assurance and complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to healthcare professionals and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may be subject to significant conditions of approval, including the requirement of a REMS. The FDA also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not comply with the laws governing promotion of approved drugs, we may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to civil and criminal penalties, investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our future arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, federal, state and foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:

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

•                  The U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute to defraud any healthcare benefit program or specific intent to violate it in order to have committed a violation. This statute also may impose monetary penalties on any offers or transfers of remuneration to Medicare or Medicaid beneficiaries (patients) which is likely to influence the beneficiary’s selection of particular supplier of government payable items. Similarly, the collection and use of personal health data in the EU is governed by the provisions of the Data Protection Directive. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive also imposes strict rules on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the Data Protection Directive as transposed into related national data protection laws of the EU member states may result in fines and other administrative penalties. The draft Data Protection Regulation (which, when adopted, does not require transposition into the national laws of the EU states) currently going through the legislative 10-decision process is expected to introduce new data protection requirements in the EU and substantial fines for breaches of the data protection rules. If the draft Data Protection Regulation is adopted in its current form it may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects;

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

•                  U.S. federal laws requiring drug manufacturers to report annually information related to certain payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership or investment interests held by physicians and their immediate family members, including under the federal Open Payments program, commonly known as the Sunshine Act, as well as other state and foreign laws regulating marketing activities and requiring manufacturers to report marketing expenditures, payments and other transfers of value to physicians and other healthcare providers. Similarly, payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU member states. In addition, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

•                  U.S. federal government price reporting laws, which require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs. Participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, potential liability for the failure to report such prices in an accurate and timely manner, and potentially limit our ability to offer certain marketplace discounts; and

•                  state and foreign equivalents of each of the above laws, including state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

While we do not submit claims and our customers will make the ultimate decision on how to submit claims, we may provide reimbursement guidance and support regarding migalastat HCl, and our product candidates for which we receive regulatory approval, to our customers and patients. If a government authority were to conclude that we provided improper advice to our customers and/or encouraged the submission of false claims for reimbursement, we could face action by government authorities. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Nonetheless, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of migalastat HCl or any of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates, including migalastat HCl, for which we obtain marketing approval.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Affordable Care Act revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. A significant number of provisions are not yet, or have only recently become, effective, but the Affordable Care Act is likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. We expect that the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted in the United States for uses that are not approved by the FDA as reflected in the product’s approved labeling. In particular, any labeling approved by the FDA for migalastat HCl, SD-101 or any of our other product candidates may include restrictions on use. The FDA may impose further requirements or restrictions on the distribution or use of migalastat HCl, SD-101 or any of our other product candidates as part of a REMS plan. If we receive marketing approval for migalastat HCl, SD-101 or any other product candidates, physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines and / or other penalties against companies for alleged improper promotion and has investigated and / or prosecuted several companies in relation to off-label promotion (which is a violation of Federal regulations). The FDA has also requested that certain companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed, curtailed or prohibited.

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

The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage for the commercialization of migalastat HCl and when, and if, we begin commercializing any product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or a series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our available cash and adversely affect our business.

If the FDA or other applicable regulatory authorities approve generic products with claims that compete with our product or any of our product candidates, it could reduce our sales of our product or those product candidates.

In the United States, after an NDA is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated NDA, or ANDA. The Federal Food, Drug, and Cosmetic Act, or the FD&C Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredients, dosage form, strength, route of administration, and conditions of use, or product labeling, as our product or product candidate and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product or product candidate. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our product or product candidates would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our product or product candidates.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and in certain foreign jurisdictions related to our novel technologies, product and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering this intellectual property. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.

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

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

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

Risks Related to our Dependence on Third Parties

Use of third parties to manufacture our product or product candidates may increase the risk that we will not have sufficient quantities of our product or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for clinical or commercial production of our product or product candidates. We lack the resources and the capabilities to manufacture any of our product or product candidates on a clinical or commercial scale. We currently outsource all manufacturing and packaging of our product and preclinical and clinical product candidates to third parties. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields and quality control, including stability of the product or product candidate. The occurrence of any of these problems could significantly delay our clinical trials or the commercial availability of our products.

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

We are collaborating with physicians, patient advocacy groups, foundations and government agencies in order to assist with the development of our products and each of our product candidates. We plan to pursue similar activities in future programs and plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies. We also may seek to establish collaborations for the sales, marketing and distribution of our products. If we elect to seek collaborators in the future but are unable to reach agreements with suitable collaborators, we may fail to meet our business objectives for the affected product or program. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts, if any, to establish and implement collaborations or other alternative arrangements. The terms of any collaboration or other arrangements that we establish, if any, may not be favorable to us.

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

•                  collaborators may not pursue development and commercialization of our product or product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

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

Materials necessary to manufacture our product or product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product or product candidates.

We rely on the manufacturers of our product and product candidates to purchase from third party suppliers the materials necessary to produce the compounds for our preclinical studies and clinical trials, and we rely, or will rely, on these other manufacturers for commercial distribution of our product and, if we obtain marketing approval, for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our preclinical studies and clinical trials, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop and commercialize our product candidates. If our manufacturers or we are unable to purchase these materials for commercial distribution of our product or, after regulatory approval has been obtained, our product candidates, the commercial launch of our product and product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product or product candidates.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization.

As we scale up manufacturing of our product and product candidates and conduct required stability testing, we may encounter product, packaging, equipment and process-related issues that may require refinement or resolution in order to proceed with our planned clinical trials and obtain regulatory approval for commercial marketing. In the future, we may identify impurities, which could result in increased scrutiny by regulatory authorities, delays in our clinical programs and regulatory approval, increases in our operating expenses or failure to obtain or maintain approval for our product or product candidates.

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

As of September 30, 2016, we had 241 full-time employees. As our development and commercialization strategies develop, we will need additional managerial, operational, sales, marketing, financial and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. Future growth would impose significant added responsibilities on members of management, including:

•                  managing the commercialization of migalastat HCl and any product candidates approved for marketing;

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

Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for the District of New Jersey, naming us as defendants, along with our Chief Executive Officer and, in one of the actions, our Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to the regulatory approval path for migalastat HCl. The plaintiffs seek, among other things, damages for purchases of our common stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming us and/or our officers and directors as defendants. These lawsuits have been combined into a consolidated action. This action and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain and we could be forced to expend significant resources in the defense of this suit, and we may not prevail. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot ascertain how long it may take to resolve this matter. Moreover, such litigation may impact our ability to raise future capital, which could negatively impact our product candidate development and commercialization efforts.

On or about November 2, 2015, a derivative lawsuit was filed by an Amicus shareholder purportedly on Amicus’ behalf in the Superior Court of New Jersey, Middlesex County, Chancery Division. Defendants are the individuals who serve on the Amicus Board of Directors. Amicus itself is named as a nominal defendant. Filed shortly after three purported securities class action lawsuits filed in the District of New Jersey, the derivative lawsuit alleges claims for breach of state law fiduciary duties, waste of corporate assets, and unjust enrichment based on alleged violations of the Securities Exchange Act of 1934, in connection with allegedly false and misleading statements made by Amicus related to the regulatory approval path for migalastat HCl. On February 16, 2016, the complaint was dismissed by the Court and plaintiffs have not refiled.

On or about March 3, 2016, a derivative lawsuit was filed by an Amicus shareholder purportedly on Amicus’ behalf in the Superior Court of New Jersey, Middlesex County, Chancery Division, against various officers and directors of the Company.  Amicus itself is named as a nominal defendant.  The derivative lawsuit alleges similar facts and circumstances as the three purported securities class action lawsuits described above and further alleges claims for breach of state law fiduciary duties, waste of corporate assets, unjust enrichment, abuse of control, and gross mismanagement based on allegedly false and misleading statements made by Amicus related to the regulatory approval path for migalastat HCI.  The plaintiff seeks, among other things, to require the Amicus Board to take certain actions to reform its corporate governance procedures, including greater shareholder input and a provision to permit shareholders to nominate candidates for election to the Board, along with restitution, costs of suit and attorney’s fees. The parties have entered into a stipulation to stay the time to respond to the derivative complaint until resolution of any motion to dismiss in the above-referenced securities action.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs, contract manufacturing organizations and other third parties on which we rely, we are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization of our product and our product candidate development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruptions or security breach was to result in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

•                  regulatory actions with respect to our product or product candidates or our competitors’ products or product candidates;

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

•                  the level of expenses related to our product or any of our product candidates or clinical development programs;

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

•                  other lawsuits, including a shareholder derivative action which has been brought against our officers and Directors on behalf of the Company in the Superior Court of New Jersey, Middlesex County

•                  changes in the structure of healthcare payment systems;

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

•                  the other factors described in this “Risk Factors” section.

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

As we operate in the pharmaceutical and biotechnology industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

Our common stock is listed on The NASDAQ Global Market, or NASDAQ. As a NASDAQ listed company, we are required to satisfy the continued listing requirements of NASDAQ for inclusion in the Global Market to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share and stockholders’ equity of at least $10.0 million. There can be no assurance that we will be able to maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we could face significant material adverse consequences, including:

•                  a limited availability of market quotations for our securities;

•                  reduced liquidity with respect to our securities;

•                  a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

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

We have broad discretion in the use of our cash and cash equivalents, and investors must rely on the judgment of our management regarding the use of our cash and cash equivalents. Our management may not use cash and cash equivalents in ways that ultimately increase the value of your investment. Our failure to use our cash and cash equivalents effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product and product candidates. Pending their use, we may invest our cash and cash equivalents in short-term or long-term, investment-grade, interest-bearing securities. These investments may not yield favorable returns. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of our common stock to decline.

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

The issuance of our common stock in connection with the Scioderm and MiaMed mergers could have the effect of depressing the market price for our common stock, through dilution of earnings per share or otherwise. All of the shares of common stock issued to the former security holders of Scioderm and MiaMed in connection with the closings of the mergers have been registered under the Securities Act of 1933, as amended, pursuant to automatic shelf registration statements on Form S-3 (File Nos. 333-207210 and 333-207210, as applicable) and may now be resold by the former security holders of Scioderm and MiaMed to investors in the general market.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our Common Stock for the three months ended September 30, 2016:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs

July 1, 2016 through August 31, 2016	10,695	6.37		23,878

There were no purchases of our Common Stock during the period September 1, 2016 to September 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended

3.3 (3)	Amended and Restated By-laws

10.1 (4)	Note and Warrant Purchase Agreement by and among Amicus Therapeutics, Inc., Amicus Therapeutics UK Limited and the purchasers identified on the signature pages thereto, dated as of February 19, 2016.

10.2 (5)

Joinder to and Amendment of Note and Warrant Purchase Agreement by and among Amicus Therapeutics, Inc., Amicus Therapeutics UK Limited, Amicus Therapeutics International Holding LTD and the purchasers identified on the signature pages thereto, dated as of June 30, 2016

10.3 (6)	Amendment No. 1 to the Amended and Restated Amicus Therapeutics, Inc. 2007 Equity Incentive Plan

10.4 (7)	Second Letter, dated August 22, 2016 by and between Amicus Therapeutics, Inc. and Bradley Campbell

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from this Quarterly Report on Form 10-Q for the nine months ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 5, 2015.

(2)	Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 5, 2015.

(3)	Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1.

(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2016.

(5)	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2016.

(6)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 29, 2016.

(7)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 29, 2016.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date: November 7, 2016	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2016	By:	/s/ William D. Baird III
William D. Baird III
Chief Financial Officer
(Principal Financial Officer)

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from this Quarterly Report on Form 10-Q for the nine months ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.