Form 10-K
period 2016-12-31
AMICUS THERAPEUTICS INC
filed 2017-03-01
CIK 1178879

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§22.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

         The aggregate market value of the 99,320,855 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on The NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2016) was approximately $542,291,868. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 10% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

         As of February 15, 2017, there were 194,824,362 shares of common stock outstanding.

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

  •
  the future results of on-going preclinical research and later clinical trials for cyclin-dependent kinase-like 5 ("CDKL5"), including our ability to obtain regulatory approvals and commercialize CDKL5 and obtain market acceptance for CDKL5;

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

  •
  our ability to obtain market acceptance of migalastat HCl in the European Union (the "EU");

  •
  the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

  •
  the extent to which we acquire or invest in businesses, products and technologies;

  •
  our ability to successfully integrate our recent acquisitions of Scioderm, Inc. ("Scioderm") and MiaMed, Inc. ("MiaMed") and their products and technologies into our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected; and

  •
  our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.

        We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-

looking statements we make. We have included important factors in the cautionary statements included in this annual report on Form 10-K, particularly in Part I, Item 1A "Risk Factors" that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.

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

        Also in the pipeline, SD-101 is a product candidate in late-stage development, as a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis Bullosa ("EB"). We are also leveraging our Chaperone-Advanced Replacement Therapy ("CHART™") platform technologies to develop novel ERT products for Pompe disease, Fabry disease, and potentially other lysosomal storage disorders ("LSDs"). We are also investigating preclinical and discovery programs in other rare and devastating diseases including cyclin-dependent kinase-like 5 ("CDKL5") deficiency. We believe that our platform technologies and our product pipeline uniquely position us at the forefront of advanced therapies to treat a range of devastating rare and orphan diseases.

Our Strategy

        Our strategy is to internally develop or acquire first-in-class or potentially best-in-class therapies that have the potential to provide significant benefits for individuals living with rare and devastating diseases. We intend to leverage our global capabilities to develop and commercialize our robust pipeline. During 2016, we made significant progress toward fulfilling our vision to build a leading global biotechnology company focused on rare and devastating diseases:

  •
  Global capabilities.  We have established European headquarters in the United Kingdom ("UK") and are building a world-class global commercial infrastructure, with key leadership in place to support the international launch of migalastat HCl.

  •
  Commercial success.  We received full approval in the EU of Galafold ("migalastat HCl") and commenced the commercial launch in Germany on May 30, 2016. We have achieved success with reimbursement in several EU member states and through our expanded access programs ("EAPs") and we continue to advance additional regulatory submissions worldwide.

  •
  Pompe clinical study.  We have reported positive preliminary data from a clinical study to evaluate Pompe disease patients treated with our novel treatment paradigm ATB200/AT2221.

  •
  Late-stage product development.  We continue to investigate SD-101, a proprietary topical cream for all major types of EB, in a single Phase 3 registration study that we hope will support global applications for approval in a number of countries. SD-101 has been granted Breakthrough Therapy designation by the U.S. Food and Drug Administration ("FDA").

  •
  Patient-centricity.  We continue to focus on our patient advocacy, which has always been a critical component of the values of our corporate culture, throughout all levels of the organization. The needs of patients in the rare disease community are at the center of our inventive science, our commercial organization, and our clinical programs.

Our Product Candidates

        Our Fabry franchise strategy is to develop migalastat HCl (which we may refer to as "migalastat") for all patients with Fabry disease as a monotherapy for patients with amenable mutations and in combination with ERT for all other patients. We have completed two global Phase 3 registration studies of our lead product candidate, migalastat HCl, an orally administered small molecule pharmacological chaperone for the treatment of Fabry disease, an LSD. In May 2016, we announced that we had received full European Commission approval for migalastat HC1, under the product name Galafold™, as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation. The label includes 313 Fabry-causing mutations, which represent between 35% and 50% of patients currently diagnosed with Fabry disease. We commenced commercial shipments in the EU in the second quarter of 2016 and recognized net product sales of $5.0 million in 2016. For patients with non-amenable mutations, we are leveraging our CHART™ technology and advanced biologics capabilities to move forward with a proprietary Fabry ERT for co-formulation with migalastat HCl. Master cell banking has been completed and process development work has commenced.

        We are also in Phase 3 clinical development of a novel topical medicine, SD-101, for the treatment of the genetic connective tissue disorder EB, for which no other pharmacological therapies are currently approved. We have also initiated a clinical study in patients with Pompe disease, another LSD, to investigate our novel treatment paradigm that consists of ATB200, a uniquely engineered recombinant human acid alpha-glucosidase ("rhGAA") enzyme with an optimized carbohydrate structure to enhance uptake, co-administered with a pharmacological chaperone, AT2221, to improve activity and stability. Leveraging our biologics capabilities and platform technologies, we are also investigating preclinical and discovery programs in other rare and devastating diseases including cyclin-dependent kinase-like 5 ("CDKL5") deficiency. We believe that our platform technologies and our advanced product pipeline uniquely position us at the forefront of developing therapies to potentially address significant unmet needs for devastating rare and orphan diseases.

        On a regular basis we consider potential collaborations, alliances, and other business development opportunities to enhance our strategic plan to develop and provide therapies to patients living with rare and orphan diseases and support our continued expansion as a commercial biotechnology company. We are currently exploring opportunities for licensing migalastat to further enhance the development of the product in markets around the world.

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

        Pharmacological chaperones are small molecules designed to selectively bind to a target protein, increase its stability, and help keep it folded in the correct three-dimensional shape. For LSDs, pharmacological chaperones are designed to bind to, stabilize, and facilitate trafficking of both endogenous and exogenous enzymes to the lysosome. This important feature has allowed us to develop our personalized medicine migalastat (a monotherapy) in addition to our Chaperone-Advanced Replacement Therapy ("CHART") platform of pharmacological chaperones in combination with ERT.

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

        These defects may lead to various types of human genetic diseases, including LSDs. As monotherapy agents for LSDs, pharmacological chaperones are designed to bind to and stabilize endogenous lysosomal enzymes for proper trafficking to the lysosome, which may also alleviate the buildup of mutant proteins in the ER. Once in the lysosome, the pharmacological chaperone disassociates and the enzyme is free to break down substrate. Based on this mechanism, individuals with certain genetic mutations (amenable mutations) that result in some residual biological activity are potentially eligible for pharmacological chaperone monotherapy.

  CHART Technology Platform

        ERT is the standard of care for several LSDs, based on the intravenous infusion of recombinant or gene-activated human enzyme. The enzyme is delivered into the blood in order to be taken up by cells and then transported to the lysosome. Upon entering the lysosome, this enzyme is intended to perform the function of the absent or deficient endogenous enzyme. However, the pH in the infusion bag and in blood is higher than the enzyme's natural acidic environment in the lysosome. As a result, the infused enzyme may unfold and lose activity and may be misdirected to non-target tissues or rapidly cleared from the body. Exposure to high concentrations of infused enzymes can impact efficacy or cause adverse effects.

        Possible problems related to the instability of infused enzyme include:

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

        We are developing novel ERTs, including ERTs with significantly higher amounts of M6P for improved lysosomal targeting compared to existing ERTs. We believe that this technology to enhance drug targeting, together with our CHART platform to improve enzyme stability, may be utilized to develop a pipeline of more effective next-generation ERTs for LSDs.

Migalastat for Fabry Disease

  Overview

        Our most advanced product, migalastat, is a small molecule pharmacological chaperone for the treatment of Fabry disease that has been approved for use in the European Union ("EU") under the brand name Galafold™ as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation. Outside of the EU and Switzerland, migalastat is an investigational product.

        We have launched Galafold in Germany on a commercial basis as well as in select other European markets through reimbursed EAPs. We are currently pursuing the country-by-country pricing and reimbursement process in the EU member states. We expect to launch Galafold in additional EU member states during 2017 as we secure final pricing and reimbursement. Outside of the EU, Galafold has been approved in Switzerland and we have regulatory submissions under review in additional territories including Canada and Australia. We are targeting a first half 2017 regulatory submission (Japanese New Drug Application, or J-NDA) in Japan.

        As an orally administered monotherapy, migalastat is designed to bind to and stabilize an endogenous alpha-galactosidase A ("alpha-Gal A") enzyme in those patients with genetic mutations identified as amenable in a GLP cell-based amenability assay. We are also developing the use of migalastat in combination with a novel Fabry ERT for patients who have non-amenable genetic mutations.

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

        We have completed two Phase 3 global registration studies of migalastat monotherapy. We have reported Phase 3 data in both treatment-naïve patients ("Study 011") and ERT-switch patients ("Study 012"). Results from these studies have shown that treatment with migalastat results in reductions in disease substrate, stability of kidney function, reductions in cardiac mass, and improvement in gastrointestinal symptoms in patients with amenable mutations in a validated GLP amenability assay.

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

  Clinical Manifestations of Fabry Disease

        Fabry disease is an X-linked disease caused by mutations in the GLA gene, which encodes the alpha-Gal A enzyme. These mutations can cause alpha-Gal A to be either absent or deficient. When alpha-Gal A is absent or deficient the substrates, GL-3 and lyso-Gb3 accumulate, leading to damage of cells within affected parts of the individual's body and causing the various pathologies seen in Fabry disease.

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

        People with Fabry disease are generally categorized in a spectrum of disease severity from a classic onset form to a more attenuated, late-onset onset form of the disease. Heterozygous females can experience a variable presentation, ranging from asymptomatic or mild symptoms, to symptoms that are just as severe as those experienced by male patients. All Fabry disease is progressive and leads to organ damage regardless of the time of symptom onset.

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

  •
  Epithelial cells: cornea, lens, airway

  •
  Perithelial cells: small intestine, colon, and rectum

  •
  Ganglion cells

        Individuals with Fabry disease may experience a shorter lifespan compared with the general population. Lifespans for people with Fabry disease may be shortened to approximately 50 years for men and 70 for women — 20-, and 10-year reductions, respectively. Cardiovascular disease is the most common cause of death for both men and women.

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

        We also believe that many types of genetic mutations may result in misfolded alpha-Gal A and therefore may also respond to treatment with monotherapy migalastat. Based on this, we believe that approximately 35-50% of the Fabry disease patient population may benefit from treatment with migalastat as a monotherapy. However, the entire Fabry disease patient population has the potential to benefit from migalastat in combination with ERT.

        We expect that as awareness of late-onset symptoms of Fabry disease grows, the number of patients diagnosed with the disease will increase. Increased awareness of Fabry disease, particularly for specialists not accustomed to treating Fabry disease patients, may lead to increased testing and diagnosis of patients with the disease.

  Existing Products for the Treatment of Fabry Disease

        Currently, two ERT products are approved for the treatment of Fabry disease: agalsidase beta and agalsidase alfa. Agalsidase beta is approved globally (conditionally in the U.S.) and commercialized by Sanofi Aventis through Genzyme Corporation, while agalsidase alfa is commercialized by Shire and approved in the EU and other countries but not in the U.S. Orphan drug exclusivity for both agalsidase beta and agalsidase alfa has expired in the EU and for agalsidase beta in the U.S. as well. The net product sales of agalsidase beta and agalsidase alfa for 2016 were approximately $747 million as publicly reported by Sanofi Aventis, and $453 million as publicly reported by Shire, respectively.

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

        The proposed mechanism of action ("MoA") of SD-101 is multifaceted to impact inflammatory response, promote the formation of epithelial and granulation tissue, loosen protein bridges (desmosomes) that hold together hyperkeratinized cells (e.g.in calluses), and has demonstrated direct bactericidal action in vitro (Margraf and Covey 1977; Meixell and Mecca 1966; Settle 1969; Flesch 1958; Fisher 1981; Cajkovac et al., 1992; Medda 1976).

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

        Following the completion of the Phase 2a study and subsequent interactions with the FDA, a Phase 2b study (SD-003) was conducted to further investigate SD-101 in 48 patients with all major EB types. The Phase 2b study was a multicenter, three-arm study that included an arm with a higher concentration of SD-101 (6%), an arm with the 3% concentration that was previously evalulated in the Phase 2a study, and a placebo arm. Patients with smaller wounds than the ones on patients in the Phase 2a study, at least 5 cm2 in size, were eligible for enrollment. Complete wound healing at month one (primary endpoint) was found for 41% (n=17), 38% (n=16), and 53% (n=15) for placebo, SD-101 3%, and SD-101 6% patients, respectively. In the month two Intent to Treat ("ITT") population, complete wound healing was found for 41% (n=17), 44% (n=16), and 60% (n=15) for placebo, SD-101 3%, and SD-101 6% patients, respectively. In post hoc analyses (month two; evaluable population), complete wound healing was found for 41% (n=17) , 44% (n=16), 82% (n=11) of placebo, SD-101 3%, and SD-101 6% patients, respectively (unadjusted p=0.04 for SD 101 6% versus placebo). The treatment effect for SD-101 6% was sustained at month three.

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

  SD-101 for EB: Phase 3 Registration-directed Study (SD-005)

        A Phase 3 registration-directed study, SD-005, was initiated in March of 2015. SD-005 is a randomized, double-blind, placebo-controlled study being conducted at multiple sites worldwide that is designed to evaluate the safety and efficacy of SD-101 6% in up to 150 patients with the four major types of EB, who are at least one-month old. Participants will be randomized 1:1 to two treatment groups receiving either SD-101 6% or placebo applied over their entire body once daily for three months.

        The primary efficacy endpoints will be evaluation of closure of a selected target wound and time to wound closure. In addition, changes in full-body wound, lesion coverage, and patient/caregiver reported itching and pain will be assessed. Investigators will also assess safety. An open-label extension trial, SD-006, which will evaluate long-term safety, will be offered to patients completing SD-005.

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

  SD-101 for EB: Regulatory Pathway

        SD-101 was one of the first therapies to receive Breakthrough Therapy designation by the FDA in 2013, following the completion of the Phase 2a initial human proof of concept study. The FDA and EMA each have also reviewed the Phase 2b study results. Based on the currently available data and communications with FDA and EMA, we believe that the global regulatory pathway forward for SD-101 will require a single Phase 3 registration-directed study. The FDA agreed to a rolling NDA in the U.S., which was initiated in the fourth quarter of 2015. Following the Phase 2b study, our Paediatric Committee of the EMA has issued a positive opinion on our Paediatric Investigation Plan ("PIP") for SD-101. A PIP is part of the EMA approval process and must be accepted prior to a submission of an MAA in the EU. Results from the Phase 3 study are anticipated in mid-2016 to support marketing applications for SD-101 in the U.S., EU, and other regions.

        We held a series of discussions with the Dermatology Division of the U.S. FDA regarding proposed revisions to the statistical analysis plan while remaining blinded to the Phase 3 SD-005 study. Based on conversations with FDA and written communication received from the agency, the FDA has agreed to our proposed revisions. Importantly, the FDA agreed that "Time to Target Wound Closure" may be elevated to a co-primary endpoint. We are currently in the process of finalizing the revised Statistical Analysis Plan ("SAP") with the FDA.

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

        EBS accounts for the majority of these cases, with DEB the next most common form. JEB is less prevalent and Kindler is the rarest of the four. These types of EB are defined by the precise ultra-structural level of the skin, which splits and blisters.

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

  EB Development Landscape

        SD-101 is the first investigational pharmaceutical therapy for EB to enter Phase 3 clinical studies and is the one of the few therapies in development to address all major types of EB. Several therapies across treatment modalities are in earlier stages of development and focused on addressing specific types of the disease.

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

        In preclinical studies, ATB200 demonstrated greater tissue enzyme levels and further substrate reduction compared to the currently approved ERT for Pompe disease (alglucosidase alfa), which were further improved with the addition of a chaperone. In 2013, we completed a Phase 2 safety and pharmacokinetics study (Study 010) that investigated single, ascending oral doses of a pharmacological chaperone co-administered with alglucosidase alfa or rhGAA enzyme marketed by Genzyme, in patients with Pompe disease. Each patient received one infusion of ERT alone, and then a single oral dose of the pharmacological chaperone just prior to the next ERT infusion. Results from this study showed an increase in acid alpha glucosidase ("GAA") enzyme activity in plasma and muscle when co-administered compared to ERT alone.

        The pharmacological chaperone, AT2221 is not an active ingredient that contributes directly to GAA substrate reduction but instead acts to stabilize ATB200. The small molecule pharmacological chaperone AT2221 binds and stabilizes ATB200 to improve the uptake of active enzyme in key disease-relevant tissues, resulting in increased clearance of accumulated substrate, glycogen.

        We are currently conducting a Phase 1/2 clinical study ATB200-02 to investigate our novel Pompe treatment paradigm in Pompe patients.

ATB200-02 Clinical Study — Design and Objectives

        Primary objectives: to evaluate safety, tolerability, pharmacokinetics (PK), and pharmacodynamics (PD) of ATB200/AT2221

        Study duration: 18-week primary treatment period followed by a long-term extension

        Patient cohorts: ambulatory ERT-switch patients (Cohort 1), non-ambulatory ERT-switch patients (Cohort 2) and ERT-naïve patients (Cohort 3). Enrolling up to ~20 total patients across all cohorts.

        Preliminary data now available:

  •
  Safety data for 13 patients through interim data analysis (maximum 36 weeks)

  •
  PK and PD (muscle biomarker and disease substrate biomarker) data for 10 patients (eight ERT-switch patients and two naïve patients)

ATB200-02 Study — Preliminary Data Highlights in Initial ERT-Switch and Naive Patients

  •
  ATB200/AT2221 safety measures (n=13) showed:

  •
  No serious adverse events (SAEs)

  •
  TEAEs were generally mild and transient

  •
  To date, ATB200/AT2221 has shown no infusion-associated reactions following 150+ infusions

  •
  Clinical PK profile was consistent with previously reported preclinical data (n=10).

  •
  Reductions observed in biomarkers of muscle damage (creatine kinase (CK) enzyme, alanine aminotransferase (ALT), and aspartate aminotransferase (AST)) in ambulatory switch patients (N=8, week 18) and naïve patients (N=2, week 4)

  •
  Reduction observed in a biomarker of glycogen substrate — Urine Hexose Tetrasaccharide (Hex4) — in all eight ERT-switch patients and both naïve patients

  Pompe Disease Background

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

Acquisitions

  MiaMed, Inc

        In July 2016, we acquired MiaMed, Inc., ("MiaMed"), which is a pre-clinical biotechnology company focused on developing protein replacement therapy for CDKL5 and related diseases. Upon closing of the transaction we paid the former holders of MiaMed's capital stock an aggregate of $6.5 million, comprised of (i) approximately $1.8 million in cash (plus MiaMed's cash and cash equivalents at closing and less any of MiaMed's unpaid third-party fees and expenses related to the transaction), and (ii) 825,603 shares of our Company's common stock. In addition, we also agreed to pay up to an additional $83.0 million in connection with the achievement of certain clinical, regulatory and commercial milestones, for a potential aggregate deal value of $89.5 million. We accounted for this transaction as an acquisition of an asset as we did not acquire any employees from MiaMed nor did we acquire any significant processes that we did not previously perform or manage.

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

  Callidus Biopharma, Inc.

        In November 2013, we entered into a merger agreement with Callidus, a privately held biotechnology company that was engaged in developing a next-generation Pompe ERT. Callidus did not have complementary technologies but their technology was complementary to our own pharmacological chaperone technology.

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

Strategic Alliances and Arrangements

        In November 2013, we entered into a Revised Agreement ("the Revised Agreement") with GlaxoSmithKline ("GSK"), pursuant to which, we obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the earlier agreement entered into between us and GSK in July 2012. Under the terms of the Revised Agreement, for migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. There was no other consideration paid to GSK as part of the Revised Agreement. In the second half of 2016, we recognized approximately $0.5 million of royalty expense under the Revised Agreement.

        We will continue to evaluate other business development opportunities as appropriate that build stockholder value and provide us with access to the financial, technical, clinical, and commercial resources necessary to develop and market pharmacological chaperone therapeutics, ERTs, skin treatments, and other technologies or products. We are exploring potential collaborations, alliances, and other business development opportunities on a regular basis. These opportunities may include the acquisition of preclinical-stage, clinical-stage, or marketed products so long as such transactions are consistent with our strategic plan to develop and provide therapies to patients living with rare and orphan diseases, and support our continued transformation from a development-stage company into a commercial biotechnology company.

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

        We own or license rights to several issued patents in the U.S., current member states of the European Patent Convention and numerous pending and issued foreign applications, which are foreign counterparts of many of our U.S. patents. We also own or license rights to several pending U.S. applications. Our patent portfolio includes patents and patent applications with claims relating to methods of increasing and/or stabilizing deficient enzyme activity to treat genetic diseases. The patent positions for migalastat, SD-101, and ATB200/AT2221 pharmacological chaperone/ERT combination therapy are described below and include both patents and patent applications we own or exclusively license:

  •
  We have an exclusive license to six issued U.S. patents that cover the use of migalastat to treat Fabry disease, as well as corresponding European, Japanese, and Canadian patents. These exclusively licensed U.S. patents relating to migalastat expire in 2018 (not including the Hatch-Waxman statutory extension, which is described below), while the European, Japanese, and Canadian patents will expire in 2019 (not including the Supplemental Protection Certificates or SPC extensions, which are described below). The patents include claims covering methods of increasing the activity of and preventing the degradation of alpha-Gal A, and methods for the treatment of Fabry disease using migalastat. In addition, we own two issued U.S. patents directed to dosing regimens with migalastat that expire in 2027 (not including any extensions), as well as a pending application which, if granted, may result in a patent that also expires in 2027 (not including any extensions). Foreign counterpart patents are issued in Australia, Europe, Hong Kong, and Japan, and foreign applications are pending in Australia, Canada, Europe, Hong Kong, Japan, and Mexico. Further, we own an issued U.S. patent directed to synthetic steps related to the commercial process for preparing migalastat, which expires in 2026, as well as issued patents in China, Europe, Hong Kong, Israel, and Japan. Foreign counterpart applications are pending in Brazil and India. We jointly own issued U.S., European, Hong Kong, and Mexican patents covering a method of determining whether male Fabry disease patients are likely to respond to treatment with migalastat which expires in 2027. We have two issued U.S. patents covering a method of treating a patient diagnosed with Fabry disease with migalastat wherein the Fabry patient has one of several alpha-Gal A mutations. These patents will expire in 2029. We also have a pending U.S. application covering a method of determining which alpha-Gal A mutations are likely to be amenable to therapy with migalastat which, if granted, will expire in 2029. Foreign counterpart patents have also been issued in Europe, Japan, Canada, Mexico, and Australia; all of which will also expire in 2029.

  •
  We have an exclusive license to pending patent applications covering the co-administration of migalastat with ERT (recombinant alpha-Gal A). Patents covering specific combinations have issued in Europe, China, India, Hong Kong, Japan, and Mexico. These issued patents will expire in 2024. Other applications from this family are pending in the U.S., Europe, Canada, Brazil, China, Hong Kong, India, Israel, Japan, and Mexico. If patents issue from these applications, expiration will be in 2024. We also own a U.S. patent application covering specific doses and dosing regimens of migalastat to treat Fabry disease in combination with ERT (recombinant alpha-Gal A) in the U.S. and foreign counterpart applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, Singapore, Taiwan, and South Africa, and issued patents in Australia and New Zealand. Any patents issuing from these applications will expire in 2032.

  •
  We own two issued U.S. patents covering a high concentration co-formulation of recombinant acid alpha-glucosidase and pharmacological chaperone, as well as pending patent applications in the U.S., Canada, Europe, Japan, Mexico, and South Korea. If patents issue from these applications, expiration will be in 2033.

  •
  We own a U.S. patent application covering a co-formulation of recombinant alpha-Gal A and migalastat. If a patent issues from this application, expiration will be in 2033. Foreign counterpart applications are pending in Canada, Europe, Hong Kong, and Taiwan.

  •
  As part of the Callidus acquisition, we acquired a portfolio of patent applications including an application series covering reagents and methods for coupling targeting peptides to recombinant lysosomal enzymes, including recombinant acid alpha-glucosidase. These applications are pending in the U.S., Europe, Japan, Brazil, Canada, China, South Korea, and other countries. If patents issue from these applications, expiration will be in 2032 to 2034 depending on the specific application. Another patent application series covers a variant recombinant beta-glucocerebrosidase. This series has issued patents in the U.S., Europe, and China, as well as pending applications in the U.S., Europe, Japan, Brazil, Canada, China, Hong Kong, and South Korea. Any patents that issue from these applications will expire in 2031. Yet another patent application series covers novel signal sequences to improve protein expression and secretion of proteins. We have issued patents in the U.S. and China, as well as pending applications in Europe, Brazil, Canada, Hong Kong, and South Korea. If patents issue from these applications, expiration will be in 2031.

  •
  Another patent application portfolio focuses on a modified lysosomal enzyme (acid alpha-glucosidase) that binds more effectively to the receptor and more potent than conventional recombinant enzymes. This is pending in the U.S., Argentina, and Taiwan currently with options to file in a number of other countries in the future. If patents issue from this series, they will expire in 2035.

  •
  As part of the Scioderm, Inc. acquisition, we acquired several U.S. patents and patent applications which cover the novel formulation of SD-101, its method of use to treat EB, and a flexible applicator for applying SD-101. Expiration of these patents and patent applications, if and when the applications issue, will be in 2019 (not including patent term extensions). Patent applications covering the novel formulation of SD-101 are pending in Europe and issued in Mexico. There are other patents and applications covering more specific formulations of SD-101 and indications other than EB. Expiration of these patents and patent applications, if and when the applications issue, will be in 2031.

  •
  As part of the acquisition of MiaMed, we acquired an exclusive worldwide license to certain patent rights held by the Università di Bologna. These patent rights include an issued U.S. patent and a pending U.S. patent application directed to novel CDKL5 fusion proteins, as well as pending counterpart patent applications in several foreign countries. Expiration of the issued U.S. patent and the patent applications, if and when the applications issue, will be in 2035.

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

        The U.S. Drug Price Competition and Patent Term Restoration Act of 1984, and amendments thereto, more commonly known as the Hatch-Waxman Act, provides for an extension of one patent, known as a Hatch-Waxman statutory extension, for each New Chemical Entity ("NCE") to compensate for a portion of the time spent in clinical development and regulatory review. However, the maximum extension is five years and the extension cannot extend the patent beyond 14 years from NDA approval. Similar extensions are available in European countries, known as SPC extensions, Japan and other countries. However, in the United States we will not know what, if any, extensions are available until a drug is approved. In addition, in the U.S., under provisions of the Best Pharmaceuticals for Children Act, we may be entitled to an additional six month period of patent protection Market Exclusivity and Orphan Drug Exclusivity, for completing pediatric clinical studies in response to an FDA issued Pediatric Written Request before said exclusivities expire.

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

        Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For migalastat in 2016, we incurred $0.1 million of royalty expense under the agreement with MSSM. Our rights with respect to these agreements to develop and commercialize migalastat may terminate, in whole or in part, if we fail to meet certain development or commercialization requirements or if we do not meet our obligations to make royalty payments.

Trademarks

        In addition to our patents and trade secrets, we own certain trademarks in the U.S. and/or abroad, including Amicus Therapeutics® and design, Amicus Assist™ and design, CHART™ and design, At the Forefront of Therapies for Rare and Orphan Diseases®, Zorblisa® and design, and Galafold™ and design. These trademarks are registered or filed with the U.S. Patent and Trademark Office and corresponding government agencies in a number of other countries.

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

Competitor	Indication	Product	Class of Product	Status	2016 Sales
in millions
Sanofi Aventis:	Fabry disease	Fabrazyme®	ERT	Marketed	$747
	Pompe disease	Myozyme®/ Lumizyme®	ERT	Marketed	$803
	Fabry disease	GZ402671	Oral GCS Inhibitor	Phase 2	N/A
	Pompe disease	GZ402666 ("neo GAA")	ERT	Phase 3	N/A
Shire:	Fabry disease	Replagal®	ERT	Marketed	$453
	Epidermolysis Bullosa (DEB Only)	SHP608	Gene Therapy / Type VII Collagen	Preclinical	N/A
Protalix Biotherapeutics	Fabry disease	PRX-102	ERT	Phase 2/3	N/A
RegeneRx Biopharmaceuticals, Inc.	Epidermolysis Bullosa (JEB & DEB)	RGN-137	Tß4 Topical Gel	Phase 2	N/A
Intercytex Ltd.	Epidermolysis Bullosa (RDEB Only)	ICX-RHY	Cell Therapy	Phase 2	N/A
Amryt	Epidermolysis Bullosa (All types)	Oleogel S10	Herbal Medicine / Triterpene	Phase 3	N/A
Castle Creek Pharma	Epidermolysis Bullosa (Simplex only)	Diacerin	Topical	Phase 2	N/A
Fibrocell	Epidermolysis Bullosa (RDEB Only)	FCX-007	Gene Therapy / Type VII Collagen	Preclinical	N/A
InMed Pharmaceuticals Ltd.	Epidermolysis Bullosa (EBS Only)	INM-750	Phytocannabinoids Topical Formulation	Phase 1/2a	N/A
Abeona Pharmaceuticals	Epidermolysis Bullosa (RDEB Only)	EB-101 (LZRSE-COL7A1)	Gene Therapy	Phase 1/2	N/A
	Epidermolysis Bullosa (All types)	EB-201 (AAV-DJCOL7A1)	Gene Editing	Preclinical	N/A
Audentes	Pompe Disease	AT982	Gene Therapy	Preclinical	N/A

Government Regulation

  FDA Approval Process

        In the U.S., biopharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, Public Health Services Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of biopharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to file a marketing application, to issue Complete Response letters or to not approve pending new drug applications (NDAs) or biologic product license applications ("BLAs"), or to issue warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, litigation, government investigation, and criminal prosecution.

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

        Clinical trials to support an NDA or BLA for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on pharmacodynamics effects and effectiveness.

        Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance, and optimum dosage, and identify common adverse effects and safety risks. If a compound demonstrates evidence of efficacy and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients over longer treatment periods, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.

        After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA for the determination of effectiveness. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. Under federal law, the submission of most NDAs and BLAs is additionally subject to a substantial application user fee; although for orphan drugs these fees are waived, and the holder of an approved NDA or BLA may also be subject to annual product and establishment user fees. These fees are typically increased annually.

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

        An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require substantial post-approval commitments or requirements to conduct additional testing and/or surveillance to monitor the drug's safety or efficacy and may impose other conditions, including distribution and labeling restrictions which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, problems are identified following initial marketing, or post-marketing commitments are not met.

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

  Accelerated Approval

        Under the FDA's accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit. This approval mechanism is provided for under 21CRF314 Subpart H and Subpart E. In this case, clinical trials are conducted in which a surrogate endpoint is used as the primary outcome for approval. A surrogate endpoint is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. This surrogate endpoint substitutes for a direct measurement of how a patient feels, functions, or survives and is considered reasonably likely to predict clinical benefit. Such surrogate endpoints may be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. When the Phase 4 commitment is successfully completed, the biomarker is deemed to be a surrogate endpoint. Failure to conduct required post-approval studies or confirm a clinical benefit during post-marketing studies, could lead the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

  Section 505(b) (2) New Drug Applications

        Most drug products obtain FDA marketing approval pursuant to an NDA, an ANDA, or a BLA. A fourth alternative is a special type of NDA, commonly referred to as a Section 505(b) (2) NDA, which enables the applicant to rely, in part, on the safety and efficacy data of an existing product, or published literature, in support of its application.

        505(b) (2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the submission of a NDA for which at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon certain preclinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b) (2) applicant.

        To the extent that the Section 505(b) (2) applicant is relying on studies conducted for an already-approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent as an ANDA applicant. Thus approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of an NCE, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph 4 certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

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

        To obtain regulatory approval of an orphan drug under EU regulatory systems, we are mandated to submit MAAs in Centralized Procedure. The centralized procedure, which came into operation in 1995, allows applicants to obtain a marketing authorization that is valid throughout the EU. It is compulsory for medicinal products manufactured using biotechnological processes, for orphan medicinal products and for human products containing a new active substance which was not authorized in the Community before 20 May 2004 (date of entry into force of Regulation (EC) No 726/2004) and which are intended for the treatment of AIDS, cancer, neurodegenerative disorder or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the Community before 20 May 2004 or for products which constitute a significant therapeutic, scientific or technical innovation or for which a Community authorization is in the interests of patients at Community level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the European Medicines Agency, to be assessed by the Committee for Medicinal Products for Human Use ("CHMP"). The procedure results in a Commission decision, which is valid in all EU Member States. Centrally-authorized products may be marketed in all Member States. Centralized procedure: Full copies of the MA application are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA's assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur is therefore the privileged interlocutor of the applicant and continues to play this role, even after the MA has been granted.

        The rapporteur and co-rapporteur then assess the applicant's replies, submit them for discussion to the CHMP and, taking into account the conclusions of this debate, prepare a final assessment report. Once the evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the authorization. When the opinion is favorable, it shall include the draft summary of the product's characteristics, the package leaflet and the texts proposed for the various packaging materials. The time limit for the evaluation procedure is 210 days. The EMA then has fifteen days to forward its opinion to the Commission. This is the start of the second phase of the procedure: the decision-making process. The Agency sends to the Commission its opinion and assessment report, together with annexes containing: the SmPC (Annex 1); the particulars of the MAH responsible for batch release, the particulars of the manufacturer of the active substance and the conditions of the marketing authorization (Annex 2); and the labelling and the package leaflet (Annex 3). The annexes are translated into the 22 other official languages of the EU. During the decision-making process, the Commission services verify that the marketing authorization complies with Union law. The Commission has fifteen days to prepare a draft decision. The medicinal product is assigned a Community registration number, which will be placed on its packaging if the marketing authorization is granted. During this period, various Commission directorates-general are consulted on the draft marketing authorization decision.

        The draft decision is then sent to the Standing Committee on Medicinal Products for Human Use, (Member States have one representative each in both of these committees) for their opinions. The Centralized Procedure, which is compulsory for medicines produced by certain biotechnological processes and optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. The Decentralized Procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state's assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

        We have obtained an orphan medicinal product designation in the EU from the EMA for migalastat for the treatment of Fabry disease ("FD") and Gaucher disease ("GD") and for SD-101 for the treatment of Epidermolysis Bullosa ("EB"). Applications from persons or companies seeking "orphan medicinal product designation" for products they intend to develop for the diagnosis, prevention, or treatment of life-threatening or very serious conditions that affect not more than 5 in 10,000 persons in the EU are reviewed by the Committee for Orphan Medicinal Products ("COMP").In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating, or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients.

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

        We have obtained a positive opinion for our PIP in the EU for SD-101 for the treatment of EB and for migalastat for the treatment of Fabry disease as well. In May 2016, we announced that we had received full European Commission approval for migalastat HC1, under the product name Galafold™, as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation. A pediatric investigation plan is a development plan aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All applications for marketing authorization for new medicines have to include the results of studies as described in an agreed pediatric investigation plan, unless the medicine is exempt because of a deferral or waiver. This requirement also applies when a marketing-authorization holder wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized and covered by intellectual property rights. Several rewards and incentives for the development of pediatric medicines for children are available in the EU. Medicines authorized across the EU with the results of studies from a pediatric investigation plan included in the product information are eligible for an extension of their supplementary protection certificate by six months. This is the case even when the studies' results are negative. For orphan medicines, the incentive is an additional two years of market exclusivity. Scientific advice and protocol assistance at the Agency are free of charge for questions relating to the development of pediatric medicines. Medicines developed specifically for children that are already authorized but are not protected by a patent or supplementary protection certificate are eligible for a pediatric-use marketing authorization ("PUMA"). If a PUMA is granted, the product will benefit from 10 years of market protection as an incentive.

        GSK obtained orphan drug designation in Japan for migalastat for the treatment of Fabry Disease. Amicus has approval of migalastat in Switzerland and has followed all their applicable regulations.

        The Ministry of Health, Labor, and Welfare, based on the opinion of the Pharmaceutical Affairs and Food Sanitation Council, grants orphan status to drugs intended to address serious illnesses with high unmet medical need that affect fewer than 50,000 patients in Japan. Orphan designation provides certain benefits and incentives, including priority review for marketing authorization and a period of 10 years of market exclusivity if the drug candidate is approved for the designated indication. Now that we have acquired the rights to migalastat in Japan, we have started the administrative process to obtain the orphan drug designation that was held by GSK.

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

Employees

        As of December 31, 2016, we had 263 full-time employees, 146 of whom were primarily engaged in research and development activities and 117 of whom provided selling and administrative services. None of our employees were represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

        We have filed applications to register certain trademarks in the U.S. and abroad, including Amicus Therapeutics® & design, At the forefront of therapies for rare and orphan diseases™, Zorblisa™, Galafold™, and Amigal™. Fabrazyme®, Myozyme®, Lumizyme®, and Replagal® are the property of their respective owners.

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

        Further, the success of migalastat HCl will depend on a number of factors, including the following:

  •
  obtaining a sufficiently broad label in each territory that would not unduly restrict patient access;

  •
  FDA and PMDA approvals for migalastat HCl;

  •
  building and maintaining an infrastructure capable of supporting product sales, marketing, and distribution of migalastat HCl in the EU and territories where we pursue commercialization directly;

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

  •
  the regulatory approval pathway that we pursue for migalastat HCl in the U.S., including whether we collect additional data on gastrointestinal (GI) symptoms in Fabry patients who have an amenable mutation and if we do collect data, whether it will be accepted by FDA;

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

        Our product and product candidates, including migalastat HCl, and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, commercialization and reimbursement are subject to comprehensive regulation by the EMA, the FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. We have only obtained regulatory approval to market one product in the EU and Switzerland. Failure to obtain regulatory approval for our product and product candidates will prevent us from commercializing our product in jurisdictions beyond those in which we have obtained regulatory approval for our product or in any jurisdictions for our product candidates.

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

        For example, if the FDA refuses to accept an NDA for accelerated approval or full approval, or accepts the filing, but ultimately decides not to approve the NDA, we may need to complete additional

Phase 3 clinical trial(s) and may need to expend significantly more capital to pursue FDA approval of migalastat HCl, SD 101 or other product candidates. If we are required to conduct additional clinical trials or other testing of migalastat HCl, SD 101 or any other product candidate that we develop beyond those tests and trials that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may:

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

        We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Each of our diseases that our lead product candidates are intended to treat are characterized by small patient populations, which could result in slow enrollment of clinical trial participants. For example, the entry criteria for one of our Phase 3 clinical trials in migalastat HCl for Fabry disease to support approval in the United States (Study 011) required that patients must have a genetic mutation that we believe is responsive to migalastat HCl, and may not have received ERT in the past or must have stopped treatment for at least six months prior to enrolling in the study. As a result, enrollment of the clinical trial lasted for over two years. In addition, our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. As a result, potential clinical trial sites may elect to dedicate their limited resources to participation in our competitors' clinical trials and not ours, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates.

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

  The FDA has indicated that we will need to complete additional clinical trials to support the NDA, of migalastat HCl in the United States.

        We had planned, until on or about October 1, 2015 to submit an NDA for accelerated approval (Subpart H) of migalastat HCl with the FDA. Under the FDA's accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening disease or condition that provides meaningful therapeutic benefit to patients over available treatments based upon a surrogate or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA has broad discretion over whether to grant approval based on a surrogate endpoint. Following several collaborative discussions, the FDA has indicated that (i) it has concluded that the surrogate endpoint we proposed is not currently a basis for accelerated approval under Subpart H, and (ii) we will need to complete an additional clinical trial to collect additional data on GI symptoms in Fabry patients who have an amenable mutation (the "GI Study") to support the NDA of migalastat HCl in the United States. Despite these discussions, we may continue to evaluate other regulatory pathways.

        If we decide to pursue the GI Study to complete an NDA and submit a NDA for migalastat HCl, there can be no assurance that the NDA will ultimately be accepted and/or approved. If the FDA refuses to accept an NDA or accepts the filing, but ultimately does not approve the NDA, the FDA may require additional clinical trials beyond those already completed for us to continue to seek FDA approval. If required to complete additional trials, we may choose not to complete those trials or pursue U.S. approval, or if we do, we may need to expend significantly more capital with no assurance of the success of any such clinical trial nor of the FDA's ultimate decision regarding approval of migalastat HCl.

  If we do not or are not able to initiate the GI study, or if there are delays in conducting the GI study, there may be delays in obtaining required regulatory approval or required regulatory approvals of migalastat HCl may never be obtained.

        The protocol for any potential GI study has not yet been agreed with FDA. We and the FDA may not be able to agree to a protocol for the study or we may determine that a protocol acceptable to the FDA is not a study we would conduct. In addition, should we decide to conduct the GI Study, we may not be able to initiate it if we are unable to locate and enroll a sufficient number of eligible patients to participate in the study. Fabry patients who are not currently on treatment and have an amenable mutation and GI symptoms are a small patient population. We may experience slow enrollment of study participants or not be able to enroll the study with sufficient patients or experience significant delays in enrollment.

        In addition, we may choose not to pursue or complete the GI study or pursue U.S. approval, or if we do, we may need to expend significantly more capital with no assurance of the success of the GI study nor of the FDA's ultimate decision regarding approval of migalastat HCl.

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

        Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. We cannot be assured that these trials will ultimately be successful. In addition, patients may not be compliant with their dosing regimen or trial protocols or they may withdraw from the clinical trial at any time for any reason. For example, we recently reported preliminary data from a Phase 1/2 clinical trial of ATB200/AT2221 in Pompe disease. The preliminary data is based on a small patient sample and reported before completion of the study and therefore may not be predictive of future results, that the results of additional preliminary data or data from the completed study or any future study may not yield results that are consistent with the preliminary data presented, that we may not be able to demonstrate the safety and efficacy of ATB200/AT2221, that later study results may not support further development, or even if such later results are favorable, that we will not be able to successfully complete the development of, obtain regulatory approval for, or successfully commercialize ATB200/AT2221.

        Similarly, we previously reported favorable results from a Phase 2 trial of SD-101 in EB. However, there can be no assurance that the results from the ongoing Phase 3 trial will be favorable. Further, we remain in discussion with FDA regarding the statistical analysis plan for the Phase 3 trial results and the outcome of those discussions may not yield positive results and even if we and FDA agree on the statistical analysis plan, we may not demonstrate safety and efficacy of SD-101 and may not obtain regulatory approval of SD-101.

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

        We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA and EMA. We have only obtained regulatory approval for one product in the EU and Switzerland and are early in the process of commercializing that product. Our limited experience might prevent us from successfully designing or implementing a clinical trial for our product candidates. We have limited experience in conducting and managing the application process necessary to obtain regulatory approvals and we might not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our product candidates, or might be significantly delayed in doing so, which will materially harm our business.

  We may not be able to obtain or maintain orphan drug exclusivity for our product or product candidates. If our competitors are able to obtain orphan drug exclusivity for their products, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

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

  Failure to obtain or maintain regulatory approval in international jurisdictions would prevent us from marketing migalastat or our other products abroad.

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

        We have only recently built our sales and marketing infrastructure and have little experience in the sale and marketing of pharmaceutical products. To achieve commercial success for any approved product, we must continue to develop and maintain a sales and marketing organization or outsource these functions to third parties. We are continuing to establish our own sales and marketing capabilities and to promote migalastat HCl in the EU with a targeted sales force, and to do the same in the United States if or when migalastat HCl or any other product candidate is approved in the United States. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Similarly, if we enter into agreements with third parties, including the out licensing of our product or product candidates, we may choose to reduce or eliminate our sales and marketing operations and thereby lose our commercialization investment.

        Factors that may inhibit our efforts to commercialize migalastat HCl and our product candidates, if and when they are approved by regulatory authorities, including the FDA and EMA, on our own include:

  •
  our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

  •
  the inability of sales personnel to obtain access to adequate numbers of physicians to prescribe any future products;

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

        We may also co-promote or out license our product or product candidates in various markets with pharmaceutical and biotechnology companies in instances where we believe that a larger sales and marketing presence will expand the market or accelerate penetration. If we do enter into arrangements with third parties to perform sales and marketing services, our product revenues will be lower than if we directly sold and marketed our products and any revenues received under such arrangements will depend on the skills and efforts of others.

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

        The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product or product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of lysosomal storage disorders, including Fabry disease. These products include Sanofi Aventis' Fabrazyme® and Shire plc's Replagal®, as well as other Fabry treatment products in development. In addition, Sanofi markets and sells Myozyme® and Lumizyme® for the treatment of Pompe disease. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties for Pompe and Birken AG has completed a Phase 2 trial with Oleogel-S10 for the treatment of EB.

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

        We believe that many competitors, including academic institutions, government agencies, public and private research organizations, large pharmaceutical companies and smaller more focused companies, are attempting to develop therapies for many of our target indications. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, prosecuting intellectual property rights and marketing approved products than we do. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs or advantageous to our business. In addition, if we obtain regulatory approvals for our products, manufacturing efficiency and marketing capabilities are likely to be significant competitive factors. We currently relay on third party manufacturers for all our products and product candidates, and a limited sales force and marketing infrastructure for migalastatHCI. Further, many of our competitors have substantial resources and expertise in conducting collaborative arrangements, sourcing in-licensing arrangements, manufacturing and acquiring new business lines or businesses that are greater than our own.

  A variety of risks associated with international operations could materially adversely affect our business.

        Migalastat HCl, and any of our other product candidates that may be approved in the future for commercialization in the EU, or in other foreign countries, are or will be subject to additional risks related to international operations or entering into international business relationships, including:

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

  Following the receipt of marketing approval of our product or any product candidates, the products may become subject to unfavorable pricing regulations, third party coverage and reimbursement practices or healthcare reform initiatives, which would harm our business.

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

        Our ability to commercialize migalastat HCl or any product candidate successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the EU and U.S. healthcare industries and elsewhere is cost containment. It is currently unknown what impact, if any, the change in administration in the US will have on pricing and reimbursement. For the last several years government authorities and other third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for migalastat HCl or any product that we commercialize and, if coverage and reimbursement are available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for migalastat HCl may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third party payors are likely to impose strict requirements for reimbursement of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product for which we obtain marketing approval.

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

        Any product or product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. The FDA's requirements include submissions of safety and other post-marketing information and reports, registration requirements, Current Good Manufacturing Practices, or cGMP, requirements relating to manufacturing, quality control, quality assurance and complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to healthcare professionals and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may be subject to significant conditions of approval, including the requirement of a REMS. The FDA also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA requirements which include, among others, promotional activities, standards and regulations for direct-to-consumer advertising, promotional activities involving the internet, and industry sponsored scientific and educational activities. In general, all product promotion must be consistent with the labeling approved by the FDA for such product, contain a balanced presentation of information on the product's uses, benefits, risks, and important safety information and limitations on use, and otherwise not be false or misleading. The FDA, has very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing a company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution. Failure to comply with applicable FDA requirements and restrictions also may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice ("DOJ") or the Office of the Inspector General of the U.S. Department of Health and Human Services ("HHS") as well as state authorities. This could subject the company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes its products.

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

  Our relationships with customers, healthcare providers, patients, patient organizations and professionals and third party payors will be subject to applicable anti-kickback, fraud and abuse, anti-bribery and corruption and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

        Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our future arrangements with payors and customers may expose us to broadly applicable fraud and abuse, anti-bribery and corruption, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, federal, state and foreign healthcare laws and regulations pertaining to fraud and abuse, anti-bribery and corruption and patients' rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:

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

  •
  The U.S. federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute to defraud any healthcare benefit program or specific intent to violate it in order to have committed a violation. This statute also may impose monetary penalties on any offers or transfers of remuneration to Medicare or Medicaid beneficiaries (patients) which is likely to influence the beneficiary's selection of particular supplier of government payable items. Similarly, the collection and use of personal health data in the EU is governed by the EU General Data Protection Regulation (the "GDPR"), with many requirements mandated by the GDPR for the consent of the individuals to whom the personal data relates, the information provided to the individuals, transfer of personal data within and outside of the EU and the security and confidentiality of the personal data. Failure to comply with the requirements of the GDPR may result in substantial fines and other administrative penalties. The GDPR increases our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with theGDPR. This may be onerous and adversely affect our business, financial condition, results of operations and prospects;

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

  •
  US Foreign Corrupt Practices Act, which prohibit us and third parties working on our behalf from making payments to foreign government officials to assist in obtaining or retaining business. Specifically, the anti-bribery provisions of the FCPA prohibit the willful use of the mails or any means of instrumentality of interstate commerce corruptly in furtherance of any offer, payment, promise to pay, or authorization of the payment of money or anything of value to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to a foreign official to influence the foreign official in his or her official capacity, induce the foreign official to do or omit to do an act in violation of his or her lawful duty, or to secure any improper advantage in order to assist in obtaining or retaining business for or with, or directing business to, any person; and

  •
  state and foreign equivalents of each of the above laws, including foreign anti-bribery and corruption laws and state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

        The pricing of pharmaceutical products, in general, and specialty drugs, in particular, has also been a topic of concern in the U.S. government, including by the new administration. There can be no assurance as to how this scrutiny on pricing of pharmaceutical products will impact future pricing of our products or orphan drugs or pharmaceutical products generally.

        In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Affordable Care Act revised the definition of "average manufacturer price" for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. A significant number of provisions are not yet, or have only recently become, effective, but the Affordable Care Act is likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. We expect that the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products. Finally, there are significant ongoing efforts to modify or eliminate the ACA. It is unknown what form any such modifications or any law proposed to replace the ACA would take, and how or whether it may affect our business in the future.

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

        The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted in the United States for uses that are not approved by the FDA as reflected in the product's approved labeling. In particular, any labeling approved by the FDA for migalastat HCl, SD-101 or any of our other product candidates may include restrictions on use. The FDA may impose further requirements or restrictions on the distribution or use of migalastat HCl, SD-101 or any of our other product candidates as part of a REMS plan. If we receive marketing approval for migalastat HCl, SD-101 or any other product candidates, physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines and / or other penalties against companies for alleged improper promotion and has investigated and /

or prosecuted several companies in relation to off-label promotion. The FDA has also requested that certain companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed, curtailed or prohibited.

  Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

        We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk when we commercially sell any products that we develop, including those which may arise from misuse or malfunction of, or design flaws in, such products, whether or not such problems directly relate to the products and services we have provided. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

        The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We have increased our insurance coverage for the commercialization of migalastat HCl and may increase insurance coverage when, and if, we begin commercializing any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. On occasion, large judgments have been awarded in lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or a series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our available cash and adversely affect our business.

  If the FDA or other applicable regulatory authorities approve generic or biosimiliar products with claims that compete with our product or any of our product candidates, it could reduce our sales of our product or those product candidates.

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

        The Biologics Price Competition and Innovation Act, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act of 2010, or the ACA, Pub. L. No. 111-148 (2010). The BPCIA authorizes the FDA to approve "abbreviated" BLAs for products whose sponsors demonstrate they are "biosimilar" to reference products previously approved under BLAs. The FDA may also separately determine whether "biosimilar" products are "interchangeable" with their reference products. However, the FDA may not approve an "abbreviated" BLA for a biosimilar product until at least twelve years after the date on which the BLA for the reference product was approved. FDA approval could be further delayed if the reference products are subject to unexpired and otherwise valid patents.

        Prior to the enactment of the BPCIA, information in approved BLAs could not be relied upon by other manufacturers to establish the safety and efficacy of their products for which they were seeking FDA approval. Accordingly, if our products are approved under a BLA, other manufacturers potentially could develop and seek FDA approval of "biosimilar" products at some point in the future.

Risks Related to Our Financial Position and Need for Additional Capital

  We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

        We are an early commercial-stage pharmaceutical company. To date, we have focused on developing our first product, migalastat HCl. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Since our inception we have not generated any material revenue from product sales. Although the European Commission has granted full approval for the oral small molecule pharmacological chaperone migalastat HCl as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease (alpha-galactosidase A deficiency) and who have an amenable mutation, neither the FDA nor any other non-EU foreign regulatory authority (other than Switzerland) has granted regulatory approval to any of our product candidates, and we continue to incur significant research, development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended December 31, 2016, we have a net loss of $200.0 million, and we have an accumulated deficit of $779.6 million at December 31, 2016.

        We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we:

  •
  continue our development and commercialization of, and seek regulatory approvals for, our product and product candidates in the United States, the European Union, and other foreign countries, as applicable;

  •
  conduct additional clinical trials and/or further analysis of pre-existing clinical data to support the New Drug Application, or NDA, of migalastat HCl in the United States;

  •
  continue communicating with the EMA, as necessary, regarding post-marketing requirements and clinical trials for migalastat HCl;

  •
  continue to or initiate the regulatory submission process for marketing approval of migalastat HCl outside of the United States and EU, as applicable;

  •
  build our commercial infrastructure so that it is capable of supporting product sales, marketing and distribution of migalastat HCl in the EU and the US or other territories in which we may receive regulatory approval;

  •
  continue our ongoing Phase 3 clinical trial of SD-101 for the treatment of epidermolysis bullosa, or EB;

  •
  continue our preclinical studies and clinical trials on the use of pharmacological chaperones co-formulated or co-administered with enzyme replacement therapy, or ERT, for Fabry, Pompe, and other lysosomal storage disorders, or LSDs; and

  •
  continue our preclinical studies of and potentially conduct clinical studies of CDKL5.

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

  We currently generate no material revenue from the sale of products and may never become profitable.

        We began the commercial launch of our first product, migalastat HCl, in May 2016. Accordingly, we have not generated any material revenue from product sales. Our ability to generate material revenue and become profitable depends upon our ability to successfully commercialize our existing product and product candidates, or product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when any of these product candidates will generate revenue for us, if at all. Our ability to generate revenue from our current or future product and product candidates depends on a number of factors, including our ability to:

  •
  successfully complete development activities and obtain additional regulatory and pricing and reimbursement approvals for, and successfully commercialize, migalastat HCl;

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

  •
  successfully satisfy post-marketing requirements that the FDA, EMA, or other foreign regulatory authorities may impose if migalastat HCl or any of our other product candidates receive regulatory approval, including pediatric trials and patient registries;

  •
  successfully complete development activities, including the necessary preclinical studies and clinical trials, with respect to product candidates, including SD-101 and ATB200/ATB2221;

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

  If we require substantial additional capital to fund our operations and we fail to obtain necessary financing, we may be unable to complete the development and commercialization of our product and development and commercialization of our product candidates.

        Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates, and launch and commercialize our product and product candidates for which we may receive regulatory approval, including continuing to build our own commercial organization. We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the second half of 2018, including the commercialization of migalastat HCl in the EU, and the continuation of our development of our other product candidates. However, we may require substantial additional capital for the development and commercialization of our product and further development and commercialization of our product candidates.

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

  •
  the cost of defending any claims asserted against us;

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

        We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt, receivables, and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders' ownership. For example, stockholders may experience dilution if the holders of the convertible notes issued in connection with our private placement in December 2016 have their convertible notes converted. The incurrence of additional indebtedness beyond our existing indebtedness with the convertible note holders could also result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to migalastat HCl or our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

  Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

        On December 21, 2016, we issued $250 million aggregate principal amount of 3.00% unsecured Convertible Senior Notes due 2023 (the "Convertible Notes"), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes bear interest at a fixed rate of 3.00% per year, payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017. The Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. The Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of the Company's common stock, par value $0.01 per share ("Common Stock"), or a combination thereof and may be settled as described below.

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

  The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

        In the event the conditional conversion feature of the Convertible Notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. If one or more holders elect to convert their Convertible Notes, we have the option to settle conversions entirely in cash, in common stock or a combination thereof. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

  •
  integrating Scioderm's and MiaMed's technology platforms into our company;

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

        As of December 31, 2016, we had federal, state, and foreign net operating loss carry forwards, or NOLs, of approximately $637 million, $623 million, and $40 million respectively. The federal carry forward will expire in 2029 through 2036. Most of the state carry forwards generated prior to 2009 expired in 2015. The remaining state carry forwards including those generated from 2009 through 2016 will expire in 2029 through 2036 due to a change in the New Jersey state law regarding the net operating loss carry forward period. Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership some of which are outside our control. We completed a detailed study of our NOLs and determined that there was not an ownership change in excess of 50%. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

        We do not own or operate manufacturing facilities for clinical or commercial production of our product or product candidates. We lack the resources and the capabilities to manufacture any of our product or product candidates on a clinical or commercial scale. We currently outsource all manufacturing and packaging of our product and preclinical and clinical product candidates to third parties. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. In particular, the manufacture of our biologic product candidates, including ATB200 for Pompe are highly complex and we may encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields and quality control, including stability of the product or product candidate. The occurrence of any of these problems could significantly delay our clinical trials or the commercial availability of our products.

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

        Our reliance on these third parties for preclinical and clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, or GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register certain ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within particular timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Similar GCP and transparency requirements apply in the EU. Failure to comply with such requirements, including with respect to clinical trials conducted outside the EU and United States, can also lead regulatory authorities to refuse to take into account clinical trial data submitted as part of an MAA.

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

        We are highly dependent on John F. Crowley, our Chairman and Chief Executive Officer, Bradley L. Campbell, our President and Chief Operating Officer, and William D. Baird, III, our Chief Financial Officer. These executives each have significant pharmaceutical industry experience. The loss of the services of any of these executives might impede the achievement of our research, development and commercialization objectives and materially adversely affect our business and we may not be able to replace these executives with candidates with similar background and experience in the event of the loss of their services. We do not maintain "key person" insurance on Mr. Crowley or on any of our other executive officers.

        Recruiting and retaining qualified scientific, clinical and sales and marketing personnel will also be critical to our success. In addition, maintaining a qualified finance and legal department is key to our ability to meet our regulatory obligations as a public company and important in any potential capital raising activities. Our industry has experienced a high rate of turnover in recent years. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, particularly in New Jersey and surrounding areas. Although we believe we offer competitive salaries and benefits, we may have to increase spending in order to retain personnel. If we fail to retain our remaining qualified personnel or replace them when they leave, we may be unable to recruit replacements nor continue our development and commercialization activities.

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

        As of December 31, 2016, we had 263 full-time employees. As our development and commercialization strategies develop, we will need additional managerial, operational, sales, marketing, financial and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates and we may not be able to replace key personnel in the event of turnover. Future growth would impose significant added responsibilities on members of management, including:

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

        Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat. The plaintiffs seek, among other things, damages for purchasers of the Company's Common Stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants. On May 26, 2016, the Court consolidated these lawsuits into a single action and appointed a lead plaintiff. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 11, 2016. On August 25, 2016, the defendants filed a motion to dismiss in response to the Consolidated Amended Class Action Complaint. This motion to dismiss was fully briefed on October 28, 2016. Lead plaintiff and defendants have reached an agreement in principal to fully and finally settle all claims asserted in the Consolidated Amended Class Action Complaint. The settlement is subject to, among other things, documentation and court approval, and is expected to be fully covered by insurance.

        On or about November 2, 2015, a derivative lawsuit was filed by an Amicus shareholder purportedly on Amicus' behalf in the Superior Court of New Jersey, Middlesex County, Chancery Division, against the individuals who serve on the Amicus Board of Directors. Amicus itself was named as a nominal defendant. The derivative lawsuit alleged claims for breach of state law fiduciary duties, waste of corporate assets, and unjust enrichment based on allegedly false and misleading statements made by Amicus related to the regulatory approval path for migalastat HCl. On February 19, 2016, the complaint was dismissed by the Court and plaintiffs have not refiled.

        On or about March 3, 2016, a derivative lawsuit was filed by an Amicus shareholder purportedly on Amicus' behalf in the Superior Court of New Jersey, Middlesex County, Chancery Division, against various officers and directors of the Company. Amicus itself is named as a nominal defendant. The derivative lawsuit alleges similar facts and circumstances as the three purported securities class action lawsuits described above and further alleges claims for breach of state law fiduciary duties, waste of corporate assets, unjust enrichment, abuse of control, and gross mismanagement based on allegedly false and misleading statements made by Amicus related to the regulatory approval path for migalastat HCl. The plaintiff seeks, among other things, to require the Amicus Board to take certain actions to reform its corporate governance procedures, including greater shareholder input and a provision to permit shareholders to nominate candidates for election to the Board, along with restitution, costs of suit and attorney's fees. On February 7, 2017, the complaint was dismissed by the Court without prejudice.

        These lawsuits and any other related lawsuits are subject to inherent uncertainties and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain and we could be forced to expend significant resources in the defense of these suits, and we may not prevail.

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

  •
  manufacturing standards;

  •
  federal and state healthcare fraud and abuse laws and regulations, anti-bribery and corruption laws, and similar laws and regulations established and enforced by foreign regulatory authorities; or

  •
  laws that require the reporting of financial information or data accurately.

        In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, bribery and corruption and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material adverse effect on our business and results of operations, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.

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

        Our executive officers, directors and affiliated stockholders beneficially own shares representing approximately 38% of our common stock as of December 31, 2016. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence and control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

  •
  regulatory actions with respect to our product or product candidates or our competitors' products or product candidates;

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

  •
  changes in accounting practices;

  •
  lawsuits and other claims asserted against us;

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

  The capped call transactions may affect the value of the Convertible Notes and our common stock.

        In connection with the issuance of the Convertible Notes, we entered into capped call transactions with respect to the Convertible Notes with certain hedge counterparties. The capped call transactions will cover, subject to customary anti-dilution adjustments, the aggregate number of shares of common stock underlying the Convertible Notes and are expected generally to reduce potential dilution to the common stock upon conversion of the Convertible Notes in excess of the principal amount of such converted Convertible Notes. In connection with establishing their initial hedges of the capped call transactions, the hedge counterparties (or their affiliates) entered into various derivative transactions with respect to the common stock concurrently with, and/or purchased the common stock shortly after, the pricing of the Convertible Notes. The hedge counterparties (or their affiliates) are likely to modify their hedge positions by entering into or unwinding various derivative transactions with respect to the common stock and/or by purchasing or selling the common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during the settlement averaging period under the capped call transactions, which precedes the maturity date of the Convertible Notes, and on or around any earlier conversion date related to a conversion of the Convertible Notes). The effect, if any, of any of these transactions and activities on the market price of our common stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock, which could affect the value of the Convertible Notes and the value of our common stock, if any, that the convertible noteholders receive upon any conversion of the Convertible Notes.

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

        The issuance of our common stock in connection with the Scioderm and MiaMed acquisitions could have the effect of depressing the market price for our common stock, through dilution of earnings per share or otherwise. All of the shares of common stock issued to the former security holders of Scioderm and MiaMed in connection with the closings of the acquisitions have been registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to automatic shelf registration statements on Form S-3 (File Nos. 333-207210 and 333-212414, respectively for the Scioderm and MiaMed acquisitions) and may now be resold by the former security holders of Scioderm and MiaMed to investors in the general market.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        The following table contains information about our current significant leased properties as of December 31, 2016.

Location	Approximate Square Feet	Use	Lease expiry date
Cranbury, New Jersey	90,000	Office and laboratory	September 2025
Durham, North Carolina	5,603	Office	June 2018
Buckinghamshire, United Kingdom	9,821	Office	September 2020
Munich, Germany	4,316	Office	April 2017

        In addition to the above, we also maintain small offices in Netherland, Italy, Spain and France. We believe that our current office and laboratory facilities are adequate and suitable for our current and anticipated needs. We believe that, to the extent required, we will be able to lease or buy additional facilities at commercially reasonable rates.

Item 3.    LEGAL PROCEEDINGS.

        Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat. The plaintiffs seek, among other things, damages for purchasers of the Company's Common Stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants. On May 26, 2016, the Court consolidated these lawsuits into a single action and appointed a lead plaintiff. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 11, 2016. On August 25, 2016, the defendants filed a motion to dismiss in response to the Consolidated Amended Class Action Complaint. This motion to dismiss was fully briefed on October 28, 2016. Lead plaintiff and defendants have reached an agreement in principal to fully and finally settle all claims asserted in the Consolidated Amended Class Action Complaint. The settlement is immaterial to the Company's consolidated financial statements and is subject to, among other things, documentation and court approval. The settlement amount is expected to be fully covered under insurance.

        On or about November 2, 2015, a derivative lawsuit was filed by an Amicus shareholder purportedly on Amicus' behalf in the Superior Court of New Jersey, Middlesex County, Chancery Division, against the individuals who serve on the Amicus Board of Directors. Amicus itself was named as a nominal defendant. The derivative lawsuit alleged claims for breach of state law fiduciary duties, waste of corporate assets, and unjust enrichment based on allegedly false and misleading statements made by Amicus related to the regulatory approval path for migalastat HCl. On February 19, 2016, the complaint was dismissed by the Court and plaintiffs have not refiled.

        On or about March 3, 2016, a derivative lawsuit was filed by an Amicus shareholder purportedly on Amicus' behalf in the Superior Court of New Jersey, Middlesex County, Chancery Division, against various officers and directors of the Company. Amicus itself is named as a nominal defendant. The derivative lawsuit alleges similar facts and circumstances as the three purported securities class action lawsuits described above and further alleges claims for breach of state law fiduciary duties, waste of corporate assets, unjust enrichment, abuse of control, and gross mismanagement based on allegedly false and misleading statements made by Amicus related to the regulatory approval path for migalastat HCl. The plaintiff seeks, among other things, to require the Amicus Board to take certain actions to reform its corporate governance procedures, including greater shareholder input and a provision to permit shareholders to nominate candidates for election to the Board, along with restitution, costs of suit and attorney's fees. On February 7, 2017, the complaint was dismissed by the Court without prejudice.

        These lawsuits and any other related lawsuits are subject to inherent uncertainties and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain and we could be forced to expend significant resources in the defense of these suits, and we may not prevail.

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

	High	Low
2016
First Quarter	$9.21	$5.16
Second Quarter	$8.69	$5.00
Third Quarter	$7.94	$5.58
Fourth Quarter	$9.35	$4.53

	High	Low
2015
First Quarter	$12.46	$7.13
Second Quarter	$14.34	$10.06
Third Quarter	$18.23	$12.96
Fourth Quarter	$13.75	$5.95

        The closing price for our common stock as reported by the NASDAQ Global Market on February 13, 2017 was $6.05 per share. As of February 10, 2017, there were 43 holders of record of our common stock.

Dividends

        We have never declared or paid any dividends on our capital stock. We currently intend to retain any future earnings to finance our research and development efforts, the further development of our pharmacological chaperone technology and the expansion of our business. We do not intend to declare or pay cash dividends to our stockholders in the foreseeable future.

Recent Sales of Unregistered Securities

        We did not sell any equity securities during the fiscal year ended December 31, 2016 in transactions that were not registered under the Securities Act, other than as previously disclosed in our Current Report on Form 8-K filed with the SEC on February 22, 2016, July 1, 2016, July 6, 2016 and December 21, 2016.

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

Issuer Purchases of Equity Securities

        On December 21, 2016, the Company issued $250 million aggregate principal amount of unsecured Convertible Senior Notes due 2023 (the "Convertible Notes"), which included the exercise in full of the $25 million over-allotment option granted to the initial purchasers of the Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017. The Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. The Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of the Company's common stock or a combination thereof and may be settled as described below.

        The Convertible Notes are governed by an indenture dated December 21, 2016 (the "Indenture") by and between Amicus and Wilmington Trust, National Association, as trustee.

        Prior to the close of business on the business day immediately preceding September 15, 2023, the Notes are convertible at the option of the holders of the Notes only under certain conditions, as below:

  •
  On or after September 15, 2023, until the close of business on the second business day immediately preceding the maturity date, holders of the Notes may convert their Notes at their option at the conversion rate then in effect, irrespective of these conditions.

  •
  The Company will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at the Company's election.

        The conversion rate will initially be 163.3987 shares of Common Stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $6.12 per share of Common Stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the Notes, at its option, on or after December 19, 2020, under certain circumstances at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the Indenture).

        The net proceeds from the Note Offering were $243.1 million, after deducting fees and estimated expenses payable by the Company. The Company also used approximately $13.5 million of the net proceeds from the Note Offering to pay the cost of the capped call transactions the Company entered into in connection with the Note Offering. For additional information, see "— Note 16. Debt Instruments and Related Party Transactions" in our Notes to Consolidated Financial Statements.

        We did not repurchase any shares of our Common Stock during the year ended December 31, 2016. We have not announced any plans or programs for the repurchase of our Common Stock. However employees surrendered 136,563 shares to the Company, during the year ended December 31, 2016 at a weighted average price of $8.13 per share for the payment of the minimum tax liability withholding obligations upon the vesting of RSUs. We do not consider this a share buyback program.

Item 6.    SELECTED FINANCIAL DATA.

Statement of Operations Data (in thousands except share and per share data)

	2016	2015	2014	2013	2012
Revenue:
Net product sales	$4,958	$—	$—	$—	$—
Research revenue	—	—	1,224	363	11,591
Collaboration and milestone revenue	—	—	—	—	6,820

Total revenue	4,958	—	1,224	363	18,411

Cost of goods sold	833	—	—	—	—

Gross Profit	4,125	—	1,224	363	18,411
Operating expenses:
Research and development	104,793	76,943	47,624	41,944	50,273
Selling, general and administrative	71,151	47,269	20,717	18,893	19,364
Changes in fair value of contingent consideration payable	6,760	4,377	100	—	—
Restructuring charges	69	15	(63)	1,988	—
Depreciation and amortization	3,242	1,833	1,547	1,719	1,705

Total operating expenses	186,015	130,437	69,925	64,544	71,342
Loss from operations	(181,890)	(130,437)	(68,701)	(64,181)	(52,931)
Other income (expenses):
Interest income	1,602	929	223	174	316
Interest expense	(5,398)	(1,578)	(1,484)	(46)	(89)
Change in fair value of warrant liability	—	—	—	908	653
Loss on extinguishment of debt	(13,302)	(952)	—	—	—
Other (expense) income	(4,793)	(80)	(77)	—	21

Loss before tax benefit	(203,781)	(132,118)	(70,039)	(63,145)	(52,030)
Income tax benefit	3,739	—	1,113	3,512	3,245

Net loss	$(200,042)	$(132,118)	$(68,926)	$(59,633)	$(48,785)

Net loss per common share — basic and diluted	$(1.49)	$(1.20)	$(0.93)	$1.16	$1.07
Weighted-average common shares outstanding — basic and diluted	134,401,588	109,923,815	74,444,157	51,286,059	45,565,217

Balance Sheet Data (in thousands)

	As of December 31,
	2016	2015	2014	2013	2012
Cash and cash equivalents and marketable securities	$330,351	$214,033	$169,139	$82,000	$99,122
Working capital	229,105	142,985	134,392	77,817	95,374
Total assets	1,036,845	908,384	209,967	127,563	110,088
Total liabilities	676,694	560,550	87,789	81,812	40,868
Accumulated deficit	(779,608)	(579,566)	(447,448)	(378,522)	(318,889)
Total stockholders' equity	$360,151	$347,834	$122,178	$45,751	$69,220

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

        Also in the pipeline, SD-101 is a product candidate in late-stage development, as a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis Bullosa ("EB"). We are also leveraging our Chaperone-Advanced Replacement Therapy ("CHART™") platform technologies to develop novel ERT products for Pompe disease, Fabry disease, and potentially other lysosomal storage disorders ("LSDs"). We are also investigating preclinical and discovery programs in other rare and devastating diseases including cyclin-dependent kinase-like 5 ("CDKL5") deficiency. We believe that our platform technologies and our product pipeline uniquely position us at the forefront of advanced therapies to treat a range of devastating rare and orphan diseases.

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

Revenue Recognition

        We recognize revenue when amounts are realized or realizable and earned, which is typically upon shipment to the end customer. Revenue is considered realizable and earned when persuasive evidence an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection of the amounts due are reasonably assured and the we have no further performance obligations.

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

        Our current revenue recognition policies provide that, when a collaboration arrangement contains multiple deliverables, such as license and research and development services, we allocate revenue to each separate unit of accounting based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) its vendor specific objective evidence ("VSOE") if available, (ii) third party evidence ("TPE") if VSOE is not available, or (iii) best estimated selling price ("BESP") if neither VSOE nor TPE is available. We would establish the VSOE of selling price using the price charged for a deliverable when sold separately. The TPE of selling price would be established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The BESP would be established considering internal factors such as an internal pricing analysis or an income approach using a discounted cash flow model.

        We also considers the impact of potential future payments it makes in its role as a vendor to its customers and evaluates if these potential future payments could be a reduction of revenue from that customer. If the potential future payments to the customer are:

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

        If we determines that any potential future payments to its customers are to be considered as a reduction of revenue, it must evaluate if the total amount of revenue to be received under the arrangement is fixed and determinable. If the total amount of revenue is not fixed and determinable due to the uncertain nature of the potential future payments to the customer, then any customer payments cannot be recognized as revenue until the total arrangement consideration becomes fixed and determinable.

        The reimbursements for research and development costs under collaboration agreements that meet the criteria for revenue recognition are included in Research Revenue and the costs associated with these reimbursable amounts are included in research and development expenses.

        In order to determine the revenue recognition for contingent milestones, we evaluate the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards ("FASB") guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that (i) we determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved.

Inventories and Cost of Goods Sold

        Until regulatory approval of Galafold, we expensed all manufacturing costs of Galafold as research and development expense. Upon regulatory approval, we began capitalizing costs related to the purchase and manufacture of Galafold.

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

        Cost of goods sold includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, provisions for excess and obsolete inventory, as well as royalties payable. A portion of the inventory available for sale was expensed as research and development costs prior to regulatory approval and as such the cost of goods sold and related gross margins are not necessarily indicative of future cost of goods sold and gross margin.

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

        The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands):

	Years Ended December 31,
	2016	2015	2014
Projects
Third party direct project expenses
Monotherapy Studies
Migalastat (Fabry Disease — Phase 3)	$14,055	$16,805	$13,567
SD-101 (EB-Epidermolysis Bullosa — Phase 3)	9,530	1,240	—
Combination Studies
ATB200 + AT2221 (Pompe Disease — Phase 2)	20,548	21,003	7,478
Fabry CHART (Fabry Disease — Preclinical)	435	2,001	1,050
Neurodegenerative Diseases (Preclinical)	6,504	11	280

Total third party direct project expenses	51,072	41,060	22,375

Other project costs (1)
Personnel costs	36,624	25,659	18,366
Other costs (2)	17,097	10,224	6,883

Total other project costs	53,721	35,883	25,249

Total research and development costs	$104,793	$76,943	$47,624

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

        The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended December 31,
	2016	2015	2014
Expected stock price volatility	81.3%	75.9%	81.3%
Risk free interest rate	1.5%	1.7%	1.9%
Expected life of options (years)	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00

Restricted Stock Units ("RSUs")

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

        On December 30, 2016, the Compensation Committee approved a form of Performance-Based Restricted Stock Unit Award Agreement (the "Performance-Based RSU Agreement"), to be used for performance-based RSUs granted to participants under the Amended and Restated Amicus Therapeutics, Inc. 2007 Equity Incentive Plan, including named executive officers. Awards under the form of Performance-Based RSU Agreement will vest based on the Company meeting specified performance criteria. Vesting of the RSUs is generally subject to the participant's continuous service with the Company through a specified date. As of December 31, 2016, there were no RSUs issued under the Performance-Based RSU Agreement.

Warrants

        In October 2015, we entered into the October 2015 Purchase Agreement with Redmile, who beneficially owned approximately 6.7% of the Common Stock as of December 31, 2015, as set forth in the October 2015 Purchase Agreement, whereby we sold, on a private placement basis, (a) $50.0 million aggregate principal amount of its unsecured promissory notes and (b) 1.3 million warrants that have a term of five-years. The warrants are classified as equity and included in stockholder's equity. The fair value of the warrants were initially measured at $8.8 million using the Black-Scholes valuation model. In accordance with applicable guidance, we allocated the proceeds received based on the relative fair value of the notes and warrants, which resulted in $10.6 million being recorded as a debt discount.

        On February 19, 2016, we entered into a Note and Warrant Purchase Agreement (the "February 2016 Purchase Agreement") with Redmile Capital fund, LP and certain funds and accounts managed or advised by it (collectively referred to as "Redmile") whereby we sold, on a private placement basis, (a) $50 million aggregate principal amount of unsecured promissory notes and (b) five-year warrants to purchase up to 37 shares of our Common Stock for every $1,000 of the principal amount of notes purchased by each purchaser, for an aggregate of up to 1,850,000 shares of Common Stock issuable under the warrants. We agreed with Redmile that in full consideration of the purchase price for the notes issued under the October 2015 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purchase Agreement and we paid Redmile any unpaid interest accrued thereunder.

        On June 30, 2016, following the marketing approval for migalastat in Europe, we entered into a Joinder to and Amendment of Note and Warrant Purchase Agreement (the "Amended Purchase Agreement") with Redmile. Such amendment joined GCM Grosvenor Special Opportunities Master Fund, Ltd ("GCM") to the February 2016 Purchase Agreement. There were no changes to the previously issued debt. Pursuant to the Amended Purchase Agreement, we sold an additional $30 million unsecured promissory notes and five year warrants to purchase up to 42 shares of the our Common Stock for every $1,000 of the principal amount of additional Notes purchased, for an aggregate of up to 1,260,000 shares of Common Stock issuable under the additional warrants.

        On December 15, 2016, we entered into a Note Purchase Agreement ("Note Purchase Agreement") with GCM and RedMile, pursuant to which we agreed to prepay all outstanding principal and accrued and unpaid interest on the notes issued by the Company and held by GCM and Redmile. Such prepayment was made on December 21, 2016, which resulted in a non-cash loss of $13.3 million and is included as loss on extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2016. The Note Purchase Agreement did not cancel the warrants under the Amended Purchase Agreement described above.

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

Intangible Assets and Goodwill

        We record goodwill in a business combination when the total consideration exceeds the fair value of the net tangible and identifiable intangible assets acquired. Purchased in-process research and development is accounted for as an indefinite lived intangible asset until the underlying project is completed, at which point the intangible asset will be accounted for as a definite lived intangible asset, or abandoned, at which point the intangible asset will be written off or partially impaired. Goodwill and indefinite lived intangible assets are assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. No indicators of impairment were noted during the year ended December 31, 2016.

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

  •
  unpaid salaries, wages and benefits.

Nonqualified Cash Deferral Plan

        The Cash Deferral Plan (the "Deferral Plan") provides certain key employees and other service providers as selected by the Compensation Committee, with an opportunity to defer the receipt of such Participant's base salary, bonus and director's fees, as applicable. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code (the "Code").

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

        For the year ended December 31, 2016, we recognized a loss of $0.3 million, related to the foreign currency forward contract not designated as hedging instruments in other expense in the Consolidated Statements of Operations and the corresponding liability of $0.3 million is recorded as other current liability in the Consolidated Balance Sheets.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

        Revenue.    Net product sales were $5.0 million for the year ended December 31, 2016 due to marketing approval of Galafold granted in May 2016.

        Cost of Goods Sold.    Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net sales was 16.8% for the year ended December 31, 2016.

        Research and Development Expense.    Research and development expense was $104.8 million in 2016, representing an increase of $27.9 million or 36.3% from $76.9 million in 2015. The increase in research and development costs was primarily due to increases in clinical research costs of $11.3 million, due to the advancement and enrollment of clinical studies, primarily for EB program of $8.3 million. Also included in the research and development expenses was $6.5 million which represents a one-time expense associated with the acquisition of the CDKL5 asset. Other increases were in personnel costs of $11.0 million.

        Selling, General and Administrative Expense.    Selling, general and administrative expense was $71.2 million in 2016, an increase of $23.9 million or 50.5% from $47.3 million in 2015. The increase in 2016 was primarily from efforts to support the international activities and commercial launch of Galafold in May 2016. The increases were seen in personnel costs of $16.2 million, legal and audit fees of $3.2 million and travel related expenses of $1.7 million.

        Changes in Fair Value of Contingent Consideration Payable.    For the year ended December 31, 2016, we recorded expense of $6.8 million representing an increase of $2.4 million from the $4.4 million of expense for the year ended December 31, 2015. The change in the fair value resulted from an increase in the Scioderm contingent consideration of $8.5 million and a decrease to the Callidus contingent consideration of $6.1 million. The fair value is impacted by updates to the estimated probability of achievement, assumed timing of milestones and adjustments to the discount periods and rates.

        Depreciation.    Depreciation expense was $3.2 million in 2016, representing an increase of $1.4 million as compared to $1.8 million in 2015. Depreciation was higher due to increased asset acquisitions, resulting in a higher depreciation base in 2016.

        Interest Income.    Interest income was $1.6 million for the year ended December 31, 2016, representing an increase of $0.7 million from $0.9 million for the year ended December 31, 2015. The increase in interest income was due to the overall higher average cash and investment balances as a result of our financing transactions.

        Interest Expense.    Interest expense was $5.4 million in 2016 as compared to $1.6 million in 2015. Interest expense was higher due to the $50 million notes payable borrowed in October 2015 and the related revised agreement in February 2016, as well as the $250 million convertible debt secured in December 2016.

        Loss from Extinguishment of Debt.    We recognized a non-cash loss of $13.3 million for the year ended December 31, 2016 arising from the early extinguishment of the $80 million secured loan in the fourth quarter of 2016. For the year ended December 31, 2015, we recognized a loss of $1.0 million arising from the early extinguishment of the $15 million secured loan in the first quarter of 2015.

        Other Expense.    Other expense was $4.8 million for the year ended December 31, 2016 as compared to $0.1 million for the year ended December 31, 2015. The change was primarily from losses on foreign exchange transactions.

        Tax Benefit.    For the year ended December 31, 2016, the Company recorded an income tax benefit of $3.7 million, primarily consisting of $1.2 million from reduction in its valuation allowances to reflect the income tax associated with the gain on foreign currency translation, and $2.7 million in connection with the reduction in state tax rates in North Carolina.

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

        General and Administrative Expense.    General and administrative expense was $47.3 million in 2015, an increase of $26.6 million or 128.5% from $20.7 million in 2014. The increase was primarily due to consulting and legal fees of $10.4 million, personnel costs of $7.5 million, and recruiting fees of $2.4 million. The consulting and legal fees included $3.1 million for Scioderm acquisition-related transaction costs. Also included within the $26.6 million increase was $12.7 million related to pre-commercial organization costs.

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

        Depreciation.    Depreciation was $1.8 million in 2015, representing an increase of $0.3 million or 20% as compared to $1.5 million in 2014. Depreciation was higher due to increased asset acquisitions, resulting in a higher depreciation base, in 2015.

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

        Loss from Extinguishment of Debt:    We recognized a non-cash loss of $1.0 million for the year ended December 31, 2015 arising from the early extinguishment of the $15 million secured loan in the first quarter of 2015. No such loss was recorded in the year ended December 31, 2014.

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

Liquidity and Capital Resources

  Sources of Liquidity

        As a result of our significant research and development expenditures as well as expenditures to build a commercial organization to support the launch of Galafold, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have historically funded our operations principally through the issuance and sale of stock, collaborations, debt financings, grants and non-refundable license fees.

        On December 21, 2016, we issued $250 million aggregate principal amount of 3.00% unsecured Convertible Senior Notes due 2023 (the "Convertible Notes"), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes bear interest at a fixed rate of 3.00% per year, payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017. The Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. The net proceeds from the Note Offering were $243.1 million, after deducting fees and estimated expenses payable by the Company. The Company also used approximately $13.5 million of the net proceeds from the Note Offering to pay the cost of the capped call transactions ("Capped Call Confirmations") that the Company entered into in connection with the Note Offering.

        Beginning in April 2016 and through July 2016, we sold 15.0 million shares of Common Stock under an at-the-market ("ATM") equity program with Cowen and Company, LLC ("Cowen") acting as sales agent. Cowen was compensated at a fixed commission rate up to 3.0%. The ATM sales agreement resulted in net proceeds of $97.1 million, after Cowen's commission of $2.7 million and other expenses of $0.2 million. We have completed all sales under the ATM equity program.

        In June 2015, the Company issued a total of 19.5 million shares through a public offering at a price of $13.25 per share, with net proceeds of $243.0 million.

        In November 2014, the Company sold a total of 15.9 million shares of our common stock, par value $0.01 per share, at a public offering price of $6.50 per share. The net offering proceeds were approximately $97.2 million.

        In July 2014, the Company completed a $40 million ATM equity offering under which the Company sold shares of its common stock, par value $0.01 per shares with Cowen and Company LLC as sales agent. Under the ATM equity program the Company sold 14.3 million shares of common stock resulting in net proceeds of $38.6 million.

  Cash flows

        As of December 31, 2016, we had cash and cash equivalents and marketable securities of $330.4 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents and marketable securities, refer to "— Note 5. Cash, Money Market Funds and Marketable Securities," in our Notes to Consolidated Financial Statements.

Net Cash Used in Operating Activities

        Net cash used in operations for the year ended December 31, 2016 was $150.5 million due primarily to the net loss for the year ended December 31, 2016 of $200.0 million and was offset by increase in accounts payable and accrued expenses of $7.1 million, mainly related to program expenses and support for the commercial launch of Galafold.

        Net cash used in operations for the year ended December 31, 2015 was $100.1 million due primarily to the net loss for the year ended December 31, 2015 of $132.1 million and the change in operating assets and liabilities of $14.3 million. The change in operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $15.5 million, mainly related to program expenses and partially offset by decrease of $0.3 million in prepaid assets.

Net Cash Used in Investing Activities

        Net cash used in investing activities for the year ended December 31, 2016 was $4.5 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash used in investing activities reflects $219.9 million for the purchase of marketable securities, $6.0 million for the acquisition of property and equipment, partially offset by $221.4 million for the sale and redemption of marketable securities.

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

Net Cash Provided by Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2016 was $272.7 million. Net cash provided by financing activities reflects $97.1 million from issuance of common stock, $272.5 million from proceeds of financing arrangements, $3.0 million from exercise of stock options, partially offset by $80.2 million from payments on the secured loans and payments on capital lease arrangements, $13.5 million for capped call fees related to securing debt and $1.3 million from vesting of RSUs.

        Net cash provided by financing activities for the year ended December 31, 2015 was $290.9 million. Net cash provided by financing activities reflects $243.0 million from issuance of common stock, $50.0 million from proceeds of financing arrangement with Redmile Group, $11.2 million from exercise of stock options and $4.0 million from exercise of warrants, partially offset by $15.3 million from paying the secured loan and $2.0 million from vesting of RSUs.

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

  •
  the future results of on-going preclinical and later clinical trials for CDKL5, including our ability to obtain regulatory approvals and commercialize CDKL5 and obtain market acceptance for CDKL5;

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

  •
  our ability to obtain market acceptance of migalastat HCl in the EU;

  •
  the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

  •
  the extent to which we acquire or invest in businesses, products and technologies;

  •
  our ability to successfully integrate our recent acquisitions of Scioderm and MiaMed and their products and technologies into our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected; and

  •
  our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.

        While we generated revenue from product sales in the second half of 2016, in the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into the second half of 2018.

Financial Uncertainties Related to Potential Future Payments

  Milestone Payments / Royalties

        We acquired exclusive worldwide patent rights to develop and commercialize migalastat and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with MSSM. This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2018 in the U.S. and 2019 in Europe and Japan for monotherapy. If we develop a product for combination therapy of specific pharmacological chaperone such as migalastat plus an ERT for certain Lysosomal Storage Disorders such as Fabry disease and a patent issues from the pending MSSM applications covering such a combination therapy(ies), expiration for the combination product(s) will be 2024. Under this agreement, to date we have paid no upfront or annual license fees and have no milestone or future payments other than royalties on net sales.

        Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For migalastat in 2016, we incurred $0.1 million of royalty expense under the agreement with MSSM.

        In November 2013, we entered into the Revised Agreement with GlaxoSmithKline ("GSK"), pursuant to which we have obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the earlier agreement entered into between us and GSK in July 2012. Under the terms of the Revised Agreement, there was no upfront payment from us to GSK. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. In addition, because we reacquired worldwide rights to migalastat, we are no longer eligible to receive any milestones or royalties we would have been eligible to receive under the Original Collaboration Agreement. We will pay royalties to MSSM in addition to those owed to GSK. In the second half of 2016, we recognized approximately $0.5 million of royalty expense under the agreement with GSK.

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

        As part of the acquisition of Callidus, we will be obligated to make additional payments to the former stockholders of Callidus upon the achievement by the Company of certain clinical milestones of up to $35 million and regulatory approval milestones of up to $105 million as set forth in the merger agreement, provided that the aggregate consideration shall not exceed $130 million. We may, at our election, satisfy certain milestone payments identified in the merger agreement aggregating $40 million in shares of our Common Stock (calculated based on a price per share equal to the average of the last closing bid price per share for the Common Stock on The NASDAQ Global Select Market for the ten trading days immediately preceding the date of payment). The milestone payments not permitted to be satisfied in Common Stock (as well as any payments that the we are permitted to, but choose not to, satisfy in Common Stock), as a result of the terms of the merger agreement, the rules of The NASDAQ Global Select Market, or otherwise, will be paid in cash. During the second quarter of 2016, we reached the first clinical milestone for Callidus, which was the dosing of the first patient in a Phase 1 or 2 study. The milestone payment for this event was $6.0 million which was paid in the Company's stock during the second quarter of 2016.

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

  Contractual Obligations

        The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2016 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Operating lease obligations (2)	$20,456	$2,666	$4,904	$4,462	$8,424
Capital lease obligations, including interest (3)	844	355	489	—	—
Debt obligations, including interest (4)	302,396	7,083	15,000	15,000	265,313

Total fixed contractual obligations (1)	$323,696	$10,104	$20,393	$19,462	$273,737

(1)
This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments, timing and/or the likelihood of such payments are not known, (c) amounts, if any, that may be committed in the future to construct additional facilities, (d) agreements with clinical research organizations and other outside contractors who are partially responsible for conducting and monitoring our clinical trials for our drug candidates including migalastat. These contractual obligations are not reflected in the table above because we may terminate them without penalty, and (e) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

(2)
Represents the future payments on operating leases for the United States and international locations. For more details, refer to "— Note 12. Leases," in our Notes to Consolidated Financial Statements.

(3)
Represents the future payments of principal and interest to be made on our capital leases. These financing arrangements of $0.9 million have interest of approximately 0.2-5.7%, and lease terms of 36-48 months. For more details, refer to "— Note 12. Leases," in our Notes to Consolidated Financial Statements.

(4)
Represents the future payments of principal and interest to be made on our $250 million 3% unsecured Convertible Senior Notes due 2023 (the "Convertible Notes"). The Convertible Notes bear interest at a fixed rate of 3.00% per year, payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017 and will mature on December 15, 2023. For more details, refer to "— Note 16. Debt Instruments and Related Party Transactions," in our Notes to Consolidated Financial Statements.

        We have no other lines of credit or other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. We cannot assure you that additional debt or equity financing will be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of December 31, 2016 and 2015.

Recent Accounting Pronouncements

        Please refer to "— Note 2. Summary of Significant Accounting Policies," in our Notes to Consolidated Financial Statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. At December 31, 2016, we held $330.4 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income. At December 31, 2016, our cash, cash equivalents and available for sale securities were all due on demand or within one year. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

        We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report. This report appears on the following page.

Dated March 1, 2017

/s/ JOHN F. CROWLEY Chairman and Chief Executive Officer	/s/ WILLIAM D. BAIRD III Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Amicus Therapeutics, Inc.

        We have audited Amicus Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the "COSO criteria"). Amicus Therapeutics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on consolidated financial statements and internal control over financial reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Amicus Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amicus Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 of Amicus Therapeutics, Inc., and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Iselin, New Jersey
March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Amicus Therapeutics, Inc.

        We have audited the accompanying consolidated balance sheets of Amicus Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amicus Therapeutics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amicus Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Iselin, New Jersey
March 1, 2017

Amicus Therapeutics, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$187,026	$69,485
Investments in marketable securities	143,325	144,548
Accounts receivable	1,304	—
Inventories	3,416	—
Prepaid expenses and other current assets	4,993	2,568

Total current assets	340,064	216,601
Property and equipment, less accumulated depreciation of $12,495 and $13,353 at December 31, 2016 and 2015, respectively	9,816	6,178
In-process research & development	486,700	486,700
Goodwill	197,797	197,797
Other non-current assets	2,468	1,108

Total Assets	$1,036,845	$908,384

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, accrued expenses, and other current liabilities	$41,008	$32,216
Deferred reimbursements, current portion	13,850	—
Contingent consideration payable, current portion	56,101	41,400

Total current liabilities	110,959	73,616
Deferred reimbursements	21,906	35,756
Convertible notes	154,464	—
Due to related party	—	41,601
Contingent consideration payable	213,621	232,677
Deferred income taxes	173,771	176,219
Other non-current liability	1,973	681
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 142,691,986 shares issued and outstanding at December 31, 2016 Common stock, $.01 par value, 250,000,000 shares authorized, 125,027,034 shares issued and outstanding at December 31, 2015,	1,480	1,306
Additional paid-in capital	1,120,156	917,454
Accumulated other comprehensive loss:
Foreign currency translation adjustment, less tax benefit of $1,293 at December 31, 2016	1,945	—
Unrealized gain/ (loss) on available-for securities	102	(115)
Warrants	16,076	8,755
Accumulated deficit	(779,608)	(579,566)

Total stockholders' equity	360,151	347,834

Total Liabilities and Stockholders' Equity	$1,036,845	$908,384

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue:
Net Product Sales	$4,958	$—	$—
Research revenue	—	—	1,224

Total revenue	4,958	—	1,224
Cost of goods sold	833	—

Gross Profit	4,125	—	1,224
Operating Expenses:
Research and development	104,793	76,943	47,624
Selling, general and administrative	71,151	47,269	20,717
Changes in fair value of contingent consideration payable	6,760	4,377	100
Restructuring charges	69	15	(63)
Depreciation	3,242	1,833	1,547

Total operating expenses	186,015	130,437	69,925
Loss from operations	(181,890)	(130,437)	(68,701)
Other income (expenses):
Interest income	1,602	929	223
Interest expense	(5,398)	(1,578)	(1,484)
Loss on extinguishment of debt	(13,302)	(952)	—
Other expense	(4,793)	(80)	(77)

Loss before income tax benefit	(203,781)	(132,118)	(70,039)
Income tax benefit	3,739	—	1,113
Net loss attributable to common stockholders	$(200,042)	$(132,118)	$(68,926)

Net loss attributable to common stockholders per common share — basic and diluted	$(1.49)	$(1.20)	$(0.93)
Weighted-average common shares outstanding — basic and diluted	134,401,588	109,923,815	74,444,157

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(200,042)	$(132,118)	$(68,926)
Other comprehensive gain/ (loss):
Foreign currency translation adjustment, net of tax of $1,293	1,945	—	—
Unrealized gain/ (loss) on available-for-sale securities	217	17	(133)

Other comprehensive income/ (loss)	2,162	17	(133)

Comprehensive loss	$(197,880)	$(132,101)	$(69,059)

Amicus Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital		Other Comprehensive Gain/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Warrants
Balance at December 31, 2013	61,975,416	$679	$423,593	$—	$1	$(378,522)	$45,751

Stock issued from exercise of stock options, net	965,544	10	3,663	—	—	—	3,673
Stock issued for Callidus acquisition	2,359,593	24	(24)	—	—	—	—
Stock issued from public offering	15,927,500	159	97,010	—	—	—	97,169
Stock issued from ATM transactions	14,328,224	143	38,493	—	—	—	38,636
Stock-based compensation	—	—	6,008	—	—	—	6,008
Unrealized holding loss on available-for-sale securities	—	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	—	(68,926)	(68,926)

Balance at December 31, 2014	95,556,277	$1,015	$568,743	$—	$(132)	$(447,448)	$122,178

Stock issued from exercise of stock options, net	2,070,300	21	11,165	—	—	—	11,186
Stock issued for Scioderm acquisition	5,921,771	59	82,787	—	—	—	82,846
Stock issued for Callidus acquisition	25,762	—	—	—	—	—	—
Stock issued from financing	19,528,302	195	242,847	—	—	—	243,042
Stock issued from exercise of warrants	1,600,000	16	3,984	—	—	—	4,000
Restricted stock vesting	324,622	—	(2,044)	—	—	—	(2,044)
Warrants issued in debt financing	—	—	—	8,755	—	—	8,755
Stock-based compensation	—	—	9,972	—	—	—	9,972
Unrealized holding loss on available-for-sale securities	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	(132,118)	(132,118)

Balance at December 31, 2015	125,027,034	$1,306	$917,454	$8,755	$(115)	$(579,566)	$347,834

Stock issued from exercise of stock options, net	723,102	7	3,029	—	—	—	3,036
Stock issued from ATM transactions	14,989,027	150	96,918	—	—	—	97,068
Stock issued for MiaMed acquisition	825,603	8	4,599	—	—	—	4,607
Restricted stock tax vesting	268,425	—	(1,282)	—	—	—	(1,282)
Stock issued for contingent consideration	858,795	9	6,106	—	—	—	6,115
Receivable from investor	—	—	932	—	—	—	932
Warrants issued in debt financing	—	—	—	7,321	—	—	7,321
Equity component of the Convertible Notes issuance, net of issuance costs of $2,709	—	—	88,346	—	—	—	88,346
Premium paid for Capped Call Confirmations			(13,450)	—			(13,450)
Stock-based compensation	—	—	17,504	—	—	—	17,504
Unrealized holding gain on available-for-sale securities	—	—	—	—	217	—	217
Foreign currency translation adjustment	—	—	—	—	1,945	—	1,945
Net loss	—	—	—	—	—	(200,042)	(200,042)

Balance at December 31, 2016	142,691,986	$1,480	$1,120,156	$16,076	$2,047	$(779,608)	$360,151

Amicus Therapeutics, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(200,042)	$(132,118)	$(68,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	2,689	492	277
Depreciation	3,242	1,833	1,547
Stock-based compensation	17,504	9,972	6,008
Restructuring charges	69	15	(63)
Change in fair value of derivative liability	265	—	—
Non-cash changes in the fair value of contingent consideration payable	6,760	4,377	100
Charges to research expense for stock issued in asset acquisition	4,607	—	—
Loss on extinguishment of debt	13,302	952	—
Foreign currency remeasurement loss	3,660	—	—
Non-cash income tax benefit	(1,293)	—	—
Non-cash deferred taxes	(2,449)	—	—
Loss on disposal of assets	17	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,419)
Inventories	(3,651)
Receivable due from collaboration agreements	—	—	1,083
Prepaid expenses and other current assets	(394)	308	2,293
Other non-current assets	(1,357)	(666)	26
Account payable and accrued expenses	7,131	15,467	6,169
Non-current liabilities	825	93	(126)
Deferred reimbursements	—	(864)	(57)

Net cash used in operating activities	(150,534)	(100,139)	(51,669)
Investing activities
Sale and redemption of marketable securities	221,374	290,129	55,914
Purchases of marketable securities	(219,932)	(289,595)	(162,752)
Acquisitions, net of cash acquired	—	(141,060)	—
Purchases of property and equipment	(5,951)	(4,817)	(238)

Net cash used in investing activities	(4,509)	(145,343)	(107,076)
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	97,068	243,042	135,805
Payments of secured loan agreement	(80,000)	(15,291)	(299)
Payment of capital leases	(193)	—	—
Purchase of vested restricted stock units	(1,282)	(2,044)	—
Proceeds from exercise of stock options	3,036	11,186	3,673
Proceeds from exercise of warrants	—	4,000	—
Payment of contingent consideration	(5,000)	—	—
Proceeds from issuance of convertible senior notes, net of issuance costs	242,536	—	—
Premiums paid for Capped Call Confirmations	(13,450)	—	—
Proceeds from secured loan agreement	30,000	50,000	—

Net cash provided by financing activities	272,715	290,893	139,179

Effect of exchange rate changes on cash and cash equivalents	(131)	—	—

Net increase/(decrease) in cash and cash equivalents	117,541	45,411	(19,566)
Cash and cash equivalents at beginning of year/period	69,485	24,074	43,640

Cash and cash equivalents at end of year/period	$187,026	$69,485	$24,074

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$2,990	$605	$1,186
Contingent consideration paid in shares	$6,115	—	—
Capital expenditures funded by capital lease borrowings	$944	—	—

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements

1. Description of Business

  Corporate Information, Status of Operations, and Management Plans

        Amicus Therapeutics, Inc. (the "Company") is a global patient-focused biotechnology company engaged in the discovery, development, and commercialization of a diverse set of novel treatments for patients living with devastating rare and orphan diseases. The lead product, migalastat HCl is a small molecule that can be used as a monotherapy and in combination with enzyme replacement of therapy ("ERT") for Fabry disease.

        The Company's Fabry franchise strategy is to develop migalastat HCl (which the Company may refer to as "migalastat") for all patients with Fabry disease as a monotherapy for patients with amenable mutations and in combination with ERT for all other patients. In May 2016, the Company announced that the European Commission ("EC") had granted full approval for the oral small molecule pharmacological chaperone Galafold™ (migalastat) as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease (alpha-galactosidase A deficiency) and who have an amenable mutation. The approved label includes 313 Fabry-causing mutations, which represent up to half of all patients with Fabry disease. The Company commenced commercial shipments of Galafold in the EU in the second quarter of 2016 and recognized net product sales of $5.0 million in 2016.

        Also in the pipeline, SD-101 is a product candidate in late-stage development, as a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis Bullosa ("EB"). The Company is also leveraging its biologics and Chaperone-Advanced Replacement Therapy ("CHART™") platform technologies to develop novel ERT products for Pompe disease, Fabry disease, and potentially other lysosomal storage disorders ("LSDs"). The Company is also investigating preclinical and discovery programs in other rare and devastating diseases including cyclin-dependent kinase-like 5 ("CDKL5") deficiency. The Company believes that the platform technologies and advanced product pipeline uniquely position the Company at the forefront of advanced therapies to treat a range of devastating rare and orphan diseases.

        On December 21, 2016, the Company issued $250 million aggregate principal amount of 3.00% unsecured Convertible Senior Notes due 2023 (the "Convertible Notes"), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). Interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017. The Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. The Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of the Company's common stock, par value $0.01 per share ("Common Stock"), or a combination thereof. The net proceeds from the issuance of the Convertible Note offering were $243.1 million, after deducting fees and estimated expenses payable by the Company. In addition, the Company used approximately $13.5 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the capped call transactions ("Capped Call Confirmations") that the Company entered into in connection with the issuance of the Convertible Notes. For additional information, see "— Note 16. Debt Instruments and Related Party Transactions."

        In July 2016, the Company expanded its biologics pipeline with a new preclinical program for CDKL5 deficiency, a rare and devastating genetic neurological disease for which there is no currently approved treatment. The Company has obtained the rights and related intellectual property to a preclinical CDKL5 program through its acquisition of MiaMed, Inc ("MiaMed"). The aggregate value

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

of the deal was approximately $89.5 million, which included an upfront payment of $6.5 million and Company stock, cash and potential milestones of up to $83.0 million. For additional information, see "— Note 3. Acquisitions".

        Beginning in April 2016 and through July 2016, the Company sold 15.0 million shares of Common Stock under an at-the-market ("ATM") equity program with Cowen and Company, LLC ("Cowen") acting as sales agent. Cowen was compensated at a fixed commission rate up to 3.0%. The ATM sales agreement resulted in net proceeds of $97.1 million, after Cowen's commission of $2.7 million and other expenses of $0.2 million. The Company has completed all sales under the ATM equity program.

        The Company had an accumulated deficit of approximately $779.6 million at December 31, 2016 and anticipates incurring losses through the fiscal year ending December 31, 2017 and beyond. The Company has been able to fund its operating losses to date through stock offering, debt issuances, and payments from partners during the terms of the collaboration agreements and other financing arrangements.

        The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into the second half of 2018.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented.

  Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

  Foreign Currency Transactions

        The functional currency for most of the Company's foreign subsidiaries is their local currency. For non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of the Company's foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of equity.

        The Company transacts business in various foreign countries and therefore, is subject to risk of foreign currency exchange rate fluctuations. As such, in June 2016, the Company entered into a forward contract to economically hedge transactional exposure associated with commitments arising from trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. The Company does not designate this forward contract as a hedging instrument under applicable accounting guidance and, therefore, changes in fair value are recorded as other expense the Consolidated Statements of Operations.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

        Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company's balance sheet. Unrealized holding gains and losses are reported within comprehensive income/ (loss) in the statements of comprehensive loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations or other observable inputs. See "— Note 5. Cash, Money Market Funds and Marketable Securities", for a summary of available-for-sale securities as of December 31, 2016 and 2015.

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

        The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold. The majority of the Company's accounts receivable at December 31, 2016 have arisen from product sales in Germany. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined and the Company evaluates the creditworthiness of each customer on a regular basis. To date, the Company has not incurred any credit losses.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

  Revenue Recognition

        The Company recognizes revenue when amounts are realized or realizable and earned, which is typically upon shipment to the end-customer. Revenue is considered realizable and earned when persuasive evidence an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection of the amounts due are reasonably assured and the Company has no further performance obligations.

  Net Product Sales

        The Company's net product sales consist solely of sales of Galafold for the treatment of Fabry disease in the EU. The Company has recorded revenue on sales where Galafold is available either on a commercial basis or through a reimbursed early access program. Orders for Galafold are generally received from pharmacies and the ultimate payor is typically a government authority.

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

  Inventories and Cost of Cost of Goods Sold

        Until regulatory approval of Galafold, the Company expensed all manufacturing costs of Galafold as research and development expense. Upon regulatory approval, the Company began capitalizing costs related to the purchase and manufacture of Galafold.

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

        Cost of goods sold includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, provisions for excess and obsolete inventory, as well as royalties payable. A portion of the inventory available for sale was expensed as research and development costs prior to regulatory approval and as such the cost of goods sold and related gross margins are not necessarily indicative of future cost of goods sold and gross margin.

  Fair Value Measurements

        The Company records certain asset and liability balances under the fair value measurements as defined by the FASB guidance. Current FASB fair value guidance emphasizes that fair value is a

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

  Interest Income and Interest Expense

        Interest income consists of interest earned on the Company's cash and cash equivalents and marketable securities. Interest expense consists of interest incurred on capital leases and debt.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

  Other Comprehensive Income/ (Loss)

        Components of other comprehensive income/(loss) include unrealized gains and losses on available-for-sale securities and gain/(loss) on foreign currency transactions, and are included in the statements of comprehensive loss.

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

  Nonqualified Cash Deferral Plan

        The Company's Cash Deferral Plan (the "Deferral Plan"), provides certain key employees and members of the Board of Directors as selected by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee"), with an opportunity to defer the receipt of such participant's base salary, bonus and director's fees, as applicable. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code (the "Code"). All of the investments held in the Deferral Plan are classified as investments held-to-maturity and recorded at fair value with changes in the investments' fair value recognized as earnings in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liability in the consolidated balance sheets.

  Equity-based Compensation

        At December 31, 2016, the Company had three equity-based employee compensation plans, which are described more fully in "— Note 9. Stockholders' Equity." The Company applies the fair value method of measuring equity-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

  Loss per Common Share

        The Company calculates net loss per share as a measurement of the Company's performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

The Company had a net loss for all periods presented; accordingly, the inclusion of common stock options, unvested RSUs and warrants would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same. See "— Note 18. Earnings per Share" for further discussion on net loss per share.

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

  Contingent Consideration Payable

        The Company determines the fair value of contingent acquisition consideration payable on the acquisition date using a probability-based income approach utilizing an appropriate discount rate. Contingent acquisition consideration payable is shown as a non-current liability on the Company's consolidated balance sheets. The fair value of the contingent consideration payable will be determined each period end and the resulting change will be recorded on the consolidated statements of operations.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

  Recent Accounting Pronouncements

        In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. A public business entity that is a U.S. SEC filer should adopt ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

        In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This Accounting Standards Update clarifies the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments in this Update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted under certain circumstances. The amendments should be applied prospectively as of the beginning of the period of adoption. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

        In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This Accounting Standards Update changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this ASU in 2016 and the adoption did not have a material impact on its consolidated financial statements.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This Accounting Standards Update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements. The Company is currently assessing the impact that this standard will have on its consolidated financial statements. We have not completed our review of the impact of this guidance and do not expect this new guidance to have a material impact on our Consolidated Financial Statements.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Accounting Standards Update addresses the following eight specific cash flow issues including Debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU apply to all entities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this ASU in 2016 and the adoption did not have a material impact on its consolidated financial statements.

        In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

        In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

within those fiscal years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The Company adopted this ASU in 2016 and the adoption did not have a material impact on its consolidated financial statements.

        In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers which along with amendments issued in 2015 and 2016, will replace substantially all current US GAAP guidance on this topic and eliminate industry-specific guidance. Early adoption of this standard is permitted but not before the original effective date for all annual periods and interim reporting periods beginning after December 15, 2017. The guidance permits two methods of adoption: full retrospective method (retrospective application to each prior reporting period presented) or modified retrospective method (retrospective application with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures). To complete its assessment of the impact of the standard to its financial statements, the Company continues to assess all implications of this standard, method of adoption and related financial disclosures. Additionally, the Company continues to monitor modifications, clarifications and interpretations issued by the FASB that may impact its assessment.

3. Acquisitions

  Acquisition of MiaMed, Inc.

        In July 2016, the Company entered into an Agreement and Plan of Merger (the "MiaMed Agreement") with MiaMed, Inc., ("MiaMed"). MiaMed is a pre-clinical biotechnology company focused on developing protein replacement therapy for CDKL5 and related diseases. Under the terms of the MiaMed Agreement, the former holders of MiaMed's capital stock received an aggregate of $6.5 million, comprised of (i) approximately $1.8 million in cash (plus MiaMed's cash and cash equivalents at closing and less any of MiaMed's unpaid third-party fees and expenses related to the transaction), and (ii) 825,603 shares of the Company's Common Stock. In addition, the Company also agreed to pay up to an additional $83.0 million in connection with the achievement of certain clinical, regulatory and commercial milestones, for a potential aggregate deal value of $89.5 million. The Company evaluated the transaction based on the guidance of Accounting Standard Codification ("ASC") 805, Business Combinations and concluded that it only acquired inputs and did not acquire any processes. The Company will need to develop its own processes in order to produce an output. Therefore, the Company accounted for the transaction as an asset acquisition and accordingly $6.5 million was expensed to research and development.

  Acquisition of Scioderm, Inc.

        In September 2015, Amicus acquired Scioderm, a privately-held biopharmaceutical company focused on developing innovative therapies for treating the rare disease Epidermolysis Bullosa ("EB"). The acquisition leverages the Scioderm development team's EB expertise with Amicus' global clinical infrastructure to advance SD-101 toward regulatory approvals and Amicus' commercial, patient

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

advocacy, and medical affairs infrastructure to support a successful global launch. The acquisition of Scioderm was accounted for as a purchase of a business in accordance with FASB ASC 805 Business Combinations.

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

        The fair value of the contingent consideration payments on the acquisition date was $259.0 million. This was an estimate based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions included a range of discount rates between 0.4% and 1.1% as interpolated from the U.S. Treasury constant maturity yield curve over the time frame for clinical and regulatory milestones and a range of discount rates between 1.0% and 2.2% for revenue-based milestones. The range of outcomes and assumptions used to develop these estimates have been updated to better reflect the probability of certain milestone outcomes and updated timelines related to clinical development and anticipated approval assumptions as of December 31, 2016 without limitation, the $5 million milestone paid in the second quarter, and milestone payments projected for 2017 (See "— Note 10. Assets and Liabilities Measured at Fair Value", for additional discussion regarding fair value measurements of the contingent acquisition consideration payable). In April 2016, while the total clinical and regulatory approval milestone payments remain unchanged at $361 million, the allocation between the clinical and regulatory approval milestone payments were revised as follows: clinical milestones of up to $81 million and regulatory approval milestones of up to $280 million. The commercial milestone payments of up to $257 million remained unchanged.

        The Company determined the fair value of the contingent consideration to be $260.0 million at December 31, 2016, of which $56.1 million is payable in the next twelve months, resulting in an increase in the contingent consideration payable and related expense of approximately $7.3 million for the year ended December 31, 2016. The expense is recorded in the Consolidated Statement of Operations as the change within fair value of contingent consideration payable.

        For additional information, see "— Note 4. Goodwill and Intangible Assets."

        The purchase price allocation was subject to completion of the analysis of the fair value of the assets and liabilities as of the effective date of the acquisition. The final valuation was completed as of December 31, 2015. A substantial portion of the assets acquired consisted of intangible assets related to

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

SD-101. The Company determined that the estimated acquisition-date fair value of the indefinite lived IPR&D related to the SD-101 was $463.7 million.

  Acquisition of Callidus Biopharma, Inc.

        In November 2013, the Company acquired Callidus a privately-held biologics company focused on developing best-in-class ERTs for LSDs with its lead ERT ATB200 for Pompe disease in late preclinical development. The acquisition of the Callidus assets and technology complements Amicus' CHART™ platform for the development of next generation ERTs.

        The fair value of the contingent acquisition consideration payments on the acquisition date was $10.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. Key assumptions included a discount rate of 13.5% and various probability factors. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Some of the more significant assumptions used in the valuation include (i) the probability and timing related to the achievement of certain developmental milestones and (ii) and the discount rate. As of December 31, 2016, the range of outcomes and assumptions used to develop these estimates has changed to better reflect the probability of certain milestone outcomes. See "— Note 10. Assets and Liabilities Measured at Fair Value", for additional discussion regarding fair value measurements of the contingent acquisition consideration payable. The Company determined the fair value of the contingent consideration to be $9.7 million at December 31, 2016, all of which is payable beyond the next twelve months, resulting in an decrease in the contingent consideration payable and related gain of $0.5 million year ended December 31, 2016. The expense is recorded in the Consolidated Statement of Operations within the changes in fair value of contingent consideration line item.

        During the second quarter of 2016, the Company reached the first clinical milestone, which was the dosing of the first patient in a Phase 1 or 2 study. The milestone for this event was $6.0 million which was paid in Company stock during the second quarter of 2016, resulting in $6.1 million impact on stockholder's equity.

        For further information, see "— Note 4. Goodwill and Intangible Assets."

4. Goodwill and Intangible Assets

        In connection with the acquisitions discussed in "— Note 3. Acquisitions, the Company has recognized goodwill of $197.8 million. The following table represents the changes in goodwill for the year ended December 31, 2016:

(in millions)
Balance at December 31, 2015	$197.8
Change in goodwill	—

Balance at December 31, 2016	$197.8

        In connection with the acquisitions discussed in "— Note 3. Acquisitions," the Company recognized IPR&D of $486.7 million. Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

the IPR&D assets below their respective carrying amounts. The following table represents the changes in IPR&D for the year ended December 31, 2016:

(in millions)
Balance at December 31, 2015	$486.7
Change in IPR&D	—

Balance at December 31, 2016	$486.7

        Goodwill and intangible assets are assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. During the 2016 annual impairment assessment, it was determined that the goodwill and intangible assets had not been impaired therefore there were no changes to the balances of goodwill and IPR&D in 2016.

5. Cash, Money Market Funds and Marketable Securities

        As of December 31, 2016, the Company held $187.0 million in cash and cash equivalents and $143.3 million of available-for-sale securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income/ (loss) in the statements of comprehensive loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.

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

        The Company transacts business in various foreign countries and therefore, is subject to risk of foreign currency exchange rate fluctuations. As such, in June 2016 the Company entered into a forward contract to economically hedge transactional exposure associated with commitments arising from trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. The Company does not designate these forward contracts as hedging instruments under applicable accounting guidance and, therefore, changes in fair value are recorded within other income (expense) in the Consolidated Statements of Operations, with the corresponding liability in current liabilities on the Consolidated Balance Sheet. For the year ended December 31, 2016, the Company recognized a loss of $0.3 million, related to the derivative instruments not designated as hedging instruments in other expense in the Consolidated Statements of Operations and the corresponding liability of $0.3 million is recorded as other current liability in the Consolidated Balance Sheets.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        Cash and available for sale securities consisted of the following as of December 31, 2016 and December 31, 2015 (in thousands):

	As of December 31, 2016
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$187,026	$—	$—	$187,026
Corporate debt securities, current portion	74,564	2	(31)	74,535
Commercial paper	68,258	132	—	68,390
Money market	350	—	—	350
Certificate of deposit	50	—	—	50

	$330,248	$134	$(31)	$330,351

Included in cash and cash equivalents	$187,026	$—	$—	$187,026
Included in marketable securities	143,222	134	(31)	143,325

Total cash and marketable securities	$330,248	134	$(31)	$330,351

	As of December 31, 2015
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$69,485	$—	$—	$69,485
Corporate debt securities, current portion	118,627	1	(154)	118,474
Commercial paper	25,686	38	—	25,724
Certificate of deposit	350	—	—	350

	$214,148	$39	$(154)	$214,033

Included in cash and cash equivalents	$69,485	$—	$—	$69,485
Included in marketable securities	144,663	39	(154)	144,548

Total cash and marketable securities	$214,148	39	$(154)	$214,033

        For the years ended December 31, 2016 and 2015, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.

        Unrealized loss positions in the available for sale securities as of December 31, 2016 and December 31, 2015 reflect temporary impairments that have been in a loss position for less than twelve months and as such are recognized in other comprehensive gain/ (loss). The fair value of these available for sale securities in unrealized loss positions was $58.7 million and $118.5 million as of December 31, 2016 and 2015, respectively.

        The Company holds available-for-sale investment securities which are reported at fair value on the Company's balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income ("AOCI") in the statements of comprehensive loss.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

6. Inventories

        Inventories consist of work in process and finished goods related to the manufacture of Galafold. The following table summarizes the components of inventories at December 31, 2016 (in thousands):

December 31, 2016
Work-in-process	$3,308
Finished goods	108

Total inventories	$3,416

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

7. Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Property and equipment consist of the following:
Computer equipment	$3,511	$5,075
Computer software	1,347	1,354
Research equipment	7,465	6,483
Furniture and fixtures	3,018	2,444
Leasehold improvements	6,970	4,175

	22,311	19,531
Less accumulated depreciation	(12,495)	(13,353)

	$9,816	$6,178

        Depreciation expense was $3.2 million and $1.8 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, $0.2 million of the depreciation expense was related to capital lease obligation. There were no capital lease obligations outstanding as of December 31, 2015.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

8. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Accounts payable	$12,905	$16,477
Accrued professional fees	5,079	3,578
Accrued contract manufacturing & contract research costs	8,042	2,940
Accrued compensation and benefits	9,981	6,201
Accrued facility costs	1,740	1,321
Foreign currency forward contract	265	—
Capital lease, short term portion	283	—
Accrued other	2,713	1,699

	$41,008	$32,216

9. Stockholders' Equity

  Common Stock and Warrants

        As of December 31, 2016, the Company was authorized to issue 250 million shares of common stock. Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.

        As discussed in "— Note 16. Debt Instruments and Related Party Transactions", on December 21, 2016, the Company issued $250 million aggregate principal amount of 3.0% unsecured Convertible Senior Notes due 2023 (the "Convertible Notes), in a private offering. The Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. The Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of the Company's common stock, par value $0.01 per share ("Common Stock"), or a combination thereof. Prior to the close of business on the business day immediately preceding September 15, 2023, the Notes are convertible at the option of the holders of the Notes only under certain conditions. On or after September 15, 2023, until the close of business on the second business day immediately preceding the maturity date, holders of the Notes may convert their Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at the Company's election. The conversion rate will initially be 163.3987 shares of Common Stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $6.12 per share of Common Stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events.

        Beginning in April 2016 and through July 2016, the Company sold 15.0 million shares of Common Stock under an ATM equity program with Cowen and Company, LLC ("Cowen") acting as sales agent. Cowen was compensated at a fixed commission rate up to 3.0%. The ATM sales agreement resulted in net proceeds of $97.1 million, after Cowen's commission of $2.7 million and other expenses of $0.2 million. The Company has completed all sales under the ATM equity program.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        As discussed in "— Note 16. Debt instruments and Related Party Transactions," the Company issued approximately 1.8 million and 1.3 million of warrants in February 2016 and June 2016, respectively. The closing balance of the warrants was $16.1 million as of December 31, 2016 and is recorded within equity on the Consolidated Balance Sheets.

        As discussed in "— Note 3. Acquisitions, in July 2016, the Company entered into an Agreement and Plan of Merger (the "MiaMed Agreement") with MiaMed. Under the terms of the MiaMed Agreement, the former holders of MiaMed's capital stock received an aggregate of $6.5 million, comprised of (i) approximately $1.8 million in cash (plus MiaMed's cash and cash equivalents at closing and less any of MiaMed's unpaid third-party fees and expenses related to the transaction), and (ii) 825,603 shares of the Company's Common Stock. In addition, the Company also agreed to pay up to an additional $83.0 million in connection with the achievement of certain clinical, regulatory and commercial milestones, for a potential aggregate deal value of $89.5 million.

        As discussed in "— Note 3. Acquisitions, in September 2015, the Company acquired Scioderm with cash and stock. As part of the acquisition, the Company paid holders of Scioderm an amount equal to $223.9 million, of which approximately $141.1 million was paid in cash and approximately $82.8 million was paid through the issuance of 5.9 million newly issued shares. The Company agreed to pay up to an additional $361 million upon achievement of certain clinical and regulatory milestones, and $257 million to Scioderm shareholders, option holders, and warrant holders upon achievement of certain sales milestones.

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

        In November 2014, the Company sold a total of 15.9 million shares of our common stock, par value $0.01 per share, at a public offering price of $6.50 per share. The aggregate offering proceeds were approximately $97.2 million.

        In July 2014, the Company completed a $40 million ATM equity offering under which the Company sold shares of its common stock, par value $0.01 per shares with Cowen and Company LLC as sales agent. Under the ATM equity program the Company sold 14.3 million shares of common stock resulting in net proceeds of $38.6 million.

  Nonqualified Cash Plan

        The Company's Deferral Plan, (the "Deferral Plan") provides certain key employees and members of the Board of Directors as selected by the Compensation Committee, with an opportunity to defer the receipt of such participant's base salary, bonus and director's fees, as applicable. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code of 1986 as amended.

        Deferred compensation amounts under the Deferral Plan as of December 31, 2016 were approximately $1.5 million, as compared to $0.7 million on December 31, 2015 and are included in other long-term liabilities. Deferral Plan assets as of December 31, 2016 were $1.5 million as compared to $0.7 million as of December 31, 2015 and are classified as trading securities. The Deferred Plan assets are recorded at fair value with changes in the investments' fair value recognized in AOCI in the period they occur. The income from investment for the year ended December 31, 2016 and 2015 was

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

$34 thousand and $17 thousand respectively. Unrealized gain approximated $32 thousand for the year ended December 31, 2016, as compared to unrealized loss of $50 thousand for the year ended December 31, 2015.

  Equity Incentive Plans

        The Company's Equity Incentive Plans consist of the Amended and Restated 2007 Equity Incentive Plan (the "Plan") and the 2007 Director Option Plan (the "2007 Director Plan"). The Plan provides for the granting of restricted stock and options to purchase common stock in the Company to employees, advisors and consultants at a price to be determined by the Company's board of directors. The Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company's business. The 2007 Director Plan is intended to promote the recruiting and retention of highly qualified eligible directors and strengthen the commonality of interest between directors and stockholders by encouraging ownership of common stock of the Company. Under the provisions of each plan, no option will have a term in excess of 10 years.

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

        As of December 31, 2016, the Company has reserved up to 12,630,511 shares for issuance under the Plan and the 2007 Director Plan.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended December 31,
	2016	2015	2014
Expected stock price volatility	81.3%	75.9%	81.3%
Risk free interest rate	1.5%	1.7%	1.9%
Expected life of options (years)	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00

        The weighted average grant-date fair value per share of options granted during 2016, 2015 and 2014 were $5.28, $7.51 and $2.12, respectively.

        The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2013	9,041.1	$5.65
Granted	2,993.1	$2.99
Exercised	(965.6)	$3.80
Forfeited	(1,047.9)	$5.76

Options outstanding, December 31, 2014	10,020.7	$5.02
Granted	3,917.2	$11.61
Exercised	(2,070.3)	$5.43
Forfeited	(138.4)	$7.76

Options outstanding, December 31, 2015	11,729.2	$7.11
Granted	5,114.1	$7.67
Exercised	(723.1)	$4.20
Forfeited	(622.7)	$8.62

Options outstanding, December 31, 2016	15,497.5	$7.37	7.3 years	$7.8

Vested and unvested expected to vest, December 31, 2016	(14,593.7)	$7.31	7.2 years	$7.7
Exercisable at December 31, 2016	7,545.3	$6.57	5.8 years	$5.8

        The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $2.6 million, $14.7 million and $2.8 million respectively. Cash proceeds from stock options exercised during the years ended December 31, 2016, 2015, and 2014 were $3.0 million, $11.2 million, and $3.7 million, respectively. As of December 31, 2016, the total unrecognized compensation cost related to non-vested stock options granted was $33.7 million and is expected to be recognized over a weighted average period of 2.8 years.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

  Restricted Stock Units

        RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

        A summary of non-vested RSU activity under the Plan for the year ended December 31, 2016 is as follows:

	Number of Share	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2014	955.0	$2.28
Granted	366.0	$12.63
Vested	(842.5)	$—
Forfeited	—	$—

Non-vested units as of December 31, 2015	478.5	$10.38
Granted	582.7	$6.21
Vested	(281.9)	$8.73
Forfeited	(34.9)	$7.71

Non-vested units as of December 31, 2016	744.4	$7.86	2.62	$—

        For the year ended December 31, 2016, 0.3 million of the RSUs vested and all non-vested units are expected to vest over their normal term. As of December 31, 2016, there was $4.2 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of 2.62 years.

        On December 30, 2016, the Compensation Committee approved a form of Performance-Based Restricted Stock Unit Award Agreement (the "Performance-Based RSU Agreement"), to be used for performance-based RSUs granted to participants under the Amended and Restated Amicus Therapeutics, Inc. 2007 Equity Incentive Plan, including named executive officers. Awards under the form of Performance-Based RSU Agreement will vest based on the Company meeting specified performance criteria. Vesting of the RSUs is generally subject to the participant's continuous service with the Company through a specified date. As of December 31, 2016 there were no RSUs issued under the Performance-Based RSU Agreement.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

  Compensation Expense Related to Equity Awards

        The following table summarizes the equity-based compensation expense recognized in the statements of operations (in thousands):

	Years Ended December 31,
	2016	2015	2014
Equity compensation expense recognized in:
Research and development expense	$8,071	$4,600	$2,703
Selling, general and administrative expense	9,433	5,372	3,305

Total equity compensation expense	$17,504	$9,972	$6,008

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

        A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2016 are identified in the following table (in thousands):

	Level 2	Total
Commercial paper	$68,390	$68,390
Corporate debt securities	74,535	74,535
Money market funds	1,829	1,829

	$144,754	$144,754

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$269,722	$269,722
Derivative liability	265	—	265
Deferred compensation plan liability	1,479	—	1,479

	$1,744	$269,722	$271,466

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        A summary of the fair value of the Company's assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2015 are identified in the following table (in thousands):

	Level 2	Total
Commercial paper	25,724	25,724
Corporate debt securities	118,474	118,474
Certificate of deposit	350	350
Market exchanged mutual funds	658	658

	$145,206	$145,206

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$274,077	$274,077
Deferred compensation plan liability	667	—	667

	$667	$274,077	$274,744

        See "— Note 16. Debt Instruments and Related Party Transactions" for the carrying amount and estimated fair value of the Company's Convertible Notes due in 2023. The Company did not have any Level 3 assets as of December 31, 2016 or 2015.

  Cash, Money Market Funds and Marketable Securities

        The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2016. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2016.

  Contingent Consideration Payable

        The contingent consideration payable resulted from the acquisitions of Scioderm and Callidus, as discussed in "— Note 3. Acquisitions." The most recent valuation was determined using a probability weighted discounted cash flow valuation approach. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied. The valuation is performed quarterly. Gains and losses are included in the statement of operations.

        As discussed in "— Note 3. Acquisitions," on July 5, 2016, the Company entered into the MiaMed Agreement with MiaMed. MiaMed is a pre-clinical biotechnology company focused on developing protein replacement for CDKL5 and related diseases. Under the terms of the MiaMed Agreement, the Company agreed to pay up to an additional $83.0 million in connection with the achievement of certain clinical, regulatory and commercial milestones, for a potential aggregate deal value of $89.5 million. The MiaMed Agreement was accounted for as an asset acquisition and as such the Company determined that a liability for future milestone payments is not required to be recorded until the actual

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

contingencies are met and will be recorded to research and development expenses when the contingency is resolved.

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

        The following significant unobservable inputs were used in the valuation of the contingent consideration payable to former Scioderm stockholders:

Contingent Consideration Liability	Fair value as of December 31, 2016	Valuation Technique	Unobservable Input	Range
			Discount rate	0.62% - 3.8%
Clinical and regulatory milestones	$237.2 million	Probability weighted discounted cash flow	Probability of achievement of milestones	66.5% - 100.0%
			Projected year of payments	2017-2019
			Revenue volatility	58%
			Probability of achievement of milestones	66.5%
Revenue-based milestones	$22.8 million	Monte Carlo	Discount rate	1.47% - 2.55%
			Projected year of payments	2019-2029

        The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB-200 Pompe program:

Contingent Consideration Liability	Fair value as of December 31, 2016	Valuation Technique	Unobservable Input	Range
			Discount rate	12.5%
Clinical and regulatory milestones	$9.3 million	Probability weighted discounted cash flow	Probability of achievement of milestones	30.4%-42.8%
			Projected year of payments	2018-2022

        Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Projected

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

contingent payment amounts related to clinical and regulatory based milestones are discounted back to the current period using a discounted cash flow model. Revenue-based payments are valued using a monte-carlo valuation model, which simulates future revenues during the earn out-period using management's best estimates. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs together, or in isolation, may result in a significantly lower or higher fair value measurement. There is no assurance that any of the conditions for the milestone payments will be met.

        The following table shows the change in the balance of contingent consideration payable for the year ended December 31, 2016 and 2015, respectively (in thousands):

	Year ended December 31,
	2016	2015
Balance, beginning of the period	$274,077	$10,700
Additions, from business acquisitions	—	259,000
Payment of contingent consideration in cash	(5,000)	—
Payment of contingent consideration in stock	(6,115)	—
Unrealized change in fair value change during the period, included in Statement of Operations	6,760	4,377

Balance, end of the period	$269,722	$274,077

  Deferred Compensation Plan- Investment and Liability

        As disclosed in "— Note 9. Stockholders' Equity," the Deferral Plan provides certain key employees and members of the Board of Directors with an opportunity to defer the receipt of such participant's base salary, bonus and director's fees, as applicable. Deferral Plan assets are classified as trading securities and recorded at fair value with changes in the investments' fair value recognized in the period they occur. The asset investments consist of market exchanged mutual funds. The Company considers its investments in marketable securities, as available-for-sale and classifies these assets and related liability within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        For the year ended December 31, 2016, the Company recognized a loss of $265 thousand, related to the derivative instruments not designated as hedging instruments in the Consolidated Statements of Operations and the corresponding liability of $265 thousand is recorded as other current liability in the Consolidated Balance Sheets.

        The impact of gains and losses on foreign exchange contracts not designated as hedging instruments related to changes in the fair value of assets and liabilities denominated in foreign currencies are generally offset by net foreign exchange gains and losses, which are also included on the Consolidated Statements of Operations in other income (expense), net for all periods presented. When the Company enters into foreign exchange contracts not designated as hedging instruments to mitigate the impact of exchange rate volatility in the translation of foreign earnings, gains and losses will generally be offset by fluctuations in the U.S. Dollar translated amounts of each account within the Consolidated Statements of Operations in current and/or future periods.

11. 401(k) Plan

        The Company has a 401(k) plan (the "401(k) Plan") covering all eligible employees and provides for a company match of up to 5% of salary and bonus paid during the year. The Company's vesting policy is that the Company match vests immediately upon enrollment. There were no changes to the policy in 2016 or 2015. The Company's total contribution to the 401(k) Plan was $1.2 million, $0.9 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

12. Leases

  Operating Leases

        The Company currently leases office space and research laboratory space in various facilities under operating agreements expiring at various dates through 2025.

        The following table contains information about our current significant leased properties as of December 31, 2016:

Location	Approximate Square Feet	Use	Lease expiry date
Cranbury, New Jersey	90,000	Office and laboratory	September 2025
Durham, North Carolina	5,603	Office	June 2018
Buckinghamshire, United Kingdom	9,821	Office	September 2020
Munich, Germany	4,316	Office	April 2017

        In addition to the above, we also maintain small offices in the Italy, France, Netherlands and Spain. We believe that our current office and laboratory facilities are adequate and suitable for our current and anticipated needs. We believe that, to the extent required, we will be able to lease or buy additional facilities at commercially reasonable rates.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        At December 31, 2016, aggregate annual future minimum lease payments under these leases are as follows:

(in thousands)	2017	2018	2019	2020	2021 and beyond	Total
Minimum lease payments	$2,666	$2,483	$2,421	$2,349	$10,537	$20,456

        Rent expense, including fees for utilities and common area maintenances for the years ended December 31, 2016, 2015 and 2014 were $3.5 million, $2.6 million and $2.4 million, respectively.

  Capital Leases

        In 2016, the Company purchased equipment of approximately $0.9 million through financing arrangements. These financing arrangements include interest of approximately 0.2-5.7%, and lease terms of 36-48 months.

        At December 31, 2016, aggregate annual future minimum lease payments under these leases, including interest, are as follows (in thousands):

Years ending December 31:
2017	$355
2018	355
2019	134
2020	—
2021 and beyond	—

Total principal obligation	$844

13. Income Taxes

        For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$(174,913)	$(123,697)	$(70,030)
Foreign	(28,868)	(8,421)	(9)

Total	$(203,781)	$(132,118)	$(70,039)

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014
Statutory rate	(34)%	(34)%	(34)%
State taxes, net of federal benefit	(5)	(5)	(4)
Permanent adjustments	3	2	1
R&D credit	(3)	(3)	(4)
Foreign income tax rate differential	2	1	—
Other	(1)	2	1
Valuation allowance	36	37	38

Net	(2)%	(0)%	(2)%

        The Company recognized a tax benefit of $1.1 million in connection with the sale of net operating losses and research and development credits in the New Jersey Transfer Program for the year ended December 31, 2014. There were no sales of net operating losses and research and development credits for the years ended December 31, 2016 and 2015.

        The Company recorded an income tax benefit of $3.7 million in the Consolidated Statement of Operations for the year ended December 31, 2016. The benefit was primarily from $2.7 million in income tax benefit in connection with the reduction in state tax rates in North Carolina, and $1.2 million from reduction in its valuation allowance to reflect the income tax associated with the gain on foreign currency translation recorded in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2016.

        The Company did not recognize interest or penalties related to income tax during the period ended December 31, 2016 and did not accrue for interest or penalties as of December 31, 2016. The Company does not have an accrual for uncertain tax positions as of December 31, 2016. Tax returns for all years 2009 and thereafter are subject to future examination by tax authorities.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	For Years Ended December 31,
	2016	2015
Non-current deferred tax assets
Intellectual property	$95,956	$—
Amortization/depreciation	1,781	2,657
Research tax credit	32,851	27,170
Net operating loss carry forwards	253,661	159,889
Deferred revenue	14,281	14,281
Non-cash stock issue	11,649	6,767
Others	3,358	2,964

Gross deferred tax assets	413,537	213,728
Deferred tax liability related to business acquisition	(173,771)	(176,219)
Deferred tax liability related to royalty payable	(96,829)	—
Deferred tax liability related to convertible notes	(29,845)	—

Total net deferred tax asset	113,092	37,509
Less valuation allowance	(286,863)	(213,728)

Net deferred tax assets (liability)	$(173,771)	$(176,219)

        The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2016 and 2015, the Company recorded valuation allowances of $286.9 million and $213.7 million, respectively, representing an increase in the valuation allowance of $73.2 million in 2016 and an increase of $65.3 million in 2015, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years. The deferred tax liability related to business acquisitions pertains to the basis difference in IPR&D acquired by the Company. The Company's policy is to record a deferred tax liability related to acquired IPR&D that may eventually be realized either upon amortization of the asset when the research is completed and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful.

        As of December 31, 2016, the Company had federal, state, and foreign net operating loss carry forwards ("NOLs") of approximately $637 million, $623 million, and $40 million respectively. The federal carry forward will expire in 2029 through 2036. Most of the state carry forwards generated prior to 2009 have expired through 2015. The remaining state carry forwards including those generated in 2009 through 2016 will expire in 2029 through 2036. The foreign NOLs have indefinite expiration. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Code as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past, and could occur again in the future As a result of these ownership changes, Section 382 places an annual limitation on the amount of NOLs that can be utilized to offset future taxable income each year, which is based on the value of the company at the change date. This limitation could result in expiration of those carry forwards before utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. The Company completed a detailed study of its cumulative ownership changes for

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

2016 and determined that in 2016, there was no ownership change in excess of 50%; therefore there was no write-down to net realizable value of the federal NOLs and research and development credits subject to the 382 limitations. A tax benefit of $4.6 million associated with the exercise of stock options will be recorded in additional paid-in capital when the associated net operating loss is recognized.

14. Licenses

        The Company acquired rights to develop and commercialize its product candidates through licenses granted by various parties. The following summarizes the Company's material rights and obligations under those licenses:

        GSK — For discussion of the royalties and milestone payments potentially due to GSK, see "— Note 15. Collaborative Agreements."

        Mt. Sinai School of Medicine of New York University ("MSSM") — The company acquired exclusive worldwide patent rights to develop and commercialize migalastat and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with Mt. Sinai School of Medicine ("MSSM") of New York University. Under this agreement, to date, the Company has paid no upfront or annual license fees and there are no milestone or future payments other than royalties on net sales. This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2019, subject to any patent term extension that may be granted, or 2024 if the Company develops a product for combination therapy (pharmacological chaperone plus/ERT) and a patent issues from the pending application covering the combination therapy, subject to any patent term extension that may be granted.

        Under its license agreements, if the Company owes royalties on net sales for one of its products to more than one of the above licensors, then the Company has the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For migalastat, in 2016, the Company incurred $0.1 million of royalty expense under the agreement with MSSM.

        The Company's rights with respect to these agreements to develop and commercialize migalastat may terminate, in whole or in part, if the Company fails to meet certain development or commercialization requirements or if the Company does not meet its obligations to make royalty payments.

15. Collaborative Agreements

  GSK

        In November 2013, Amicus entered into the Revised Agreement with GSK, pursuant to which Amicus has obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the earlier agreement entered into between Amicus and GSK in July 2012. Under the terms of the Revised Agreement, there was no upfront payment from Amicus to GSK. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. In the second half of 2016, the Company recognized approximately $0.5 million under the revised agreement with GSK.

        Under the terms of the Revised Agreement, GSK will no longer jointly fund development costs for all formulations of migalastat.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

16. Debt Instruments and Related Party Transactions

October 2015 and February 2016 Notes and Warrants Purchase Agreement

        In October 2015, the Company entered into the October 2015 Purchase Agreement with Redmile, who beneficially owned approximately 6.7% of the Common Stock as of December 31, 2015, whereby it sold, on a private placement basis, (a) $50.0 million aggregate principal amount of its unsecured promissory notes ("Notes") and (b) five-year warrants ("Warrants") for 1.3 million shares of Common Stock. The payment terms under the purchase agreement contained two installments, the first $15.0 million in October 2017 and the balance $35.0 million in October 2020. Interest was payable at 4.1% on a monthly basis over the term of the loan. Due to the embedded redemption (put and/or call) features in the note agreement, it was determined that the fair value of the warrants should be bifurcated from the value of the notes payable and recorded as a debt discount. The relative fair value of the warrants and the debt discount as related to the October 2015 purchase agreement was determined to be $8.8 million.

        This Purchase Agreement was modified in February 2016 when the Company entered into a Note and Warrant Purchase Agreement (the "February 2016 Purchase Agreement") with Redmile for an aggregate amount of up to $75.0 million. The Company agreed with Redmile that in full consideration of the purchase price for the notes issued under the October 2015 Purchase Agreement, Redmile surrendered for cancellation all notes and warrants acquired from the October 2015 Purchase Agreement and the Company paid Redmile any unpaid interest accrued thereunder. Pursuant to the February 2016 agreement, at closing, it sold, on a private placement basis (a) $50.0 million aggregate principal amount of unsecured promissory notes ("Initial Notes") and (b) five year warrants to purchase up to 37 shares of the Company's Common Stock for every $1,000 of the principal amount of Initial Notes purchased ("Initial Warrants"), for an aggregate of up to 1,850,000 shares of Common Stock issuable under the Initial Warrants. The payment terms contained two installments, the first $15.0 million in October 2017 and the balance $35.0 million in October 2021. The interest rate was 3.875% and payable upon of maturity. This transaction was accounted for as a debt modification in accordance with ASC 470-50. The incremental fair value between the warrants that were cancelled and the February issued warrants of $3.5 million was recorded as additional unamortized debt discount on the balance sheet and added to the prior warrant balance within equity.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The Notes mentioned above were cancelled in December 2016. For more details, refer to section December 2016 Note Purchase Agreement below in this footnote.

June 2016 Amended Purchase Agreement

        In June 2016, following the marketing approval for migalastat in Europe, the Company entered into the Amended Purchase Agreement with Redmile. Such amendment joined GCM to the February 2016 Purchase Agreement. Pursuant to the Amended Purchase Agreement, the Company sold an additional $30 million unsecured promissory notes and five year warrants to purchase up to purchase up to 42 shares of our Common Stock, par value $0.01 per share for every $1,000 of the principal amount of additional notes purchased, for an aggregate of up to 1,260,000 shares of Common Stock issuable from the additional warrants. The payment was due in October 2021. The interest rate was 3.875% and payable upon of maturity. The Notes mentioned above were cancelled in December 2016. For more details, refer to section December 2016 Note Purchase Agreement below in this footnote.

December 2016 Note Purchase Agreement

        On December 15, 2016, the Company entered into a Note Purchase Agreement ("Note Purchase Agreement") with GCM and RedMile, pursuant to which the Company agreed to prepay all outstanding principal and accrued and unpaid interest on the notes issued by the Company and held by GCM and Redmile. Such prepayment was made on December 21, 2016. The Note Purchase Agreement did not cancel the warrants, under the Amended Purchase Agreement. The net loss on extinguishment of the debt was $13.3 million and is included as loss on extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2016.

2016 Convertible Debt

        On December 21, 2016, the Company issued at par value $250 million aggregate principal amount of unsecured Convertible Senior Notes due 2023 (the "Convertible Notes"), which included the exercise in full of the $25 million over-allotment option granted to the initial purchasers of the Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017. The Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. The Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of the Company's common stock or a combination thereof and may be settled as described below. The net proceeds from the Note Offering were $243.1 million, after deducting fees and estimated expenses payable by the Company. In addition, the Company used approximately $13.5 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the capped call transactions ("Capped Call Confirmations") that the Company entered into in connection with the issuance of the Convertible Notes.

        The Convertible Notes are governed by an indenture dated December 21, 2016 (the "Indenture") by and between Amicus and Wilmington Trust, National Association, as trustee.

        The Convertible Notes are initially convertible into approximately 40,849,675 shares of the Company's common stock under certain circumstances prior to maturity at a conversion rate of 163.3987 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $6.12 per share of Common Stock, subject to adjustment under certain conditions.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

Holders may convert their Convertible Notes at their option at specified times prior to the maturity date of December 15, 2023, only if:

  •
  during any fiscal quarter commencing after March 31, 2017, if the last reported sale price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Notes on the last day of such preceding fiscal quarter;

  •
  a Holder submits its Convertible Notes for conversion during the five business day period following any five consecutive trading day period in which the trading price for the Convertible Notes, per $1,000 principal amount of the Convertible Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate of the Convertible Notes on such date; or

  •
  the Company issues to all or substantially all of the holders of common stock rights options or warrants entitling then them for a period of not more than 60 calendar days after the date of such issuance to subscribe for or purchase shares of the Common Stock, at a price per share less than the average of the Last Reported Sale Prices of the Common Stock for the 10 consecutive Trading Day period ending on, and including, the Trading Day immediately preceding the date of announcement of such issuance or distributes to all or substantially all holders of the Common Stock the Company's assets, debt securities or rights to purchase the Company's securities which distribution has a per share value of exceeding 10% of the Last Reported Sale Price of the Common Stock on the Trading Day immediately preceding the date of announcement of such distribution

  •
  the Company enters into specified corporate transactions.

  •
  the Company has had a call for redemption, the holder can convert up until the second trading day immediately preceding the redemption date

        The Convertible Notes will be convertible, at the option of the note holders, regardless of whether any of the foregoing conditions have been satisfied, on or after September 15, 2023 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of December 15, 2023.

        Upon the occurrence of a make-whole fundamental change or if the Company call all or any portion of the Convertible Notes for redemption prior to July 1, 2020, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or during the related redemption period.

        Upon conversion, the Company may pay cash, shares of the Company's common stock or a combination of cash and stock, as determined by the Company in its discretion.

        The Company accounts for the Convertible Notes as a liability and equity component where the carrying value of the liability component will be valued based on a similar instrument. In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the Convertible Notes. The

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

equity component is not re-measured as long as it continues to meet the conditions for equity classification.

        In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components based on their relative values. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The difference between the principal amount of the Convertible Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and amortized to interest expense using the effective interest method over the seven-year term of the Convertible Notes. The equity component of the Convertible Notes of approximately $88.3 million is included in additional paid-in capital in the Consolidated Balance Sheets and is not remeasured as long as it continues to meet the conditions for equity classification. Additionally, the Company recorded a deferred tax liability of $29.8 million in relation to the Convertible Notes.

        The Company incurred transaction costs of approximately $7.5 million, including approximately $6.9 million that was paid from the gross proceeds of the Convertible Notes offering. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and amortized to interest expense over the seven-year term of the Convertible Notes. Transaction costs attributable to the equity component were netted with the equity component in additional-paid-in-capital.

        The Convertible Notes consist of the following as of December 31, 2016:

Liability component	(In thousands)
Principal	$250,000
Less: debt discount (1)	(90,807)
Less: deferred financing (1)	(4,729)

Net carrying value of the debt	$154,464

(1)
Included in the Consolidated Balance Sheets within Convertible Senior Notes (due 2023) and amortized to interest expense over the remaining life of the Convertible Senior Notes using the effective interest rate method.

        The fair value of the debt at December 31, 2016 was approximately $258.8 million.

        The following table sets forth total interest expense recognized related to the Convertible Notes for the year ended December 31, 2016:

Components	(In thousands)
Contractual interest expense	$208
Amortization of deferred financing	26
Amortization of debt discount	248
Total	$482

Effective interest rate of the liability component	10.85%

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The Capped Call Confirmations of $13.5 million are expected generally to reduce the potential dilution to the Common Stock upon any conversion of the Convertible Notes and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes in the event that the market price of the Common Stock is greater than the strike price of the Capped Call Confirmations (which initially corresponds to the initial conversion price of the Convertible Notes and is subject to certain adjustments under the terms of the Capped Call Confirmations), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Confirmations. The Capped Call Confirmations have an initial cap price of $7.20 per share, which represents a premium of approximately 50% over the closing price of the Company's Common Stock on The NASDAQ Global Market on December 15, 2016, and is subject to certain adjustments under the terms of the Capped Call Confirmations. The Capped Call Confirmations will cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of shares of Common Stock that will underlie the Convertible Notes. The Capped Call Confirmations do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's Common Stock. The premiums paid for the Capped Call Confirmations have been included as a net reduction to additional paid-in capital.

17. Earnings per Share

        The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share (in thousands except share amounts):

	Years Ended December 31,
Historical	2016	2015	2014
Numerator:
Net loss attributable to common stockholders	$(200,042)	$(132,118)	$(68,926)

Denominator:
Weighted average common shares outstanding—basic and diluted	134,401,588	109,923,815	74,444,157

        Dilutive common stock equivalents would include the dilutive effect of common stock options, convertible debt units, RSUs and warrants for common stock equivalents. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect. For the year ended 2016 there was 40.9 million potential common shares outstanding as a result of the convertible debt that was excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands):

	Year ended December 31,
	2016	2015	2014
Options to purchase common stock	15,528	11,729	10,021
Convertible debt	40,850	—	—
Outstanding warrants, convertible to common stock	3,110	1,350	1,600
Unvested restricted stock units	744	479	955

Total number of potentially issuable shares	60,232	13,558	12,576

Note 18. Commitments and Contingencies

        Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat. The plaintiffs seek, among other things, damages for purchasers of the Company's Common Stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants. On May 26, 2016, the Court consolidated these lawsuits into a single action and appointed a lead plaintiff. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 11, 2016. On August 25, 2016, the defendants filed a motion to dismiss in response to the Consolidated Amended Class Action Complaint. This motion to dismiss was fully briefed on October 28, 2016. Lead plaintiff and defendants have reached an agreement in principal to fully and finally settle all claims asserted in the Consolidated Amended Class Action Complaint. The settlement is immaterial to the Company's consolidated financial statements and is subject to, among other things, documentation and court approval. The settlement amount is expected to be fully covered under insurance.

        On or about November 2, 2015, a derivative lawsuit was filed by an Amicus shareholder purportedly on Amicus' behalf in the Superior Court of New Jersey, Middlesex County, Chancery Division, against the individuals who serve on the Amicus Board of Directors. Amicus itself was named as a nominal defendant. The derivative lawsuit alleged claims for breach of state law fiduciary duties, waste of corporate assets, and unjust enrichment based on allegedly false and misleading statements made by Amicus related to the regulatory approval path for migalastat HCl. On February 19, 2016, the complaint was dismissed by the Court and plaintiffs have not refiled.

        On or about March 3, 2016, a derivative lawsuit was filed by an Amicus shareholder purportedly on Amicus' behalf in the Superior Court of New Jersey, Middlesex County, Chancery Division, against various officers and directors of the Company. Amicus itself is named as a nominal defendant. The derivative lawsuit alleges similar facts and circumstances as the three purported securities class action lawsuits described above and further alleges claims for breach of state law fiduciary duties, waste of corporate assets, unjust enrichment, abuse of control, and gross mismanagement based on allegedly false and misleading statements made by Amicus related to the regulatory approval path for migalastat HCl. The plaintiff seeks, among other things, to require the Amicus Board to take certain actions to reform its corporate governance procedures, including greater shareholder input and a provision to

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

permit shareholders to nominate candidates for election to the Board, along with restitution, costs of suit and attorney's fees. On February 7, 2017, the complaint was dismissed by the Court without prejudice.

        These lawsuits and any other related lawsuits are subject to inherent uncertainties and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain and we could be forced to expend significant resources in the defense of these suits, and we may not prevail.

19. Subsequent Events

        The Company evaluated events that occurred subsequent to December 31, 2016 and found there were no material recognized or non-recognized subsequent events during this period.

20. Selected Quarterly Financial Data (Unaudited—in thousands except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2016
Net loss	$(43,691)	$(51,050)	$(46,654)	$(58,647)
Basic and diluted net loss per common share (1)	(0.35)	(0.40)	(0.33)	(0.41)
2015
Net loss	$(24,288)	$(27,133)	$(37,800)	$(42,897)
Basic and diluted net loss per common share (1)	(0.25)	(0.27)	(0.32)	(0.34)

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The information required by this section which includes the "Management's Report on Consolidated Financial Statements and Internal Control over Financial Reporting" and the "Report of Independent Registered Public Accounting Firm" are incorporated by reference from "Item 8. Financial Statements and Supplementary Data."

Item 9B.    OTHER INFORMATION.

        None.

 PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive proxy statement for our 2017 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

        3.     Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
2.1	Agreement and Plan of Merger, dated November 19, 2013, by and among Amicus Therapeutics, Inc., CB Acquisition Corp., Callidus BioPharma, Inc., and Cuong Do	Form 8-K	2/12/2014	2.1
+2.2	Agreement and Plan of Merger, dated August 30, 2015, by and among the Registrant, Titan Merger Sub Corp. and Scioderm, Inc.	Form 8-K	9/3/15	2.1
2.3	Amendment to Agreement and Plan of Merger, dated September 30, 2015, by and among the Registrant, Titan Merger Sub Corp. and Scioderm, Inc.	Form 8-K	9/30/15	2.2
+2.4	Agreement and Plan of Merger, dated July 5, 2016, by and among MiaMed, Inc., the Registrant and Minervas Merger Sub, Inc.	Form 8-K	7/6/16	2.1
3.1	Restated Certificate of Incorporation of the Registrant.	Form 10-K	2/28/12	3.1
3.2	Restated By-laws of the Registrant.	S-1/A (333-141700)	4/27/07	3.4
3.3	Certificate of Amendment to the Registrant's Restated Certificate of Incorporation, as amended.	Form 8-K	6/10/2015	3.1
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1 (333-141700)	3/30/07	4.1
4.2	Third Amended and Restated Investor Rights Agreement, dated as of September 13, 2006, as amended	S-1 (333-141700)	3/30/07	4.3
4.3	Form of Warrant issued on November 20, 2013	Form 8-K	11/21/13	10.2
4.4	Form of Warrant, issued on October 1, 2015	Form 8-K	10/1/15	4.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
4.5	Form of Warrant to Purchase Common Stock	Form 8-K	2/22/16	4.1
4.6	Form of Warrant to Purchase Common Stock	Form 8-K	7/1/16	4.1
4.7	Form of Indenture	Form S-3ASR	4/29/16	4.7
4.8	Indenture, dated December 21, 2016, by and between the Registrant and Wilmington Trust, National Association	Form 8-K	12/21/16	4.1
*10.1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333-141700)	4/27/07	10.1
+10.2	Amended and Restated License Agreement, dated October, 31, 2008, by and between the Registrant and Mount Sinai School of Medicine of New York University	Form 10-K	2/6/09	10.3
+10.3	License Agreement, dated as of June 26, 2003, by and between the Registrant and University of Maryland, Baltimore County, as amended	S-1 (333-141700)	3/30/07	10.4
+10.4	Exclusive License Agreement, dated as of June 8, 2005, by and between the Registrant and Novo Nordisk, A/S	S-1 (333-141700)	3/30/07	10.5
*10.5	Letter Agreement, dated as of December 19, 2005, by and between the Registrant and David Lockhart, Ph.D.	S-1 (333-141700)	3/30/07	10.10
10.6	Form of Director and Officer Indemnification Agreement	S-1 (333-141700)	3/30/07	10.17
*10.7	Amended and Restated 2007 Director Option Plan and form of option agreement	Form 8-K	6/18/10	10.2
*10.8	2007 Employee Stock Purchase Plan	S-1/A (333-141700)	5/17/07	10.24
*10.11	Management Bonus Program Summary	Form 8-K	6/9/16	10.1
*10.12	Letter Agreement, dated as of May 10, 2010 by and between the Registrant and Ken Valenzano	Form 10-K	3/4/11	10.32
*10.14	Letter Agreement, dated as of January 3, 2011 by and between the Registrant and Enrique Dilone	Form 10-K	3/4/11	10.34
10.15	Lease Agreement dated August 16, 2011 between the Registrant and Cedar Brook 3 Corporate Center, L.P.	Form 8-K	8/16/11	10.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
10.17	Second Amendment to Lease Agreement dated as of May 16, 2013 by and between the Registrant and A/G Touchstone, TP, LLC.	Form 8-K	5/22/13	10.1
*10.18	Letter Agreement, dated as of June 5, 2013 by and between the Registrant and Jeffrey P. Castelli	Form 10-Q	8/7/13	10.6
*10.19	Letter Agreement, dated as of June 5, 2013 by and between the Registrant and Jayne Gershkowitz	Form 10-Q	8/7/13	10.7
10.20	Securities Purchase Agreement, dated November 20, 2013 by and among the Company and the purchasers identified therein	Form 8-K	11/20/13	10.1
10.21	Credit and Security Agreement, by and between MidCap Funding III, LLC, as administrative agent, the Lenders listed in the Credit Facility Schedule thereto, the Registrant, and Callidus Biopharma, Inc., dated as of December 27, 2013	Form 8-K	12/30/13	10.1
+10.23	Second Restated Agreement, dated November 19, 2013 by and between the Registrant and Glaxo Group Limited	Form 10-K	3/3/14	10.46
*10.24	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	7/2/14	10.1
10.25	Amendment No.1 to the Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/16/14	10.1
*10.26	Employment Agreement dated April 23, 2014, between the Registrant and John F. Crowley	Form 8-K	4/25/14	10.1
*10.27	Employment Agreement dated April 23, 2014, between the Registrant and William D. Baird, III	Form 8-K	4/25/14	10.2
*10.28	Employment Agreement dated April 23, 2014, between the Registrant and Bradley L. Campbell	Form 8-K	4/25/14	10.3
*10.29	Employment Agreement dated April 23, 2014, between the Registrant and Jay Barth, M.D.	Form 10-Q	5/5/14	10.6
*10.30	Letter Agreement dated April 24, 2014, between the Registrant and Julie Yu	Form 10-Q	5/5/14	10.7

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
*10.31	Letter Agreement dated April 30, 2014, between the Registrant and Daphne Quimi	Form 10-Q	5/5/14	10.8
*10.32	Amended and Restated 2007 Equity Incentive Plan	Form 8-K	6/13/16	10.1
*10.33	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/28/16	10.1
*10.34	Employment Agreement dated December 17, 2015 between the Registrant and Hung Do	Form 10-K	2/29/16	10.37
*10.35	Employment Agreement dated December 17, 2015 between the Registrant and Dipal Doshi	Form 10-K	2/29/16	10.38
*10.36	Amendment No. 1 to the Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/16/14	10.1
10.37	First Amendment to Credit and Security Agreement by and between MidCap Funding III, LLC, as administrative agent, the Lenders listed in the Credit Facility Schedule thereto, the Registrant, and Callidus Biopharma, Inc., dated as of April 27, 2015.	Form 8-K	4/28/15	10.1
10.38	Note and Warrant Purchase Agreement by and among the Registrant and the purchasers identified on the signature pages thereto, dated October 1, 2015	Form 8-K	10/1/15	10.1
10.39	First Amendment to Lease, dated September 9, 2015, by and between Cedar Brook 3 Corporate Center, L.P. and the Registrant	Form 8-K	9/14/15	10.1
10.40	Sales Agreement, dated February 26, 2016, by and between the Registrant and Cowen and Company, LLC	Form 8-K	2/26/16	10.1
*10.41	Retention Bonus Letter, dated March 10, 2016, by and between the Registrant and Jay Barth, M.D.	Form 8-K	3/15/16	10.1
10.42	Note and Warrant Purchase Agreement by and among the Registrant and the purchasers identified on the signature pages thereto, dated February 19, 2016.	Form 8-K	2/22/16	10.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
10.43	Joinder to and Amendment of Note and Warrant Purchase Agreement by and among Amicus Therapeutics, Inc., Amicus Therapeutics UK Limited, Amicus Therapeutics International Holding LTD and the purchasers identified on the signature pages thereto, dated as of June 30, 2016	Form 8-K	7/1/16	10.1
*10.44	Amendment No. 1 to the Amended and Restated Amicus Therapeutics, Inc. 2007 Equity Incentive Plan	Form 8-K	7/29/16	10.1
*10.45	Secondment Letter, dated August 22, 2016 by and between the Registrant and Bradley Campbell	Form 8-K	8/23/16	10.1
10.46	Base Capped Call Transaction, dated December 15, 2016, by and between the Registrant and Goldman, Sachs & Co.	Form 8-K	12/21/16	10.1
10.47	Base Capped Call Transaction, dated December 15, 2016, by and between the Registrant and JPMorgan Chase Bank, National Association	Form 8-K	12/21/16	10.2
10.48	Base Capped Call Transaction, dated December 15, 2016, by and between the Registrant and Royal Bank of Canada	Form 8-K	12/21/16	10.3
10.49	Additional Capped Call Transaction, dated December 19, 2016, by and between the Registrant and Goldman, Sachs & Co.	Form 8-K	12/21/16	10.4
10.50	Additional Capped Call Transaction, dated December 19, 2016, by and between the Registrant and JPMorgan Chase Bank, National Association	Form 8-K	12/21/16	10.5
10.51	Additional Capped Call Transaction, dated December 19, 2016, by and between the Registrant and Royal Bank of Canada	Form 8-K	12/21/16	10.6
10.52	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and P Redmile Ltd.	Form 8-K	12/21/16	10.7

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
10.53	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Capital Offshore Fund, Ltd.	Form 8-K	12/21/16	10.8
10.54	Note Purchase Agreement, dated December 15, 2016, by among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Capital Offshore Fund II, Ltd.	Form 8-K	12/21/16	10.9
10.55	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Special Opportunities Fund, Ltd.	Form 8-K	12/21/16	10.10
10.56	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Capital Fund, LP	Form 8-K	12/21/16	10.11
10.57	Note Purchase Agreement, dated December 15, 2016, by and between Amicus Therapeutics International Holding LTD and GCM Grosvenor Special Opportunities Master Fund, Ltd.	Form 8-K	12/21/16	10.12
*10.58	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 8-K	12/30/16	10.1
21	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.				X

+
Confidential treatment has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*
Indicates management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2017.

AMICUS THERAPEUTICS, INC. (Registrant)
By:	/s/ John F. Crowley John F. Crowley Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Crowley (John F. Crowley)	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
/s/ William D. Baird III (William D. Baird III)	Chief Financial Officer (Principal Financial Officer)	March 1, 2017
/s/ Daphne Quimi (Daphne Quimi)	Sr. Vice President, Finance (Principal Accounting Officer)	March 1, 2017
/s/ Robert Essner (Robert Essner)	Director	March 1, 2017
/s/ Donald J. Hayden (Donald J. Hayden)	Director	March 1, 2017
/s/ Ted W. Love, M.D. (Ted W. Love, M.D.)	Director	March 1, 2017
/s/ Margaret G. McGlynn, R.Ph. (Margaret G. McGlynn, R.Ph.)	Director	March 1, 2017

Signature	Title	Date

/s/ Michael G. Raab (Michael G. Raab)	Director	March 1, 2017
/s/ Glenn Sblendorio (Glenn Sblendorio)	Director	March 1, 2017
/s/ Craig Wheeler (Craig Wheeler)	Director	March 1, 2017

Incorporated by Reference to SEC Filing
Exhibit No.					Filed with this Form 10-K
	Filed Exhibit Description	Form	Date	Exhibit No.
21	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
	The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.				X