Form 10-K/A
period 2016-12-30
AMICUS THERAPEUTICS INC
filed 2017-03-03
CIK 1178879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§22.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the 99,320,855 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on The NASDAQ Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was approximately $542,291,868 . Shares of voting and non-voting stock held by executive officers, directors and holders of more than 10% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 15, 2017, there were 142,741,036 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders which is to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Amicus Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017 (the “Original Annual Report”), for the sole purpose of correcting the number of shares of common stock outstanding as of February 15, 2017 which was reported on the cover page of the Original Annual Report.

This Amendment No. 1 on Form 10-K/A continues to speak as of the date of the filing of the Original Annual Report, and the Company has not changed the financial statements nor updated the disclosures contained therein to reflect any events that occurred at a later date.

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

3.     Exhibits The exhibits listed in the accompanying Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit			Incorporated by Reference to SEC Filing		Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K
2.1	Agreement and Plan of Merger, dated November 19, 2013, by and among Amicus Therapeutics, Inc., CB Acquisition Corp., Callidus BioPharma, Inc., and Cuong Do	Form 8-K	2/12/2014	2.1
+2.2	Agreement and Plan of Merger, dated August 30, 2015, by and among the Registrant, Titan Merger Sub Corp. and Scioderm, Inc.	Form 8-K	9/3/15	2.1
2.3	Amendment to Agreement and Plan of Merger, dated September 30, 2015, by and among the Registrant, Titan Merger Sub Corp. and Scioderm, Inc.	Form 8-K	9/30/15	2.2
+2.4	Agreement and Plan of Merger, dated July 5, 2016, by and among MiaMed, Inc., the Registrant and Minervas Merger Sub, Inc.	Form 8-K	7/6/16	2.1

3.1	Restated Certificate of Incorporation of the Registrant.	Form 10-K	2/28/12	3.1
3.2	Restated By-laws of the Registrant.	S-1/A (333-141700)	4/27/07	3.4
3.3	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation, as amended.	Form 8-K	6/10/2015	3.1

Exhibit			Incorporated by Reference to SEC Filing		Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1 (333-141700)	3/30/07	4.1
4.2	Third Amended and Restated Investor Rights Agreement, dated as of September 13, 2006, as amended	S-1 (333-141700)	3/30/07	4.3
4.3	Form of Warrant issued on November 20, 2013	Form 8-K	11/21/13	10.2
4.4	Form of Warrant, issued on October 1, 2015	Form 8-K	10/1/15	4.1
4.5	Form of Warrant to Purchase Common Stock	Form 8-K	2/22/16	4.1
4.6	Form of Warrant to Purchase Common Stock	Form 8-K	7/1/16	4.1
4.7	Form of Indenture	Form S-3ASR	4/29/16	4.7
4.8	Indenture, dated December 21, 2016, by and between the Registrant and Wilmington Trust, National Association	Form 8-K	12/21/16	4.1
*10.1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333-141700)	4/27/07	10.1
+10.2	Amended and Restated License Agreement, dated October, 31, 2008, by and between the Registrant and Mount Sinai School of Medicine of New York University	Form 10-K	2/6/09	10.3
+10.3	License Agreement, dated as of June 26, 2003, by and between the Registrant and University of Maryland, Baltimore County, as amended	S-1 (333-141700)	3/30/07	10.4
+10.4	Exclusive License Agreement, dated as of June 8, 2005, by and between the Registrant and Novo Nordisk, A/S	S-1 (333-141700)	3/30/07	10.5
*10.5	Letter Agreement, dated as of December 19, 2005, by and between the Registrant and David Lockhart, Ph.D.	S-1 (333-141700)	3/30/07	10.10
10.6	Form of Director and Officer Indemnification Agreement	S-1 (333-141700)	3/30/07	10.17

Exhibit			Incorporated by Reference to SEC Filing		Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K
*10.7	Amended and Restated 2007 Director Option Plan and form of option agreement	Form 8-K	6/18/10	10.2
*10.8	2007 Employee Stock Purchase Plan	S-1/A (333-141700)	5/17/07	10.24
*10.11	Management Bonus Program Summary	Form 8-K	6/9/16	10.1
*10.12	Letter Agreement, dated as of May 10, 2010 by and between the Registrant and Ken Valenzano	Form 10-K	3/4/11	10.32
*10.14	Letter Agreement, dated as of January 3, 2011 by and between the Registrant and Enrique Dilone	Form 10-K	3/4/11	10.34
10.15	Lease Agreement dated August 16, 2011 between the Registrant and Cedar Brook 3 Corporate Center, L.P.	Form 8-K	8/16/11	10.1
10.17	Second Amendment to Lease Agreement dated as of May 16, 2013 by and between the Registrant and A/G Touchstone, TP, LLC.	Form 8-K	5/22/13	10.1
*10.18	Letter Agreement, dated as of June 5, 2013 by and between the Registrant and Jeffrey P. Castelli	Form 10-Q	8/7/13	10.6
*10.19	Letter Agreement, dated as of June 5, 2013 by and between the Registrant and Jayne Gershkowitz	Form 10-Q	8/7/13	10.7
10.20	Securities Purchase Agreement, dated November 20, 2013 by and among the Company and the purchasers identified therein	Form 8-K	11/20/13	10.1
10.21	Credit and Security Agreement, by and between MidCap Funding III, LLC, as administrative agent, the Lenders listed in the Credit Facility Schedule thereto, the Registrant, and Callidus Biopharma, Inc., dated as of December 27, 2013	Form 8-K	12/30/13	10.1

Exhibit			Incorporated by Reference to SEC Filing		Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K
+10.23	Second Restated Agreement, dated November 19, 2013 by and between the Registrant and Glaxo Group Limited	Form 10-K	3/3/14	10.46
*10.24	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	7/2/14	10.1
10.25	Amendment No.1 to the Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/16/14	10.1
*10.26	Employment Agreement dated April 23, 2014, between the Registrant and John F. Crowley	Form 8-K	4/25/14	10.1
*10.27	Employment Agreement dated April 23, 2014, between the Registrant and William D. Baird, III	Form 8-K	4/25/14	10.2
*10.28	Employment Agreement dated April 23, 2014, between the Registrant and Bradley L. Campbell	Form 8-K	4/25/14	10.3
*10.29	Employment Agreement dated April 23, 2014, between the Registrant and Jay Barth, M.D.	Form 10-Q	5/5/14	10.6
*10.30	Letter Agreement dated April 24, 2014, between the Registrant and Julie Yu	Form 10-Q	5/5/14	10.7
*10.31	Letter Agreement dated April 30, 2014, between the Registrant and Daphne Quimi	Form 10-Q	5/5/14	10.8
*10.32	Amended and Restated 2007 Equity Incentive Plan	Form 8-K	6/13/16	10.1
*10.33	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/28/16	10.1
*10.34	Employment Agreement dated December 17, 2015 between the Registrant and Hung Do	Form 10-K	2/29/16	10.37
*10.35	Employment Agreement dated December 17, 2015 between the Registrant and Dipal Doshi	Form 10-K	2/29/16	10.38
*10.36	Amendment No. 1 to the Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/16/14	10.1

Exhibit			Incorporated by Reference to SEC Filing		Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K
10.37	First Amendment to Credit and Security Agreement by and between MidCap Funding III, LLC, as administrative agent, the Lenders listed in the Credit Facility Schedule thereto, the Registrant, and Callidus Biopharma, Inc., dated as of April 27, 2015.	Form 8-K	4/28/15	10.1
10.38	Note and Warrant Purchase Agreement by and among the Registrant and the purchasers identified on the signature pages thereto, dated October 1, 2015	Form 8-K	10/1/15	10.1
10.39	First Amendment to Lease, dated September 9, 2015, by and between Cedar Brook 3 Corporate Center, L.P. and the Registrant	Form 8-K	9/14/15	10.1
10.40	Sales Agreement, dated February 26, 2016, by and between the Registrant and Cowen and Company, LLC	Form 8-K	2/26/16	10.1
*10.41	Retention Bonus Letter, dated March 10, 2016, by and between the Registrant and Jay Barth, M.D.	Form 8-K	3/15/16	10.1
10.42	Note and Warrant Purchase Agreement by and among the Registrant and the purchasers identified on the signature pages thereto, dated February 19, 2016.	Form 8-K	2/22/16	10.1

Exhibit			Incorporated by Reference to SEC Filing		Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K
10.43	Joinder to and Amendment of Note and Warrant Purchase Agreement by and among Amicus Therapeutics, Inc., Amicus Therapeutics UK Limited, Amicus Therapeutics International Holding LTD and the purchasers identified on the signature pages thereto, dated as of June 30, 2016	Form 8-K	7/1/16	10.1
*10.44	Amendment No. 1 to the Amended and Restated Amicus Therapeutics, Inc. 2007 Equity Incentive Plan	Form 8-K	7/29/16	10.1
*10.45	Secondment Letter, dated August 22, 2016 by and between the Registrant and Bradley Campbell	Form 8-K	8/23/16	10.1
10.46	Base Capped Call Transaction, dated December 15, 2016, by and between the Registrant and Goldman, Sachs & Co.	Form 8-K	12/21/16	10.1
10.47	Base Capped Call Transaction, dated December 15, 2016, by and between the Registrant and JPMorgan Chase Bank, National Association	Form 8-K	12/21/16	10.2
10.48	Base Capped Call Transaction, dated December 15, 2016, by and between the Registrant and Royal Bank of Canada	Form 8-K	12/21/16	10.3
10.49	Additional Capped Call Transaction, dated December 19, 2016, by and between the Registrant and Goldman, Sachs & Co.	Form 8-K	12/21/16	10.4
10.50	Additional Capped Call Transaction, dated December 19, 2016, by and between the Registrant and JPMorgan Chase Bank, National Association	Form 8-K	12/21/16	10.5

Exhibit			Incorporated by Reference to SEC Filing		Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K
10.51	Additional Capped Call Transaction, dated December 19, 2016, by and between the Registrant and Royal Bank of Canada	Form 8-K	12/21/16	10.6
10.52	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and P Redmile Ltd.	Form 8-K	12/21/16	10.7
10.53	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Capital Offshore Fund, Ltd.	Form 8-K	12/21/16	10.8
10.54	Note Purchase Agreement, dated December 15, 2016, by among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Capital Offshore Fund II, Ltd.	Form 8-K	12/21/16	10.9
10.55	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Special Opportunities Fund, Ltd.	Form 8-K	12/21/16	10.10
10.56	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Capital Fund, LP	Form 8-K	12/21/16	10.11
10.57	Note Purchase Agreement, dated December 15, 2016, by and between Amicus Therapeutics International Holding LTD and GCM Grosvenor Special Opportunities Master Fund, Ltd.	Form 8-K	12/21/16	10.12

Exhibit			Incorporated by Reference to SEC Filing		Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K
*10.58	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 8-K	12/30/16	10.1
21	List of Subsidiaries	Form 10-K	3/1/17
23.1	Consent of Independent Registered Public Accounting Firm.	Form 10-K	3/1/17
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
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

		Form 10-K			X

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

AMICUS THERAPEUTICS, INC.

Date: March 3, 2017	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Exhibit Index

Exhibit
No.	Exhibit Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.