Form 10-Q
period 2017-03-31
AMICUS THERAPEUTICS INC
filed 2017-05-09
CIK 1178879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ or

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☐

The number of shares outstanding of the registrant’s common stock, $.01 par value per share, as of April 25, 2017 was 142,916,720 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended March 31, 2017

We have filed applications to register certain trademarks in the U.S. and abroad, including Amicus Therapeutics® and designs, At the forefront of therapies for rare and orphan diseases™, Zorblisa™, and Galafold™.

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

•                                     the future results of on-going preclinical research and later clinical trials for cyclin-dependent kinase-like 5 (“CDKL5”), including our ability to obtain regulatory approvals and commercialize CDKL5 and obtain market acceptance for CDKL5;

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

•                                     our ability to successfully integrate our acquisitions of Scioderm, Inc. (“Scioderm”) and MiaMed, Inc. (“MiaMed”) and their products and technologies into our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected; and

•                                     our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K, as amended, for the year ended December 31, 2016, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.

You should read this quarterly report on Form 10-Q in conjunction with the document that we reference herein. We do not assume any obligation to update any forward-looking statements.

PART I.                               FINANCIAL INFORMATION

Item 1.                                      Financial Statements (unaudited)

Amicus Therapeutics, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$44,755	$187,026
Investments in marketable securities	235,087	143,325
Accounts receivable	1,875	1,304
Inventories	3,698	3,416
Prepaid expenses and other current assets	10,792	4,993
Total current assets	296,207	340,064
Property and equipment, less accumulated depreciation of $13,316 and $12,495 at March 31, 2017 and December 31, 2016, respectively	9,745	9,816
In-process research & development	486,700	486,700
Goodwill	197,797	197,797
Other non-current assets	2,932	2,468
Total Assets	$993,381	$1,036,845

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and other current liabilities	$39,645	$41,008
Deferred reimbursements, current portion	13,850	13,850
Contingent consideration payable, current portion	56,101	56,101
Total current liabilities	109,596	110,959
Deferred reimbursements	21,906	21,906
Convertible notes	156,859	154,464
Contingent consideration payable	218,199	213,621
Deferred income taxes	173,820	173,771
Other non-current liability	2,223	1,973
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 142,829,530 and 142,691,986 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,482	1,480
Additional paid-in capital	1,126,148	1,120,156
Accumulated other comprehensive loss:
Foreign currency translation adjustment, less tax expense of $1,293 at March 31, 2017 and December 31, 2016	1,487	1,945
Unrealized gain on available-for securities	185	102
Warrants	16,076	16,076
Accumulated deficit	(834,600)	(779,608)
Total stockholders’ equity	310,778	360,151
Total Liabilities and Stockholders’ Equity	$993,381	$1,036,845

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Net product sales	$4,169	$—
Cost of goods sold	775	—
Gross Profit	3,394	—
Operating Expenses:
Research and development	30,876	23,425
Selling, general and administrative	19,132	15,701
Changes in fair value of contingent consideration payable	4,578	3,152
Restructuring charges	—	50
Depreciation	823	673
Total operating expenses	55,409	43,001
Loss from operations	(52,015)	(43,001)
Other income (expenses):
Interest income	759	307
Interest expense	(4,290)	(945)
Other income (expense)	610	(52)
Loss before income tax benefit	(54,936)	(43,691)
Income tax expense	(56)	—
Net loss attributable to common stockholders	$(54,992)	$(43,691)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.39)	$(0.35)
Weighted-average common shares outstanding — basic and diluted	142,770,629	125,178,517

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(54,992)	$(43,691)
Other comprehensive gain/ (loss):
Foreign currency translation adjustment	(458)	(65)
Unrealized gain on available-for-sale securities	83	229
Other comprehensive (loss)/ income	(375)	164
Comprehensive loss	$(55,367)	$(43,527)

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(54,992)	$(43,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	2,403	451
Depreciation	823	673
Stock-based compensation	6,030	4,283
Restructuring charges	—	50
Change in fair value of derivative liability	(163)	—
Non-cash changes in the fair value of contingent consideration payable	4,578	3,152
Foreign currency remeasurement loss	(604)	—
Non-cash deferred taxes	49	—
Changes in operating assets and liabilities:
Accounts receivable	(512)	—
Inventories	(243)	—
Prepaid expenses and other current assets	(5,846)	(94)
Other non-current assets	(459)	(377)
Account payable and accrued expenses	(1,271)	(9,763)
Non-current liabilities	363	380

Net cash used in operating activities	(49,844)	(44,936)
Investing activities
Sale and redemption of marketable securities	69,443	53,157
Purchases of marketable securities	(161,123)	(50,721)
Purchases of property and equipment	(732)	(2,878)
Net cash used in investing activities	(92,412)	(442)
Financing activities
Payment of capital leases	(71)	—
Purchase of vested restricted stock units	(261)	(657)
Proceeds from exercise of stock options	265	155
Payment of deferred financing fees	(28)	—
Net cash used in financing activities	(95)	(502)
Effect of exchange rate changes on cash and cash equivalents	80	(95)
Net decrease in cash and cash equivalents	(142,271)	(45,975)
Cash and cash equivalents at beginning of year/ period	187,026	69,485
Cash and cash equivalents at end of year/period	$44,755	$23,510
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$12	$—

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Corporate Information, Status of Operations, and Management Plans

Amicus Therapeutics, Inc. (the “Company”) is a global patient-focused biotechnology company engaged in the discovery, development, and commercialization of a diverse set of novel treatments for patients living with devastating rare and orphan diseases. The lead product, migalastat HCl is a small molecule that can be used as a monotherapy and in combination with enzyme replacement of therapy (“ERT”) for Fabry disease.

In May 2016, the Company announced that the European Commission (“EC”) had granted full approval for the oral small molecule pharmacological chaperone Galafold™ (migalastat) as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease (alpha-galactosidase A deficiency) and who have an amenable mutation. The approved label includes 313 Fabry-causing mutations, which represent up to half of all patients with Fabry disease. The Company commenced commercial shipments of Galafold in the EU in the second quarter of 2016 and recognized net product sales of $4.2 million in the three months ended March 31, 2017.

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

The Company had an accumulated deficit of approximately $834.6 million at March 31, 2017 and anticipates incurring losses through the fiscal year ending December 31, 2017 and beyond. The Company has been able to fund its operating losses to date through stock offering, debt issuances, and payments from partners during the terms of the collaboration agreements and other financing arrangements.

The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into the second half of 2018.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S.  GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2016.  For a complete description of the Company’s accounting policies, please refer to the Annual Report on Form 10-K, as amended for the year ended December 31, 2016.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Transactions

The functional currency for most of the Company’s foreign subsidiaries is their local currency. For non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

The Company transacts business in various foreign countries and therefore, is subject to risk of foreign currency exchange rate fluctuations. As such, in June 2016, the Company entered into a forward contract to economically hedge transactional exposure associated with commitments arising from trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. The Company does not designate this forward contract as a hedging instrument under applicable accounting guidance and, therefore, changes in fair value are recorded as other expense in the Consolidated Statements of Operations.

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

The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold. The majority of the Company’s accounts receivable at March 31, 2017 have arisen from product sales primarily in Germany. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined and the Company evaluates the creditworthiness of each customer on a regular basis. To date, the Company has not incurred any credit losses.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2016. However, the following accounting policies are the most critical in fully understanding and evaluating the Company’s financial condition and results of operations.

Revenue Recognition

The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, which is typically upon receipt by the end customer, the price is fixed or determinable, collection of the amounts due are reasonably assured and the Company has no further performance obligations.

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

Inventories and Cost of Goods Sold

Until regulatory approval of Galafold, the Company expensed all manufacturing costs related to Galafold as research and development expense. Upon regulatory approval, the Company began capitalizing costs related to the purchase and manufacture of Galafold.

Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on projected sales activity as well as product shelf-life. In evaluating the recoverability of inventories produced, the probability that revenue will be obtained from the future sale of the related inventory is considered and inventory value is written down for inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of product sales in the consolidated statements of operations.

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

Recent Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. A public business entity that is a U.S. SEC filer should adopt ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This Accounting Standards Update clarifies the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted under certain circumstances. The amendments should be applied prospectively as of the beginning of the period of adoption. The Company has not completed review of the impact of this guidance and does not expect this new guidance to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This Accounting Standards Update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements. The Company is currently assessing the impact that this standard will have on its consolidated financial statements. The Company has not completed review of the impact of this guidance and does not expect this new guidance to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on January 1, 2017. Due to the Company’s history of operating losses, the adoption did not result in changes to the Company’s Net loss or Retained earnings and the classification of excess tax benefits on the statement of cash flows for prior periods have not been adjusted. In connection with the adoption of ASU 2016-9, the Company made a policy election to continue its methodology for the development and application of its forfeiture rate.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted this guidance as of January 1, 2017 and the adoption did not have any impact on its consolidated financial statements.

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

3. Acquisitions

Asset acquisition of MiaMed, Inc.

In July 2016, the Company entered into an Agreement and Plan of Merger (the “MiaMed Agreement”) with MiaMed, Inc., (“MiaMed”). MiaMed is a pre-clinical biotechnology company focused on developing protein replacement therapy for CDKL5 and related diseases. Under the terms of the MiaMed Agreement, the former holders of MiaMed’s capital stock received an aggregate of $6.5 million, comprised of (i) approximately $1.8 million in cash (plus MiaMed’s cash and cash equivalents at closing and less any of MiaMed’s unpaid third-party fees and expenses related to the transaction), and (ii) 825,603 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). In addition, the Company also agreed to pay up to an additional $83.0 million in connection with the achievement of certain clinical, regulatory and commercial milestones, for a potential aggregate deal value of $89.5 million. The Company evaluated the transaction based on the guidance of Accounting Standard Codification (“ASC”) 805, Business Combinations and concluded that it only acquired inputs and did not acquire any processes. The Company will need to develop its own processes in order to produce an output. Therefore, the Company accounted for the transaction as an asset acquisition and accordingly $6.5 million was expensed to research and development.

Acquisition of Scioderm, Inc.

In September 2015, the Company acquired Scioderm, a privately-held biopharmaceutical company focused on developing innovative therapies for treating the rare disease EB. The acquisition leverages the Scioderm development team’s EB expertise with the Company’s global clinical infrastructure to advance SD-101 toward regulatory approvals and the Company’s commercial, patient advocacy, and medical affairs infrastructure to support a successful global launch. The acquisition of Scioderm was accounted for as a purchase of a business in accordance with ASC 805 Business Combinations.

The Company acquired Scioderm in a cash and stock transaction. At closing, the Company paid Scioderm shareholders, option holders, and warrant holders approximately $223.9 million, of which approximately $141.1 million was paid in cash and approximately $82.8 million was paid through the issuance of approximately 5.9 million newly issued shares of the Company’s Common Stock. The Company has agreed to pay up to an additional $361 million to Scioderm shareholders, option holders and warrant holders upon achievement of certain clinical and regulatory milestones, and $257 million to Scioderm shareholders, option holders, and warrant holders upon achievement of certain sales milestones. If SD-101 is approved, EB qualifies as a rare pediatric disease under The Food and Drug Administration Safety and Innovation Act (“FDSIA”) and the Company will request a Priority Review Voucher (“PRV”) under the FDSIA, if available. If the PRV is obtained and subsequently sold, the Company will pay Scioderm shareholders, option holders, and warrant holders the lesser of $100 million in the aggregate or 50% of the proceeds of such sale. If the Company obtains the PRV and has not entered into an agreement to sell or otherwise transfer to a third party the PRV within one year of its receipt, the shareholders ‘agent may appoint a financial advisor to conduct a process to sell the PRV. If the Company determines in its sole discretion to use the PRV, the Company shall give the shareholders’ agent written notice thereof and shall pay to the Scioderm shareholders, option holders, and warrant holders $100 million. The inability to sell the PRV after complying with the provisions, shall not give rise to any payment.

The fair value of the contingent consideration payments on the acquisition date was $259.0 million. This was an estimate based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions included a range of discount rates between 0.4% and 1.1% as interpolated from the U.S. Treasury constant maturity yield curve over the time frame for clinical and regulatory milestones and a range of discount rates between 1.0% and 2.2% for revenue-based milestones. The range of outcomes and assumptions used to develop these estimates have been updated to better reflect the probability of certain milestone outcomes and updated timelines related to clinical development and anticipated approval assumptions as of March 31, 2017, without limitation, the milestone payments projected for 2017 (See “— Note 9. Assets and Liabilities Measured at Fair Value”, for additional discussion regarding fair value measurements of the contingent acquisition consideration payable). In April 2016, while the total clinical and regulatory approval milestone payments remain unchanged at $361 million, the allocation between the clinical and regulatory approval milestone payments were revised as follows: clinical milestones of up to $81 million and regulatory approval milestones of up to $280 million.  The commercial milestone payments of up to $257 million remained unchanged.

At the end of the first quarter of 2017, the Company achieved 100% enrollment in the Phase 3 clinical study of SD-101 and the milestone payment of $10 million due for this event, was paid in April 2017 and was included in Contingent Consideration payable, current portion on the Consolidated Balance Sheet as of March 31, 2017.

The Company determined the fair value of the contingent consideration to be $264.0 million at March 31, 2017, of which $56.1 million is payable in the next twelve months, resulting in an increase in the contingent consideration payable and related expense of approximately $4.0 million for the three months ended March 31, 2017. The expense is recorded in the Consolidated Statement of Operations as the change within fair value of contingent consideration payable.

For additional information, see “— Note 4. Goodwill and Intangible Assets.”

The purchase price allocation was completed as of December 31, 2015 and a substantial portion of the assets acquired consisted of intangible assets related to SD-101. The Company determined that the estimated acquisition-date fair value of the indefinite lived IPR&D related to the SD-101 was $463.7 million.

4. Goodwill and IPR&D

In connection with the acquisitions, the Company has recognized goodwill of $197.8 million. The following table represents the changes in goodwill for the three months ended March 31, 2017:

(in millions)
Balance at December 31, 2016	$197.8
Change in goodwill	—
Balance at March 31, 2017	$197.8

In connection with the acquisitions, the Company recognized IPR&D of $486.7 million.  Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts.

The following table represents the changes in IPR&D for the three months ended March 31, 2017:

(in millions)
Balance at December 31, 2016	$486.7
Change in IPR&D	—
Balance at March 31, 2017	$486.7

Goodwill and intangible assets are assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value.

Note 5.  Cash, Money Market Funds and Marketable Securities

As of March 31, 2017, the Company held $44.8 million in cash and cash equivalents and $235.1 million of available-for-sale securities which are reported at fair value on the Company’s Consolidated Balance Sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income/ (loss) in the statements of comprehensive loss. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.

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

The Company transacts business in various foreign countries and therefore, is subject to risk of foreign currency exchange rate fluctuations. As such, in June 2016 the Company entered into a forward contract to economically hedge transactional exposure associated with commitments arising from trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. The Company does not designate these forward contracts as hedging instruments under applicable accounting guidance and, therefore, changes in fair value are recorded within other income (expense) in the Consolidated Statements of Operations, with the corresponding liability in current liabilities on the Consolidated Balance Sheet. For the three months ended March 31, 2017, the Company recognized a gain of $0.2 million, related to the derivative instruments not designated as hedging instruments in other expense in the Consolidated Statements of Operations and the corresponding liability of $0.1 million is recorded as other current liability in the Consolidated Balance Sheets.

Cash and available-for-sale securities are all current unless mentioned otherwise and consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
	Cost	Gross unrealized Gain	Gross unrealized Loss	Fair Value
Cash balances	$44,755	$—	$—	$44,755
Corporate debt securities, current portion	124,061	5	(38)	124,028
Commercial paper	110,441	218	—	110,659
Money market	350	—	—	350
Certificate of deposit	50	—	—	50
	$279,657	$223	$(38)	$279,842
Included in cash and cash equivalents	$44,755	$—	$—	$44,755
Included in marketable securities	234,902	223	(38)	235,087
Total cash and marketable securities	$279,657	223	$(38)	$279,842

	As of December 31, 2016
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$187,026	$—	$—	$187,026
Corporate debt securities, current portion	74,564	2	(31)	74,535
Commercial paper	68,258	132	—	68,390
Money market	350	—	—	350
Certificate of deposit	50	—	—	50
	$330,248	$134	$(31)	$330,351
Included in cash and cash equivalents	$187,026	$—	$—	$187,026
Included in marketable securities	143,222	134	(31)	143,325
Total cash and marketable securities	$330,248	134	$(31)	$330,351

For the three months ended March 31, 2017 and the year ended December 31, 2016, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available for sale securities as of March 31, 2017 and December 31, 2016 reflect temporary impairments that have been in a loss position for less than twelve months and as such are recognized in other comprehensive gain/ (loss). The fair value of these available for sale securities in unrealized loss positions was $101.3 million and $58.7 million as of March 31, 2017 and December 31, 2016, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (“AOCI”) in the statements of comprehensive loss.

Note 6.   Inventories

Inventories consist of work in process and finished goods related to the manufacture of Galafold.  The following table summarizes the components of inventories at March 31, 2017 (in thousands):

	March 31, 2017	December 31, 2016
Work-in-process	$3,473	$3,308
Finished goods	225	108
Total inventories	$3,698	$3,416

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

Note 7.   Debt Instruments

2016 Convertible Debt

On December 21, 2016, the Company issued at par value $250 million aggregate principal amount of unsecured Convertible Senior Notes due 2023 (the “Convertible Notes”), which included the exercise in full of the $25 million over-allotment option granted to the initial purchasers of the Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017.  The Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms.  The Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of the Company’s Common Stock or a combination thereof and may be settled as described below. The net proceeds from the Note Offering were $243.1 million, after deducting fees and estimated expenses payable by the Company.  In addition, the Company used approximately $13.5 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the capped call transactions (“Capped Call Confirmations”) that the Company entered into in connection with the issuance of the Convertible Notes.

The Convertible Notes are governed by an indenture dated December 21, 2016 (the “Indenture”) by and between the Company and Wilmington Trust, National Association, as trustee.

The Convertible Notes are initially convertible into approximately 40,849,675 shares of the Company’s Common Stock under certain circumstances prior to maturity at a conversion rate of 163.3987 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $6.12 per share of Common Stock, subject to adjustment under certain conditions. Holders may convert their Convertible Notes at their option at specified times prior to the maturity date of December 15, 2023, only if:

•                        during any fiscal quarter commencing after March 31, 2017, if the last reported sale price of the Company’s Common Stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Notes on the last day of such preceding fiscal quarter;

•                        a Holder submits its Convertible Notes for conversion during the five business day period following any five consecutive trading day period in which the trading price for the Convertible Notes, per $1,000 principal amount of the Convertible Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s Common Stock and the conversion rate of the Convertible Notes on such date;

•                        the Company issues to all or substantially all of the holders of Common Stock rights options or warrants entitling them for a period of not more than 60 calendar days after the date  of such issuance to subscribe for or purchase shares of the Common Stock, at a price per share less than the average of the Last Reported Sale Prices of the Common Stock for the 10 consecutive Trading Day period ending on, and including, the Trading Day immediately preceding the date of announcement of such issuance or distributes to all or substantially all holders of the Common Stock the Company’s assets, debt securities or rights to purchase the Company’s securities which distribution has a per share value of exceeding 10% of the Last Reported Sale Price of the Common Stock on the Trading Day immediately preceding the date of announcement of such distribution

•                        the Company enters into specified corporate transactions; or

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

Upon conversion, the Company may pay cash, shares of the Company’s Common Stock or a combination of cash and stock, as determined by the Company in its discretion.

The Company accounts for the Convertible Notes as a liability and equity component where the carrying value of the liability component will be valued based on a similar instrument. In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

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

The Convertible Notes consist of the following (in thousands): as of March 31, 2017 and December 31, 2016:

Liability component	March 31, 2017	December 31, 2016
Principal	$250,000	$250,000
Less: debt discount (1)	(88,546)	(90,807)
Less: deferred financing(1)	(4,595)	(4,729)
Net carrying value of the debt	$156,859	$154,464

(1)   Included in the Consolidated Balance Sheets within Convertible Senior Notes (due 2023) and amortized to interest expense over the remaining life of the Convertible Senior Notes using the effective interest rate method.

The fair value of the debt at March 31, 2017 was approximately $336.9 million.

The following table sets forth total interest expense recognized related to the Convertible Notes for the three months ended March 31, 2017:

Components	(In thousands)
Contractual interest expense	$1,887
Amortization of deferred financing	142
Amortization of debt discount	2,261
Total	$4,290
Effective interest rate of the liability component	10.85%

The Capped Call Confirmations of $13.5 million are expected generally to reduce the potential dilution to the Common Stock upon any conversion of the Convertible Notes and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes in the event that the market price of the Common Stock is greater than the strike price of the Capped Call Confirmations (which initially corresponds to the initial conversion price of the Convertible Notes and is subject to certain adjustments under the terms of the Capped Call Confirmations), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Confirmations. The Capped Call Confirmations have an initial cap price of $7.20 per share, which represents a premium of approximately 50% over the closing price of the Company’s Common Stock on the NASDAQ Global Market on December 15, 2016, and is subject to certain adjustments under the terms of the Capped Call Confirmations. The Capped Call Confirmations will cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of shares of Common Stock that will underlie the Convertible Notes.  The Capped Call Confirmations do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s Common Stock.  The premiums paid for the Capped Call Confirmations have been included as a net reduction to additional paid-in capital.

Note 8.   Stockholders’ Equity

Common Stock and Warrants

As of March 31, 2017, the Company was authorized to issue 250 million shares of Common Stock. Dividends on Common Stock will be paid when, and if, declared by the board of directors. Each stockholder is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.

As discussed in “—Note 7. Debt Instruments”, on December 21, 2016, the Company issued $250 million aggregate principal amount of Convertible Notes in a private offering. The Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms.  The Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of the Company’s Common Stock or a combination thereof. Prior to the close of business on the business day immediately preceding September 15, 2023, the Notes are convertible at the option of the holders of the Notes only under certain conditions. On or after September 15, 2023, until the close of business on the second business day immediately preceding the maturity date, holders of the Notes may convert their Notes at their option at the conversion rate then in effect, irrespective of these conditions.  The Company will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at the Company’s election.  The conversion rate will initially be 163.3987 shares of Common Stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $6.12 per share of Common Stock).  The conversion rate is subject to customary adjustments upon the occurrence of certain events.

Equity Incentive Plan

The Company’s Equity Incentive Plans consist of the Amended and Restated 2007 Equity Incentive Plan (the “Plan”) and the 2007 Director Option Plan (the “2007 Director Plan”). The Plan provides for the granting of restricted stock and options to purchase common stock in the Company to employees, advisors and consultants at a price to be determined by the Company’s board of directors. The Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company’s business. The 2007 Director Plan is intended to promote the recruiting and retention of highly qualified eligible directors and strengthen the commonality of interest between directors and stockholders by encouraging ownership of common stock of the Company. The Board of Directors, or its committee, is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option.

Stock Option Grants

The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected stock price volatility	83.2%	81.2%
Risk free interest rate	2.1%	1.8%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00

A summary of the Company’s stock options for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2016	15,497.5	$7.37
Granted	2,605.3	$5.19
Exercised	(88.4)	$3.00
Forfeited	(192.6)	$9.24
Options outstanding, March 31, 2017	17,821.8	$7.05	7.5 years	$26.1
Vested and unvested expected to vest, March 31, 2017	16,637.6	$7.05	7.3 years	$24.8
Exercisable at March 31, 2017	8,564.0	$6.80	5.9 years	$15.7

As of March 31, 2017, the total unrecognized compensation cost related to non-vested stock options granted was $37.2 million and is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Units (“RSUs”) and Performance-Based Restricted Stock Units

RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee’s continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of Common Stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

A summary of non-vested RSU activity under the Plan for the three months ended March 31, 2017 is as follows:

	Number of Share (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value (in millions)
Non-vested units as of December 31, 2016	744.4	$7.86
Granted	2,308.1	$5.64
Vested	(4.7)	$14.08
Forfeited	(25.9)	$5.81
Non-vested units as of March 31, 2017	3,021.9	$6.17	3	$21.5

On December 30, 2016, the Compensation Committee approved a form of Performance-Based Restricted Stock Unit Award Agreement (the “Performance-Based RSU Agreement”), to be used for performance-based RSUs granted to participants under the Amended and Restated Amicus Therapeutics, Inc. 2007 Equity Incentive Plan, including named executive officers. Certain awards under the form of Performance-Based RSU Agreement were granted in January 2017. The table above includes 401,413 market performance-based restricted stock units (“MPRSUs”) granted to executives.  Vesting of these awards is contingent upon the Company meeting certain total shareholder return (TSR) levels as compared to a select peer group over the next three years.  The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (802,826 shares) based on TSR performance.  The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term.  The estimated fair value per share of the MPRSUs was $8.08 and was calculated using a Monte Carlo simulation model.  The table above also includes 401,413 performance based awards that will vest over the next three years based on the Company achieving certain clinical milestones.

For the three months ended March 31, 2017, 4,680 of the RSUs vested and all non-vested units are expected to vest over their normal term. As of March 31, 2017, there was $13.4 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of 3 years.

Compensation Expense Related to Equity Awards

The following table summarizes information related to compensation expense recognized in the statements of operations related to the equity awards (in thousands):

	Three Months Ended March 31,
	2017	2016
Equity compensation expense recognized in:
Research and development expense	$2,753	$1,936
Selling, general and administrative expense	3,277	2,347
Total equity compensation expense	$6,030	$4,283

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

A summary of the fair value of the Company’s recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of March 31, 2017 are identified in the following table (in thousands):

	Level 2	Total
Assets:
Commercial paper	$110,659	$110,659
Corporate debt securities	124,028	124,028
Money market funds	2,197	2,197
	$236,884	$236,884

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$274,300	$274,300
Derivative liability	101	—	101
Deferred compensation plan liability	1,847	—	1,847
	$1,948	$274,300	$276,248

A summary of the fair value of the Company’s recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2016 are identified in the following table (in thousands):

	Level 2	Total
Assets:
Commercial paper	$68,390	$68,390
Corporate debt securities	74,535	74,535
Money market funds	1,829	1,829
	$144,754	$144,754

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$269,722	$269,722
Derivative liability	265	—	265
Deferred compensation plan liability	1,479	—	1,479
	$1,744	$269,722	$271,466

See “—Note 7. Debt Instruments” for the carrying amount and estimated fair value of the Company’s Convertible Notes due in 2023, that falls into Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation.

The Company did not have any Level 3 assets as of March 31, 2017 or as of December 31, 2016.

Cash, Money Market Funds and Marketable Securities

The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2017. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2017.

Contingent Consideration Payable

The contingent consideration payable resulted from the acquisitions of Scioderm and Callidus. The most recent valuation was determined using a probability weighted discounted cash flow valuation approach. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied. The valuation is performed quarterly. Gains and losses are included in the statement of operations.

As discussed in “—Note 3. Acquisitions,” on July 5, 2016, the Company entered into the MiaMed Agreement with MiaMed. MiaMed is a pre-clinical biotechnology company focused on developing protein replacement for CDKL5 and related diseases. Under the terms of the MiaMed Agreement, the Company agreed to pay up to an additional $83.0 million in connection with the achievement of certain clinical, regulatory and commercial milestones, for a potential aggregate deal value of $89.5 million. The MiaMed Agreement was accounted for as an asset acquisition and as such the Company determined that a liability for future milestone payments is not required to be recorded until the actual contingencies are met and will be recorded to research and development expenses when the contingency is resolved.

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

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to former Scioderm stockholders:

Contingent Consideration Liability	Fair value as of March 31, 2017	Valuation Technique	Unobservable Input	Range
Clinical and regulatory milestones	$237.8 million	Probability weighted discounted cash flow	Discount rate Probability of achievement of milestones Projected year of payments	0.8%-1.3% 66.5% -100.0% 2017-2019
Revenue-based milestones	$26.2 million	Monte Carlo	Revenue volatility Probability of achievement of milestones Discount rate Projected year of payments	51% 66.5% 1.4%-2.7% 2019-2035

The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB200 Pompe program:

Contingent Consideration Liability	Fair value as of March 31, 2017	Valuation Technique	Unobservable Input	Range
Clinical and regulatory milestones	$9.9 million	Probability weighted discounted cash flow	Discount rate Probability of achievement of milestones Projected year of payments	13.0% 32.0%-45.0% 2018-2022

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts related to clinical and regulatory based milestones are discounted back to the current period using a discounted cash flow model. Revenue-based payments are valued using a monte-carlo valuation model, which simulates future revenues during the earn out-period using management’s best estimates. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs together, or in isolation, may result in a significantly lower or higher fair value measurement. There is no assurance that any of the conditions for the milestone payments will be met.

The following table shows the change in the balance of contingent consideration payable for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016

Balance, beginning of the period	$269,722	$274,077
Unrealized change in fair value change during the period, included in Statement of Operations	4,578	3,152

Balance, end of the period	$274,300	$277,229

Deferred Compensation Plan- Investment and Liability

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

Foreign Currency Exchange Rate Exposure

The Company transacts business in various foreign countries and therefore, is subject to risk of foreign currency exchange rate fluctuations. As such, in June 2016, the Company entered into a forward contract to economically hedge transactional exposure associated with commitments arising from trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. The Company did not designate this forward contract as a hedging instrument under applicable accounting guidance and, therefore, the change in fair value resulted in a gain of $0.2 million that was recorded in the Consolidated Statements of Operations for the three months ended March 31, 2017 and the corresponding liability of $0.1 million was recorded as other current liability in the Consolidated Balance Sheets. The forward contract settles in monthly installments with the final installment settlement in June 2017.

Note 10.  Basic and Diluted Net Loss per Common Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share (in thousands except share amounts):

	Three Months Ended March 31,
Historical	2017	2016
Numerator:
Net loss attributable to common stockholders	$(54,992)	$(43,691)
Denominator:
Weighted average common shares outstanding — basic and diluted	142,770,629	125,178,517

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

The table below presents potential shares of Common Stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands):

	Three Months Ended March 31,
	2017	2016

Options to purchase common stock	17,822	14,102
Convertible debt	40,850	—
Outstanding warrants, convertible to common stock	3,110	1,850
Unvested restricted stock units	3,022	479
Vested restricted stock units, unissued	50	—
Total number of potentially issuable shares	64,854	16,431

Note 11. Commitments and Contingencies

Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat.  The plaintiffs seek, among other things, damages for purchasers of the Company’s Common Stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants. On May 26, 2016, the Court consolidated these lawsuits into a single action and appointed a lead plaintiff.  The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 11, 2016. On August 25, 2016, the defendants filed a motion to dismiss in response to the Consolidated Amended Class Action Complaint.  This motion to dismiss was fully briefed on October 28, 2016.  Lead plaintiff and defendants have reached an agreement in principal to fully and finally settle all claims asserted in the Consolidated Amended Class Action Complaint.  The settlement is immaterial to the Company’s consolidated financial statements and is subject to court approval. The settlement amount is expected to be fully covered under insurance.

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

Note 12.  Subsequent Events

In April 2017, the Company paid $10 million for the event based milestone related to the achievement of 100% enrollment in the Phase 3 clinical study of SD-101.

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

Our Strategy

Our strategy is to internally develop or acquire first-in-class or potentially best-in-class therapies that have the potential to provide significant benefits for individuals living with rare and devastating diseases. We intend to leverage our global capabilities to develop and commercialize our robust pipeline. During 2016, we made significant progress toward fulfilling our vision to build a leading global biotechnology company focused on rare and devastating diseases:

•                  Global capabilities. We have established a world-class international commercial infrastructure, with key leadership in place to execute the international launch of migalastat HCl that is currently underway.

•                  Commercial success. We received full approval in the European Union (“EU”) of Galafold (“migalastat HCl”) and commenced the commercial launch in Germany on May 30, 2016. We have achieved success with reimbursement in several EU member states and through our expanded access programs (“EAPs”) and we continue to advance additional regulatory submissions worldwide.

•                  Pompe clinical study. We have reported positive preliminary data from a clinical study to evaluate Pompe disease patients treated with our novel treatment paradigm ATB200/AT2221.

•                  Late-stage product development. We continue to investigate SD-101, a proprietary topical medicine for all major types of EB, in a single Phase 3 registration study that we hope will support global applications for approval in a number of countries. SD-101 has been granted Breakthrough Therapy designation by the U.S. Food and Drug Administration (“FDA”).

•                  Patient-centricity. We continue to focus on our patient advocacy, which has always been a critical component of the values of our corporate culture, throughout all levels of the organization. The needs of patients in the rare disease community are at the center of our inventive science, our commercial organization, and our clinical programs.

Our Commercial Product and Product Candidates

Migalastat for Fabry Disease

Our Fabry franchise strategy is to develop migalastat HCl (which we may refer to as “migalastat”) for all patients with Fabry disease as a monotherapy for patients with amenable mutations and in combination with ERT for all other patients. Migalastat was approved for use in the EU in May 2016 under the brand name Galafold™ as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation. Outside of the EU and Switzerland, migalastat is an investigational product.

We have launched Galafold in several European markets, including countries such as Germany, UK, Italy and Switzerland on a commercial basis as well as in select other European markets through reimbursed EAPs and recognized net product sales of $4.2 million in the three months ended March 31, 2017 as compared to $2.8 million in the fourth quarter of 2016. We are currently pursuing the country-by-country pricing and reimbursement process in the EU member states and we have regulatory submissions under review in additional territories including countries such as Canada and Australia. We are also targeting a first half 2017 regulatory submission (Japanese New Drug Application, or J-NDA) in Japan.

For patients with non-amenable mutations, we are leveraging our CHART™ technology and advanced biologics capabilities to develop a proprietary Fabry ERT for co-formulation with migalastat. Master cell banking has been completed and process development work has commenced. Migalastat is an oral precision medicine intended to treat Fabry disease in patients who have amenable genetic mutations, and at this time, it is not intended for concomitant use with ERT.

SD-101 for EB

We are in Phase 3 development of a novel, late-stage, proprietary topical medicine, SD-101, a potentially first-to-market therapy for the treatment of skin blistering and lesions associated with all major types of EB.  ESSENCE, a Phase 3 registration-directed study, was initiated in March of 2015 and completed enrollment of more than 160 patients in April of 2017. ESSENCE is a randomized, double-blind, placebo-controlled study being conducted at multiple sites worldwide that is designed to evaluate the safety and efficacy of SD-101 6% in patients with any of the three major types of EB, who are at least one-month old. Participants are being randomized 1:1 to two treatment groups receiving either SD-101 6% or placebo applied over their entire body once daily for three months.

SD-101 was one of the first therapies to receive Breakthrough Therapy designation by the FDA in 2013, following the completion of the Phase 2a initial human proof-of-concept study. The FDA and EMA each have also reviewed the Phase 2b study results. Based on the currently available data and communications with FDA and EMA, we believe that the global regulatory pathway forward for  SD-101 will require a single Phase 3 registration-directed study. The FDA agreed to a rolling NDA in the U.S., which was initiated in the fourth quarter of 2015. Following the Phase 2b study, our Paediatric Committee of the EMA has issued a positive opinion on our Paediatric Investigation Plan (“PIP”) for SD-101. A PIP is part of the EMA approval process and must be accepted prior to a submission of an MAA in the EU. Results from the Phase 3 study are anticipated in mid-2017 to support marketing applications for SD-101 in the U.S., EU, and other regions.

Novel ERT for Pompe Disease

We are leveraging our biologics capabilities and CHART™ platform to develop a novel treatment paradigm, ATB200/AT2221, for Pompe disease. This ERT consists of a uniquely engineered recombinant human acid alpha-glucosidase (“rhGAA”) enzyme, ATB200, with an optimized carbohydrate structure to enhance uptake, administered in combination with a pharmacological chaperone (AT2221) to improve activity and stability. We acquired ATB200 as well as our enzyme targeting technology through our purchase of Callidus Biopharma.

The small molecule pharmacological chaperone AT2221 is not an active ingredient that contributes directly to GAA substrate reduction but instead acts to stabilize ATB200. AT2221 binds and stabilizes ATB200 in the circulation to improve the uptake of active enzyme into key disease-relevant tissues, resulting in increased clearance of accumulated substrate, glycogen. The novel combination has been patented for method of use, and ATB200, following significant manufacturing scale-up, is our first biologic to enter clinical development. In preclinical studies, administration of ATB200/AT221 resulted in greater tissue GAA enzyme levels and further substrate reduction compared to the currently approved ERT for Pompe disease (alglucosidase alfa).

A Phase 1/2 clinical study, ATB200-02, was initiated in December of 2015 to investigate our novel Pompe treatment paradigm in Pompe patients. The primary objective is to evaluate the safety, tolerability, pharmacokinetics (PK), and pharmacodynamics (PD) of ATB200/AT2221 for an 18-week primary treatment period followed by a long-term extension. The three patient cohorts, enrolling up to ~20 total patients across all cohorts, are ambulatory ERT-switch patients (Cohort 1), non-ambulatory ERT-switch patients (Cohort 2), and ERT-naïve patients (Cohort 3).

Reported preliminary data highlights show safety data for 13 patients through interim data analysis (maximum 36 weeks) as well as PK and PD (muscle biomarker and disease substrate biomarker) data for 10 patients (eight ERT-switch patients and two naïve patients). ATB200/AT2221 safety measures showed no serious adverse events (SAEs) with TEAEs that were generally mild and transient. To date, ATB200/AT2221 has shown no infusion-associated reactions following 150+ infusions. The clinical PK profile was consistent with previously reported preclinical data (n=10). Reductions were observed in biomarkers of muscle damage (creatine kinase (CK) enzyme, alanine aminotransferase (ALT), and aspartate aminotransferase (AST)) in ambulatory switch patients (N=8, week 18) and naïve patients (N=2, week 4)). Reduction was also observed in a biomarker of glycogen substrate - Urine Hexose Tetrasaccharide (Hex4) - in all eight ERT-switch patients and both naïve patients.

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

Potential Collaborations and Alliances

On a regular basis we consider potential collaborations, alliances, and other business development opportunities to enhance our strategic plan to develop and provide therapies to patients living with rare and orphan diseases and support our continued expansion as a commercial biotechnology company. We are currently exploring opportunities for licensing migalastat to further enhance the development of the product in markets around the world and we may consider opportunities for licensing our other product candidates in the future.

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

There were no significant changes during the quarter ended March 31, 2017 to the items that we disclosed as our significant accounting policies and estimates described in “—Note 2. Summary of Significant Accounting Policies” to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2016.  However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, which is typically upon receipt by the end customer, the price is fixed or determinable, collection of the amounts due are reasonably assured and the Company has no further performance obligations.

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

Inventories and Cost of Goods Sold

Until regulatory approval of Galafold, the Company expensed all manufacturing costs of Galafold as research and development expense. Upon regulatory approval, the Company began capitalizing costs related to the purchase and manufacture of Galafold.

Inventories are stated at the lower of cost and net realizable value determined by the first-in, first-out method. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on projected sales activity as well as product shelf-life. In evaluating the recoverability of inventories produced, the probability that revenue will be obtained from the future sale of the related inventory is considered and inventory value is written down for inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of product sales in the consolidated statements of operations.

Cost of goods sold includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, and provisions for excess and obsolete inventory, as well as royalties payable.  A portion of the inventory available for sale was expensed as research and development costs prior to regulatory approval and as such the cost of goods sold and related gross margins are not necessarily indicative of future cost of goods sold and gross margin.

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

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands):

	Three months ended March 31
Projects	2017	2016
Projects
Third party direct project expenses
Monotherapy Studies
Migalastat (Fabry Disease — Phase 3)	$2,850	$3,947
SD-101 (EB-Epidermolysis Bullosa— Phase 3)	3,427	1,615
Combination Studies
ATB200 + AT2221 (Pompe Disease — Phase 2)	8,932	5,790
Fabry CHART (Fabry Disease — Preclinical)	128	154

Total third party direct project expenses	$15,337	$11,506
Other project costs (1)
Personnel costs	11,482	8,418
Other costs (2)	4,057	3,501
Total other project costs	$15,539	$11,919
Total research and development costs	$30,876	$23,425

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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended March 31,
	2017	2016
Expected stock price volatility	83.2%	81.2%
Risk free interest rate	2.1%	1.8%
Expected life of options (years)	6.25	6.25
Expected annual dividend per share	$0.00	$0.00

Restricted Stock Units (“RSUs”) and Performance-Based Restricted Stock Units

The RSUs awarded are generally subject to graded vesting and are contingent on an employee’s continued service on such date.  RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of our common stock, par value $0.01 per share (“Common Stock”) underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

On December 30, 2016, the Compensation Committee approved a form of Performance-Based Restricted Stock Unit Award Agreement (the “Performance-Based RSU Agreement”), to be used for performance-based RSUs granted to participants under the Amended and Restated Amicus Therapeutics, Inc. 2007 Equity Incentive Plan, including named executive officers. Certain awards under the form of Performance-Based RSU Agreement were granted in January 2017. The table above includes 401,413 market performance-based restricted stock units (“MPRSUs”) granted to executives.  Vesting of these awards is contingent upon the Company meeting certain total shareholder return (TSR) levels as compared to a select peer group over the next three years.  The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (802,826 shares) based on TSR performance.  The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term.  The estimated fair value per share of the MPRSUs was $8.08 and was calculated using a Monte Carlo simulation model.  The table above also includes 401,413 performance based awards that will vest over the next three years based on the Company achieving certain clinical milestones.

Results of Operations

Three months Ended March 31, 2017 versus March 31, 2016

Net Product Sales. Net product sales were $4.2 million for Galalfold for the three months ended March 31, 2017. Galalfold was approved for sale in the EU in May 2016 and has been launched in several European markets, including countries such as Germany, UK and Switzerland as well as in select other European markets through reimbursed EAPs.

Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as estimated royalties associated with sales of our product. Cost of goods sold as a percentage of net sales was 18.6% for the three months ended March 31, 2017.

Research and Development Expense.  Research and development expense was $30.9 million during the three months ended March 31, 2017, representing an increase of $7.5 million or 32.1% from $23.4 million for the three months ended March 31, 2016. The increase in research and development costs were primarily due to manufacturing costs related to clinical products and increases in clinical research costs for the enrollment of clinical studies for: the Pompe program of $3.1 million and the EB program of $1.8 million. Other increases were in personnel costs of approximately $3.1 million.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $19.1 million for the three months ended March 31, 2017, representing an increase of $3.4 million or 21.7% from $15.7 million for the three months ended March 31, 2016. The increase was primarily due to efforts to support the international activities and commercial launch of Galafold as well as the increases in personnel costs of approximately $3.0 million.

Changes in Fair Value of Contingent Consideration Payable. For the three months ended March 31, 2017, we recorded loss of $4.6 million representing a change of $1.4 million from the $3.2 million of expense for the three months ended March 31, 2016. The change in the fair value resulted primarily from increase in the Scioderm contingent consideration of $4.0 million, and an increase in the Callidus contingent consideration of $0.6 million. The fair value is impacted by updates to the estimated probability of achievement, assumed timing of milestones and adjustments to the discount periods and rates.

Depreciation Expense.  Depreciation expense was $0.8 million for the three months ended March 31, 2017, representing an increase of $0.1 million as compared to $0.7 million for the three months ended March 31, 2016. Depreciation was higher due to increased asset acquisitions, resulting in a higher depreciation base in 2017.

Interest Income. Interest income was $0.8 million for the three months ended March 31, 2017, representing an increase of $0.5 million from $0.3 million for the three months ended March 31, 2016. The increase in interest income was due to the overall higher average cash and investment balances as a result of our financing transactions.

Interest Expense.  Interest expense was approximately $4.3 million for three months ended March 31, 2017, representing an increase of $3.4 million from $0.9 million for the three months ended March 31, 2016. Interest expense was higher primarily due to the $250 million convertible debt offering in December 2016.

Other income/ expense.  Other income for the three months ended March 31, 2017 was $0.6 million, as compared to expense of $0.1 million for the three months ended March 31, 2016. The change was primarily from gain on foreign exchange transactions.

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

Cash flows

As of March 31, 2017, we had cash and cash equivalents and marketable securities of $279.8 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents and marketable securities, refer to “—Note 5. Cash, Money Market Funds and Marketable Securities,” in our Notes to Consolidated Financial Statements.

Net Cash Used in Operating Activities

Net cash used in operations for the three months ended March 31, 2017 was $49.8 million due primarily to the net loss for the three months ended March 31, 2017 of $55.0 million, which was offset by increase in prepaid expenses of $5.8 million and a decrease of $1.3 million in accounts payable and accrued expenses, mainly related to program expenses and support for the commercial launch of Galafold.

Net cash used in operations for the three months ended March 31, 2016 was $44.9 million, due primarily to the net loss for the three months ended March 31, 2016 of $43.7 million and also by a decrease in accounts payable and accrued expenses of $9.7 million and increase in deferred investment balances of $0.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $92.4 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash used in investing activities reflects $161.1 million for the purchase of marketable securities, $0.7 million for the acquisition of property and equipment, partially offset by $69.4 million for the sale and redemption of marketable securities.

Net cash used in investing activities for the three months ended March 31, 2016 was $0.4 million and reflects $50.7 million for the purchase of marketable securities, $2.9 million for the acquisition of property and equipment, partially offset by $53.2 million for the sale and redemption of marketable securities.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $0.1 million. Net cash used in financing activities reflects $0.3 million from vesting of RSUs and $0.1 million in payments on the capital lease arrangements, partially offset by $0.3 million received from exercise of stock options.

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

While we generated revenue from product sales since the second half of 2016, in the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into the second half of 2018.

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

Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For migalastat in the first quarter of 2017, we incurred $0.1 million of royalty expense under the agreement with MSSM.

In November 2013, we entered into the Revised Agreement with GlaxoSmithKline (“GSK”), pursuant to which we have obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the prior agreement entered into between us and GSK in July 2012. Under the terms of the Revised Agreement, there was no upfront payment from us to GSK. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. In addition, because we reacquired worldwide rights to migalastat, we are no longer eligible to receive any milestones or royalties we would have been eligible to receive under the Original Collaboration Agreement. In the first quarter of 2017, we recognized approximately $0.5 million of royalty expense under the agreement with GSK.

As part of the merger agreement with Scioderm, we have agreed to pay up to an additional $361 million to Scioderm stockholders, option holders, and warrant holders upon achievement of certain clinical and regulatory milestones, and $257 million to Scioderm stockholders, option holders, and warrant holders upon achievement of certain sales milestones. If SD-101 is approved, EB qualifies as a rare pediatric disease and we will request a Priority Review Voucher.  If the Priority Review Voucher is obtained and subsequently sold, we will pay Scioderm stockholders, option holders and warrant holders the lesser of $100 million in the aggregate or 50% of the proceeds of such sale. In April 2016, while the total clinical and regulatory approval milestone payments remain unchanged at $361 million, the allocation between the clinical and regulatory approval milestone payments were revised as follows: clinical milestones of up to $81 million and regulatory approval milestones of up to $280 million.  The commercial milestone payments of up to $257 million remained unchanged. During the second quarter of 2016, we reached the first event-based milestone for Scioderm, which was the 50% enrollment of patients in the Phase 3 study. The milestone payment for this event was $5.0 million, which was paid in cash during the second quarter of 2016. At the end of the first quarter of 2017, we achieved 100% enrollment in the Phase 3 clinical study and the milestone payment due for this event, $10 million was paid in April 2017.

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

Recent Accounting Pronouncements

Please refer to “—Note 2. Summary of Significant Accounting Policies,” in our Notes to Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. At March 31, 2017, we held $279.8 million in cash, cash equivalents and available for sale securities and due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income. At March 31, 2017, our cash, cash equivalents and available for sale securities were all due on demand or within one year. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out under the supervision of our Principal Executive Officer and Principal Financial Officer, with the participation of our management.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat.  The plaintiffs seek, among other things, damages for purchasers of the Company’s Common Stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants. On May 26, 2016, the Court consolidated these lawsuits into a single action and appointed a lead plaintiff.  The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 11, 2016. On August 25, 2016, the defendants filed a motion to dismiss in response to the Consolidated Amended Class Action Complaint.  This motion to dismiss was fully briefed on October 28, 2016.  Lead plaintiff and defendants have reached an agreement in principal to fully and finally settle all claims asserted in the Consolidated Amended Class Action Complaint.   The settlement is immaterial to the Company’s consolidated financial statements and is subject to court approval. The settlement amount is expected to be fully covered under insurance.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our Common Stock during the three months ended March 31, 2017. We have not announced any plans or programs for the repurchase of our Common Stock. However, employees surrendered 50,950 shares to the Company, during the three months ended March 31, 2017 at a weighted average price of $5.13 per share for the payment of the minimum tax liability withholding obligations upon the vesting of RSUs. We do not consider this a share buyback program.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements

(1)                                 Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 5, 2015.

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

AMICUS THERAPEUTICS, INC.

Date: May 9, 2017	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ William D. Baird III
William D. Baird III
Chief Financial Officer
(Principal Financial Officer)

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from this Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.