Form 10-Q
period 2017-06-30
AMICUS THERAPEUTICS INC
filed 2017-08-07
CIK 1178879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of July 25, 2017 was 164,566,069 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended June 30, 2017

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

•                                     the future results of on-going or subsequent clinical trials for SD-101, including our ability to obtain regulatory approvals and commercialize SD-101 and obtain market acceptance of SD-101;

•                                     the future results of on-going preclinical research and subsequent clinical trials for cyclin-dependent kinase-like 5 (“CDKL5”), including our ability to obtain regulatory approvals and commercialize CDKL5 and obtain market acceptance for CDKL5;

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

•                                     our ability to obtain market acceptance of migalastat HCl in the European Union;

•                                     the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•                                     the extent to which we acquire or invest in businesses, products and technologies;

•                                     our ability to successfully integrate our acquisition of Scioderm, Inc. and its products and technologies into our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected; and

•                                     our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.

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

PART I.                               FINANCIAL INFORMATION

Item 1.                                      Financial Statements (unaudited)

Amicus Therapeutics, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$37,394	$187,026
Investments in marketable securities	189,838	143,325
Accounts receivable	3,786	1,304
Inventories	3,948	3,416
Prepaid expenses and other current assets	6,023	4,993
Total current assets	240,989	340,064
Property and equipment, less accumulated depreciation of $13,951 and $12,495 at June 30, 2017 and December 31, 2016, respectively	10,471	9,816
In-process research & development	486,700	486,700
Goodwill	197,797	197,797
Other non-current assets	3,009	2,468
Total Assets	$938,966	$1,036,845

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and other current liabilities	$35,645	$41,008
Deferred reimbursements, current portion	18,850	13,850
Contingent consideration payable, current portion	46,188	56,101
Total current liabilities	100,683	110,959
Deferred reimbursements	16,906	21,906
Convertible notes	159,171	154,464
Contingent consideration payable	219,162	213,621
Deferred income taxes	173,869	173,771
Other non-current liability	2,283	1,973
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 143,371,243 and 142,691,986 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,485	1,480
Additional paid-in capital	1,132,229	1,120,156
Accumulated other comprehensive loss:
Foreign currency translation adjustment, less tax expense of $1,293 at June 30, 2017 and December 31, 2016	(192)	1,945
Unrealized gain on available-for securities	31	102
Warrants	16,076	16,076
Accumulated deficit	(882,737)	(779,608)
Total stockholders’ equity	266,892	360,151
Total Liabilities and Stockholders’ Equity	$938,966	$1,036,845

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Net product sales	$7,158	$—	$11,327	$—
Cost of goods sold	1,061	—	1,836	—
Gross Profit	6,097	—	9,491	—
Operating Expenses:
Research and development	31,985	18,281	62,861	41,706
Selling, general and administrative	19,311	19,300	38,443	35,001
Changes in fair value of contingent consideration payable	1,050	10,186	5,628	13,338
Restructuring charges	—	8	—	58
Depreciation	812	767	1,636	1,440
Total operating expenses	53,158	48,542	108,568	91,543
Loss from operations	(47,061)	(48,542)	(99,077)	(91,543)
Other income (expenses):
Interest income	753	331	1,512	638
Interest expense	(4,179)	(1,055)	(8,469)	(2,000)
Other income (expense)	2,400	(2,237)	3,010	(2,289)
Loss before income tax (expense)/benefit	(48,087)	(51,503)	(103,024)	(95,194)
Income tax (expense)/ benefit	(49)	453	(105)	453
Net loss attributable to common stockholders	$(48,136)	$(51,050)	$(103,129)	(94,741)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.34)	$(0.40)	$(0.72)	(0.75)
Weighted-average common shares outstanding — basic and diluted	143,000,718	129,122,175	142,886,614	127,160,943

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

( in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(48,136)	$(51,050)	$(103,129)	(94,741)
Other comprehensive (loss)/ gain:
Foreign currency translation adjustment (loss)/ gain	(1,678)	907	(2,136)	842
Unrealized (loss)/ gain on available-for-sale securities	(155)	87	(72)	316
Other comprehensive (loss)/ income	$(1,833)	994	(2,208)	1,158
Comprehensive loss	$(49,969)	$(50,056)	$(105,337)	$(93,583)

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(103,129)	$(94,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	4,715	1,014
Depreciation	1,636	1,440
Stock-based compensation	11,567	8,748
Restructuring charges	—	58
(Gain)/ Loss on disposal of asset	(8)	17
Change in fair value of derivative liability	(265)	346
Non-cash changes in the fair value of contingent consideration payable	5,628	13,338
Foreign currency remeasurement loss	(3,003)	1,892
Non-cash income tax benefit	—	(453)
Non-cash deferred taxes	98	—
Changes in operating assets and liabilities:
Accounts receivable	(2,226)	—
Inventories	(351)	(207)
Prepaid expenses and other current assets	(2,103)	(865)
Other non-current assets	(521)	(549)
Account payable and accrued expenses	(4,297)	(8,244)
Non-current liabilities	496	535
Net cash used in operating activities	(91,763)	(77,671)
Investing activities
Sale and redemption of marketable securities	137,909	121,283
Purchases of marketable securities	(184,494)	(126,914)
Purchases of property and equipment	(2,279)	(4,608)
Net cash used in investing activities	(48,864)	(10,239)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	57,818
Proceeds from unsecured loan agreement	—	30,000
Payment of capital leases	(142)	(47)
Payment of contingent consideration	(10,000)	(5,000)
Purchase of vested restricted stock units	(1,003)	(657)
Proceeds from exercise of stock options	1,554	647
Payment of deferred financing fees	(28)	—
Net cash used in/ (provided by) financing activities	(9,619)	82,761
Effect of exchange rate changes on cash and cash equivalents	614	(680)
Net decrease in cash and cash equivalents	(149,632)	(5,829)
Cash and cash equivalents at beginning of year/ period	187,026	69,485
Cash and cash equivalents at end of year/period	$37,394	$63,656
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$3,650	$276
Contingent consideration resolution in shares	$—	$6,115
Capital expenditures unpaid at end of the period	$351	$—
Capital expenditures funded by capital lease borrowings	$—	$850

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Corporate Information, Status of Operations, and Management Plans

Amicus Therapeutics, Inc. (the “Company”) is a global patient-focused biotechnology company engaged in the discovery, development and commercialization of a diverse set of novel treatments for patients living with devastating rare and orphan diseases. The Company’s lead product, migalastat HCl, is a small molecule that can be used as a monotherapy and in combination with enzyme replacement therapy (“ERT”) for Fabry disease. Migalastat was approved for use in the European Union (“EU”) in May 2016 under the brand name Galafold™ as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation. Additionally, based on a series of discussions with and written communication received from the U.S. Food and Drug Administration (the “FDA”), the FDA has informed the Company that it may now submit a New Drug Application (“NDA”) for migalastat. An additional Phase 3 study previously requested by the FDA to assess Gastrointestinal (“GI”) symptoms is no longer required before an NDA submission. The Company is preparing the NDA submission under Subpart H, which provides for accelerated approval and plan to submit an NDA to the FDA for migalastat for Fabry disease in the fourth quarter of 2017.

Also in the pipeline, SD-101 is a product candidate in late-stage development, as a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis Bullosa (“EB”). On May 31, 2017, SD-101 received Rare Pediatric Disease designation from the FDA. The FDA grants Rare Pediatric Disease designation for diseases that primarily affect children ages 18 years or younger and fewer than 200,000 persons in the U.S.

We are also developing ATB200/AT2221, a novel treatment paradigm for Pompe disease that consists of a unique recombinant enzyme co-administered with AT2221, a pharmacological chaperone. The Company may further leverage its Chaperone-Advanced Replacement Therapy (“CHART™”) platform technologies to develop novel ERT products for other lysosomal storage disorders (“LSDs”). The Company is also investigating preclinical and discovery programs in other rare and devastating diseases including cyclin-dependent kinase-like 5 (“CDKL5”) deficiency. The Company believes that its platform technologies and its product pipeline uniquely position it at the forefront of advanced therapies to treat a range of devastating rare and orphan diseases.

On July 12, 2017, the Company entered into an underwriting agreement (“the Underwriting Agreement”) with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters set forth on Schedule 1 thereto,  relating to an underwritten public offering of the Company’s common stock (the “Offering”). Under the terms of the Underwriting Agreement, the Company issued and sold 21,122,449 shares at a price to the public of $12.25 per share, resulting in gross proceeds of $258.8 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Offering closed on July 18, 2017 and the Company received net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company of $243.2 million. See “—Note 12 Subsequent Events” for more details.

The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to fund the current operating plan into the second half of 2019.

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

The Company transacts business in various foreign countries and therefore, is subject to risk of foreign currency exchange rate fluctuations. As such, in June 2016, the Company entered into a forward contract to economically hedge transactional exposure associated with commitments arising from trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. The Company does not designate this forward contract as a hedging instrument under applicable accounting guidance and, therefore, changes in fair value are recorded as other expense in the Consolidated Statements of Operations. The forward contract expired in June 2017.

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

The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold™. The majority of the Company’s accounts receivable at June 30, 2017 have arisen from product sales in Germany. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined and the Company evaluates the creditworthiness of each customer on a regular basis. To date, the Company has not incurred any credit losses.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2017, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2016. However, the following accounting policies are the most critical in fully understanding and evaluating the Company’s financial condition and results of operations.

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

The Company’s net product sales consist solely of sales of Galafold™ for the treatment of Fabry disease in the EU. The Company has recorded revenue on sales where Galafold™ is available either on a commercial basis or through a reimbursed early access program. Orders for Galafold™ are generally received from pharmacies and the ultimate payor is typically a government authority.

The Company records revenue net of estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known. Allowance as of June 30, 2017 are immaterial.

Inventories and Cost of Goods Sold

Prior to regulatory approval of Galafold™, the Company expensed all manufacturing costs related to Galafold™ as research and development expense. Upon regulatory approval, the Company began capitalizing costs related to the purchase and manufacture of Galafold™.

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

Contingent Liabilities

On an ongoing basis, the Company may be involved in various claims, and legal proceedings. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company will accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals will be based on the Company’s best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company’s operating results.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock.  Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and years, beginning after December 15, 2018.  Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Compensation—Stock Compensation. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The ASU is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers which along with amendments issued in 2015 and 2016, will replace substantially all current US GAAP guidance on this topic and eliminate industry-specific guidance. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.   The guidance permits two methods of adoption: full retrospective method (retrospective application to each prior reporting period presented) or modified retrospective method (retrospective application with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures). ASU 2014-09 will become effective for the Company during the first quarter of 2018.

The Company continues to assess the impact of ASU 2014-09 on its business and financial statements and expects the adoption of ASU 2014-09 to have an impact to its financial reporting disclosures and internal controls over financial reporting (“ICFR”).  The Company has developed implementation controls that allow the Company to properly and timely adopt the new revenue accounting standard on its effective date.  The Company will make continuous updates to the quarterly and year-end disclosures, with a focus on both status and internal controls over financial reporting.

The Company’s implementation plan includes a phased implementation project plan, an understanding of the new standard and its requirements, assessment of the Company’s revenue streams and specific contracts in the streams.  Additionally, the Company continues to monitor modifications, clarifications and interpretations issued by the FASB that may impact its assessment.  Upon completion of the Company’s implementation plan and evaluation of the remaining revenue contracts, the Company plans to adopt additional internal controls over financial reporting for any new revenue arrangements. The Company is on target to complete its assessment of ASU 2014-09 and the impact on the Company’s consolidated financial statements and related disclosures as of January 1, 2018.  The Company has elected to adopt the new standard using the modified retrospective approach.

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

Acquisition of Scioderm, Inc.

In September 2015, the Company acquired Scioderm Inc., (“Scioderm”), a privately-held biopharmaceutical company focused on developing innovative therapies for treating the rare disease EB. The acquisition leverages the Scioderm development team’s EB expertise with the Company’s global clinical infrastructure to advance SD-101 toward regulatory approvals and the Company’s commercial, patient advocacy, and medical affairs infrastructure to support a successful global launch. The acquisition of Scioderm was accounted for as a purchase of a business in accordance with ASC 805 Business Combinations.

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

The fair value of the contingent consideration payments on the acquisition date was $259.0 million. This was an estimate based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions included a range of discount rates between 0.4% and 1.1% as interpolated from the U.S. Treasury constant maturity yield curve over the time frame for clinical and regulatory milestones and a range of discount rates between 1.0% and 2.2% for revenue-based milestones. The range of outcomes and assumptions used to develop these estimates have been updated to better reflect the probability of certain milestone outcomes and updated timelines related to clinical development and anticipated approval assumptions as of June 30, 2017, without limitation, the milestone payments projected for 2017 (See “— Note 9. Assets and Liabilities Measured at Fair Value”, for additional discussion regarding fair value measurements of the contingent acquisition consideration payable). In April 2016, while the total clinical and regulatory approval milestone payments remained unchanged at $361 million, the allocation between the clinical and regulatory approval milestone payments was revised as follows: clinical milestones of up to $81 million and regulatory approval milestones of up to $280 million.  The commercial milestone payments of up to $257 million remained unchanged.

At the end of the first quarter of 2017, the Company achieved 100% enrollment in the Phase 3 clinical study of SD-101 and the milestone payment of $10 million due for this event, was paid in April 2017. The Company determined the fair value of the contingent consideration to be $254.7 million at June 30, 2017, of which $46.2 million is payable in the next twelve months, resulting in an increase in the contingent consideration payable and related expense of approximately $0.7 million for the three months ended June 30, 2017. The expense is recorded in the Consolidated Statement of Operations as the change within fair value of contingent consideration payable.

Acquisition of Callidus Biopharma, Inc.

In November 2013, the Company acquired Callidus a privately-held biologics company focused on developing best-in-class ERTs for LSDs with its lead ERT ATB200 for Pompe disease in late preclinical development. The acquisition of the Callidus assets and technology complements Amicus’ CHART™ platform for the development of next generation ERTs.

For additional information, see “— Note 4. Goodwill and Intangible Assets.”

4. Goodwill and IPR&D

In connection with the acquisitions, the Company has recognized goodwill of $197.8 million. The following table represents the changes in goodwill for the six months ended June 30, 2017:

(in millions)
Balance at December 31, 2016	$197.8
Change in goodwill	—
Balance at June 30, 2017	$197.8

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

The following table represents the changes in IPR&D for the six months ended June 30, 2017:

(in millions)
Balance at December 31, 2016	$486.7
Change in IPR&D	—
Balance at June 30, 2017	$486.7

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

Note 5.  Cash, Money Market Funds and Marketable Securities

As of June 30, 2017, the Company held $37.4 million in cash and cash equivalents and $189.8 million of available-for-sale securities which are reported at fair value on the Company’s Consolidated Balance Sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income/ (loss) in the statements of comprehensive loss. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.

The Company regularly invests excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated as many of these securities are either government backed or of the highest credit rating. Investments that have original maturities greater than 3 months but less than 1 year are classified as short-term, while investments that have maturities greater than 1 year are classified as long-term.

For the six months ended June 30, 2017, the Company recognized a gain of $0.2 million, related to derivative instruments not designated as hedging instruments in other expense in the Consolidated Statements of Operations. Because the forward contract expired in June 2017, there was no liability in the Consolidated Balance Sheets as of June 30, 2017.

Cash and available-for-sale securities are all current unless mentioned otherwise and consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017
	Cost	Gross unrealized Gain	Gross unrealized Loss	Fair Value
Cash balances	$37,394	$—	$—	$37,394
Corporate debt securities, current portion	108,683	1	(35)	108,649
Commercial paper	80,724	65	—	80,789
Money market	350	—	—	350
Certificate of deposit	50	—	—	50
	$227,201	$66	$(35)	$227,232
Included in cash and cash equivalents	$37,394	$—	$—	$37,394
Included in marketable securities	189,807	66	(35)	189,838
Total cash and marketable securities	$227,201	66	$(35)	$227,232

	As of December 31, 2016
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$187,026	$—	$—	$187,026
Corporate debt securities, current portion	74,564	2	(31)	74,535
Commercial paper	68,258	132	—	68,390
Money market	350	—	—	350
Certificate of deposit	50	—	—	50
	$330,248	$134	$(31)	$330,351
Included in cash and cash equivalents	$187,026	$—	$—	$187,026
Included in marketable securities	143,222	134	(31)	143,325
Total cash and marketable securities	$330,248	134	$(31)	$330,351

For the six months ended June 30, 2017 and the year ended December 31, 2016, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available for sale securities as of June 30, 2017 and December 31, 2016 reflect temporary impairments that have been in a loss position for less than twelve months and as such are recognized in other comprehensive gain/ (loss). The fair value of these available for sale securities in unrealized loss positions was $93.7 million and $58.7 million as of June 30, 2017 and December 31, 2016, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (“AOCI”) in the statements of comprehensive loss.

Note 6.   Inventories

Inventories consist of work in process and finished goods related to the manufacture of Galafold™.  The following table summarizes the components of inventories at June 30, 2017 (in thousands):

	June 30, 2017	December 31, 2016
Work-in-process	$3,758	$3,308
Finished goods	190	108
Total inventories	$3,948	$3,416

Inventory manufactured prior to commercialization was expensed to research and development. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on projected sales activity, as well as product shelf-life. In evaluating the recoverability of inventories produced, the Company considers the probability that revenue will be obtained from the future sale of the related inventory. Inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged. In such instances, a full reserve is taken against such inventory. Expired inventory is disposed of and the related costs are recognized as cost of product sales in the consolidated statement of operations. There have been no write-downs of inventory from the time inventory was first capitalized nor have any inventory reserves been recorded to date.

Note 7.   Debt Instruments

2016 Convertible Debt

On December 21, 2016, the Company issued at par value $250 million aggregate principal amount of unsecured Convertible Senior Notes due 2023 (the “Convertible Notes”), which included the exercise in full of the $25 million over-allotment option granted to the initial purchasers of the Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “Note Offering”). Interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017.  The Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms.  The Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of the Company’s Common Stock or a combination thereof and may be settled as described below. The net proceeds from the Note Offering were $243.1 million, after deducting fees and estimated expenses payable by the Company.  In addition, the Company used approximately $13.5 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the capped call transactions (“Capped Call Confirmations”) that the Company entered into in connection with the issuance of the Convertible Notes.

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

The Convertible Notes are initially convertible into approximately 40,849,675 shares of the Company’s Common Stock under certain circumstances prior to maturity at a conversion rate of 163.3987 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $6.12 per share of Common Stock, subject to adjustment under certain conditions. Holders may convert their Convertible Notes at their option at specified times prior to the maturity date of December 15, 2023, only if:

•                        during any fiscal quarter commencing after March 31, 2017, the last reported sale price of the Company’s Common Stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Notes on the last day of such preceding fiscal quarter;

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

The last reported sale price of the Company’s Common Stock was equal to or more than 130% of the conversion price of the Convertible Notes for atleast 20 trading days of the 30 consecutive trading days ending on the last day of the second quarter. As a result, the Convertible Notes are currently convertible into the Company’s Common stock as discussed above and at least until the end of the third quarter.

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

The Convertible Notes consist of the following (in thousands): as of June 30, 2017 and December 31, 2016:

Liability component	June 30, 2017	December 31, 2016
Principal	$250,000	$250,000
Less: debt discount (1)	(86,314)	(90,807)
Less: deferred financing(1)	(4,515)	(4,729)
Net carrying value of the debt	$159,171	$154,464

(1) Included in the Consolidated Balance Sheets within Convertible Senior Notes (due 2023) and amortized to interest expense over the remaining life of the Convertible Senior Notes using the effective interest rate method.

The fair value of the debt at June 30, 2017 was approximately $445.9 million.

The following table sets forth total interest expense recognized related to the Convertible Notes for the three and six months ended June 30, 2017:

Components (In thousands)	Three Months ended June 30, 2017	Six Months ended June 30, 2017
Contractual interest expense	$1,867	$3,754
Amortization of deferred financing	80	222
Amortization of debt discount	2,232	4,493
Total	$4,179	$8,469

Effective interest rate of the liability component was 10.85%.

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

Note 8.   Stockholders’ Equity

Common Stock and Warrants

As of June 30, 2017, the Company was authorized to issue 250 million shares of Common Stock. Dividends on Common Stock will be paid when, and if, declared by the board of directors. Each stockholder is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.

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

Stock Option Grants

The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected stock price volatility	82.7%	81.3%	83.2%	81.2%
Risk free interest rate	1.9%	1.3%	2.0%	1.7%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

A summary of the Company’s stock options for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2016	15,497.5	$7.37
Granted	2,889.5	$5.44
Exercised	(464.4)	$3.82
Forfeited	(648.0)	$11.06
Options outstanding, June 30, 2017	17,274.6	$7.00	7.4 years	$60.6
Vested and unvested expected to vest, June 30, 2017	16,249.7	$7.00	7.3 years	$57.2
Exercisable at June 30, 2017	8,931.2	$6.69	6.2 years	$34.2

As of June 30, 2017, the total unrecognized compensation cost related to non-vested stock options granted was $34.7 million and is expected to be recognized over a weighted average period of 2.6 years.

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

A summary of non-vested RSU activity under the Plan for the six months ended June 30, 2017 is as follows:

	Number of Share	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2016	744.4	$7.86
Granted	2,348.7	$5.69
Vested	(203.1)	$8.40
Forfeited	(63.8)	$7.19
Non-vested units as of June 30, 2017	2,826.2	$6.04	2.9 years	$28.5

On December 30, 2016, the Compensation Committee approved a form of Performance-Based Restricted Stock Unit Award Agreement (the “Performance-Based RSU Agreement”), to be used for performance-based RSUs granted to participants under the Amended and Restated Amicus Therapeutics, Inc. 2007 Equity Incentive Plan, including named executive officers. Certain awards under the form of Performance-Based RSU Agreement were granted in January 2017. The table above includes 401,413 market performance-based restricted stock units (“MPRSUs”) granted to executives.  Vesting of these awards is contingent upon the Company meeting certain total shareholder return (“TSR”) levels as compared to a select peer group over the next three years.  The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (802,826 shares) based on TSR performance.  The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term.  The estimated fair value per share of the MPRSUs was $8.08 and was calculated using a Monte Carlo simulation model.  The table above also includes 401,413 performance based awards that will vest over the next three years based on the Company achieving certain clinical milestones.

For the six months ended June 30, 2017, 203,106 of the RSUs vested and all non-vested units are expected to vest over their normal term. As of June 30, 2017, there was $12.4 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of 3 years.

Compensation Expense Related to Equity Awards

The following table summarizes information related to compensation expense recognized in the statements of operations related to the equity awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Equity compensation expense recognized in:
Research and development expense	$2,313	$1,966	$5,066	3,902
Selling, general and administrative expense	3,224	2,500	6,501	4,846
Total equity compensation expense	$5,537	$4,466	$11,567	8,748

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

A summary of the fair value of the Company’s recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of June 30, 2017 are identified in the following table (in thousands):

	Level 2	Total
Assets:
Commercial paper	$80,789	$80,789
Corporate debt securities	108,649	108,649
Money market funds	2,320	2,320
	$191,758	$191,758

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$265,350	$265,350
Derivative liability	—	—	—
Deferred compensation plan liability	1,994	—	1,994
	$1,994	$265,350	$267,344

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

The Company did not have any Level 3 assets as of June 30, 2017 or as of December 31, 2016.

Cash, Money Market Funds and Marketable Securities

The Company classifies its cash within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale and classifies these assets and the money market funds within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2017. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2017.

Contingent Consideration Payable

The contingent consideration payable resulted from the acquisitions of Scioderm and Callidus Biopharma, Inc. (“Callidus”). The most recent valuation was determined using a probability weighted discounted cash flow valuation approach. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied. The valuation is performed quarterly. Gains and losses are included in the statement of operations.

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

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to former Scioderm stockholders:

Contingent Consideration Liability	Fair value as of June 30, 2017	Valuation Technique	Unobservable Input	Range
Clinical and regulatory milestones	$228.1 million	Probability weighted discounted cash flow	Discount rate	1.0%-1.3%

			Probability of achievement of milestones	66.5% -70.0%

			Projected year of payments	2017-2019

Revenue-based milestones	$26.6 million	Monte Carlo	Revenue volatility	51%

			Probability of achievement of milestones	66.5%

			Discount rate	1.5%-2.4%

			Projected year of payments	2019-2035

The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB200 Pompe program:

Contingent Consideration Liability	Fair value as of June 30, 2017	Valuation Technique	Unobservable Input	Range
Clinical and regulatory milestones	$10.3 million	Probability weighted discounted cash flow	Discount rate	12.5%

			Probability of achievement of milestones	32.0%-45.0%

			Projected year of payments	2018-2022

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts related to clinical and regulatory based milestones are discounted back to the current period using a discounted cash flow model. Revenue-based payments are valued using a monte-carlo valuation model, which simulates future revenues during the earn-out period using management’s best estimates. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs together, or in isolation, may result in a significantly lower or higher fair value measurement. There is no assurance that any of the conditions for the milestone payments will be met.

The following table shows the change in the balance of contingent consideration payable for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Balance, beginning of the period	$274,300	$277,229	269,722	274,077
Payment of contingent consideration in cash	(10,000)	(5,000)	(10,000)	(5,000)
Payment of contingent consideration in stock	—	(6,115)	—	(6,115)
Unrealized change in fair value change during the period, included in Statement of Operations	1,050	10,186	5,628	13,338
Balance, end of the period	$265,350	$276,300	265,350	$276,300

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

Foreign Currency Exchange Rate Exposure

In June 2016, the Company entered into a forward contract to economically hedge transactional exposure associated with commitments arising from trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. The Company did not designate this forward contract as a hedging instrument and carried the liability of $0.3 million as other current liability in the Consolidated Balance Sheet as of December 31, 2016. The forward contract settled in June 2017. Accordingly, there is no liability as of June 30, 2017.

Note 10.  Basic and Diluted Net Loss per Common Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share (in thousands except share amounts):

(In thousands, except per share	Three Months Ended June 30,		Six Months Ended June 30,
amounts)	2017	2016	2017	2016
Numerator:
Net loss attributable to common stockholders	$(48,136)	$(51,050)	$(103,129)	$(94,741)
Denominator:
Weighted average common shares outstanding — basic and diluted	143,000,718	129,122,175	142,886,614	127,160,943

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

The table below presents potential shares of Common Stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands):

	As of June 30,
	2017	2016
Options to purchase common stock	17,275	14,271
Convertible debt	40,850	—
Outstanding warrants, convertible to common stock	3,110	3,110
Unvested restricted stock units	2,826	322
Vested restricted stock units, unissued	50	—
Total number of potentially issuable shares	64,111	17,703

Note 11. Commitments and Contingencies

Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat.  The plaintiffs seek, among other things, damages for purchasers of the Company’s Common Stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants. On May 26, 2016, the Court consolidated these lawsuits into a single action and appointed a lead plaintiff.  The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 11, 2016. On August 25, 2016, the defendants filed a motion to dismiss in response to the Consolidated Amended Class Action Complaint.  This motion to dismiss was fully briefed on October 28, 2016, but has not been decided.  Lead plaintiff and defendants have reached an agreement in principal to fully and finally settle all claims asserted in the Consolidated Amended Class Action Complaint.   On June 29, 2017, the Court granted preliminary approval to the settlement. In connection with the Court’s preliminary approval, the settlement amount was paid into the plaintiff’s fund. The settlement is immaterial to the Company’s consolidated financial statements and is subject to final court approval. A fairness hearing to determine whether the settlement will be approved is scheduled for November 2, 2017. The settlement amount was covered under insurance.

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

Note 12.  Subsequent Events

On July 12, 2017, the Company entered into the Underwriting Agreement with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters set forth on Schedule 1 thereto, relating to the Offering. Under the terms of the Underwriting Agreement, the Company issued and sold 21,122,449 shares at a price to the public of $12.25 per share, resulting in gross proceeds of $258.8 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Offering closed on July 18, 2017 and the Company received net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company of $243.2 million.

The Offering was made pursuant to the Company’s registration statement on Form S-3 (Registration No. 333-211005) filed with the U.S. Securities and Exchange Commission (the “ Commission “) on April 29, 2016, which became effective automatically upon the filing thereof. A preliminary prospectus supplement relating to the Offering was filed with the Commission on July 12, 2017, and a final prospectus supplement relating to the Offering was filed with the Commission on July 13, 2017.

The Company expects to use the net proceeds of the Offering for investment in the U.S. and international commercial infrastructure for migalastat HCl, investment in manufacturing capabilities for ATB200, the continued clinical development of its product candidates, research and development expenditures, clinical and pre-clinical trial expenditures, commercialization expenditures and for other general corporate purposes, which may include working capital, capital expenditures, the funding of in-licensing agreements for product candidates, additional technologies or other forms of intellectual property, the acquisition of assets or businesses that are complementary to the Company’s existing business and general and administrative expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global patient-focused biotechnology company engaged in the discovery, development and commercialization of a diverse set of novel treatments for patients living with devastating rare and orphan diseases. Our lead product, migalastat HCl is a small molecule that can be used as a monotherapy and in combination with enzyme replacement therapy (“ERT”) for Fabry disease. Migalastat was approved for use in the European Union (“ EU”) in May 2016 under the brand name Galafold™ as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation. The approved label includes 331 Fabry-causing mutations, which represent up to half of all patients with Fabry disease. As of June 30, 2017, we have been authorized to commercialize Galafold™ in 33 countries and over 150 Fabry patients are receiving Galafold™ compared to approximately 100 Fabry patients in April 2017. We remain confident in our guidance to achieve over 300 patients on Galafold™ therapy by the end of 2017. Additionally, based on a series of discussions with and written communication received from the U.S. Food and Drug Administration (the “FDA”), the FDA has informed us that we may now submit a New Drug Application (“ NDA”) for migalastat. An additional Phase 3 study previously requested by the FDA to assess Gastrointestinal (“GI”) symptoms is no longer required before an NDA submission. We are preparing the New Drug application (“NDA”) submission under Subpart H, which provides for accelerated approval. We plan to submit an NDA to the FDA for migalastat for Fabry disease in the fourth quarter of 2017.

Also in the pipeline, SD-101 is a product candidate in late-stage development, as a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis Bullosa (“EB”). We are also developing ATB200/AT2221, a novel treatment paradigm for Pompe disease that consists of a unique recombinant enzyme co-administered with AT2221, a pharmacological chaperone. We may further leverage our Chaperone-Advanced Replacement Therapy (“CHART™”) platform technologies to develop novel ERT products for other lysosomal storage disorders (“LSDs”). We are also investigating preclinical and discovery programs in other rare and devastating diseases including cyclin-dependent kinase-like 5 (“CDKL5”) deficiency. We believe that our platform technologies and our product pipeline uniquely position us at the forefront of advanced therapies to treat a range of devastating rare and orphan diseases.

On July 12, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters set forth on Schedule 1 thereto,  relating to an underwritten public offering of the our common stock (the “Offering”). Under the terms of this agreement, we issued and sold 21,122,449 shares at a price to the public of $12.25 per share, resulting in gross proceeds of $258.8 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Offering closed on July 18, 2017 and we received net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, of $243.2 million.

Our Strategy

Our strategy is to internally develop or acquire first-in-class or potentially best-in-class therapies that have the potential to provide significant benefits for individuals living with rare and devastating diseases. We intend to leverage our global capabilities to develop and commercialize our robust pipeline. Since the beginning of our last fiscal year, we made significant progress toward fulfilling our vision to build a leading global biotechnology company focused on rare and devastating diseases. Highlight of our programs includes:

•                  Global capabilities. We have established a world-class international commercial infrastructure, with key leadership in place to execute the international launch of migalastat HCl that is currently underway.

•                  Commercial success. We received full approval in the EU of migalastat HCl under the brand name Galafold™ and commenced the first commercial launch in Germany on May 30, 2016. We have achieved success with reimbursement in 12 EU member states and other parts of the world on a commercial basis or through our expanded access programs (“EAPs”). We continue to advance additional regulatory submissions in multiple countries around the world.

•                  NDA Submission under Subpart H. We are preparing an NDA submission under Subpart H, which provides for accelerated approval by the FDA, for migalastat HCl for Fabry Disease. We intend to base our NDA on existing data, including reduction in disease-causing substrate (GL-3), as well as the totality of data from completed clinical studies. We plan to submit our NDA in the fourth quarter of 2017 and will begin initial commercial planning efforts to support a potential US commercial launch.

•                  Pompe clinical study. We have reported positive preliminary data from a clinical study to evaluate Pompe disease patients treated with our novel treatment paradigm ATB200/AT2221.

•                  Late-stage product development. We continue to investigate SD-101, a proprietary topical medicine for all major types of EB, in a single Phase 3 registration study that we hope will support global applications for approval in a number of countries. SD-101 has been granted Breakthrough Therapy designation by the FDA.

•                  Patient-centricity. We continue to focus on improving the lives of patients living with rare and devastating diseases, which has always been a critical component of the values of our corporate culture. The needs of patients in the rare disease community are at the center of our innovative science, our commercial organization, and our clinical programs.

Our Commercial Product and Product Candidates

Migalastat for Fabry Disease

Our Fabry franchise strategy is to develop migalastat HCl (which we may refer to as “migalastat”) for all patients with Fabry disease as a monotherapy for patients with amenable mutations and in combination with ERT for all other patients. Migalastat was approved for use in the EU in May 2016 under the brand name Galafold™ as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation. The approved label includes 331 Fabry-causing mutations, which represent up to half of all patients with Fabry disease. Outside of the EU, Israel and Switzerland, migalastat is an investigational product.

We have launched Galafold™ in several European markets, including countries such as France, Germany, Italy, Switzerland and the UK, on a commercial basis, as well as in select other European markets through reimbursed EAPs, and recognized net product sales of $7.2 million in the three months ended June 30, 2017 as compared to $4.2 million in the first quarter of 2017. We are currently pursuing the country-by-country pricing and reimbursement process in the EU member states. We have received marketing approval in Israel, and we have regulatory submissions under review in additional countries, including Japan, Canada and Australia.

Based on a series of discussions with and written communication received from the FDA, the FDA has informed us that we may now submit an NDA for migalastat. An additional Phase 3 study previously requested by the FDA to assess GI symptoms is no longer required before an NDA submission. We are preparing the NDA submission under Subpart H, which provides for accelerated approval. We intend to base our NDA on existing data, including reduction in disease-causing substrate (GL-3), as well as the totality of data from completed clinical studies. Progressive accumulation of GL-3 is believed to lead to the morbidity and mortality of Fabry disease, including pain, kidney failure, heart disease and stroke.  We plan to submit an NDA to the FDA for migalastat for Fabry disease in the fourth quarter of 2017.

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

SD-101 for EB

We are in Phase 3 development of a novel, late-stage, proprietary topical medicine, SD-101, a potentially first-to-market therapy for the treatment of skin blistering and lesions associated with all major types of EB.  ESSENCE, a Phase 3 registration-directed study, was initiated in March of 2015 and completed enrollment of more than 160 patients in April of 2017. ESSENCE is a randomized, double-blind, placebo-controlled study being conducted at multiple sites worldwide that is designed to evaluate the safety and efficacy of SD-101 6% in patients with any of the three major types of EB who are at least one-month old. Participants are being randomized 1:1 to two treatment groups receiving either SD-101 6% or placebo applied over their entire body once daily for three months.

SD-101 was one of the first therapies to receive Breakthrough Therapy designation by the FDA in 2013, following the completion of the Phase 2a initial human proof-of-concept study. The FDA and EMA each have also reviewed the Phase 2b study results. The FDA agreed to a rolling NDA in the United States, which was initiated in the fourth quarter of 2015. Following the Phase 2b study, the Paediatric Committee of the EMA has issued a positive opinion on our Paediatric Investigation Plan (“PIP”) for SD-101. A PIP is part of the EMA approval process and must be accepted prior to a submission of a marketing authorisation application (“MAA”) in the EU. Results from the Phase 3 study are anticipated in mid-2017 to support marketing applications for SD-101 in the United States, EU, and other regions. On May 31, 2017, SD-101 received Rare Pediatric Disease designation from the FDA. The FDA grants Rare Pediatric Disease designation for diseases that primarily affect children ages 18 years or younger and fewer than 200,000 persons in the U.S.

Novel ERT for Pompe Disease

We are leveraging our biologics capabilities and CHART™ platform to develop a novel treatment paradigm, ATB200/AT2221, for Pompe disease. This ERT consists of a uniquely engineered recombinant human acid alpha-glucosidase enzyme, ATB200, with an optimized carbohydrate structure to enhance uptake, administered in combination with a pharmacological chaperone (AT2221) to improve activity and stability. We acquired ATB200 as well as our enzyme targeting technology through our purchase of Callidus Biopharm, Inc. (“Callidus”).

The small molecule pharmacological chaperone AT2221 is not an active ingredient that contributes directly to GAA substrate reduction but instead acts to stabilize ATB200. AT2221 binds and stabilizes ATB200 in the circulation to improve the uptake of active enzyme into key disease-relevant tissues, resulting in increased clearance of accumulated substrate glycogen. The novel combination has been patented for method of use, and ATB200, following significant manufacturing scale-up, is our first biologic to enter clinical development. In preclinical studies, administration of ATB200/AT2221 resulted in increased tissue GAA enzyme levels and decreased substrate reduction.

A Phase 1/2 clinical study, ATB200-02, was initiated in December of 2015 to investigate our novel Pompe treatment paradigm in Pompe patients. The primary objective is to evaluate the safety, tolerability, pharmacokinetics (“PK”), and pharmacodynamics (“PD”) of ATB200/AT2221 for an 18-week primary treatment period followed by a long-term extension. The three patient cohorts, enrolling up to ~20 total patients across all cohorts, are ambulatory ERT-switch patients (Cohort 1), non-ambulatory ERT-switch patients (Cohort 2), and ERT-naïve patients (Cohort 3).

On May 15, 2017 we reported interim data from our clinical study ATB200-02. Highlights included safety data for 20 patients (maximum 48 weeks) as well as PD (muscle biomarker and disease substrate biomarker) data for 16 patients (11 ERT-switch patients and five ERT-naïve patients). ATB200/AT2221 safety measures showed no serious adverse events (SAEs) considered related to ATB200/AT2221 with treatment emergent adverse events (TEAEs) that were generally mild and transient. To date, ATB200/AT2221 has shown no infusion-associated reactions following the first 200+ infusions. The clinical PK profile was consistent with previously reported preclinical data. Reductions were observed in biomarkers of muscle damage (creatine kinase (CK) enzyme, alanine aminotransferase (ALT), and aspartate aminotransferase (AST)) in a majority of ERT-switch patients and ERT-naïve patients, and across the three biomarkers, mean reductions from baseline were approximately 15-20% and 50-55% for the ERT-switch and ERT-naïve patients, respectively. Reduction was also observed in a biomarker of glycogen substrate - Urine Hexose Tetrasaccharide (Hex4) - in a majority of ERT-switch patients and all ERT-naïve patients, with mean reductions from baseline of approximately 40% and 50% for the ERT-switch and ERT-naïve patients, respectively.

As of the last interim analysis in May 2017, functional outcomes data from baseline to Month 6 were also available for 10 patients (seven ambulatory ERT-switch, two ERT-naïve and one non-ambulatory ERT-switch). Muscle function improved in 9/10 patients. Mean six minute walk test (6MWT) distance improved in both ERT-naive (+52 Meters) and ERT-switch (+38 Meters) patients (8 out of 9). Other motor function tests in ambulatory patients were consistent with the 6MWT. The first non-ambulatory patient showed significant improvements in muscle strength tests. Pulmonary function at Month 6 showed forced vital capacity (FVC) increased in ERT-naive patients (mean +3.0%) and was stable in ERT-switch patients (mean +0.3%). Maximal inspiratory pressure (MIP) and maximal expiratory pressure (MEP) were generally consistent with FVC.

CDKL5

We are researching a potential first-in-class protein replacement therapy approach for CDKL5 deficiency in preclinical studies. CDKL5 is a gene on the X-chromosome encoding the CDKL5 protein that regulates the expression of several essential proteins for normal brain development. Genetic mutations in the CDKL5 gene result in CDKL5 protein deficiency and the disorder manifests clinically as persistent seizures starting in infancy, followed by severe impairment in neurological development. Most children affected by CDKL5 deficiency cannot walk or care for themselves and may also suffer from scoliosis, visual impairment, sensory issues, and gastrointestinal complications.

Strategic Alliances and Arrangements

We will continue to evaluate business development opportunities as appropriate that build stockholder value and provide us with access to the financial, technical, clinical, and commercial resources necessary to develop and market pharmacological chaperone therapeutics, ERTs, skin treatments, and other technologies or products. We are exploring potential collaborations, alliances, and other business development opportunities on a regular basis. These opportunities may include the acquisition of preclinical-stage, clinical-stage or marketed products so long as such transactions are consistent with our strategic plan to develop and provide therapies to patients living with rare and orphan diseases, and support our continued transformation from a development-stage company into a commercial biotechnology company.

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

There were no significant changes during the quarter ended June 30, 2017 to the items that we disclosed as our significant accounting policies and estimates described in “—Note 2. Summary of Significant Accounting Policies” to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2016.  However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

The Company’s net product sales consist solely of sales of Galafold™ for the treatment of Fabry disease in the EU. The Company has recorded revenue on sales where Galafold™ is available either on a commercial basis or through a reimbursed early access program. Orders for Galafold™ are generally received from pharmacies and the ultimate payor is typically a government authority.

The Company records revenue net of estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known. Allowances as of June 30, 2017 are immaterial.

Inventories and Cost of Goods Sold

Prior to regulatory approval of Galafold™, the Company expensed all manufacturing costs of Galafold™ as research and development expense. Upon regulatory approval, the Company began capitalizing costs related to the purchase and manufacture of Galafold™.

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

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands):

	Three months Ended June 30,		Six Months Ended June 30,
Projects	2017	2016	2017	2016
Projects
Third party direct project expenses
Monotherapy Studies
Migalastat (Fabry Disease — Phase 3)	$2,529	$2,830	$5,379	$6,777
SD-101 (EB-Epidermolysis Bullosa— Phase 3)	2,337	1,861	5,764	3,476
Combination Studies
ATB200 + AT2221 (Pompe Disease — Phase 2)	10,206	799	19,138	6,589
Fabry CHART (Fabry Disease — Preclinical)	1	37	129	191
CDKL5 (Preclinical)	109	—	109	—

Total third party direct project expenses	$15,182	$5,527	$30,519	$17,033
Other project costs (1)
Personnel costs	11,270	9,149	22,752	17,568
Other costs (2)	5,533	3,605	9,590	7,105
Total other project costs	$16,803	$12,754	$32,342	$24,673
Total research and development costs	$31,985	$18,281	$62,861	$41,706

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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected stock price volatility	82.7%	81.3%	83.2%	81.2%
Risk free interest rate	1.9%	1.3%	2.0%	1.7%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

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

Results of Operations

Three months Ended June 30, 2017 versus June 30, 2016

Net Product Sales. Net product sales were $7.2 million for Galafold™ for the three months ended June 30, 2017. Galafold™ was approved for sale in the EU in May 2016 and has been launched in several European markets, including countries such as Germany, UK and Switzerland as well as in select other European markets through reimbursed EAPs. We began to recognize revenue in the third quarter of 2016.

Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net sales was 14.8% for the three months ended June 30, 2017.

Research and Development Expense.  Research and development expense was $32.0 million during the three months ended June 30, 2017, representing an increase of $13.7 million or 74.9% from $18.3 million for the three months ended June 30, 2016. The change in research and development costs was driven primarily by a $9.4 million increase in costs related to the Pompe program.  The increase in

Pompe program costs related to expenses associated with product manufacturing as well as expenses related to the ongoing Phase 1/2 clinical trial. In addition to program costs, personnel costs increased by approximately $2.1 million.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $19.3 million for the three months ended June 30, 2017 and June 30, 2016.

Changes in Fair Value of Contingent Consideration Payable. For the three months ended June 30, 2017, we recorded expense of $1.1 million representing a change of $9.1 million from the $10.2 million of expense for the three months ended June 30, 2016. The change in the fair value from the three months ended June 30, 2016 to the three months ended June 30, 2017 resulted primarily from a decrease in the change attributable to the Scioderm, Inc. (“Scioderm”) contingent consideration of $10.2 million and an increase in the change attributable to the Callidus contingent consideration of $1.1 million. The fair value and change in fair value are impacted by updates to the estimated probability of achievement, assumed timing of milestones and adjustments to the discount periods and rates.

Depreciation Expense.  Depreciation expense was $0.8 million for the three months ended June 30, 2017 and ended June 30, 2016.

Interest Income. Interest income was $0.8 million for the three months ended June 30, 2017, representing an increase of $0.5 million from $0.3 million for the three months ended June 30, 2016. The increase in interest income was due to the overall higher average cash and investment balances as a result of our financing transactions.

Interest Expense.  Interest expense was approximately $4.2 million for three months ended June 30, 2017, representing an increase of $3.1 million from $1.1 million for the three months ended June 30, 2016. Interest expense was higher due to the $250 million convertible debt offering completed in December 2016.

Other income/ expense.  Other income for the three months ended June 30, 2017 was $2.4 million, as compared to expense of $2.2 million for the three months ended June 30, 2016. The change was primarily from unrealized gain on foreign exchange transactions.

Six months Ended June 30, 2017 versus June 30, 2016

Net Product Sales. Net product sales were $11.3 million for Galafold™ for the six months ended June 30, 2017. Galafold™ was approved for sale in the EU in May 2016 and has been launched in several European markets, including countries such as Germany, UK and Switzerland as well as in select other European markets through reimbursed EAPs. We began to recognize revenue in the third quarter of 2016.

Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net sales was 16.2% for the six months ended June 30, 2017.

Research and Development Expense.  Research and development expense was $62.9 million during the six months ended June 30, 2017, representing an increase of $21.2 million or 50.8% from $41.7 million for the six months ended June 30, 2016. The change in research and development costs was driven primarily by a $12.5 million increase in costs related to the Pompe program.  The increase in Pompe program costs related to expenses associated with product manufacturing as well as expenses related to the ongoing Phase 1/2 clinical trial.  Research and development costs were also impacted by a $2.3 million increase in costs associated with the Phase 3 EB program. In addition to program costs, personnel costs increased by approximately $5.2 million.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $38.4 million for the six months ended June 30, 2017, representing an increase of $3.4 million or 9.7% from $35.0 million for the six months ended June 30, 2016. The increase was primarily due to efforts to support the international activities and commercial launch of Galafold™ as well as the increases in personnel costs of approximately $5.1 million, partially offset by decreases in professional fees of $1.4 million.

Changes in Fair Value of Contingent Consideration Payable. For the six months ended June 30, 2017, we recorded expense of $5.6 million representing a change of $7.7 million from the $13.3 million of expense for the six months ended June 30, 2016. The change in the fair value from the six months ended June 30, 2016 to the six months ended June 30, 2017 resulted primarily from a decrease in the change attributable to the Scioderm contingent consideration of $8.4 million, and an increase in the change attributable to the Callidus contingent consideration of $0.7 million. The fair value is impacted by updates to the estimated probability of achievement, assumed timing of milestones and adjustments to the discount periods and rates.

Depreciation Expense.  Depreciation expense was $1.6 million for the six months ended June 30, 2017, representing an increase of $0.2 million as compared to $1.4 million for the six months ended June 30, 2016. Depreciation was higher due to increased asset acquisitions, resulting in a higher depreciation base in 2017.

Interest Income. Interest income was $1.5 million for the six months ended June 30, 2017, representing an increase of $0.9 million from $0.6 million for the six months ended June 30, 2016. The increase in interest income was due to the overall higher average cash and investment balances as a result of our financing transactions.

Interest Expense.  Interest expense was approximately $8.5 million for six months ended June 30, 2017, representing an increase of $6.5 million from $2.0 million for the six months ended June 30, 2016. Interest expense was higher due to the $250 million convertible debt offering completed in December 2016.

Other income/ expense.  Other income for the six months ended June 30, 2017 was $3.0 million, as compared to expense of $2.3 million for the six months ended June 30, 2016. The change was primarily from unrealized gain on foreign exchange transactions.

Liquidity and Capital Resources

Source of Liquidity

As a result of our significant research and development expenditures as well as expenditures to build a commercial organization to support the launch of Galafold™, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have historically funded our operations principally through the issuance and sale of stock, collaborations, debt financings, grants and non-refundable license fees.

Cash flows

As of June 30, 2017, we had cash and cash equivalents and marketable securities of $227.2 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents and marketable securities, refer to “—Note 5. Cash, Money Market Funds and Marketable Securities,” in our Notes to Consolidated Financial Statements.

Net Cash Used in Operating Activities

Net cash used in operations for the six months ended June 30, 2017 was $91.8 million due primarily to the net loss for the six months ended June 30, 2017 of $103.1 million and the net change in the operating assets and liabilities of $9.0 million. The net change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $4.3 million.

Net cash used in operations for the six months ended June 30, 2016 was $77.7 million, due primarily to the net loss for the six months ended June 30, 2016 of $94.7 million and the net change in the operating assets and liabilities of $9.3 million. The net change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $8.2 million. The increase in net cash used in operating activities from the six months ended June 30, 2016 to the six months ended June 30, 2017 is primarily related to program expenses and support for the commercial launch of Galafold™.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $48.9 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash used in investing activities reflects $184.5 million for the purchase of marketable securities, $2.3 million for the acquisition of property and equipment, partially offset by $137.9 million for the sale and redemption of marketable securities.

Net cash used in investing activities for the six months ended June 30, 2016 was $10.2 million and reflects $126.9 million for the purchase of marketable securities, $4.6 million for the acquisition of property and equipment, partially offset by $121.3 million for the sale and redemption of marketable securities.

Net Cash Used in/ Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 was $9.6 million. Net cash used in financing activities reflects $10.0 million from payment of contingent consideration, $1.0 million from vesting of RSUs and $0.1 million in payments on the capital lease arrangements, partially offset by $1.6 million received from exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2016 was $82.8 million. Net cash provided by financing activities reflects $57.8 million from issuance of Common Stock under the ATM program, $30.0 million as proceeds from notes sold to Redmile Capital Fund, LP and certain of its affiliates and Grosvenor Special Opportunities Master Fund, Ltd.,and $0.6 million from exercise of stock options, partially offset by $5.0 million paid to Scioderm as contingent consideration and $0.7 million from vesting of RSUs.

Funding Requirements

We expect to incur losses from operations for the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials.  Our future capital requirements will depend on a number of factors, including:

•                                     the progress and results of our clinical trials of our drug candidates;

•                                     the cost of manufacturing drug supply for our clinical and preclinical studies, including the significant cost of new Fabry ERT cell line development and manufacturing as well as the cost of manufacturing Pompe ERT;

•                                     the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates including those testing the use of pharmacological chaperones co-formulated and co-administered with ERT and for the treatment of LSDs;

•                                     the future results of on-going or subsequent clinical trials for SD-101, including our ability to obtain regulatory approvals and commercialize SD-101 and obtain market acceptance of SD-101;

•                                     the future results of on-going preclinical research and subsequent clinical trials for CDKL5, including our ability to obtain regulatory approvals and commercialize CDKL5 and obtain market acceptance for CDKL5;

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

•                                     our ability to obtain reimbursement for migalastat HCl;

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

•                                     our ability to successfully integrate our acquisitions of Scioderm and its products and technologies into our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected;

•                                     our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators; and

•                                     our expectations related to the use of proceeds , if any, from the public offering in July 2017.

While we generated revenue from product sales since the second half of 2016, in the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. We believe that our existing cash and cash equivalents and short-term investments, which includes the net proceeds of $243.2 million from the follow-on public offering completed in July 3017, will be sufficient to fund the current operating plan into the second half of 2019.

Financial Uncertainties Related to Potential Future Payments

Milestone Payments / Royalties

We acquired exclusive worldwide patent rights to develop and commercialize migalastat and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with MSSM. This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2018 in the U.S. and 2019 in Europe and Japan for monotherapy. If we develop a product for combination therapy of specific pharmacological chaperone such as migalastat plus an ERT for certain LSDs such as Fabry disease and a patent issues from the pending MSSM applications covering such a combination therapy(ies), expiration for the combination product(s) will be 2024.

Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For migalastat, we incurred $0.3 million of royalty expense under the agreement with MSSM for the six months ended June 30, 2017.

In November 2013, we entered into the Revised Agreement with GlaxoSmithKline (“GSK”), pursuant to which we have obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the prior agreement entered into between us and GSK in July 2012. Under the terms of the Revised Agreement, there was no upfront payment from us to GSK. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. In addition, because we reacquired worldwide rights to migalastat, we are no longer eligible to receive any milestones or royalties we would have been eligible to receive under the Original Collaboration Agreement. In the six months ended June 30, 2017, we incurred approximately $1.2 million of royalty expense under the agreement with GSK.

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

Recent Accounting Pronouncements

Please refer to “—Note 2. Summary of Significant Accounting Policies,” in our Notes to Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $0.5 million. At June 30, 2017, we held $227.2 million in cash, cash equivalents and available for sale securities and they are all due on demand or within one year. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat.  The plaintiffs seek, among other things, damages for purchasers of the Company’s Common Stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants. On May 26, 2016, the Court consolidated these lawsuits into a single action and appointed a lead plaintiff.  The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 11, 2016. On August 25, 2016, the defendants filed a motion to dismiss in response to the Consolidated Amended Class Action Complaint.  This motion to dismiss was fully briefed on October 28, 2016, but has not been decided. Lead plaintiff and defendants have reached an agreement in principal to fully and finally settle all claims asserted in the Consolidated Amended Class Action Complaint.   On June 29, 2017, the Court granted preliminary approval to the settlement. In connection with the Court’s preliminary approval, the settlement amount was paid into the plaintiff’s fund. The settlement is immaterial to the Company’s consolidated financial statements and is subject to final court approval. A fairness hearing to determine whether the settlement will be approved is scheduled for November 2, 2017. The settlement amount was covered under insurance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our Common Stock during the three months ended June 30, 2017. We have not announced any plans or programs for the repurchase of our Common Stock. However, employees surrendered 88,715 shares to the Company, during the three months ended June 30, 2017 at a weighted average price of $8.19 per share for the payment of the minimum tax liability withholding obligations upon the vesting of RSUs. We do not consider this a share buyback program.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the six months ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements

(1)                       Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 5, 2015.

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

AMICUS THERAPEUTICS, INC.

Date: August 7, 2017	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2017	By:	/s/ William D. Baird III
William D. Baird III
Chief Financial Officer
(Principal Financial Officer)

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from this Quarterly Report on Form 10-Q for the six months ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.