Form 10-Q
period 2017-09-30
AMICUS THERAPEUTICS INC
filed 2017-11-08
CIK 1178879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of October 31, 2017 was 166,269,300 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended September 30, 2017

We have filed applications to register certain trademarks in the U.S. and abroad, including Amicus Therapeutics® and designs, At the forefront of therapies for rare and orphan diseases™, Zorblisa™, and Galafold™.

i

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

•                                     our ability to successfully integrate our acquired products and technologies into our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected; and

•                                     our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.

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

PART I.          FINANCIAL INFORMATION

Item 1.             Financial Statements (unaudited)

Amicus Therapeutics, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$64,133	$187,026
Investments in marketable securities, current portion	347,388	143,325
Accounts receivable	5,974	1,304
Inventories	7,272	3,416
Prepaid expenses and other current assets	6,246	4,993
Total current assets	431,013	340,064
Investments in marketable securities	15,109	—
Property and equipment, less accumulated depreciation of $13,273 and $12,495 at September 30, 2017 and December 31, 2016, respectively	9,641	9,816
In-process research & development	23,000	486,700
Goodwill	197,797	197,797
Other non-current assets	4,219	2,468
Total Assets	$680,779	$1,036,845

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and other current liabilities	$53,709	$41,008
Deferred reimbursements, current portion	6,250	13,850
Contingent consideration payable, current portion	8,200	56,101
Total current liabilities	68,159	110,959
Deferred reimbursements	16,906	21,906
Convertible notes	161,635	154,464
Contingent consideration payable	12,900	213,621
Deferred income taxes	9,186	173,771
Other non-current liability	2,313	1,973
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized 165,491,141 and 142,691,986 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,707	1,480
Additional paid-in capital	1,387,767	1,120,156
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1,367)	1,945
Unrealized gain on available-for-sale securities	(101)	102
Warrants	16,076	16,076
Accumulated deficit	(994,402)	(779,608)
Total stockholders’ equity	409,680	360,151
Total Liabilities and Stockholders’ Equity	$680,779	$1,036,845

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Net product sales	$10,874	$2,127	$22,201	$2,127
Cost of goods sold	1,790	344	3,626	344
Gross Profit	9,084	1,783	18,575	1,783
Operating Expenses:
Research and development	40,641	32,457	103,502	74,163
Selling, general and administrative	21,647	17,469	60,090	52,470
Changes in fair value of contingent consideration payable	(244,250)	(4,110)	(238,622)	9,228
Loss on impairment of assets	465,427	—	465,427	—
Restructuring charges	—	11	—	69
Depreciation	851	896	2,486	2,336
Total operating expenses	284,316	46,723	392,883	138,266
Loss from operations	(275,232)	(44,940)	(374,308)	(136,483)
Other income (expenses):
Interest income	1,190	460	2,702	1,098
Interest expense	(4,351)	(1,517)	(12,820)	(3,517)
Other income (expense)	2,044	(910)	5,054	(3,199)
Loss before income tax benefit	(276,349)	(46,907)	(379,372)	(142,101)
Income tax benefit	164,683	253	164,578	706
Net loss attributable to common stockholders	$(111,666)	$(46,654)	$(214,794)	$(141,395)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.69)	$(0.33)	$(1.44)	$(1.07)
Weighted-average common shares outstanding — basic and diluted	160,796,841	140,656,109	148,963,864	131,675,690

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

( in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(111,666)	$(46,654)	$(214,794)	$(141,395)
Other comprehensive (loss)/ gain:
Foreign currency translation adjustment (loss)/ gain	(1,176)	220	(3,312)	1,062
Unrealized (loss)/ gain on available-for-sale securities	(131)	86	(203)	402
Other comprehensive (loss)/ income	$(1,307)	$306	$(3,515)	$1,464
Comprehensive loss	$(112,973)	$(46,348)	$(218,309)	$(139,931)

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(214,794)	(141,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	7,179	1,744
Depreciation	2,486	2,336
Stock-based compensation	17,067	13,087
Charges to research expense for stock issued in asset acquisition	—	4,607
Restructuring charges	—	69
Loss on impairment	465,427	—
(Gain)/ Loss on disposal of asset	(8)	17
Change in fair value of derivative liability	(265)	324
Non-cash changes in the fair value of contingent consideration payable	(238,622)	9,228
Foreign currency remeasurement (gain)/ loss	(4,932)	2,207
Non-cash deferred taxes and other tax benefits	(164,585)	(706)
Changes in operating assets and liabilities:
Accounts receivable	(4,288)	(863)
Inventories	(3,386)	(3,505)
Prepaid expenses and other current assets	(3,358)	(2,803)
Other non-current assets	(713)	(660)
Account payable and accrued expenses	13,037	(2,920)
Non-current liabilities	637	684
Deferred Reimbursements	(12,600)	—
Net cash used in operating activities	(141,718)	(118,549)
Investing activities
Sale and redemption of marketable securities	230,981	165,495
Purchases of marketable securities	(450,358)	(199,829)
Purchases of property and equipment	(3,398)	(5,520)
Net cash used in investing activities	(222,775)	(39,854)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	243,036	97,068
Proceeds from unsecured loan agreement	—	30,000
Payment of capital leases	(212)	(118)
Payment of contingent consideration	(10,000)	(5,000)
Purchase of vested restricted stock units	(1,067)	(1,010)
Proceeds from exercise of stock options	8,841	1,456
Payment of deferred financing fees	(28)	—
Net cash provided by financing activities	240,570	122,396
Effect of exchange rate changes on cash and cash equivalents	1,030	(363)
Net decrease in cash and cash equivalents	(122,893)	(36,370)
Cash and cash equivalents at beginning of year/ period	187,026	69,485
Cash and cash equivalents at end of year/period	$64,133	$33,115
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$3,662	$284
Contingent consideration resolution in shares	$—	$6,115
Capital expenditures funded by capital lease borrowings	$—	$850

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Corporate Information, Status of Operations, and Management Plans

Amicus Therapeutics, Inc. (the “Company”) is a global patient-focused biotechnology company engaged in the discovery, development and commercialization of a diverse set of novel treatments for patients living with devastating rare and orphan diseases. The Company’s lead product, migalastat HCl, is a small molecule that can be used as a monotherapy and in combination with enzyme replacement therapy (“ERT”) for Fabry disease. Migalastat was approved for use in the European Union (“EU”) in May 2016 under the brand name Galafold™ as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation. Additionally, based on a series of discussions with and written communication received from the U.S. Food and Drug Administration (the “FDA”), the FDA has informed the Company that it may now submit a New Drug Application (“NDA”) for migalastat. An additional Phase 3 study previously requested by the FDA to assess Gastrointestinal (“GI”) symptoms is no longer required before an NDA submission. The Company is preparing the NDA submission under Subpart H, which provides for accelerated approval, and plans to submit an NDA to the FDA for migalastat for Fabry disease in the fourth quarter of 2017.

The Company is also investigating a novel treatment paradigm ATB200/AT2221 in patients with Pompe disease, an inherited lysosomal storage disorder caused by an enzyme deficiency that leads to accumulation of glycogen (disease substrate) in cells. In October 2017, the Company announced additional positive results from our global Phase 1/2 clinical study (ATB200-02) to investigate ATB200/AT2221 in patients with Pompe disease. Consistent with previous results, patients who completed six months of treatment with ATB200/AT2221 showed improvements in six-minute walk test (“6MWT”) distance and other measures of motor function, stability or increases in forced vital capacity (“FVC”), and further reductions in biomarkers of muscle damage and disease substrate, with consistent results reported in initial patients who completed nine months of treatment. On September 21, 2017, the Company announced that the FDA granted orphan drug designation to ATB200/AT2221.

The Company was previously developing SD-101in late-stage development as a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis Bullosa (“EB”). On September 13, 2017, the Company reported that top-line data from the randomized, double-blind, placebo-controlled Phase 3 clinical study (“ESSENCE” or “SD-005”) to assess the efficacy and safety of the novel topical wound-healing agent SD-101 did not meet the primary endpoints or secondary endpoints in participants with EB. The Company plans to further analyze and share the Phase 3 ESSENCE results with key stakeholders in the EB community including physicians, patient organizations and regulators. In the interim, in consultation with their physicians, participants in the ongoing extension studies (SD-004 and -006) will have the opportunity to continue being treated with SD-101. Based on the top-line data, the Company has no current plans to invest in any additional clinical studies or commercial preparation activities for SD-101. This event led the Company to assess the carrying amount of the program’s tangible and intangible assets against their respective fair values.  Based on the assessment, the Company recognized a loss on impairment of intangible assets in the amount of $463.7 million and $1.7 million in fixed assets recorded within Loss on Impairment of Assets within the Consolidated Statements of Operation. Since the study did not meet the primary and secondary endpoints, the Company has concluded that they will not make the potential milestone payments indicated in the Asset Purchase Agreement to the former Scioderm holders. Accordingly, the Company recognized a gain of $254.7 million in Changes in Fair Value of Contingent Consideration Payable in the Consolidated Statements of Operation for the three months ended September 30, 2017 in order to decrease the liability to zero. The Company also recognized $0.4 million in selling, general and administrative costs and $8.1 million in research and development expenses related to the wind-down of operations for the Phase 3 ESSENCE study and ongoing extension studies SD-004 and SD-006 in the third quarter of 2017. See “—Note 4. Goodwill and IPR&D” for more details.

The Company is also investigating preclinical and discovery programs in other rare and devastating diseases including cyclin-dependent kinase-like 5 (“CDKL5”) deficiency. The Company believes that its platform technologies and its product pipeline uniquely position it at the forefront of advanced therapies to treat a range of devastating rare and orphan diseases.

On July 12, 2017, the Company entered into an underwriting agreement (“the Underwriting Agreement”) with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters set forth on Schedule 1 thereto,  relating to an underwritten public offering of the Company’s common stock (the “Offering”). Under the terms of the Underwriting Agreement, the Company issued and sold 21,122,449 shares at a price to the public of $12.25 per share, resulting in gross proceeds of $258.8 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering closed on July 18, 2017 and the Company received net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company of $243.0 million. See “—Note 8. Equity” for more details.

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

The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold™. The majority of the Company’s accounts receivable at September 30, 2017 have arisen from product sales in the EU. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined and the Company evaluates the creditworthiness of each customer on a regular basis. To date, the Company has not incurred any credit losses.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2017, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2016. However, the following accounting policies are the most critical in fully understanding and evaluating the Company’s financial condition and results of operations.

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

The Company records revenue net of estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known. Allowances as of September 30, 2017 are immaterial.

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

Recent Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this Update also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. For public business entities, the amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

The Company’s implementation plan includes a phased project plan, an understanding of the new standard and its requirements, assessment of the Company’s revenue streams and specific contracts in the streams.  Additionally, the Company continues to monitor modifications, clarifications and interpretations issued by the FASB that may impact its assessment.  Upon completion of the Company’s implementation plan and evaluation of the remaining revenue contracts, the Company plans to adopt additional internal controls over financial reporting for any new revenue arrangements. The Company is performing a detailed review of representative contracts and assessing the potential impacts the standard may have on previously reported revenues and future revenues. The Company is also evaluating the potential impact of costs related to obtaining and fulfilling the contracts.  The Company is completing its analysis and is on target to complete its assessment of ASU 2014-09 and the impact on the Company’s consolidated financial statements and related disclosures as of January 1, 2018.

Note 3. Acquisitions

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

Acquisition of Scioderm, Inc.

In September 2015, the Company acquired Scioderm Inc., (“Scioderm”), a privately-held biopharmaceutical company focused on developing innovative therapies for treating the rare disease EB. The acquisition potentially leveraged the Scioderm development team’s EB expertise with the Company’s global clinical infrastructure to advance SD-101 toward regulatory approvals and the Company’s commercial, patient advocacy, and medical affairs infrastructure to support a successful global launch. The acquisition of Scioderm was accounted for as a purchase of a business in accordance with ASC 805 Business Combinations.

On September 13, 2017, the Company reported that top-line data from the randomized, double-blind, placebo-controlled Phase 3 clinical study (ESSENCE, SD-005) to assess the efficacy and safety of the novel topical wound-healing agent SD-101 did not meet the primary endpoints or secondary endpoints in participants with EB. Based on these top-line data, the Company has no current plans to invest in any additional clinical studies or commercial preparation activities for SD-101. For additional information, see “— Note 1. Description of Business.”  The associated impairment of Scioderm IPR&D is discussed in “— Note 4. Goodwill and

Intangible Assets.”

Acquisition of Callidus Biopharma, Inc.

In November 2013, the Company acquired Callidus Biopharma, Inc. (“Callidus”), a privately-held biologics company focused on developing best-in-class ERTs for lysosomal storage disorders (“LSDs”) with its lead ERT ATB200 for Pompe disease in late preclinical development. The acquisition of the Callidus assets and technology complements Amicus’ CHART™ platform for the development of next-generation ERTs.

For additional information, see “— Note 4. Goodwill and Intangible Assets.”

Note 4. Goodwill and IPR&D

In connection with the acquisitions, the Company recognized IPR&D of $486.7 million and goodwill of $197.8 million. Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts.

Goodwill and intangible assets are assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. As discussed in “— Note 1. Description of Business”,  in September 2017, the Company reported that top-line data from the randomized, double-blind, placebo-controlled Phase 3 clinical study (ESSENCE, SD-005) to assess the efficacy and safety of the novel topical wound-healing agent SD-101 did not meet the primary endpoints or secondary endpoints in participants with EB. This event led to an assessment to determine if an impairment had occurred for goodwill and IPR&D. Based on tests for impairment, the Company determined that IPR&D had been impaired, however goodwill was not impaired based on qualitative and market capitalization tests performed.

The following table represents the changes in IPR&D for the nine months ended September 30, 2017:

(in millions)
Balance at December 31, 2016	$486.7
Impairment in IPR&D related to Scioderm	(463.7)
Balance September 30, 2017	$23.0

The following table represents the changes in Goodwill for the nine months ended September 30, 2017:

(in millions)
Balance at December 31, 2016	$197.8
Change in goodwill	—
Balance at September 30, 2017	$197.8

Note 5.  Cash, Money Market Funds and Marketable Securities

As of September 30, 2017, the Company held $64.1 million in cash and cash equivalents and $362.5 million of available-for-sale securities which are reported at fair value on the Company’s Consolidated Balance Sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income/ (loss) in the statements of comprehensive loss. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.

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

For the nine months ended September 30, 2017, the Company recognized a loss of $0.2 million, related to derivative instruments not designated as hedging instruments in other expense in the Consolidated Statements of Operations. As the forward contract expired in June 2017, there was no liability in the Consolidated Balance Sheets as of September 30, 2017.

Cash and available-for-sale securities are all current unless mentioned otherwise and consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017
	Cost	Gross unrealized Gain	Gross unrealized Loss	Fair Value
Cash balances	$64,133	$—	$—	$64,133
Corporate debt securities, current portion	192,851	5	(75)	192,781
Corporate debt securities, non-current portion	15,121	—	(12)	15,109
Commercial paper	123,880	11	(10)	123,881
Asset backed securities	30,346	—	(20)	30,326
Money market	350	—	—	350
Certificate of deposit	50	—	—	50
	$426,731	$16	$(117)	$426,630
Included in cash and cash equivalents	$64,133	$—	$—	$64,133
Included in marketable securities	362,598	16	(117)	362,497
Total cash and marketable securities	$426,731	16	$(117)	$426,630

	As of December 31, 2016
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$187,026	$—	$—	$187,026
Corporate debt securities, current portion	74,564	2	(31)	74,535
Commercial paper	68,258	132	—	68,390
Money market	350	—	—	350
Certificate of deposit	50	—	—	50
	$330,248	$134	$(31)	$330,351
Included in cash and cash equivalents	$187,026	$—	$—	$187,026
Included in marketable securities	143,222	134	(31)	143,325
Total cash and marketable securities	$330,248	134	$(31)	$330,351

For the nine months ended September 30, 2017 and the year ended December 31, 2016, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available for sale securities as of September 30, 2017 and December 31, 2016 reflect temporary impairments that have been in a loss position for less than twelve months and as such are recognized in other comprehensive gain/ (loss). The fair value of these available for sale securities in unrealized loss positions was $241.5 million and $58.7 million as of September 30, 2017 and December 31, 2016, respectively.

The Company holds available-for-sale investment securities which are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income (“AOCI”) in the statements of comprehensive loss.

Note 6.   Inventories

Inventories consist of work in process and finished goods related to the manufacture of Galafold™.  The following table summarizes the components of inventories at September 30, 2017 (in thousands):

	September 30, 2017	December 31, 2016
Work-in-process	$6,937	$3,308
Finished goods	335	108
Total inventories	$7,272	$3,416

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

Note 7.   Debt Instruments

2016 Convertible Debt

On December 21, 2016, the Company issued at par value $250 million aggregate principal amount of unsecured Convertible Senior Notes due 2023 (the “Convertible Notes”), which included the exercise in full of the $25 million over-allotment option granted to the initial purchasers of the Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “Note Offering”). Interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017.  The Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms.  The Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of the Company’s Common Stock or a combination thereof and may be settled as described below. The net proceeds from the Note Offering were $243.0 million, after deducting fees and estimated expenses payable by the Company.  In addition, the Company used approximately $13.5 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the capped call transactions (“Capped Call Confirmations”) that the Company entered into in connection with the issuance of the Convertible Notes.

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

The last reported sale price of the Company’s Common Stock was equal to or more than 130% of the conversion price of the Convertible Notes for at least 20 trading days of the 30 consecutive trading days ending on the last day of the second quarter. As a result, the Convertible Notes are currently convertible into the Company’s Common stock as discussed above.

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

The Convertible Notes consist of the following (in thousands): as of September 30, 2017 and December 31, 2016:

Liability component	September 30, 2017	December 31, 2016
Principal	$250,000	$250,000
Less: debt discount (1)	(83,972)	(90,807)
Less: deferred financing(1)	(4,393)	(4,729)
Net carrying value of the debt	$161,635	$154,464

(1) Included in the Consolidated Balance Sheets within Convertible Senior Notes (due 2023) and amortized to interest expense over the remaining life of the Convertible Senior Notes using the effective interest rate method.

The fair value of the debt at September 30, 2017 was approximately $644.0 million.

The following table sets forth total interest expense recognized related to the Convertible Notes for the three and nine months ended September 30, 2017:

Components (In thousands)	Three Months ended September 30, 2017	Nine Months ended September 30, 2017
Contractual interest expense	$1,887	$5,641
Amortization of debt discount	2,342	6,835
Amortization of deferred financing	122	344
Total	$4,351	$12,820

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

Note 8.   Stockholders’ Equity

Common Stock and Warrants

As of September 30, 2017, the Company was authorized to issue 250 million shares of Common Stock. Dividends on Common Stock will be paid when, and if, declared by the board of directors. Each stockholder is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.

As discussed in “—Note 1. Business,” in July 2017, the Company entered into the Underwriting Agreement with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters set forth on Schedule 1 thereto, relating to the Offering. Under the terms of the Underwriting Agreement, the Company issued and sold 21,122,449 shares at a price to the public of $12.25 per share, resulting in gross proceeds of $258.8 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering closed on July 18, 2017 and the Company received net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company of $243.0 million.

As discussed in “—Note 7. Debt Instruments,” on December 21, 2016, the Company issued $250 million aggregate principal amount of Convertible Notes in a private offering. The Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms.  The Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of the Company’s Common Stock or a combination thereof. Prior to the close of business on the business day immediately preceding September 15, 2023, the Notes are convertible at the option of the holders of the Notes only under certain conditions. On or after September 15, 2023, until the close of business on the second business day immediately preceding the maturity date, holders of the Notes may convert their Notes at their option at the conversion rate then in effect, irrespective of these conditions.  The Company will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at the Company’s election.  The conversion rate will initially be 163.3987 shares of Common Stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $6.12 per share of Common Stock).  The conversion rate is subject to customary adjustments upon the occurrence of certain events.

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

Stock Option Grants

The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected stock price volatility	82.5%	81.6%	83.1%	81.3%
Risk free interest rate	1.8%	1.2%	2.0%	1.5%
Expected life of options (years)	5.89	6.25	6.21	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

Beginning in the third quarter of 2017, the average expected life was determined using our actual historical data versus a “simplified” method used in prior quarters. The “simplified” method of estimating the expected exercise term uses the mid-point between the vesting date and the end of the contractual term. In earlier quarters, we did not have sufficient reliable exercise data to justify a change from the use of the “simplified” method of estimating the expected exercise term of employee stock option grants.  The impact from this change was not material.

A summary of the Company’s stock options for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2016	15,497.5	$7.37
Granted	3,279.5	$6.37
Exercised	(1,451.2)	$6.10
Forfeited	(1,113.8)	$9.59
Options outstanding, September 30, 2017	16,212.0	$7.13	7.2 years	$129.5
Vested and unvested expected to vest, September 30, 2017	15,338.3	$7.1	7.1 years	$122.9
Exercisable at September 30, 2017	8,679.2	$6.7	6.0 years	$73.0

As of September 30, 2017, the total unrecognized compensation cost related to non-vested stock options granted was $32.4 million and is expected to be recognized over a weighted average period of three years.

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

A summary of non-vested RSU activity under the Plan for the nine months ended September 30, 2017 is as follows:

	Number of Share (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value (in millions)
Non-vested units as of December 31, 2016	744.4	$7.86
Granted	2,348.7	$5.69
Vested	(210.9)	$8.57
Forfeited	(191.9)	$6.27
Non-vested units as of September 30, 2017	2,690.3	$6.03	2.68 years	$40.6

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

For the nine months ended September 30, 2017, 210,911 of the RSUs vested and all non-vested units are expected to vest over their normal term. As of September 30, 2017, there was $12.4 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of three years.

Compensation Expense Related to Equity Awards

The following table summarizes information related to compensation expense recognized in the statements of operations related to the equity awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Equity compensation expense recognized in:
Research and development expense	$2,390	$2,109	$7,456	$6,011
Selling, general and administrative expense	3,110	2,229	9,611	7,076
Total equity compensation expense	$5,500	$4,338	$17,067	$13,087

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

A summary of the fair value of the Company’s recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of September 30, 2017 are identified in the following table (in thousands):

	Level 2	Total
Assets:
Commercial paper	$123,881	$123,881
Asset-backed securities	30,326	30,326
Corporate debt securities	207,890	207,890
Money market funds	2,464	2,464
	$364,561	$364,561

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$21,100	$21,100
Derivative liability	—	—	—
Deferred compensation plan liability	2,134	—	2,134
	$2,134	$21,100	$23,234

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

The Company did not have any Level 3 assets as of September 30, 2017 or as of December 31, 2016.

Cash, Money Market Funds and Marketable Securities

The Company classifies its cash within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale and classifies these assets and the money market funds within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2017. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2017.

Contingent Consideration Payable

The contingent consideration payable resulted from the acquisition of Callidus. The most recent valuation was determined using a probability weighted discounted cash flow valuation approach. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied. The valuation is performed quarterly. Gains and losses are included in the statement of operations.

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

The contingent consideration payable for Callidus has been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market.  If different assumptions were used for the various inputs to the valuation approach the estimated fair value could be significantly higher or lower than the fair value the Company determined. The Company may be required to record losses in future periods, including expenses related to CDKL5.

As discussed in “—Note 1. Business,” on September 13, 2017, the Company reported that top-line data from the randomized, double-blind, placebo-controlled Phase 3 clinical study (ESSENCE, SD-005) to assess the efficacy and safety of the novel topical wound-healing agent SD-101 did not meet the primary endpoints or secondary endpoints in participants with EB. Based on these top-line data, the Company has no current plans to invest in any additional clinical studies or commercial preparation activities for SD-101. As such, the contingent consideration related to Scioderm is no longer payable as of September 30, 2017.

On October 4, 2017, the Company announced positive results from the global Phase 1/2 clinical study (ATB200-02) to investigate ATB200/AT2221 in patients with Pompe disease. As a result of these positive results, the probability of success of ATB200 was increased from 32.0%-45.0% at June 30, 2017 to 58.0%-100.0% at September 2017, which drove the increase in fair value of the liability. With these data, the Company plans to continue a series of collaborative discussions with regulators in the US and EU, and expects to provide an update in the first half of 2018. This event was considered in the calculation of the Contingent Consideration as of September 30, 2017.

The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB200 Pompe program:

Contingent Consideration Liability	Fair value as of September 30, 2017	Valuation Technique	Unobservable Input	Range

			Discount rate	12.5%

Clinical and regulatory milestones	$20.7 million	Probability weighted discounted cash flow	Probability of achievement of milestones	58.0%-100.0%

			Projected year of payments	2018-2022

Contingent consideration liabilities are remeasured to fair value each reporting period using discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts related to clinical and regulatory based milestones are discounted back to the current period using a discounted cash flow model. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs together, or in isolation, may result in a significantly lower or higher fair value measurement. There is no assurance that any of the conditions for the milestone payments will be met.

The following table shows the change in the balance of contingent consideration payable for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Balance, beginning of the period	$265,350	$276,300	269,722	274,077
Payment of contingent consideration in cash	—	—	(10,000)	(5,000)
Payment of contingent consideration in stock	—	—	—	(6,115)
Changes in fair value during the period, included in Statement of Operations	(244,250)	(4,110)	(238,622)	9,228
Balance, end of the period	$21,100	$272,190	21,100	$272,190

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

Foreign Currency Exchange Rate Exposure

In June 2016, the Company entered into a forward contract to economically hedge transactional exposure associated with commitments arising from trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. The Company did not designate this forward contract as a hedging instrument and carried the liability of $0.3 million as other current liability in the Consolidated Balance Sheet as of December 31, 2016. The forward contract settled in June 2017. Accordingly, there is no liability as of September 30, 2017.

Note 10.  Basic and Diluted Net Loss per Common Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share (in thousands except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net loss attributable to common stockholders	$(111,666)	$(46,654)	$(214,794)	$(141,395)
Denominator:
Weighted average common shares outstanding — basic and diluted	160,796,841	140,656,109	148,963,864	131,675,690

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

The table below presents potential shares of Common Stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands):

	As of September 30,
	2017	2016
Options to purchase common stock	16,212	15,773
Convertible debt	40,850	—
Outstanding warrants, convertible to common stock	3,110	3,110
Unvested restricted stock units	2,690	839
Vested restricted stock units, unissued	50	—
Total number of potentially issuable shares	62,912	19,722

Note 11. Commitments and Contingencies

Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat.  The plaintiffs seek, among other things, damages for purchasers of the Company’s Common Stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants. On May 26, 2016, the Court consolidated these lawsuits into a single action and appointed a lead plaintiff.  The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 11, 2016. On August 25, 2016, the defendants filed a motion to dismiss in response to the Consolidated Amended Class Action Complaint.  This motion to dismiss was fully briefed on October 28, 2016 but has not been decided.  Lead plaintiff and defendants have reached an agreement in principal to fully and finally settle all claims asserted in the Consolidated Amended Class Action Complaint.   On June 29, 2017, the Court granted preliminary approval to the settlement. In connection with the Court’s preliminary approval, the settlement amount was paid into the plaintiff’s fund. The settlement is immaterial to the Company’s consolidated financial statements and is subject to final court approval. A fairness hearing to determine whether the settlement will be approved is now scheduled to occur on November 9, 2017. The settlement amount was covered under insurance.

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

Note 12.  Subsequent Events

On October 4, 2017 the Company announced positive results from the global Phase 1/2 clinical study (ATB200-02) to investigate ATB200/AT2221 in patients with Pompe disease. These clinical results were featured at the 22nd International Congress of the World Muscle Society in a late-breaker poster. With these data, the Company plans to continue a series of collaborative discussions with regulators in the US and EU, and expects to provide an update in the first half of 2018. This event was considered into the calculation of the Contingent Consideration as of September 30, 2017, as discussed in “—Note 9. Assets and Liabilities at Fair Value.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global patient-focused biotechnology company engaged in the discovery, development and commercialization of a diverse set of novel treatments for patients living with devastating rare and orphan diseases. Our lead product, migalastat HCl is a small molecule that can be used as a monotherapy and in combination with enzyme replacement therapy (“ERT”) for Fabry disease. Migalastat was approved for use in the European Union (“EU”) in May 2016 under the brand name Galafold™ as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation. The approved label includes 331 Fabry-causing mutations, which represent up to half of all patients with Fabry disease. As of September 30, 2017, we have been authorized to commercialize Galafold™ in 33 countries and over 260 Fabry patients are receiving Galafold™ compared to approximately over 150 Fabry patients in June 2017. We remain confident in our guidance to achieve over 300 patients on Galafold™ therapy by the end of 2017. Additionally, we are preparing a New Drug Application (“NDA”) submission for migalastat under Subpart H, which provides for accelerated approval. We plan to submit an NDA to the FDA for migalastat for Fabry disease in the fourth quarter of 2017.

We are also investigating a novel treatment paradigm ATB200/AT2221 in patients with Pompe disease, an inherited lysosomal storage disorder caused by an enzyme deficiency that leads to accumulation of glycogen (disease substrate) in cells. In October 2017, we announced additional positive results from our global Phase 1/2 clinical study (ATB200-02) to investigate ATB200/AT2221 in patients with Pompe disease. Consistent with previous results, patients who completed six months of treatment with ATB200/AT2221 showed improvements in six-minute walk test (“6MWT”) distance and other measures of motor function, stability or increases in forced vital capacity (“FVC”), and further reductions in biomarkers of muscle damage and disease substrate, with consistent results reported in initial patients who completed nine months of treatment. On September 21, 2017, the Company announced that the FDA granted orphan drug designation to ATB200/AT2221.

We were previously developing SD-101 in late-stage development as a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis Bullosa (“EB”). On September 13, 2017, we reported that top-line data from a randomized, double-blind, placebo-controlled Phase 3 clinical study (“ESSENCE” or “SD-005”) to assess the efficacy and safety of the novel topical wound-healing agent SD-101 did not meet the primary endpoints or secondary endpoints in participants with EB. We plan to further analyze and share the Phase 3 ESSENCE results with key stakeholders in the EB community including physicians, patient organizations and regulators. In the interim, in consultation with their physicians, participants in the ongoing extension studies (SD-004 and -006) will have the opportunity to continue being treated with SD-101. Based on the top-line data, we have no current plans to invest in any additional clinical studies or commercial preparation activities for SD-101. This event led to the need to assess the carrying amount of the program’s tangible and intangible assets against their respective fair values.  Based on the assessment, we recognized in the Consolidated Statments of Operations, a loss on impairment of intangible assets in the amount of $463.7 million and $1.7 million in fixed assets recorded within Loss on Impairment of Assets. Since the study did not meet the primary and secondary endpoints, we concluded that we will not make the potential milestone payments indicated in the Asset Purchase Agreement to the former Scioderm holders. Accordingly, we recognized a gain of $254.7 million in Changes in Fair Value of Contingent Consideration Payable in the Consolidated Statements of Operations for the three months ended September 30, 2017. We also recognized $0.4 million in selling, general and administrative costs and $8.1 million in research and development expenses related to the wind-down of operations for the Phase 3 ESSENCE study and ongoing extension studies SD-004 and SD-006 in the third quarter of 2017.

On July 12, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters set forth on Schedule 1 thereto, relating to an underwritten public offering of the our common stock (the “Offering”). Under the terms of this agreement, we issued and sold 21,122,449 shares at a price to the public of $12.25 per share, resulting in gross proceeds of $258.8 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering closed on July 18, 2017 and we received net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, of $243.0 million.

Our Strategy

Our strategy is to internally develop or acquire first-in-class or potentially best-in-class therapies that have the potential to provide significant benefits for individuals living with rare and devastating diseases. We intend to leverage our global capabilities to develop and commercialize our robust pipeline. Since the beginning of our last fiscal year, we made significant progress toward fulfilling our vision to build a leading global biotechnology company focused on rare and devastating diseases. Highlights of our programs include:

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

•                  Pompe clinical study. We have reported a positive cascade of data from a clinical study to evaluate Pompe disease patients treated with our novel treatment paradigm ATB200/AT2221.

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

Our Commercial Product and Product Candidates

Migalastat for Fabry Disease

Migalastat HCl (which we may refer to as “migalastat”) is in development for all patients with Fabry disease as a monotherapy for patients with amenable mutations and in combination with ERT for all other patients. Migalastat was approved for use in the EU in May 2016 under the brand name Galafold™ as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation. The approved label includes 331 Fabry-causing mutations, which represent up to half of all patients with Fabry disease. Outside of the EU, Israel, Canada and Switzerland, migalastat is an investigational product.

We have launched Galafold™ in several European markets, including countries such as France, Germany, Italy, Switzerland and the UK, on a commercial basis, as well as in select other European markets through reimbursed EAPs, and recognized net product sales of $10.9 million in the three months ended September 30, 2017 as compared to $7.2 million in the second quarter of 2017. We are currently pursuing the country-by-country pricing and reimbursement process in the EU member states. We have received marketing approval in Israel, Canada and Australia, and we have regulatory submissions under review in additional countries, including Japan.

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

The small molecule pharmacological chaperone AT2221 is not an active ingredient that contributes directly to GAA substrate reduction but instead acts to stabilize ATB200. AT2221 binds and stabilizes ATB200 in the circulation to improve the uptake of active enzyme into key disease-relevant tissues. The novel combination has been patented for method of use, and ATB200, following significant manufacturing scale-up, is our first biologic to enter clinical development. In preclinical studies, administration of ATB200/AT2221 resulted in increased tissue GAA enzyme levels and decreased substrate reduction, as compared to the standard of care.

Throughout 2017 we have reported a cascade of data from a Phase 1/2 clinical study, ATB200-02, to investigate our novel Pompe treatment paradigm in Pompe patients. The primary objective is to evaluate the safety, tolerability, pharmacokinetics (“PK”), and pharmacodynamics (“PD”) of ATB200/AT2221 for an 18-week primary treatment period followed by a long-term extension. The three patient cohorts, enrolling up to ~20 total patients across all cohorts, are ambulatory ERT-switch patients (Cohort 1), non-ambulatory ERT-switch patients (Cohort 2), and ERT-naïve patients (Cohort 3).

As of our latest interim analysis reported in October 2017, patients who completed six months of treatment with ATB200/AT2221 showed improvements in the 6MWT distance and other measures of motor function, stability or increases in FVC, and further reductions in biomarkers of muscle damage and disease substrate, with consistent results reported in initial patients who completed nine months of treatment.

On October 4, 2017 we reported additional interim data from our clinical study ATB200-02 at the 22nd International Congress of the World Muscle Society. Highlights included safety and tolerability data in all 20 patients (maximum of 72 weeks) as well as PD (muscle damage biomarker and disease substrate biomarker) data for 20 patients (15 ERT-switch patients and five ERT-naïve patients). To date, adverse events have been generally mild and transient. Importantly, ATB200/AT2221 has resulted in a low rate of infusion-associated reactions (IARs) following 400+ infusions (three events of IARs in two patients; < 1% of all 400+ infusions with an IAR). As previously reported, the clinical PK profile has been consistent with previously reported preclinical data. Reductions were observed in biomarkers of muscle damage (creatine kinase (CK) enzyme, alanine aminotransferase (ALT), and aspartate aminotransferase (AST)) in a majority of ERT-switch patients and ERT-naïve patients, and across the three biomarkers, mean reductions from baseline were approximately 25-35%, 5-25% and 40-55% for the ambulatory ERT-switch (n=11), non-ambulatory ERT-switch (n=4) and ERT-naïve (n=5) patients, respectively. Reduction was also observed after up to 58 weeks in a biomarker of glycogen substrate - urine hexose tetrasaccharide (Hex4) - in a majority of ERT-switch patients and all ERT-naïve patients, with mean reductions from baseline of approximately 40%, 35% and 55% for the ambulatory ERT-switch (n=11), non-ambulatory ERT-switch (n=4) and ERT-naïve (n=5) patients, respectively.

As of the last interim analysis in October 2017, functional outcomes data from baseline to month 6 were also available for 18 of the 20 patients enrolled (one patient dropped out of the extension study due to travel burden and family considerations, while month 6 assessments are pending in one patient due to an incomplete visit). Muscle function improved in 16 patients and was stable in two patients at month 6. Muscle function improved in 10 out of 10 patients with available data at month 9. Mean 6MWT distance improved in both ERT-naive (+42 Meters at Month 6 (n=5) and +75 Meters at Month 9 (n=2)) and ERT-switch (+35 Meters at Month 6 (n=9) and +37 Meters at Month 9 (n=8)). Other motor function tests showed mean improvements consistent with 6MWT distance. All four non-ambulatory ERT-switch patients showed improvements in upper extremity strength (elbow and shoulder) from baseline to Month 6 as measured by quantitative muscle testing and manual muscle testing. Pulmonary function at Month 6 showed FVC improved in ERT-naive patients with a mean absolute change in percent predicted FVC of +4.2% at month 6 (n=5) and +5.0% at month 9 (n=2) and was generally stable in ERT-switch patients with mean absolute change in percent predicted FVC of -1.0% at month 6 (n=8) and -2.0% at month 9 (n=7). Maximal inspiratory pressure (MIP) and maximal expiratory pressure (MEP) were generally stable or increased in both ERT-naïve and ERT-switch patients.

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

Strategic Alliances and Arrangements

We will continue to evaluate business development opportunities as appropriate that build stockholder value and provide us with access to the financial, technical, clinical, and commercial resources necessary to develop and market pharmacological chaperone therapeutics, ERTs, and other technologies or products. We are exploring potential collaborations, alliances, and other business development opportunities on a regular basis. These opportunities may include the acquisition of preclinical-stage, clinical-stage or marketed products so long as such transactions are consistent with our strategic plan to develop and provide therapies to patients living with rare and orphan diseases, and support our continued transformation from a development-stage company into a commercial biotechnology company.

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

There were no significant changes during the quarter ended September 30, 2017 to the items that we disclosed as our significant accounting policies and estimates described in “—Note 2. Summary of Significant Accounting Policies” to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2016.  However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

The Company records revenue net of estimated third party discounts and rebates. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. These allowances are adjusted to reflect known changes in factors and may impact such allowances in the quarter those changes are known. Allowances as of September 30, 2017 are immaterial.

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

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Projects	2017	2016	2017	2016

Third party direct project expenses
Migalastat (Fabry)	$3,265	$2,726	$8,644	$9,503
SD-101 (EB-Epidermolysis Bullosa)	9,660	3,503	15,424	6,979
ATB200 + AT2221 (Pompe Disease)	10,456	5,946	29,594	12,535
Fabry CHART (Fabry Disease)	14	91	143	282
CDKL5	178	6,490	287	6,490
Total third party direct project expenses	$23,573	$18,756	$54,092	$35,789
Other project costs (1)
Personnel costs	11,410	9,782	34,162	27,349
Other costs (2)	5,658	3,919	15,248	11,025
Total other project costs	$17,068	$13,701	$49,410	$38,374
Total research and development costs	$40,641	$32,457	$103,502	$74,163

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

We use the Black-Scholes option pricing model when estimating the grant date fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was based on our historical volatility since our initial public offering in May 2007. We will continue to use a blended weighted average approach using our own historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. Beginning in the third quarter of 2017, the average expected life was determined using our actual historical data versus a “simplified” method used in prior quarters. The “simplified” method of estimating the expected exercise term uses the mid-point between the vesting date and the end of the contractual term. In earlier quarters, we did not have sufficient reliable exercise data to justify a change from the use of the “simplified” method of estimating the expected exercise term of employee stock option grants. The impact from this change was not material. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on expected turnover as well as a historical analysis of actual option forfeitures.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected stock price volatility	82.5%	81.6%	83.1%	81.3%
Risk free interest rate	1.8%	1.2%	2.0%	1.5%
Expected life of options (years)	5.89	6.25	6.21	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

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

Results of Operations

Three Months Ended September 30, 2017 versus September 30, 2016

Net Product Sales. Net product sales were $10.9 million for Galafold™ for the three months ended September 30, 2017 as compared to $2.1 million for the three months ended September 30, 2016.  Galafold™ was approved for sale in the EU in May 2016 and has been launched in over than ten European markets, as well as in select other European markets through reimbursed EAPs. We began to recognize revenue in the third quarter of 2016.

Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net sales was 16.5% for the three months ended September 30, 2017 as compared to 16.2% for the three months ended September 30, 2016.

Research and Development Expense.  Research and development expense was $40.6 million during the three months ended September 30, 2017, representing an increase of $8.1 million or 24.9% from $32.5 million for the three months ended September 30, 2016. The increase in research and development costs was driven primarily by a $6.2 million increase in costs related to the EB program and $4.5 million related to increase in the Pompe program.  The increase in EB program includes accelerated clinical research costs related to the wind-down of operations for the Phase 3 ESSENCE study and ongoing extension studies SD-004 and SD-006. The increase in Pompe program costs was related to expenses associated with product manufacturing as well as expenses related to the ongoing Phase 1/2 clinical trial. The overall increase in research and development expense related to EB and Pompe programs was partially offset by the one-time expense recorded in the third quarter of 2016 of $6.5 million associated with the acquisition of the CDKL5 asset.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $21.6 million during the three months ended September 30, 2017, representing an increase of $4.1 million or 23.4% from $17.5 million for the three months ended September 30, 2016. The increase was primarily due to efforts to support the ongoing commercial launch of Galafold™.

Changes in Fair Value of Contingent Consideration Payable. For the three months ended September 30, 2017, we recorded gain of $244.3 million representing a change of $240.2 million from the $4.1 million of gain for the three months ended September 30, 2016. The change in the fair value from the three months ended September 30, 2016 to the three months ended September 30, 2017 resulted primarily from a decrease in the change attributable to the Scioderm, Inc. (“Scioderm”) contingent consideration of $251.1 million and an increase in the change attributable to the Callidus contingent consideration of $10.9 million. The fair value and change in fair value are impacted by updates to the estimated probability of achievement, assumed timing of milestones and adjustments to the discount periods and rates.  The decrease in Scioderm contingent consideration was due to the results announced in September 2017 that the study did not meet the primary endpoints or secondary endpoints in participants, and, as a result, the contingent consideration is no longer payable.

Loss on Impairment of Assets: For the three months ended September 30, 2017, we recorded $465.4 million as impairment charges to assets, which primarily included $463.7 million in IPR&D. The impairment was assessed after the announcement of the results from the Phase 3 ESSENCE study.

Depreciation Expense.  Depreciation expense was $0.9 million for the three months ended September 30, 2017 and ended September 30, 2016.

Interest Income. Interest income was $1.2 million for the three months ended September 30, 2017, representing an increase of $0.7 million from $0.5 million for the three months ended September 30, 2016. The increase in interest income was due to the overall higher average cash and investment balances as a result of our financing transactions.

Interest Expense.  Interest expense was approximately $4.4 million for three months ended September 30, 2017, representing an increase of $2.9 million from $1.5 million for the three months ended September 30, 2016. Interest expense was higher due to the $250 million convertible debt offering completed in December 2016.

Other Income/ Expense.  Other income for the three months ended September 30, 2017 was $2.0 million, as compared to expense of $0.9 million for the three months ended September 30, 2016. The increase was primarily due to unrealized gain on foreign exchange transactions.

Income Tax Benefit. Income tax benefit for the three months ended September 30, 2017 was $164.7 million, as compared to $0.3 million for the three months ended September 30, 2016. The increase was primarily due to the reduction of the deferred tax liability of $164.7 million related to Scioderm IPR&D as a result of the announcement of the Phase 3 ESSENCE study.

Nine Months Ended September 30, 2017 versus September 30, 2016

Net Product Sales. Net product sales were $22.2 million for Galafold™ for the nine months ended September 30, 2017 as compared to $2.1 million for the nine months ended September 30, 2016.  Galafold™ was approved for sale in the EU in May 2016 and has been launched in over than ten European markets as well as in select other European markets through reimbursed EAPs. We began to recognize revenue in the third quarter of 2016.

Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net sales was 16.3% for the nine months ended September 30, 2017 as compared to 16.2% for the nine months ended September 30, 2016.

Research and Development Expense.  Research and development expense was $103.5 million during the nine months ended September 30, 2017, representing an increase of $29.3 million or 39.5% from $74.2 million for the nine months ended September 30, 2016. The increase in research and development costs was driven primarily by $17.1 million increase in costs related to the Pompe program and $8.4 million increase in costs associated with the EB program.  The increase in EB program includes accelerated clinical research costs related to the wind-down of operations for the Phase 3 ESSENCE study and ongoing extension studies SD-004 and SD-006. The increase in Pompe program costs was related to expenses associated with product manufacturing as well as expenses related to the Phase 1/2 clinical trial. In addition to program costs, personnel costs increased by approximately $6.8 million in support of our programs. The overall increase in research and development expenses related to EB and Pompe programs was partially offset by the one-time expense recorded in the third quarter of 2016 of $6.5 million associated with the acquisition of the CDKL5 asset.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $60.1 million for the nine months ended September 30, 2017, representing an increase of $7.6 million or 14.5% from $52.5 million for the nine months ended September 30, 2016. The increase was due to efforts to support the ongoing commercial launch of Galafold™.

Changes in Fair Value of Contingent Consideration Payable. For the nine months ended September 30, 2017, we recorded gain of $238.6 million representing a change of $247.8 million from the $9.2 million of expense for the nine months ended September 30, 2016. The change in the fair value from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 resulted primarily from a decrease in the change attributable to the Scioderm contingent consideration of $259.4 million and an increase in the change attributable to the Callidus contingent consideration of $11.6 million. The fair value is impacted by updates to the estimated probability of achievement, assumed timing of milestones and adjustments to the discount periods and rates. The decrease in Scioderm contingent consideration was due to the results announced in September 2017 that the study did not meet the primary endpoints or secondary endpoints in participants, and, as a result, of which the contingent consideration is no longer payable.

Loss on Impairment of Assets: For the three months ended September 30, 2017, we recorded $465.4 million as impairment charges to assets, which primarily included $463.7 million in IPR&D. The impairment was assessed after the announcement of the results from the Phase 3 ESSENCE study.

Depreciation Expense.  Depreciation expense was $2.5 million for the nine months ended September 30, 2017, representing an increase of $0.2 million as compared to $2.3 million for the nine months ended September 30, 2016. Depreciation was higher due to increased asset acquisitions, resulting in a higher depreciation base in 2017.

Interest Income. Interest income was $2.7 million for the nine months ended September 30, 2017, representing an increase of $1.6 million from $1.1 million for the nine months ended September 30, 2016. The increase in interest income was due to the overall higher average cash and investment balances as a result of our financing transactions.

Interest Expense.  Interest expense was approximately $12.8 million for nine months ended September 30, 2017, representing an increase of $9.3 million from $3.5 million for the nine months ended September 30, 2016. Interest expense was higher due to the $250 million convertible debt offering completed in December 2016.

Other Income/ Expense.  Other income for the nine months ended September 30, 2017 was $5.1 million, as compared to expense of $3.2 million for the nine months ended September 30, 2016. The increase was primarily due to unrealized gain on foreign exchange transactions.

Income Tax Benefit. Income tax benefit for the nine months ended September 30, 2017 was $164.6 million, as compared to $0.7 million for the nine months ended September 30, 2016. The increase was primarily due to the reduction of the deferred tax liability of $164.7 million related to Scioderm IPR&D as a result of the announcement of the Phase 3 ESSENCE study.

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

Cash flows

As of September 30, 2017, we had cash and cash equivalents and marketable securities of $426.6 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents and marketable securities, refer to “—Note 5. Cash, Money Market Funds and Marketable Securities,” in our Notes to Consolidated Financial Statements.

Net Cash Used in Operating Activities

Net cash used in operations for the nine months ended September 30, 2017 was $141.7 million due primarily to the net loss for the nine months ended September 30, 2017 of $214.8 million, and a decrease in deferred reimbursements of $12.6 million, resulting from the milestone payments to GSK. The net cash used in operations was offset by an increase in accounts payable and accrued expenses of $13.0 million related to program expenses and support for the commercial launch of Galafold™.

Net cash used in operations for the nine months ended September 30, 2016 was $118.5 million, due primarily to the net loss for the nine months ended September 30, 2016 of $141.4 million and the change in operating assets and liabilities of $10.1 million. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $2.9 million, partially offset by increases in inventory of $3.5 million, prepaid assets of $2.8 million and other non-current assets of $0.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $222.8 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash used in investing activities reflects $450.4 million for the purchase of marketable securities, $3.4 million for the acquisition of property and equipment, partially offset by $231.0 million for the sale and redemption of marketable securities.

Net cash used in investing activities for the nine months ended September 30, 2016 was $39.9 million and reflects $199.8 million for the purchase of marketable securities, $5.5 million for the acquisition of property and equipment, partially offset by $165.5 million for the sale and redemption of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $240.6 million. Net cash provided by financing activities reflects $243.0 million from issuance of Common Stock from the July 2017 equity financing, $8.8 million from exercise of stock options, partially offset by $10.0 million paid to Scioderm as contingent consideration and $1.1 million from vesting of RSUs.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $122.4 million. Net cash provided by financing activities reflects $97.1 million from issuance of Common Stock under the ATM program, $30.0 million as proceeds from the notes sold to Redmile Capital Fund, LP and certain of its affiliates and Grosvenor Special Opportunities Master Fund, Ltd., and $1.5 million from exercise of stock options, partially offset by $5.0 million paid to Scioderm as contingent consideration and $1.0 million from vesting of RSUs.

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

•                                     our ability to successfully integrate our acquired products and technologies into our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected; and

•                                     our ability to establish collaborations and obtain milestone, royalty or other payments from any such collaborators.

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

Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For migalastat, we incurred $0.7 million of royalty expense under the agreement with MSSM for the nine months ended September 30, 2017.

In November 2013, we entered into the Revised Agreement with GlaxoSmithKline (“GSK”), pursuant to which we have obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the prior agreement entered into between us and GSK in July 2012. Under the terms of the Revised Agreement, there was no upfront payment from us to GSK. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. In addition, because we reacquired worldwide rights to migalastat, we are no longer eligible to receive any milestones or royalties we would have been eligible to receive under the Original Collaboration Agreement. In the nine months ended September 30, 2017, we incurred approximately $2.2 million of royalty expense under the agreement with GSK.

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

Recent Accounting Pronouncements

Please refer to “—Note 2. Summary of Significant Accounting Policies,” in our Notes to Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $1.8 million. At September 30, 2017, we held $426.6 million in cash, cash equivalents and available for sale securities and they are all due on demand or within one year. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since October 1, 2015, three purported securities class action lawsuits have been commenced in the United States District Court for New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat.  The plaintiffs seek, among other things, damages for purchasers of the Company’s Common Stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants. On May 26, 2016, the Court consolidated these lawsuits into a single action and appointed a lead plaintiff.  The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 11, 2016. On August 25, 2016, the defendants filed a motion to dismiss in response to the Consolidated Amended Class Action Complaint.  This motion to dismiss was fully briefed on October 28, 2016 but has not been decided.  Lead plaintiff and defendants have reached an agreement in principal to fully and finally settle all claims asserted in the Consolidated Amended Class Action Complaint.   On June 29, 2017, the Court granted preliminary approval to the settlement. In connection with the Court’s preliminary approval, the settlement amount was paid into the plaintiff’s fund. The settlement is immaterial to the Company’s consolidated financial statements and is subject to final court approval.  A fairness hearing to determine whether the settlement will be approved is now scheduled to occur on November 9, 2017. The settlement amount was covered under insurance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our Common Stock during the three months ended September 30, 2017. We have not announced any plans or programs for the repurchase of our Common Stock. However, employees surrendered 3,368 shares to the Company, during the three months ended September 30, 2017 at a weighted average price of $13.53 per share for the payment of the minimum tax liability withholding obligations upon the vesting of RSUs. We do not consider this a share buyback program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended

3.3(3)	Amended and Restated By-laws

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from this Quarterly Report on Form 10-Q for the nine months ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements

(1)       Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 5, 2015.

(2)       Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 5, 2015.

(3)       Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date: November 8, 2017	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017	By:	/s/ William D. Baird III
William D. Baird III
Chief Financial Officer
(Principal Financial Officer)