Form 10-K
period 2017-12-31
AMICUS THERAPEUTICS INC
filed 2018-03-01
CIK 1178879

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§22.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the 88,268,443 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on The NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2017) was approximately $888,863,221. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 10% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

         As of February 23, 2018, there were 186,891,419 shares of common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant's 2018 Annual Meeting of Stockholders which is to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

  •
  the future results of on-going preclinical research and subsequent clinical trials for cyclin-dependent kinase-like 5 ("CDKL5"), including our ability to obtain regulatory approvals and commercialize CDKL5 and obtain market acceptance for CDKL5;

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

 PART I

Item 1.    BUSINESS.

Overview

        We are a global patient-centric biotechnology company engaged in the discovery, development and commercialization of a diverse set of novel high-quality treatments for patients living with rare metabolic diseases. The cornerstone of the Amicus portfolio is migalastat HCl, an oral precision medicine for people living with Fabry disease who have amenable genetic mutations. Migalastat is currently approved under the trade name GALAFOLD in the European Union, with additional approvals granted and pending in several geographies. For Fabry patients with non-amenable genetic mutations, a novel proprietary enzyme replacement therapy ("ERT") co-formulated with migalastat HCl is currently in late preclinical development.

        The future value driver of the Amicus pipeline is ATB200/AT2221, a novel, late-stage, potential best-in-class treatment paradigm for Pompe disease. ATB200/AT2221 leverages our Chaperone-Advanced Replacement Therapy ("CHART®") platform technology to develop novel ERT products for Pompe disease, Fabry disease, and potentially other lysosomal storage disorders ("LSDs"). We are also investigating preclinical and discovery programs in other rare diseases including cyclin-dependent kinase-like 5 ("CDKL5") deficiency. We believe that our platform technologies and our product pipeline uniquely position us and drive our commitment to advancing and expanding a robust pipeline of cutting-edge, first- or best-in-class medicines for rare metabolic diseases.

        We were previously developing SD-101 in a Phase 3 study as a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis Bullosa ("EB"). On September 13, 2017, we reported that top-line data from a randomized, double-blind, placebo-controlled Phase 3 clinical study ("ESSENCE" or "SD-005") to assess the efficacy and safety of the novel topical wound-healing agent SD-101 did not meet the primary endpoints or secondary endpoints in participants with EB. We plan to further analyze and share the Phase 3 ESSENCE results with key stakeholders in the EB community including physicians, patient organizations and regulators. In the interim, in consultation with their physicians, participants in the ongoing extension studies (SD-004 and -006) will have the opportunity to continue being treated with SD-101. Based on the top-line data, we have no current plans to invest in any additional clinical studies or commercial preparation activities for SD-101.

Our Strategy

        Our strategy is to create, manufacture, test and deliver the highest quality medicines for people living with rare metabolic diseases through internal and in-licensed products and product candidates that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. In addition to our lead programs in Fabry and Pompe, we intend to leverage our global capabilities to develop and expand our robust pipeline, with the goal of entering the clinic with one or more programs in 2019. Since the beginning of our last fiscal year, we made significant progress toward fulfilling our vision to build a leading global biotechnology company focused on rare metabolic diseases. Highlights of our progress in 2017 include:

  •
  Commercial success.  Exceeded "Target 300" goal with more than 310 people treated with reimbursed GALAFOLD (migalastat) oral precision medicine for Fabry disease at year-end 2017. Full-year 2017 GALAFOLD revenue totaled approximately $36.9 million from non-US countries only. There was no revenue from the US.

  •
  Regulatory progress.  Completed global regulatory submissions for migalastat in Japan (J-NDA), the U.S. (NDA), and other key geographies.

  •
  Pompe clinical study.  Established important clinical proof-of-concept for novel, highly differentiated Pompe treatment regimen ATB200/AT2221 on safety, functional outcomes and key disease biomarkers.

  •
  Manufacturing.  Successfully scaled manufacture of Pompe biologic engineering batches at commercial scale (1,000L) with capacity plans to ensure that entire Pompe population can be served as quickly as possible.

  •
  Financial strength.  Strengthened balance sheet with total cash, cash equivalents and marketable securities of $358.6 million at December 31, 2017. The current cash position, including proceeds from the recent equity offering and expected Galafold revenues, is sufficient to fund ongoing Fabry and Pompe program operations into at least 2021. Potential future business development collaborations, pipeline expansion, and investment in biologics manufacturing capabilities could impact our future capital requirements.

  •
  Patient-centricity.  We continued to focus on improving the lives of patients living with rare and devastating diseases, which has always been a critical component of the values of our corporate culture. The needs of patients in the rare disease community are at the center of our innovative science, our commercial organization, and our clinical programs.

Our Product Candidates

        We are committed to continued innovation for all people living with Fabry disease. Our Fabry franchise strategy is to develop migalastat HCl (which we may refer to as "migalastat") as a monotherapy for patients with amenable mutations, and to advance next-generation therapies such as our proprietary Fabry-ERT co-formulated with migalastat for all other patients.

        We previously completed two global Phase 3 registration studies of our migalastat HCl, an orally administered small molecule pharmacological chaperone for the treatment of Fabry disease, an LSD. Migalastat is currently approved under the trade name GALAFOLD in the European Union, with additional approvals granted and pending in several geographies for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation. The label includes 331 Fabry-causing mutations, which represent between 35% and 50% of patients currently diagnosed with Fabry disease. We commenced initial commercial shipments in the EU in the second quarter of 2016 and recognized net product sales of $36.9 million in 2017. For patients with non-amenable mutations, we are leveraging our CHART® technology and advanced biologics capabilities to move forward with a proprietary Fabry ERT for co-formulation with migalastat HCl. Master cell banking has been completed and process development work has commenced.

        We have also initiated a clinical study in patients with Pompe disease, another LSD, to investigate our novel treatment paradigm that consists of ATB200, a uniquely engineered recombinant human acid alpha-glucosidase ("rhGAA") enzyme with an optimized carbohydrate structure to enhance uptake, co-administered with a pharmacological chaperone, AT2221, to improve activity and stability. Leveraging our biologics capabilities and platform technologies, we are also investigating preclinical and discovery programs in other rare diseases including cyclin-dependent kinase-like 5 ("CDKL5") deficiency. We believe that our platform technologies and our advanced product pipeline uniquely position us at the forefront of developing therapies to potentially address significant unmet needs for rare metabolic diseases.

        On a regular basis we consider potential collaborations, alliances, licensing and other business development opportunities to enhance our strategic plan to develop and provide therapies to patients living with rare metabolic diseases and support our continued expansion as a commercial biotechnology company.

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

        Pharmacological chaperones are small molecules designed to selectively bind to a target protein, increase its stability, and help keep it folded in the correct three-dimensional shape. For LSDs, pharmacological chaperones are designed to bind to, stabilize, and facilitate trafficking of both endogenous and exogenous enzymes to the lysosome. This important feature has allowed us to develop our personalized medicine migalastat (a monotherapy) in addition to our Chaperone-Advanced Replacement Therapy ("CHART®") platform of pharmacological chaperones in combination with ERT.

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

  CHART® Technology Platform

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

        In our CHART® programs, each chaperone is designed to bind to and stabilize a specific therapeutic enzyme. Clinical studies of pharmacological chaperones in combination with currently marketed ERTs have established initial human proof of concept that a chaperone can stabilize enzyme activity and potentially improve ERT tolerability. We believe this technology may be able to improve the stability, uptake, and activity of the enzyme, and may improve tolerability and lower immunogenicity compared to administration of currently marketed ERTs alone. This combination approach may benefit patients with LSDs, including patients with inactive endogenous proteins who are not amenable to chaperone monotherapy.

  Enzyme Targeting Technology

        The uptake of ERTs into a patient's cells is mediated by a particular carbohydrate called mannose 6-phosphate ("M6P"). M6P enables binding and delivery of therapeutic drug to lysosomes via M6P receptors on cell surfaces. Many currently approved ERTs have limited amounts of M6P, thereby limiting the uptake of therapeutic drug into a patient's cells.

        We are developing novel ERTs, including ERTs with significantly higher amounts of M6P for improved lysosomal targeting compared to existing ERTs. We believe that this technology to enhance drug targeting, together with our CHART® platform to improve enzyme stability, may be utilized to develop a pipeline of more effective next-generation ERTs for LSDs.

Migalastat for Fabry Disease

  Overview

        Migalastat was approved for use in the EU in May 2016 under the brand name GALAFOLD as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation. The approved label includes 331 Fabry-causing mutations, which represent up to half of all patients with Fabry disease. Approvals have also been granted in Israel, Canada, Australia, South Korea, and Switzerland, with additional approvals pending in other geographies. In 2017, we submitted applications for regulatory approval in Japan and the U.S. We expect final decisions on approval from Japanese and U.S. regulators in 2018.

        We have launched GALAFOLD in several European countries, including countries such as France, Germany, Italy, Switzerland and the UK, on a commercial basis, as well as in select other countries through reimbursed EAPs. We have been granted pricing and reimbursement in 17 countries. We expect to continue to launch GALAFOLD in additional countries during 2018.

        Key regulatory submissions in 2017 included our new drug applications ("NDAs") in Japan and the United States. We submitted an NDA to the FDA for migalastat for Fabry disease in the fourth quarter of 2017, following a series of discussions with and written communication received from the FDA which informed us that we may submit an NDA for migalastat. The NDA was based on existing data. An additional Phase 3 study previously requested by the FDA to assess GI symptoms was no longer required before an NDA submission. The FDA has accepted the NDA for filing under priority review, and the Prescription Drug User Fee Act goal date for the FDA decision is August 13, 2018.

        As an orally administered monotherapy, migalastat is designed to bind to and stabilize an endogenous alpha-galactosidase A ("alpha-Gal A") enzyme in those patients with genetic mutations identified as amenable in a GLP cell-based amenability assay. Migalastat is an oral precision medicine intended to treat Fabry disease in patients who have amenable genetic mutations, and at this time, it is not intended for concomitant use with ERT. For patients with non-amenable mutations we are developing the use of migalastat in combination with a novel Fabry ERT for patients who have non-amenable genetic mutations.

        Patients with Fabry disease have an inherited deficiency of the alpha-Gal A enzyme that would normally degrade the lipid substrate globotriaosylceramide in the lysosome. Genetic mutations that cause changes in the amino acid sequence of alpha-Gal A result in an unstable enzyme that does not efficiently fold into its correct three-dimensional shape and cannot be trafficked properly in the cell, even if it has the potential for biological activity. Migalastat is an oral small molecule pharmacological chaperone that is designed to bind to and stabilize a patient's own endogenous target protein. This is considered a precision medicine because migalastat targets only patients with amenable mutations.

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

  Next-Generation Therapies for Fabry Disease

        We are committed to continued innovation for all people living with Fabry disease. For people living with Fabry disease who have non-amenable mutations, which are not suitable for migalastat as monotherapy, our strategy is to advance next-generation therapies such as our proprietary Fabry-ERT co-formulated with migalastat or other innovative technologies that we continue to evaluate.

        We are leveraging our CHART® technology and advanced biologics capabilities to move forward with a proprietary Fabry ERT for co-formulation with migalastat. Master cell banking has been completed, process development work has commenced, and initial preclinical studies have been completed to advance this novel co-formulation toward the clinic in 2019.

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

        People with Fabry disease are generally categorized in a spectrum of disease severity from a classic-onset form to a more attenuated, late-onset onset form of the disease. Heterozygous females can experience a variable presentation, ranging from asymptomatic or mild symptoms, to symptoms that are just as severe as those experienced by male patients. All Fabry disease is progressive and leads to organ damage regardless of the time of symptom onset.

        People with Fabry disease may experience severe symptoms, or seemingly none at all, with a variety of clinical presentations in between. But even when disease presentation is asymptomatic or mild, disease substrate can accumulate, contributing to long-term damage of organs and tissues.

        Organ damage in Fabry disease is caused by the accumulation of GL-3 and lyso-Gb3, leading to dysfunction in affected cells. These deposits can potentially affect multiple cell types, including:

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

  Fabry Disease Prevalence and Market Opportunity

        Fabry disease is a relatively rare disorder. The annual incidence of Fabry disease in newborn males has been estimated to be 1:40,000-1:60,000 (Journal of the American Medical Association January 1999 and The Metabolic and Molecular Bases of Inherited Disease 8th edition 2001). The current estimates of approximately 12,200 diagnosed patients worldwide, excluding India and China are generally based on a small number of studies in single ethnic populations in which people were screened for classic Fabry disease (data on file).

        Recent newborn screening studies in Italy, Taiwan, and Austria, which screened more than 263,000 newborns, found the incidence of Fabry disease mutations to be between 1:2,400 to 1:3,859, more than ten times higher than previous estimates for classic patients. (American Journal of Human Genetics 2006, Human Mutation 2009, and the Lancet 2011). This high incidence was attributed to a large number of newborn males with alpha-Gal A mutations often associated with late-onset symptoms of Fabry disease, which may not have been identified in previous screening studies that relied on diagnosis based on development of symptoms of classic Fabry disease.

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

  Existing Products for the Treatment of Fabry Disease

        Currently, two other products, both ERTs, are approved for the treatment of Fabry disease: agalsidase beta and agalsidase alfa. Agalsidase beta is approved globally (conditionally in the U.S.) and commercialized by Sanofi Aventis through Genzyme Corporation, while agalsidase alfa is commercialized by Shire and approved in the EU and other countries but not in the U.S. Orphan drug exclusivity for both agalsidase beta and agalsidase alfa has expired in the EU and for agalsidase beta in the U.S. as well. The net product sales of agalsidase beta and agalsidase alfa for 2017 were approximately $816.0 million as publicly reported by Sanofi Aventis, and $472.0 million as publicly reported by Shire, respectively.

  Novel ERT for Pompe Disease

        We are leveraging our biologics capabilities and CHART® platform to develop a novel treatment paradigm for Pompe disease. This ERT consists of a uniquely engineered rhGAA enzyme, ATB200, with an optimized carbohydrate structure to enhance uptake, administered in combination with a pharmacological chaperone AT2221 to improve activity and stability. We acquired ATB200 as well as our enzyme targeting technology through our purchase of Callidus Biopharma. ATB200 is our first biologic to enter clinical development.

        The pharmacological chaperone, AT2221 is not an active ingredient that contributes directly to GAA substrate reduction but instead acts to stabilize ATB200. The small molecule pharmacological chaperone AT2221 binds and stabilizes ATB200 to improve the uptake of active enzyme in key disease-relevant tissues, resulting in increased clearance of accumulated substrate, glycogen.

        In preclinical studies, ATB200/AT2221 demonstrated greater tissue enzyme levels and further substrate reduction compared to the currently approved ERT for Pompe disease (alglucosidase alfa).

        Throughout 2017 we have reported a cascade of data from a Phase 1/2 clinical study, ATB200-02, to investigate our novel Pompe treatment paradigm in Pompe patients. The primary objective is to evaluate the safety, tolerability, pharmacokinetics ("PK"), and pharmacodynamics ("PD") of ATB200/AT2221 for an 18-week primary treatment period followed by a long-term extension. The three patient cohorts, enrolling 20 total patients across all cohorts, are ambulatory ERT-switch patients (Cohort 1), non-ambulatory ERT-switch patients (Cohort 2), and ERT-naïve patients (Cohort 3).

        As of our interim analysis reported in October 2017, patients who completed six months of treatment with ATB200/AT2221 showed improvements in the 6MWT distance and other measures of motor function, stability or increases in FVC, and further reductions in biomarkers of muscle damage and disease substrate, with consistent results reported in initial patients who completed nine months of treatment.

        On February 8, 2018 we reported additional data from our clinical study ATB200-02 at the 14th Annual WorldSymposium. Highlights included safety and tolerability data in all 20 patients (maximum of 20+ months of treatment) as well as PD data (muscle damage biomarker and disease substrate biomarker) for all 20 patients (15 ERT-switch patients and 5 ERT-naïve patients). To date, adverse events have been generally mild and transient. ATB200/AT2221 has resulted in a low rate of infusion-associated reactions (IARs) following 550+ infusions (three events of IARs in two patients; <1% of all 550+ infusions with an IAR). The clinical pharmacokinetic profile has been consistent with previously reported preclinical data. Treatment with ATB200/AT2221 resulted in persistent and durable reductions in creatine kinase, or CK, and urine hexose tetrasaccharide, or Hex4, across all patient cohorts out to month 12.

        As of the last interim analysis in February 2018, data on functional outcomes are available for 19 of the 20 patients enrolled (one patient dropped out of the extension study due to travel burden and family considerations). Muscle function improved in 16 of 19 patients at month 9. Muscle function improved in 10 out of 10 patients with available data at month 12. Mean six-minute walk test (6MWT) improved in both ERT-naïve and ERT-switch patients with continued benefit observed out to month 12. All 5 ERT-naïve patients showed increases in 6MWT distance at all time points out to month 12. The ERT-naïve patients showed mean increases of 41.8 meters at month 6 (n=5), 63.5 meters at month 9 (n=5), and 86.8 meters at month 12 (n=2). Of the 10 ERT-switch patients, 8 patients showed increases in 6MWT distance and two patients showed decreases at month 9. All eight of the ERT-switch patients with available data at month 12 showed increases in 6MWT distance. The ERT-switch patients showed mean increases of 23.9 meters at month 6 (n=10), 24.5 meters at month 9 (n=10), and 57.4 meters at month 12 (n=8). Other motor function tests generally showed mean improvements consistent with 6MWT distance. Three of the four non-ambulatory ERT-switch patients showed improvements in upper extremity strength (which includes elbow and shoulder) from baseline to month 9, as measured by quantitative muscle testing (QMT) and manual muscle testing (MMT). Pulmonary function improved in ERT-naïve patients and was generally stable in ERT-switch patients. In ERT-naïve patients, mean absolute change in forced vital capacity (FVC) was +4.2% at month 6 (n=5), +6.2% at month 9 (n=5), and +6.0% at month 12 (n=2). In ERT-switch patients mean absolute change in FVC was –1.3% at month 6 (n=9), –1.7% at month 9 (n=9), and –3.1% at month 12 (n=7). Overall, other pulmonary tests of maximal inspiratory pressure (MIP), a measure of inhalation, and maximal expiratory pressure (MEP), a measure of exhalation, were stable or increased in both ERT-naïve and ERT-switch patients.

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

  MiaMed, Inc.

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

Strategic Alliances and Arrangements

        In November 2013, we entered into a Revised Agreement ("the Revised Agreement") with GlaxoSmithKline ("GSK"), pursuant to which, we obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the earlier agreement entered into between us and GSK in July 2012. Under the terms of the Revised Agreement, for migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. There was no other consideration paid to GSK as part of the Revised Agreement. For the year ended December 31, 2017, we recognized approximately $3.9 million of royalty expense under the Revised Agreement.

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

Intellectual Property

  Patents and Trade Secrets

        Our success depends in part on our ability to maintain proprietary protection surrounding our product candidates, technology, and know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, including both new inventions and improvements of existing technology, that are important to the development of our business, unless this proprietary position would be better protected using trade secrets. Our patent strategy includes obtaining patent protection, where possible, on compositions of matter, methods of manufacture, methods of use, combination therapies, dosing and administration regimens, formulations, therapeutic monitoring, screening methods, and assays. We also rely on trade secrets, know-how, continuing technological innovation, in-licensing, and partnership opportunities to develop and maintain our proprietary position. Lastly, we monitor third parties for activities that may infringe our proprietary rights, as well as the progression of third party patent applications that may have the potential to create blocks to our products or otherwise interfere with the development of our business. We are aware, for example, of U.S. patents, and corresponding international counterparts, owned by third parties that contain claims related to ERTs, and small molecules for stabilizing enzymes. If any of these patents were to be asserted against us, there is no assurance that a court would find in our favor or that, if we choose or are required to seek a license, a license to any of these patents would be available to us on acceptable terms or at all.

        We own or license rights to several issued patents in the U.S., current member states of the European Patent Convention and numerous pending and issued foreign applications, which are foreign counterparts of many of our U.S. patents. We also own or license rights to several pending U.S. applications. Our patent portfolio includes patents and patent applications with claims relating to methods of increasing and/or stabilizing deficient enzyme activity to treat genetic diseases. The patent positions for migalastat, and ATB200/AT2221 pharmacological chaperone/ERT combination therapy are described below and include both patents and patent applications we own or exclusively license:

  •
  We have an exclusive license to six issued U.S. patents that cover the use of migalastat to treat Fabry disease, as well as corresponding European, Japanese, and Canadian patents. These exclusively licensed U.S. patents relating to migalastat expire in 2018 (not including the Hatch-Waxman statutory extension, which is described below), while the European, Japanese, and Canadian patents will expire in 2019 (not including the Supplemental Protection Certificates or SPC extensions, which are described below). The patents include claims covering methods of increasing the activity of and preventing the degradation of alpha-Gal A, and methods for the treatment of Fabry disease using migalastat. In addition, we own two issued U.S. patents directed to dosing regimens with migalastat that expire in 2027 (not including any extensions), as well as a pending application which, if granted, may result in a patent that also expires in 2027 (not including any extensions). Foreign counterpart patents are issued in Australia, Europe, Hong Kong, Mexico, and Japan, and foreign applications are pending in Australia, Canada, Europe, Hong Kong, Japan, and Mexico. Further, we own an issued U.S. patent directed to synthetic steps related to the commercial process for preparing migalastat, which expires in 2026, as well as issued patents in China, Europe, Hong Kong, India, Israel, and Japan. We jointly own issued U.S., European, Hong Kong, and Mexican patents covering a method of determining whether male Fabry disease patients are likely to respond to treatment with migalastat which expires in 2027. We have two issued U.S. patents covering a method of treating a patient diagnosed with Fabry disease with migalastat wherein the Fabry patient has one of several alpha-Gal A mutations. These patents will expire in 2029. We also have a pending U.S. application covering a method of determining which alpha-Gal A mutations are likely to be amenable to therapy with migalastat which, if granted, will expire in 2029. Foreign counterpart patents have also been issued in Europe, Japan, Canada, Mexico, and Australia; all of which will also expire in 2029.

  •
  We have an exclusive license to pending patent applications covering the co-administration of migalastat with ERT (recombinant alpha-Gal A). Patents covering specific combinations have issued in the U.S., Europe, Canada, China, India, Israel, Hong Kong, Japan, and Mexico. These issued patents will expire in 2024. Other applications from this family are pending in the U.S., Europe, Canada, Brazil, China, Hong Kong, India, Israel, Japan, and Mexico. If patents issue from these applications, expiration will be in 2024. We also own a U.S. patent application covering specific doses and dosing regimens of migalastat to treat Fabry disease in combination with ERT (recombinant alpha-Gal A) in the U.S. and foreign counterpart applications in Australia, Brazil, Canada, Chile, Eurasia, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, Singapore, Taiwan, and South Africa, and issued patents in Australia, China, New Zealand, and South Africa. Any patents issuing from these applications will expire in 2032.

  •
  We own two issued U.S. patents covering a high concentration co-formulation of recombinant acid alpha-glucosidase and pharmacological chaperone, as well as pending patent applications in the U.S., Canada, Europe, Japan, Mexico, and South Korea. If patents issue from these applications, expiration will be in 2033.

  •
  We own a U.S. patent application covering a co-formulation of recombinant alpha-Gal A and migalastat. If a patent issues from this application, expiration will be in 2033. Foreign counterpart applications are pending in Canada, Europe, and Hong Kong. The Taiwanese counterpart has been issued as a patent.

  •
  As part of the Callidus acquisition, we acquired a portfolio of patent applications including an application series covering reagents and methods for coupling targeting peptides to recombinant lysosomal enzymes, including recombinant acid alpha-glucosidase. Patents in this series are issued in the U.S. and European, and applications are pending in the U.S., Europe, Japan, Brazil, Canada, China, and, South Korea. If patents issue from these applications, expiration will be in 2032 to 2034 depending on the specific application.

  •
  Another patent application portfolio related to a modified lysosomal enzyme (acid alpha-glucosidase) that binds more effectively to the receptor and more potent than conventional recombinant enzymes. This is pending in the U.S., Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, South Korea, Mexico, Singapore, Taiwan, South Africa, and other countries. If patents issue from this series, they will expire in 2035, 2026, or 2037.

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

        The U.S. Drug Price Competition and Patent Term Restoration Act of 1984, and amendments thereto, more commonly known as the Hatch-Waxman Act, provides for an extension of one patent, known as a Hatch-Waxman statutory extension, for each New Chemical Entity ("NCE") to compensate for a portion of the time spent in clinical development and regulatory review. However, the maximum extension is five years and the extension cannot extend the patent beyond 14 years from the new drug application ("NDA") approval. Similar extensions are available in European countries, known as SPC extensions, Japan and other countries. However, in the United States we will not know what, if any, extensions are available until a drug is approved. In addition, in the U.S., under provisions of the Best Pharmaceuticals for Children Act, we may be entitled to an additional six month period of patent protection Market Exclusivity and Orphan Drug Exclusivity, for completing pediatric clinical studies in response to an FDA issued Pediatric Written Request before said exclusivities expire.

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

        Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For migalastat in 2017, we incurred $1.1 million of royalty expense under the agreement with MSSM. Our rights with respect to these agreements to develop and commercialize migalastat may terminate, in whole or in part, if we fail to meet certain development or commercialization requirements or if we do not meet our obligations to make royalty payments.

Trademarks

        In addition to our patents and trade secrets, we have registrations and/or filed applications to register certain trademarks in the U.S. and/or abroad, including AMICUS THERAPEUTICS and design, AMICUS ASSIST and design, CHART and design, AT THE FOREFRONT OF THERAPIES FOR RARE AND ORPHAN DISEASES, HEALING BEYOND DISEASE, OUR GOOD STUFF and GALAFOLD and design. These trademarks are registered or filed with the U.S. Patent and Trademark Office and corresponding government agencies in a number of other countries.

Manufacturing

        We continue to rely on contract manufacturers to supply the active biopharmaceutical ingredients and final drug product for migalastat, other pharmacological chaperones, and our next-generation ERT product candidates. The active biopharmaceutical ingredients and final formulations for these products are manufactured under current Good Manufacturing Practice ("cGMP"). The components in the final formulation for each product are commonly used in other biopharmaceutical products and are well characterized ingredients. We have implemented appropriate controls for assuring the quality of both active biopharmaceutical ingredients and final drug products. Product specifications will be established in concurrence with regulatory bodies at the time of product registration.

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

  Major Competitors

        Our major competitors include pharmaceutical and biotechnology companies in the U.S. and abroad that have approved therapies or therapies in development for LSDs. Other competitors are pharmaceutical and biotechnology companies that have approved therapies or therapies in development for rare diseases for which pharmacological chaperone technology, or next-generation ERT may be applicable. Additionally, we are aware of several early-stage, niche pharmaceutical and biotechnology companies whose core business revolves around protein misfolding; however, we are not aware that any of these companies is currently working to develop products that would directly compete with ours. We are also aware of several pharmaceutical and biotechnology companies who are developing various treatments for novel ERTs. The key competitive factors affecting the success of our product candidates are likely to be their efficacy, safety, convenience, and price.

        Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The following table lists our principal competitors and publicly available information on the status of their clinical-stage product offerings (U.S. dollars in millions):

Competitor	Indication	Product	Class of Product	Status	2017 Sales
in millions
Sanofi Aventis:	Fabry disease	Fabrazyme®	ERT	Marketed	$816
	Pompe disease	Myozyme®/ Lumizyme®	ERT	Marketed	$892
	Fabry disease	GZ402671	Oral GCS Inhibitor	Phase 2	N/A
	Pompe disease	GZ402666 ("neo GAA")	ERT	Phase 3	N/A
Shire	Fabry disease	Replagal®	ERT	Marketed	$472
Protalix Biotherapeutics	Fabry disease	PRX-102	ERT	Phase 2/3	N/A
Audentes	Pompe Disease	AT982	Gene Therapy	Preclinical	N/A
Sangamo	Fabry disease	ST-920	Gene Therapy	Preclinical	N/A
Avrobio	Fabry disease	AVR-RD-01	Gene Therapy	Phase 1	N/A
	Pompe disease	AVR-RD-03	Gene Therapy	Preclinical	N/A
Spark	Pompe disease		Gene Therapy	Preclinical	N/A
JCR Pharmaceuticals:	Fabry disease	JR-051	ERT	Filed in Japan	N/A
	Pompe disease	JR-162	ERT	Preclinical	N/A
Valerion Therapeutics	Pompe disease	Val-1221	ERT	Phase 1	N/A
Greenovation	Fabry disease	Moss-Agal	ERT	Phase 1	N/A

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

        After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA for the determination of efficacy and safety. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. Under federal law, the submission of most NDAs and BLAs is additionally subject to a substantial application user fee; although for orphan drugs these fees are waived, and the holder of an approved NDA or BLA may also be subject to annual product and establishment user fees. These fees are typically increased annually.

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

        In addition to other benefits such as greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track drug's NDA or BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA's review period as specified under PDUFA V for filing and reviewing an application does not begin until the last section of the NDA or BLA has been submitted. Additionally, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

        We have obtained an orphan medicinal product designation in the EU from the EMA for migalastat for the treatment of Fabry disease ("FD"), Gaucher disease ("GD"). The combination product, ATB200/AT2221, for the treatment of Pompe disease has currently received orphan drug designation in the US with a pending review in the EU. Applications from persons or companies seeking "orphan medicinal product designation" for products they intend to develop for the diagnosis, prevention, or treatment of life-threatening or very serious conditions that affect not more than 5 in 10,000 persons in the EU are reviewed by the Committee for Orphan Medicinal Products ("COMP"). In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating, or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients.

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

        We have obtained a positive opinion for our PIP in the EU for migalastat for the treatment of Fabry disease as well. In May 2016, we announced that we had received full European Commission approval for migalastat HC1, under the product name GALAFOLD, as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation. A pediatric investigation plan is a development plan aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All applications for marketing authorization for new medicines have to include the results of studies as described in an agreed pediatric investigation plan, unless the medicine is exempt because of a deferral or waiver. This requirement also applies when a marketing-authorization holder wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized and covered by intellectual property rights. Several rewards and incentives for the development of pediatric medicines for children are available in the EU. Medicines authorized across the EU with the results of studies from a pediatric investigation plan included in the product information are eligible for an extension of their supplementary protection certificate by six months. This is the case even when the studies' results are negative. For orphan medicines, the incentive is an additional two years of market exclusivity. Scientific advice and protocol assistance at the Agency are free of charge for questions relating to the development of pediatric medicines. Medicines developed specifically for children that are already authorized but are not protected by a patent or supplementary protection certificate are eligible for a pediatric-use marketing authorization

("PUMA"). If a PUMA is granted, the product will benefit from 10 years of market protection as an incentive.

        We have obtained orphan drug designation in Japan for migalastat for the treatment of Fabry Disease. Amicus has approval of migalastat in Switzerland and has followed all their applicable regulations.

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

Employees

        As of December 31, 2017, we had 325 full-time employees, 184 of whom were primarily engaged in research and development activities and 141 of whom provided selling and administrative services. None of our employees were represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

        We have filed applications to register certain trademarks in the U.S. and abroad, including AMICUS THERAPEUTICS & design, AT THE FOREFRONT OF THERAPIES FOR RARE AND ORPHAN DISEASES, ZORBLISA, GALAFOLD, and AMIGAL, FABRAZYME, MYOZYME, LUMIZYME, AND REPLAGAL are the property of their respective owners.

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

Risks Related to our Products and the Regulatory Approval and Clinical Development of our Product Candidates

  We depend heavily on sales of our first product, migalastat HCl, in the EU. Moreover, if we are unable to obtain approval from the FDA or other foreign regulatory authorities, or if we are unable to commercialize migalastat HCl successfully, or experience significant delays in doing so, our business could be materially harmed.

        We have invested a significant portion of our efforts and financial resources in the development of migalastat HCl for the treatment of Fabry disease and rely upon sales of migalastat HCl primarily in the EU. Our ability to generate material product revenues, which may not occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval, and commercialization of migalastat HCl. We began the commercial launch of migalastat HCl in the EU in May 2016 and continue to seek commercial approval in multiple jurisdictions, including the United States and Japan. Any adverse market event with respect to migalastat HCl, including failure to obtain sufficient market acceptance, could have a material adverse effect on our business, financial condition and results of operations. If our sales of migalastat HCl were to decrease, or such sales were substantially or completely displaced in the market, if we are unable to achieve sufficient market acceptance of migalastat HCl by physicians, patients, third party payors and others in the medical community, or if we fail to receive commercial approval in any additional jurisdictions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, if migalastat HCl or similar products from our competitors were to become the subject of litigation and/or an adverse governmental action requiring us or such competitors, as applicable, to cease sales of migalastat HCl, such an event could have a material adverse effect on our business, financial condition and results of operations.

        Any delay or impediment in our ability to obtain regulatory approval in any region, such as the U.S. or Japan, to commercialize, or, if approved, obtain coverage and adequate reimbursement from third-parties, including government payors, for migalastat HCl may cause us to be unable to meet our revenue guidance or to generate the revenues necessary to continue our research and development pipeline activities, thereby adversely affecting our business and our prospects for future growth.

        Further, the success of migalastat HCl will depend on a number of factors, including the following:

  •
  obtaining a sufficiently broad label in each territory that would not unduly restrict patient access;

  •
  FDA and PMDA approvals for migalastat HCl;

  •
  continuing to build and maintain an infrastructure capable of supporting product sales, marketing, and distribution of migalastat HCl in the EU, US, Japan and other territories where we pursue commercialization directly;

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

  •
  protecting our rights in our intellectual property portfolio; and

  •
  obtaining a commercially viable price for our products.

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

        Our product and product candidates, including migalastat HCl, and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, commercialization and reimbursement are subject to comprehensive regulation by the EMA, the PMDA, the FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. As of December 31, 2017, we have obtained regulatory approval to market migalastat in the EU, Switzerland, Israel, Iceland, Liechtenstein, South Korea, Canada, and Australia. Failure to obtain regulatory approval for our product and product candidates will prevent us from commercializing our product in jurisdictions beyond those in which we have obtained regulatory approval for our product or in any jurisdictions for our product candidates.

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

        Obtaining approval for our product candidates is highly uncertain and we may fail to obtain regulatory approval in any or all jurisdictions. The review processes and the processes of regulatory authorities, including the FDA, EMA and PMDA, are extensive, lengthy, expensive, and uncertain, and such regulatory authorities may delay, limit, or deny approval of migalastat HCl or any of our other product candidates for many reasons, including, but not limited to:

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

  If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, EMA, PMDA or other foreign regulatory authorities, or do not otherwise produce favorable results, we may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

        For example, if the FDA ultimately decides not to approve migalastat HCI NDA, we may need to complete additional Phase 3 clinical trial(s) and may need to expend significantly more capital to pursue FDA approval of migalastat HCl. Similarly, we do not have a defined regulatory pathway for our lead biologic product ATB200/AT2221, which could include accelerated or standard pathways is the US and EU. If we are required to conduct additional clinical trials or other testing of migalastat HCl, ATB200/AT2221 or any other product candidate that we develop beyond those tests and trials that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may:

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

        We have based our research and development efforts on our Chaperone-Advanced Replacement Therapy ("CHART") platform technologies to develop next-generation ERT products for Fabry, Pompe, and other LSDs. Notwithstanding our large investment to date and anticipated future expenditures in proprietary technologies, we have not yet developed, and may never successfully develop, any marketed drugs using this approach. As a result of pursuing the development of our product and product candidates using our proprietary technologies, we may fail to develop products or product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

        Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. We cannot be assured that these trials will ultimately be successful. In addition, patients may not be compliant with their dosing regimen or trial protocols or they may withdraw from the clinical trial at any time for any reason. For example, we recently reported preliminary data from a Phase 1/2 clinical trial of

ATB200/AT2221 in Pompe disease. The preliminary data is based on a small patient sample and reported before completion of the study and therefore may not be predictive of future results, that the results of additional preliminary data or data from the completed study or any future study may not yield results that are consistent with the preliminary data presented, that we may not be able to demonstrate the safety and efficacy of ATB200/AT2221, that later study results may not support further development, or even if such later results are favorable, that we will not be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize ATB200/AT2221.

        In addition, while the clinical trials of our product candidates are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting product candidates. This is particularly the case for ATB200/AT2221 where we do not yet have a defined regulatory pathway and there can be no assurance that regulators in the US, EU, Japan or other jurisdictions will accept the existing Ph1/2 clinical data set for approval and without additional clinical trials or that future trials will support approvals. In addition, individual patient responses to the dose administered of a product candidate may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety or efficacy parameters may not yield statistical precision in estimating our product candidates' effects on study participants. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

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

  We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA, PMDA and EMA.

        We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA, PMDA and EMA. As of December 31, 2017, we have obtained regulatory approval to market one product in the EU, Switzerland, Israel, Iceland, Liechtenstein, South Korea, Canada, and Australia. Our limited experience might prevent us from successfully designing or implementing a clinical trial for our product candidates. We have limited experience in conducting and managing the application process necessary to obtain regulatory approvals and we might not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our product candidates, or might be significantly delayed in doing so, which will materially harm our business.

  We may not be able to obtain or maintain orphan drug exclusivity for our product or product candidates. If our competitors are able to obtain orphan drug exclusivity for their products, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

        Regulatory authorities in some jurisdictions, including the EU and the United States, may designate drugs for relatively small patient populations as orphan drugs. We obtained orphan drug designations from the FDA for migalastat HCl for the treatment of Fabry disease in February 2004. We also obtained orphan medicinal product designation in the EU for migalastat HCl in May 2006. ATB200/AT2221 has also received this designation from the FDA. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from approving another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable market exclusivity period for orphan drugs is ten years in the EU and seven years in the United States. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

        The FDA Reauthorization Act, signed into law in August 2017, authorizes FDA to impose additional clinical trial requirements on manufacturers seeking orphan drug designation and/or pediatric indications. Migalastat HCl and ATB200/AT2221 have obtained orphan drug designations from the FDA. The impact, however, of future regulations on other product candidates is uncertain and could result in the need for additional clinical trials.

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

        We have only recently built our sales and marketing infrastructure and have little experience in the sale and marketing of pharmaceutical products. To achieve commercial success for any approved product, we must continue to develop and maintain a sales and marketing organization or outsource these functions to third parties. We are continuing to establish our own sales and marketing capabilities and to promote migalastat HCl in the EU and other international geographies with a targeted sales force, and will do the same in the United States if or when migalastat HCl or any other product candidate is approved in the United States. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Similarly, if we enter into agreements with third parties, including the out licensing of our product or product candidates, we may choose to reduce or eliminate our sales and marketing operations and thereby lose our commercialization investment.

        Factors that may inhibit our efforts to commercialize migalastat HCl and our product candidates, if and when they are approved by regulatory authorities, including the FDA, PMDA and EMA, on our own include:

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

  •
  our distributors may experience compliance related issues and associated government investigations;

  •
  business combinations or significant changes in a distributor's business strategy may also adversely affect a distributor's willingness or ability to complete its obligations under any arrangement; and

  •
  these arrangements are often terminated or allowed to expire, which could interrupt the marketing and sales of a product and decrease our revenue.

        If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue at our current guidance and may not ever become profitable.

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

        Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. In addition, as new studies are performed the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of Fabry disease or Pompe disease in the study populations, particularly in these newer studies, accurately reflects the prevalence of these diseases in the broader world population. If our estimates of the prevalence of Fabry disease or Pompe disease, or of the number of patients who may benefit from treatment with our product candidates prove to be incorrect, the market opportunities for our product and product candidates may be smaller than we believe they are, our prospects for generating revenue at our guidance levels may be adversely affected and our business may suffer.

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

        Our ability to negotiate, secure and maintain third party coverage and reimbursement may be affected by political, economic and regulatory developments in the United States, the EU and other jurisdictions. Governments continue to impose cost containment measures, and third party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of migalastat HCl or any of our product candidates that receive marketing approval and we may fail to meet our revenue targets.

  We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

        The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product or product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of lysosomal storage disorders, including Fabry disease. These products include Sanofi Aventis' Fabrazyme® and Shire plc's Replagal®, as well as other Fabry treatment products in development. In addition, Sanofi markets and sells Myozyme® and Lumizyme® for the treatment of Pompe disease. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties for Pompe, as well as potential gene therapies for both Fabry and Pompe.

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

        We believe that many competitors, including academic institutions, government agencies, public and private research organizations, large pharmaceutical companies and smaller more focused companies, are attempting to develop therapies for many of our target indications. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, prosecuting intellectual property rights and marketing approved products than we do. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs or advantageous to our business. In addition, if we obtain regulatory approvals for our products, manufacturing efficiency and marketing capabilities are likely to be significant competitive factors. We currently relay on third party manufacturers for all our products and product candidates, and a limited sales force and marketing infrastructure for migalastat HCl. Further, many of our competitors have substantial resources and expertise in conducting collaborative arrangements, sourcing in-licensing arrangements, manufacturing and acquiring new business lines or businesses that are greater than our own.

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

        We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by both the EU and many of the individual countries in Europe, Asia and Latin America with which we will need to comply. Many U.S.-based biopharmaceutical companies have found the process of marketing their own products in Europe and other international geographies to be very challenging.

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

        Our ability to commercialize migalastat HCl or any product candidate successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the EU and U.S. healthcare industries and elsewhere is cost containment. It is currently unknown what impact, if any, the current administration and Congress in the U.S. will have on pricing and reimbursement, particularly with respect to government programs such as Medicare and Medicaid.. For the last several years government authorities and other third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for migalastat HCl or any product that we commercialize and, if coverage and reimbursement are available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for migalastat HCl and our other product candidates when approved may be particularly difficult because of the higher prices typically associated with drugs directed at smaller orphan populations of patients and the pricing and reimbursement of competitive products. In addition, third party payors are likely to impose strict requirements for reimbursement of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product for which we obtain marketing approval.

  Any product or product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties or other enforcement actions if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product or our product candidates, when and if any of them are approved.

        Any product or product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA, EMA, PMDA and other regulatory authorities. For example, the FDA's requirements include submissions of safety and other post-marketing information and reports, registration requirements, Current Good Manufacturing Practices, or cGMP, requirements relating to manufacturing, quality control, quality assurance and complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to healthcare professionals and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may be subject to significant conditions of approval, including the requirement of a REMS. The FDA also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA requirements which include, among others, promotional activities, standards and regulations for direct-to-consumer advertising, promotional activities involving the internet, and industry sponsored scientific and educational activities. In general, all product promotion must be consistent with the labeling approved by the FDA for such product, contain a balanced presentation of information on the product's uses, benefits, risks, and important safety information and limitations on use, and otherwise not be false or misleading. The FDA, has very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing a company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution. Failure to comply with applicable FDA requirements and restrictions also may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice ("DOJ") or the Office of the Inspector General of the U.S. Department of Health and Human Services ("HHS") as well as state authorities. This could subject the company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes its products.

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

        Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU's requirements regarding the protection of personal information, which are scheduled to be enforced beginning May 25, 2018, can also lead to significant penalties and sanctions and business restrictions.

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

  Our relationships with customers, healthcare providers, patients, patient organizations, charitable foundations and third party payors will be subject to applicable anti-kickback, fraud and abuse, anti-bribery and corruption and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

        Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Increasingly, patients, patient organizations and charitable foundations also can influence selection of and payment for therapies. Our future arrangements with payors, healthcare providers, patient organizations, charitable foundations and patients may expose us to broadly applicable fraud and abuse, anti-bribery and corruption, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, federal, state and foreign healthcare laws and regulations pertaining to fraud and abuse, anti-bribery and corruption, interaction with patient organizations, charitable foundations, and patients' rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:

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

  •
  The U.S. federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute to defraud any healthcare benefit program or specific intent to violate it in order to have committed a violation. This statute also may impose monetary penalties on any offers or transfers of remuneration to Medicare or Medicaid beneficiaries (patients) which is likely to influence the beneficiary's selection of particular supplier of government payable items. Similarly, the collection and use of personal health data in the EU is governed by the EU General Data Protection Regulation (the "GDPR"), with many requirements mandated by the GDPR for the consent of the individuals to whom the personal data relates, the information provided to the individuals, transfer of personal data within and outside of the EU and the security and confidentiality of the personal data. Enforcement of the GDPR is scheduled to begin on May 25, 2018, and failure to comply with the requirements of the GDPR may result in substantial fines and other administrative penalties. The GDPR increases our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and adversely affect our business, financial condition, results of operations and prospects;

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

        While we do not submit claims and our customers will make the ultimate decision on how to submit claims, we may provide reimbursement guidance and support regarding migalastat HCl, and our product candidates for which we receive regulatory approval, to our customers and patients. If a government authority were to conclude that we provided improper advice to our customers and patients and/or encouraged the submission of false claims for reimbursement, we could face action by government authorities. Similarly, if a government authority were to conclude that our patient support efforts or interactions with charitable foundations were improper, we could face action by government authorities. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Nonetheless, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

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

        The pricing of pharmaceutical products, in general, and specialty drugs, in particular, has also been a topic of concern in the U.S. government, including by the current administration. There can be no assurance as to how this scrutiny on pricing of pharmaceutical products will impact future pricing of our products or orphan drugs or pharmaceutical products generally.

        In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Affordable Care Act revised the definition of "average manufacturer price" for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. A significant number of provisions are not yet, or have only recently become, effective, but the Affordable Care Act is likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. We expect that the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products. Finally, there have been significant efforts to modify or eliminate the ACA. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017 repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate, beginning in 2019. The Joint Committee on Taxation estimates that the repeal will result in over 13 million Americans losing their health insurance coverage over the next ten years and is likely to lead to increases in insurance premiums. Further legislative changes to and regulatory changes under the ACA remain possible. It is unknown what form any such changes or any law proposed to replace the ACA would take, and how or whether it may affect our business in the future.

        In August 2017, President Trump signed into law the Food & Drug Administration Reauthorization Act (FDARA). This legislation imposes significant new requirements for clinical trial sponsors which will affect, among other things, obtaining orphan drug designation, and the development of drugs and biological products for pediatric use. Migalastat HCl and ATB200/AT2221 have obtained orphan drug designations from the FDA, but this legislation may result in new regulations which might materially impact our business.

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

        We are an early commercial-stage pharmaceutical company. To date, we have focused on developing our first product, migalastat HCl. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Since our inception we have only generated limited revenue from product sales. Although the European Commission has granted full approval for the oral small molecule pharmacological chaperone migalastat HCl as a first-line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease (alpha-galactosidase A deficiency) and who have an amenable mutation, neither the FDA nor Japan has granted regulatory approval to any of our product candidates, and we continue to incur significant research, development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended December 31, 2017, we have a net loss of $284.0 million, and we have an accumulated deficit of $1.1 billion at December 31, 2017.

        We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we:

  •
  continue our development and commercialization of, and seek regulatory approvals for, our product and product candidates in the United States, the European Union, Japan and other foreign countries, as applicable;

  •
  conduct additional clinical trials and/or further analysis of pre-existing clinical data to support the approval of migalastat HCl in the United States or any post-approval commitments or trials, should it be approved;

  •
  continue communicating with the EMA, as necessary, regarding post-marketing requirements and clinical trials for migalastat HCl;

  •
  continue to or initiate the regulatory submission process for marketing approval of migalastat HCl outside of the United States and EU, as applicable;

  •
  build our commercial infrastructure so that it is capable of supporting product sales, marketing and distribution of migalastat HCl in the EU, Japan and the US or other territories in which we may receive regulatory approval;

  •
  continue wind-down of our Phase 3 clinical trial of SD-101 for the treatment of epidermolysis bullosa, or EB

  •
  continue our preclinical studies and clinical trials on the use of pharmacological chaperones co-formulated or co-administered with enzyme replacement therapy, or ERT, for Fabry, Pompe, and other lysosomal storage disorders, or LSDs; and

  •
  continue our preclinical studies of and potentially conduct clinical studies of CDKL5.

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

  We currently generate limited revenue from the sale of products and may never become profitable.

        We began the commercial launch of our first product, migalastat HCl, in May 2016. Accordingly, we have only generated limited revenue from product sales. Our ability to generate material revenue and become profitable depends upon our ability to successfully commercialize our existing product and product candidates, or product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when any of these product candidates will generate revenue for us, if at all and we may not meet our current revenue guidance. Our ability to generate revenue from our current or future product and product candidates depends on a number of factors, including our ability to:

  •
  successfully complete development activities and obtain additional regulatory and pricing and reimbursement approvals for, and successfully commercialize, migalastat HCl;

  •
  develop a commercial organization capable of sales, marketing, and distribution for migalastat HCl and any product candidates we intend to market, if we receive regulatory approval, in the countries where we have chosen to commercialize the product candidates ourselves including the US and Japan;

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

  •
  successfully complete development activities, including the necessary preclinical studies and clinical trials, with respect to product candidates, including ATB200/ATB2221;

  •
  complete and submit regulatory submissions to the FDA and obtain regulatory approval for our product candidates including migalastat HCl and ATB200/AT2221; and

  •
  complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities.

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

        Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates, and launch and commercialize our product and product candidates for which we may receive regulatory approval, including continuing to build our own commercial organization. We believe that our current cash position, including proceeds from the recent equity offering and expected Galafold revenues, is sufficient to fund ongoing Fabry and Pompe program operations into at least 2021. Potential future business development collaborations, pipeline expansion, and investment in biologics manufacturing capabilities could impact our future capital requirements. However, we may require substantial additional capital for the development and commercialization of our product and further development and commercialization of our product candidates.

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

  •
  the cost of manufacturing drug supply for our preclinical studies and clinical trials, including the significant cost of new Fabry ERT cell line development and manufacturing as well as the cost of manufacturing ATB200, our Pompe ERT;

  •
  the outcome, timing, and cost of the regulatory approval process by the FDA, EMA, PMDA and other foreign regulatory authorities, including the potential for regulatory authorities to require that we perform more studies than those that we currently anticipate for our product and product candidates;

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

        We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt, receivables, and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders' ownership. For example, stockholders may experience dilution if the holders of the convertible notes issued in connection with our private placement in December 2016 have their convertible notes converted to equity. The incurrence of additional indebtedness beyond our existing indebtedness with the convertible note holders could also result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to migalastat HCl or our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

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

        There can be no assurance that our cash and cash equivalents, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations or that we will have sufficient equity to satisfy these obligations. Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations.

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

        We commenced operations in February 2002. Our operations to date have been limited to organizing and staffing our company, acquiring and developing our technology and undertaking preclinical studies and clinical trials of our most advanced product candidates, including our first product, migalastat HCl. We have not yet generated any material commercial sales for any of our product candidates. We have not yet demonstrated our ability to obtain global regulatory approvals (including the US), manufacture a commercial scale biologic product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, because we were successful in obtaining from the European Union full approval for migalastat HCl, we will need to continue the transition from a company with a research focus to a company capable of supporting commercial activities. We are currently in the early stages of the commercial launch of GALAFOLD in the

European Union. We have not demonstrated an ability to commercialize a product successfully and may not be successful in such a transition.

  We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders' ownership, increase our debt, or cause us to incur significant expense.

        As part of our business strategy, we may continue to pursue acquisitions or licenses of assets or businesses, or strategic alliances and collaborations, to expand our existing technologies and operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations, and cash flows. We may not be able to find suitable acquisition or licensing candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.

        To finance any acquisitions, licenses or collaborations, we may choose to issue debt or shares of our common stock as consideration. Any such issuance of shares would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other assets or companies or fund a transaction using our stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

  Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

        As of December 31, 2017, the Company had federal, state, and foreign net operating loss carry forwards ("NOLs") of approximately $777.6 million, $781.8 million, and $47.1 million respectively. The federal carry forward will expire in 2030 through 2037. Most of the state carry forwards generated prior to 2009 have expired through 2016. The remaining state carry forwards including those generated in 2009 through 2017 will expire in 2030 through 2037. The foreign NOLs have indefinite expiration. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Code as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past, and could occur again in the future Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership some of which are outside our control. We completed a detailed study of our NOLs and determined that there was not an ownership change in excess of 50%. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

  •
  Patent authorities may identify deficiencies in our patent applications and not grant our patents

        In addition, we cannot be assured that any of our pending patent applications will result in issued patents. In particular, we have filed patent applications in the United States, the European Patent Office and other countries outside the United States that have not been issued as patents. These pending applications include, among others, patent applications for ATB200 and some of the patent applications we license pursuant to a license agreement with Mount Sinai School of Medicine of New York University. If patents are not issued in respect of our pending patent applications, we may not be able to stop competitors from marketing similar products in Europe and other countries in which we do not have issued patents.

        The patents that we have licensed from Mt. Sinai School of Medicine relating to use of migalastat HCl to treat Fabry disease expire in 2018 in the United States and 2019 in Europe, Japan, and Canada. In addition to patent protection outside of the United States, we intend to seek orphan medicinal product designation and to rely on statutory data exclusivity provisions in jurisdictions outside the United States where such protections are available, including Europe. The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:

  •
  We do not hold composition of matter patents covering migalastat HCl and we have composition of matter patent applications pending for ATB200. There can be no assurance that the pending applications will be approved or that the scope of such patents, if they issue, will be sufficient to protect our product. Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. For our product candidates for which we do not hold composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method of use patents that we may hold.

  •
  For some of our product candidates, including ATB200, the principal patent protection that covers or those we expect will cover, our product candidate is a method of use patent. This type of patent only protects the product when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of the patented method, or for which there is a substantial use in commerce outside the patented method.

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

        We do not currently own or operate manufacturing facilities for clinical or commercial production of our product or product candidates. We currently lack the resources and the capabilities to manufacture ourselves any of our product or product candidates on a clinical or commercial scale. If we choose in the future to manufacture ourselves, we would face all of the risks and uncertainties of third party manufacture of our products. We currently outsource all manufacturing and packaging of our product and preclinical and clinical product candidates to third parties. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. In particular, the manufacture of our biologic product candidates, including ATB200 for Pompe, are highly complex and we may encounter difficulties in production, particularly in scaling up to commercial production. These problems include difficulties with production costs and yields and quality control, including stability of the product or product candidate, and demonstrating comparability of small batches to commercial scale batches. The occurrence of any of these problems could significantly delay our clinical trials or the commercial availability of our products.

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

  •
  inability to demonstrate comparability to GMP commercial scale product for biologic products;

  •
  inability to manufacture batches that meet specifications and quality standards;

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

        Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products.

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

        Our initial co-formulated product candidate for Fabry Disease utilized migalastat HCl co-formulated with a proprietary human recombinant alpha-Gal A enzyme. We plan to continue development of a co-formulated ERT with migalastat HCl with an internally developed Fabry cell line as a next-generation ERT for Fabry disease.

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

        We currently rely on the manufacturers of our product and product candidates to purchase from third party suppliers the materials necessary to produce the compounds for our preclinical studies and clinical trials, and we rely, or will rely, on these other manufacturers for commercial distribution of our product and, if we obtain marketing approval, for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our preclinical studies and clinical trials, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop and commercialize our product candidates. If our manufacturers or we are unable to purchase these materials for commercial distribution of our product or, after regulatory approval has been obtained, our product candidates, the commercial launch of our product and product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product or product candidates.

  Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization.

        As we scale up manufacturing of our product and product candidates and conduct required stability and comparability testing, we may encounter product, packaging, equipment and process-related issues that may require refinement or resolution in order to proceed with our planned clinical trials and obtain regulatory approval for commercial marketing. In the future, we may identify impurities, which could result in increased scrutiny by regulatory authorities, delays in our clinical programs and regulatory approval, increases in our operating expenses or failure to obtain or maintain approval for our product or product candidates.

        We currently rely on WuXi App Tec Biopharmaceuticals, a company based in the People's Republic of China, as the sole supplier of our biologic product, ATB200. Accordingly, there is a risk that supplies of our product may be significantly delayed by or may become unavailable as a result of manufacturing, equipment, process, or business-related issues affecting that company. We may also face additional manufacturing and supply-chain risks due to the regulatory and political structure of the PRC, or as a result of the international relationship between the PRC and the United States or any of the other countries in which our products are marketed.

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

        As of December 31, 2017, we had 325 full-time employees. As our development and commercialization strategies develop, we will need additional managerial, operational, sales, marketing, financial, technical operations and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates and we may not be able to replace key personnel in the event of turnover. Future growth would impose significant added responsibilities on members of management, including:

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

  •
  developing biologics manufacturing expertise; and

  •
  expanding our facilities.

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

        Since October 1, 2015, three purported securities class action lawsuits were filed in the United States District Court for New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits alleged violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat. The plaintiffs sought, among other things, damages for purchasers of the Company's Common Stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants. On May 26, 2016, the Court consolidated these lawsuits into a single action entitled In re Amicus Therapeutics, Inc. Shareholder Litigation (C.A. # 3:15-cv-07350) and appointed a lead plaintiff. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 11, 2016. On August 25, 2016, the Company and other defendants filed a motion to dismiss in response to the Consolidated Amended Class Action Complaint. This motion to dismiss was fully briefed on October 28, 2016. Before the motion was decided, the lead plaintiff and defendants entered into a Stipulation and Agreement of Settlement dated April 14, 2017 (the "Settlement"). Thereafter, on June 29, 2017, the Court entered an order granting preliminary approval of the Settlement. On November 9, 2017, the Court conducted a fairness hearing and on November 15, 2017, entered an Order and Final Judgment approving the Settlement. Among other provisions, the Settlement provides defendants with a release of all claims and involves the creation of a Settlement Fund for class members in the amount of $3.8 million. The majority of the amount was covered under insurance and any out of pocket expenses were immaterial to the Company's consolidated financial statements.

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

        These lawsuits and any other related lawsuits are subject to inherent uncertainties and the actual cost will depend upon many unknown factors. The outcome of any litigation is necessarily uncertain and we could be forced to expend significant resources in the defense of these lawsuits, and we may not prevail.

  We may be exposed to employment-related claims and losses which could have an adverse effect on our business.

        As we continue to increase the size of our workforce, the risk of potential employment-related claims will also increase. As such, we may be subject to claims, allegations or legal proceedings related to employment matters including, but not limited to, discrimination, harassment (sexual or otherwise), wrongful termination or retaliation, local, state or federal labor law violations, injury, and wage violations. In the event we are subject to one or more employment-related claims, allegations or legal proceedings, we may incur substantial costs, losses or other liabilities in the defense, investigation, settlement or other disposition of such claims. In addition to the economic impact, we may also suffer reputational harm as a result of such claims, allegations and legal proceedings and the investigation, defense and prosecution of such claims, allegations and legal proceedings could cause substantial disruption in our business and operations. While we do have policies and procedures in place to reduce our exposure to these risks, there can be no assurance that such policies and procedures will be effective or that we will not be exposed to such claims, allegations or legal proceedings.

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

  Our business and operations would suffer in the event of computer system failures or security breaches.

        Despite the implementation of security measures, our internal computer systems, and those of our CROs, contract manufacturing organizations and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, security breaches, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization of our product and our product candidate development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruptions or security breach was to result in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur significant unexpected losses, expenses and liabilities, we could face litigation or suffer reputational harm and the further development of our product candidates could be delayed.

Risks Related to our Common Stock

  Our executive officers, directors and principal stockholders maintain the ability to exert significant influence and control over matters submitted to our stockholders for approval.

        Our executive officers, directors and affiliated stockholders beneficially own shares representing approximately 23% of our common stock as of December 31, 2017. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence and control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

        The market price of our common stock is highly volatile and may be subject to wide fluctuations in response to numerous factors, some of which are beyond our control. In addition to the factors discussed in this annual report on Form 10-K, these factors include:

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        The following table contains information about our current significant leased properties as of December 31, 2017.

Location	Approximate Square Feet	Use	Lease expiry date
Cranbury, New Jersey, USA	90,000	Office and laboratory	September 2025
Durham, North Carolina, USA	5,603	Office	June 2018
Buckinghamshire, United Kingdom	9,821	Office	September 2020
Munich, Germany	4,751	Office	April 2022

        In addition to the above, we also maintain small offices in Netherland, Italy, Spain, France, Japan, Canada and Denmark. We believe that our current office and laboratory facilities are adequate and suitable for our current and anticipated needs. We believe that, to the extent required, we will be able to lease or buy additional facilities at commercially reasonable rates.

Item 3.    LEGAL PROCEEDINGS.

        Since October 1, 2015, three purported securities class action lawsuits were filed in the United States District Court for New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits alleged violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat. The plaintiffs sought, among other things, damages for purchasers of the Company's Common Stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. On May 26, 2016, the Court consolidated these lawsuits into a single action entitled In re Amicus Therapeutics, Inc. Shareholder Litigation (C.A. # 3:15-cv-07350) and appointed a lead plaintiff. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 11, 2016. On August 25, 2016, the Company and other defendants filed a motion to dismiss in response to the Consolidated Amended Class Action Complaint. This motion to dismiss was fully briefed on October 28, 2016. Before the motion was decided, the lead plaintiff and defendants entered into a Stipulation and Agreement of Settlement dated April 14, 2017. Thereafter, on June 29, 2017, the Court entered an order granting preliminary approval of the Settlement. On November 9, 2017, the Court conducted a fairness hearing and on November 15, 2017, entered an Order and Final Judgment approving the Settlement. Among other provisions, the Settlement provides defendants with a release of all claims and involves the creation of a Settlement Fund for class members in the amount of $3.8 million. The majority of the amount was covered under insurance and any out of pocket expenses were immaterial to the Company's consolidated financial statements.

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

        These lawsuits and any other related lawsuits are subject to inherent uncertainties and the actual cost will depend upon many unknown factors. The outcome of any litigation is necessarily uncertain and we could be forced to expend significant resources in the defense of these lawsuits, and we may not prevail.

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

	High	Low
2017
First Quarter	$7.79	$5.13
Second Quarter	$10.44	$6.65
Third Quarter	$15.78	$10.08
Fourth Quarter	$16.24	$12.51

	High	Low
2016
First Quarter	$9.21	$5.16
Second Quarter	$8.69	$5.00
Third Quarter	$7.94	$5.58
Fourth Quarter	$9.35	$4.53

        The closing price for our common stock as reported by the NASDAQ Global Market on February 20, 2018 was $14.84 per share. As of February 20, 2018, there were 24 holders of record of our common stock.

Dividends

        We have never declared or paid any dividends on our capital stock. We currently intend to retain any future earnings to finance our research and development efforts, the further development of our pharmacological chaperone technology and the expansion of our business. We do not intend to declare or pay cash dividends to our stockholders in the foreseeable future.

Recent Sales of Unregistered Securities

        We did not sell any equity securities during the fiscal year ended December 31, 2017 in transactions that were not registered under the Securities Act.

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

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our Common Stock during the year ended December 31, 2017. We have not announced any plans or programs for the repurchase of our Common Stock. However employees surrendered 176,194 shares to the Company, during the year ended December 31, 2017 at a weighted average price of $8.65 per share for the payment of the minimum tax liability withholding obligations upon the vesting of RSUs. We do not consider this a share buyback program.

Item 6.    SELECTED FINANCIAL DATA.

Statement of Operations Data (in thousands except share and per share data)

	2017	2016	2015	2014	2013
Revenue:
Net product sales	$36,930	$4,958	$—	$—	$—
Research revenue	—	—	—	1,224	363

Total revenue	36,930	4,958	—	1,224	363
Total cost of goods sold	6,236	833	—	—	—

Gross Profit	30,694	4,125	—	1,224	363
Operating expenses:
Research and development	149,310	104,793	76,943	47,624	41,944
Selling, general and administrative	88,671	71,151	47,269	20,717	18,893
Changes in fair value of contingent consideration payable	(234,322)	6,760	4,377	100	—
Loss on impairment of assets	465,427	—	—	—	—
Restructuring charges	—	69	15	(63)	1,988
Depreciation and amortization	3,593	3,242	1,833	1,547	1,719

Total operating expenses	472,679	186,015	130,437	69,925	64,544
Loss from operations	(441,985)	(181,890)	(130,437)	(68,701)	(64,181)
Other income (expenses):
Interest income	4,096	1,602	929	223	174
Interest expense	(17,240)	(5,398)	(1,578)	(1,484)	(46)
Change in fair value of warrant liability	—	—	—	—	908
Loss on extinguishment of debt	—	(13,302)	(952)	—	—
Other income (expense)	6,008	(4,793)	(80)	(77)	—

Loss before tax benefit	(449,121)	(203,781)	(132,118)	(70,039)	(63,145)
Income tax benefit	165,119	3,739	—	1,113	3,512

Net loss	$(284,002)	$(200,042)	$(132,118)	$(68,926)	$(59,633)

Net loss per common share — basic and diluted	$(1.85)	$(1.49)	$(1.20)	$(0.93)	$1.16
Weighted-average common shares outstanding — basic and diluted	153,355,144	134,401,588	109,923,815	74,444,157	51,286,059

Balance Sheet Data (in thousands)

	As of December 31,
	2017	2016	2015	2014	2013
Cash and cash equivalents and marketable securities	$358,562	$330,351	$214,033	$169,139	$82,000
Working capital	321,925	229,105	142,985	134,392	77,817
Total assets	627,024	1,036,845	908,384	209,967	127,563
Total liabilities	274,174	676,694	560,550	87,789	81,812
Accumulated deficit	(1,063,610)	(779,608)	(579,566)	(447,448)	(378,522)
Total stockholders' equity	$352,850	$360,151	$347,834	$122,178	$45,751

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a global patient-centric biotechnology company engaged in the discovery, development and commercialization of a diverse set of novel high-quality treatments for patients living with rare metabolic diseases. The cornerstone of the Amicus portfolio is migalastat HCl, an oral precision medicine for people living with Fabry disease who have amenable genetic mutations. Migalastat is currently approved under the trade name GALAFOLD in the European Union, with additional approvals granted and pending in several geographies. For Fabry patients with non-amenable genetic mutations, a novel proprietary enzyme replacement therapy ("ERT") co-formulated with migalastat HCl is currently in late preclinical development.

        The future value driver of the Amicus pipeline is ATB200/AT2221, a novel, late-stage, potential best-in-class treatment paradigm for Pompe disease. ATB200/AT2221 leverages our Chaperone-Advanced Replacement Therapy ("CHART®") platform technology to develop novel ERT products for Pompe disease, Fabry disease, and potentially other lysosomal storage disorders ("LSDs"). We are also investigating preclinical and discovery programs in other rare diseases including cyclin-dependent kinase-like 5 ("CDKL5") deficiency. We believe that our platform technologies and our product pipeline uniquely position us and drive our commitment to advancing and expanding a robust pipeline of cutting-edge, first- or best-in-class medicines for rare metabolic diseases.

        We were previously developing SD-101 in a Phase 3 study as a potential first-to-market therapy for the chronic, rare connective tissue disorder EB. On September 13, 2017, we reported that top-line data from a randomized, double-blind, placebo-controlled Phase 3 clinical study ("ESSENCE" or "SD-005") to assess the efficacy and safety of the novel topical wound-healing agent SD-101 did not meet the primary endpoints or secondary endpoints in participants with EB. We plan to further analyze and share the Phase 3 ESSENCE results with key stakeholders in the EB community including physicians, patient organizations and regulators. In the interim, in consultation with their physicians, participants in the ongoing extension studies (SD-004 and -006) will have the opportunity to continue being treated with SD-101. Based on the top-line data, we have no current plans to invest in any additional clinical studies or commercial preparation activities for SD-101. This event led to the need to assess the carrying amount of the program's tangible and intangible assets against their respective fair values. Based on the assessment, we recognized in the Consolidated Statements of Operations, a loss on impairment of intangible assets in the amount of $463.7 million and $1.7 million in fixed assets recorded within Loss on Impairment of Assets. Since the study did not meet the primary and secondary endpoints, we concluded that we will not make the potential milestone payments indicated in the Asset Purchase Agreement to the former Scioderm holders. Accordingly, we recognized a gain of $254.7 million in Changes in Fair Value of Contingent Consideration Payable in the Consolidated Statements of Operations in the third quarter of 2017. We also recognized in the third quarter of 2017, $0.4 million in selling, general and administrative costs and $8.1 million in research and development expenses related to the wind-down of operations for the Phase 3 ESSENCE study and ongoing extension studies SD-004 and SD-006, as well as income tax benefit of $164.7 million due to the reduction of the deferred tax liability related to Scioderm IPR&D, in the Consolidated Statements of Operations.

        In July 2017, we entered into an underwriting agreement (the "Underwriting Agreement") with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters set forth on Schedule 1 thereto, relating to an underwritten public offering of the our common stock (the "Offering"). Under the terms of this agreement, we issued and sold 21,122,449 shares at a price to the public of $12.25 per share, resulting in gross proceeds of $258.8 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The

Offering closed on July 18, 2017 and we received net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, of $243.0 million.

        On February 15, 2018, we announced the pricing of an underwritten offering of 19,354,839 shares of its common stock at $15.50 per shares, resulting in gross proceeds of $300.0 million, before deducting underwriting discounts and commissions and offering expenses payable by us. The offering closed on February 21, 2018 and we received net proceeds of $282.0 million from the Offering, after deducting underwriting discounts and commissions and offering expenses payable by us. J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC were acting as joint lead book-running managers, Cowen and Leerink Partners were acting as co-book-running managers, and BofA Merrill Lynch was acting as lead co-manager for the offering. We expect to use the net proceeds of the offering for investment in the U.S. and international commercial infrastructure for migalastat HCl, investment in manufacturing capabilities for ATB200, the continued clinical development of its product candidates, research and development expenditures, clinical and pre-clinical trial expenditures, commercialization expenditures and for other general corporate purposes. The securities described above are being offered by us pursuant to a registration statement previously filed with the U.S. Securities and Exchange Commission (the "SEC") on April 29, 2016, which became effective automatically upon the filing thereof.

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

Revenue Recognition

        We recognize revenue when amounts are realized or realizable and earned, which is typically upon receipt by the customer. Revenue is considered realizable and earned when persuasive evidence an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection of the amounts due are reasonably assured and the we have no further performance obligations.

  Net Product Sales

        Our net product sales consist solely of sales of GALAFOLD for the treatment of Fabry disease in the EU. We have recorded revenue on sales where GALAFOLD is available either on a commercial basis or through a reimbursed early access program. Orders for GALAFOLD are generally received from distributors and pharmacies.

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

        The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate (in thousands):

	Years Ended December 31,
	2017	2016	2015
Projects
Third party direct project expenses
Migalastat (Fabry Disease)	$11,107	$14,055	$16,805
SD-101 (EB-Epidermolysis Bullosa)	15,424	9,530	1,240
ATB200 + AT2221 (Pompe Disease)	49,890	20,548	21,003
Fabry CHART (Fabry Disease)	112	435	2,001
CDKL5	427	6,504	11

Total third party direct project expenses	76,960	51,072	41,060

Other project costs (1)
Personnel costs	50,095	36,624	25,659
Other costs (2)	22,255	17,097	10,224

Total other project costs	72,350	53,721	35,883

Total research and development costs	$149,310	$104,793	$76,943

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

        Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending, and enforcing any patent claims or other intellectual property rights. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay, or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of the foregoing variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development, regulatory approval, and commercialization of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those which we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Drug development takes several years and millions of dollars in development costs.

Stock Option Grants

        In accordance with the applicable guidance, we estimate the fair value of each equity award granted. We chose the "straight-line" attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the vesting period of the related awards.

        The Company uses the Black-Scholes option pricing model when estimating the grant date fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was based on our historical volatility since our initial public offering in May 2007. Beginning in the third quarter of 2017, the average expected life was determined using our actual historical data versus a "simplified" method used in prior quarters. The "simplified" method of estimating the expected exercise term uses the mid-point between the vesting date and the end of the contractual term. In earlier quarters, we did not have sufficient reliable exercise data to justify a change from the use of the "simplified" method of estimating the expected exercise term of employee stock option grants. The impact from this change was not material. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical analysis of actual option forfeitures.

        The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended December 31,
	2017	2016	2015
Expected stock price volatility	82.8%	81.3%	75.9%
Risk free interest rate	2.0%	1.5%	1.7%
Expected life of options (years)	6.18	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00

Restricted Stock Units ("RSUs") and Performance-Based Restricted Stock Units

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

        On December 30, 2016, the Compensation Committee approved a form of Performance-Based Restricted Stock Unit Award Agreement (the "Performance-Based RSU Agreement"), to be used for performance-based RSUs granted to participants under the Amended and Restated Amicus Therapeutics, Inc. 2007 Equity Incentive Plan, including named executive officers. Certain awards under the form of Performance-Based RSU Agreement were granted in January 2017. The award includes 401,413 market performance-based restricted stock units ("MPRSUs") granted to executives. Vesting of these awards is contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to a select peer group over the next three years. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (802,826 shares) based on TSR performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term

The awards also includes 401,413 performance based awards that will vest over the next three years based on the Company achieving certain clinical milestones.

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

        On December 15, 2016, we entered into a Note Purchase Agreement ("Note Purchase Agreement") with GCM and RedMile, pursuant to which we agreed to prepay all outstanding principal and accrued and unpaid interest on the notes issued by the Company and held by GCM and Redmile. Such prepayment was made in December, 2016, which resulted in a non-cash loss of $13.3 million and is included as loss on extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2016. The Note Purchase Agreement did not cancel the warrants under the Amended Purchase Agreement described above.

Business Combinations

        We assign fair value to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date of acquired businesses. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and in-process research and development ("IPR&D"). In connection with the purchase price allocations for acquisitions, we estimate the fair value of contingent acquisition consideration payments utilizing a probability-based income approach inclusive of an estimated discount rate.

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

  •
  unpaid salaries, wages and benefits.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

        Revenue.    Net product sales were $36.9 million for GALAFOLD for the year ended December 31, 2017 as compared to $5.0 million for the year ended December 31, 2016. GALAFOLD was approved for sale in the EU in May 2016 and has been approved for pricing and reimbursement in 18 countries, as well as in select other European markets through reimbursed EAPs. We began to recognize revenue in the third quarter of 2016.

        Cost of Goods Sold.    Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net sales was 16.9% for the year ended December 31, 2017 as compared to 16.8% for the year ended December 31, 2016.

        Research and Development Expense.    Research and development expense was $149.3 million in 2017, representing an increase of $44.5 million or 42.5% from $104.8 million in 2016. The increase in research and development costs was primarily due to increases in clinical research and manufacturing costs of $25.9 million, due to the advancement and enrollment of clinical studies and investments in manufacturing, for Pompe of $29.4 million and EB of $5.9 million. Other increases were in personnel costs of $13.5 million.

        Selling, General and Administrative Expense.    Selling, general and administrative expense was $88.7 million in 2017, an increase of $17.5 million or 24.6% from $71.2 million in 2016. The increase in 2017 was primarily from efforts to support the ongoing commercial launch of GALAFOLD.

        Changes in Fair Value of Contingent Consideration Payable.    For the year ended December 31, 2017, we recorded a gain of $234.3 million representing a change of $241.1 million from the $6.8 million of expense for the year ended December 31, 2016. The change in the fair value resulted from a decrease in the change attributable to the Scioderm, Inc. ("Scioderm") contingent consideration of $257.3 million and an increase in the change attributable to the Callidus contingent consideration of $16.2 million. The fair value and change in fair value are impacted by updates to the estimated probability of achievement, assumed timing of milestones and adjustments to the discount periods and rates. The decrease in Scioderm contingent consideration was due to the results announced in September 2017 that the study did not meet the primary endpoints or secondary endpoints in participants, and, as a result, the contingent consideration is no longer payable.

        Loss on Impairment of Assets.    For the year ended December 31, 2017, we recorded $465.4 million as impairment charges to assets, which primarily included $463.7 million in IPR&D. The impairment was assessed after the announcement of the results from the Phase 3 ESSENCE study.

        Depreciation.    Depreciation expense was $3.6 million in 2017, representing an increase of $0.4 million as compared to $3.2 million in 2016. Depreciation was higher due to increased asset acquisitions, resulting in a higher depreciation base in 2016.

        Interest Income.    Interest income was $4.1 million for the year ended December 31, 2017, representing an increase of $2.5 million from $1.6 million for the year ended December 31, 2016. The increase in interest income was due to the overall higher average cash and investment balances as a result of our financing transactions.

        Interest Expense.    Interest expense was $17.2 million in 2017 as compared to $5.4 million in 2016. Interest expense in 2017 reflected a full year interest expense amounts as compared only a partial year interest expense amount in 2016 as the debt was secured in December 2016.

        Loss from Extinguishment of Debt.    For the year ended December 31, 2016, we recognized a non-cash loss of $13.3 million arising from the early extinguishment of the $80 million secured loan in the fourth quarter of 2016. There was no such event in the year ended December 31, 2017.

        Other Income/ expense.    Other income was $6.0 million for the year ended December 31, 2017 as compared to other expense of $4.8 million for the year ended December 31, 2016. The increase was primarily due to unrealized gains on foreign exchange transactions.

        Income Tax Benefit.    For the year ended December 31, 2017, the Company recorded an income tax benefit of $165.1 million, as compared to a benefit of $3.7 million in 2016. The increase was primarily due to the reduction of the deferred tax liability of $164.7 million related to Scioderm IPR&D as a result of the announcement of the Phase 3 ESSENCE study. The Company recorded an income tax benefit of $2.7 million in the Consolidated Statement of Operations, in connection with the reduction in the statutory corporate income tax rate.

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

        Research and Development Expense.    Research and development expense was $104.8 million in 2016, representing an increase of $27.9 million or 36.3% from $76.9 million in 2015. The increase in research and development costs was primarily due to increases in clinical research costs of $11.3 million, due to the advancement and enrollment of clinical studies, primarily for EB program of $8.3 million. Also included in the research and development expenses was $6.5 million which represents expense associated with the acquisition of the CDKL5 asset. Other increases were in personnel costs of $11.0 million.

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

        On February 15, 2018, we announced the pricing of an underwritten offering of 19,354,839 shares of its common stock at $15.50 per shares, resulting in gross proceeds of $300.0 million, before deducting underwriting discounts and commissions and offering expenses payable by us. The offering closed on February 21, 2018 and we received net proceeds of $282.0 million from the Offering, after deducting underwriting discounts and commissions and offering expenses payable by us. J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC were acting as joint lead book-running managers, Cowen and Leerink Partners were acting as co-book-running managers, and BofA Merrill Lynch was acting as lead co-manager for the offering. We expect to use the net proceeds of the offering for investment in the U.S. and international commercial infrastructure for migalastat HCl, investment in manufacturing capabilities for ATB200, the continued clinical development of its product candidates, research and development expenditures, clinical and pre-clinical trial expenditures, commercialization expenditures and for other general corporate purposes.

        In July 2017, the Company entered into an underwriting agreement ("the Underwriting Agreement") with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters set forth on Schedule 1 thereto, relating to an underwritten public offering of the Company's common stock (the "Offering"). Under the terms of the Underwriting Agreement, the Company issued and sold 21,122,449 shares at a price to the public of $12.25 per share, resulting in gross proceeds of $258.8 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering closed on July 18, 2017 and the Company received net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company of $243.0 million.

        In December 2016, we issued $250 million aggregate principal amount of 3.00% unsecured Convertible Senior Notes due 2023 (the "Convertible Notes"), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes bear interest at a fixed rate of 3.00% per year, payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017. The Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. The net proceeds from the Note Offering were $243.0 million, after deducting fees and estimated expenses payable by the Company. The Company also used approximately $13.5 million of the net proceeds from the Note Offering to pay the cost of the capped call transactions ("Capped Call Confirmations") that the Company entered into in connection with the Note Offering.

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

  Cash flows

        As of December 31, 2017, we had cash and cash equivalents and marketable securities of $358.6 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents and marketable securities, refer to "— Note 5. Cash, Money Market Funds and Marketable Securities," in our Notes to Consolidated Financial Statements.

Net Cash Used in Operating Activities

        Net cash used in operations for the year ended December 31, 2017 was $215.5 million. The components of net cash used in operations included the net loss for the year ended December 31, 2017 of $284.0 million, an increase in operating assets of $26.5 million and decrease in deferred reimbursements of $12.6 million. The increase in operating assets was primarily due to the change in prepaid and other current assets of $15.3 million for spending to support commercial activities for GALAFOLD launch and a corresponding increase in accounts receivable by $7.7 million due to commercial sales of GALAFOLD. The decrease in deferred reimbursements was due to milestone payments made to GSK. The net cash used in operations was partially offset by an increase in accounts payable and accrued expenses of $12.6 million, mainly related to program expenses and support for the commercial launch of GALAFOLD.

        Net cash used in operations for the year ended December 31, 2016 was $150.5 million. The components of net cash used in operations included the net loss for the year ended December 31, 2016 of $200.0 million and the increase in operating assets of $6.8 million. The increase in operating assets was primarily driven by increases in inventories of $3.7 and increase in accounts receivable by $1.4 million due to increase in commercial sales. The net cash used in operations was partially offset by an increase in operating liabilities of $7.1 million for the increase in accounts payable and accrued expenses related to program expenses and support for the commercial launch of GALAFOLD.

Net Cash Used in Investing Activities

        Net cash used in investing activities for the year ended December 31, 2017 was $171.2 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash used in investing activities reflects $490.5 million for the purchase of marketable securities, $4.5 million for the acquisition of property and equipment, partially offset by $323.8 million for the sale and redemption of marketable securities.

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

Net Cash Provided by Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2017 was $247.4 million. Net cash provided by financing activities reflects $243.0 million from issuance of common stock, $16.3 million from exercise of stock options, partially offset by $10.0 million from contingent consideration payments, $1.6 million from vesting of RSUs and $0.3 million from payments on capital lease arrangements.

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

        While we generated revenue from product sales in 2017, in the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. We believe that our current cash position, including proceeds from the recent equity offering and expected Galafold revenues, is sufficient to fund ongoing Fabry and Pompe program operations into at least 2021. Potential future business development collaborations, pipeline expansion, and investment in biologics manufacturing capabilities could impact our future capital requirements.

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

        Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, then we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For migalastat in 2017, we incurred $1.1 million of royalty expense under the agreement with MSSM.

        In November 2013, we entered into the Revised Agreement with GlaxoSmithKline ("GSK"), pursuant to which we have obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the earlier agreement entered into between us and GSK in July 2012. Under the terms of the Revised Agreement, there was no upfront payment from us to GSK. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. In addition, because we reacquired worldwide rights to migalastat, we are no longer eligible to receive any milestones or royalties we would have been eligible to receive under the Original Collaboration Agreement. For the year ended December 31, 2017, we incurred approximately $3.9 million of royalty expense under the agreement with GSK.

        As part of the acquisition of Callidus, we will be obligated to make additional payments to the former stockholders of Callidus upon the achievement by the Company of certain clinical milestones of up to $35 million and regulatory approval milestones of up to $105 million as set forth in the merger agreement. We may, at our election, satisfy certain milestone payments identified in the merger agreement aggregating $40 million in shares of our Common Stock (calculated based on a price per share equal to the average of the last closing bid price per share for the Common Stock on The NASDAQ Global Select Market for the ten trading days immediately preceding the date of payment). The milestone payments not permitted to be satisfied in Common Stock (as well as any payments that we are permitted to, but choose not to, satisfy in Common Stock), as a result of the terms of the merger agreement, the rules of The NASDAQ Global Select Market, or otherwise, will be paid in cash. During the second quarter of 2016, we reached the first clinical milestone for Callidus, which was the dosing of the first patient in a Phase 1 or 2 study. The milestone payment for this event was $6.0 million which was paid in the Company's stock during the second quarter of 2016. See "—Note 10. Assets and Liabilities at Fair Value", in our Notes to Consolidated Financial Statements for more details.

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

  Contractual Obligations

        The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2017 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Operating lease obligations (2)	$18,516	$2,762	$5,047	$4,584	$6,123
Capital lease obligations, including interest (3)	490	356	134	—	—
Debt obligations, including interest (4)	295,313	7,500	15,000	15,000	257,813

Total fixed contractual obligations (1)	$314,319	$10,618	$20,181	$19,584	$263,936

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

(2)
Represents the future payments on operating leases for properties at the United States and international locations. For more details, refer to "— Note 12. Leases," in our Notes to Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of December 31, 2017 and 2016.

Recent Accounting Pronouncements

        Please refer to "— Note 2. Summary of Significant Accounting Policies," in our Notes to Consolidated Financial Statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $1.3 million. At December 31, 2017, we held $358.6 million in cash, cash equivalents and available for sale securities and they were all due on demand or within one year. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

        We assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report. This report appears on the following page.

Dated March 1, 2018

/s/ JOHN F. CROWLEY Chairman and Chief Executive Officer	/s/ WILLIAM D. BAIRD III Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Amicus Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

        We have audited Amicus Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the "COSO criteria"). In our opinion, Amicus Therapeutics, Inc. (the Company) maintained, in all material respects, effective control over financial reporting as of December 31, 2017, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Amicus Therapeutics, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018 expressed an unqualified upon thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Consolidated Financial Statements and Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Iselin, New Jersey
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Amicus Therapeutics, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Amicus Therapeutics, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Amicus Therapeutics, Inc. at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified upon thereon.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error of fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error of fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2003.

Iselin, New Jersey
March 1, 2018

Amicus Therapeutics, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$49,060	$187,026
Investments in marketable securities	309,502	143,325
Accounts receivable	9,464	1,304
Inventories	4,623	3,416
Prepaid expenses and other current assets	19,316	4,993

Total current assets	391,965	340,064
Property and equipment, less accumulated depreciation of $12,515 and $12,495 at December 31, 2017 and 2016, respectively	9,062	9,816
In-process research & development	23,000	486,700
Goodwill	197,797	197,797
Other non-current assets	5,200	2,468

Total Assets	$627,024	$1,036,845

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, accrued expenses, and other current liabilities	$53,890	$41,008
Deferred reimbursements, current portion	7,750	13,850
Contingent consideration payable, current portion	8,400	56,101

Total current liabilities	70,040	110,959
Deferred reimbursements	14,156	21,906
Convertible notes	164,167	154,464
Contingent consideration payable	17,000	213,621
Deferred income taxes	6,465	173,771
Other non-current liability	2,346	1,973
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 166,989,790 shares issued and outstanding at December 31, 2017 Common stock, $.01 par value, 250,000,000 shares authorized, 142,691,986 shares issued and outstanding at December 31, 2016	1,721	1,480
Additional paid-in capital	1,400,758	1,120,156
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1,659)	1,945
Unrealized gain/ (loss) on available-for securities	(436)	102
Warrants	16,076	16,076
Accumulated deficit	(1,063,610)	(779,608)

Total stockholders' equity	352,850	360,151

Total Liabilities and Stockholders' Equity	$627,024	$1,036,845

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue:
Net Product Sales	$36,930	$4,958	$—

Total revenue	36,930	4,958	—
Cost of goods sold	6,236	833	—

Gross Profit	30,694	4,125	—
Operating Expenses:
Research and development	149,310	104,793	76,943
Selling, general and administrative	88,671	71,151	47,269
Changes in fair value of contingent consideration payable	(234,322)	6,760	4,377
Loss on impairment of assets	465,427	—	—
Restructuring charges	—	69	15
Depreciation	3,593	3,242	1,833

Total operating expenses	472,679	186,015	130,437
Loss from operations	(441,985)	(181,890)	(130,437)
Other income (expenses):
Interest income	4,096	1,602	929
Interest expense	(17,240)	(5,398)	(1,578)
Loss on extinguishment of debt	—	(13,302)	(952)
Other income (expense)	6,008	(4,793)	(80)

Loss before income tax benefit	(449,121)	(203,781)	(132,118)
Income tax benefit	165,119	3,739	—
Net loss attributable to common stockholders	$(284,002)	$(200,042)	$(132,118)

Net loss attributable to common stockholders per common share — basic and diluted	$(1.85)	$(1.49)	$(1.20)
Weighted-average common shares outstanding — basic and diluted	153,355,144	134,401,588	109,923,815

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(284,002)	$(200,042)	$(132,118)
Other comprehensive gain/ (loss):
Foreign currency translation adjustment	(3,604)	1,945	—
Unrealized (loss)/ gain on available-for-sale securities	(538)	217	17

Other comprehensive (loss)/ income	(4,142)	2,162	17

Comprehensive loss	$(288,144)	$(197,880)	$(132,101)

Amicus Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital		Other Comprehensive Gain/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Warrants
Balance at December 31, 2014	95,556,277	$1,015	$568,743	$—	$(132)	$(447,448)	$122,178

Stock issued from exercise of stock options, net	2,070,300	21	11,165	—	—	—	11,186
Stock issued for Scioderm acquisition	5,921,771	59	82,787	—	—	—	82,846
Stock issued for Callidus acquisition	25,762	—	—	—	—	—	—
Stock issued from financing	19,528,302	195	242,847	—	—	—	243,042
Stock issued from exercise of warrants	1,600,000	16	3,984	—	—	—	4,000
Restricted stock vesting	324,622	—	(2,044)	—	—	—	(2,044)
Warrants issued in debt financing	—	—	—	8,755	—	—	8,755
Stock-based compensation	—	—	9,972	—	—	—	9,972
Unrealized holding loss on available-for-sale securities	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	(132,118)	(132,118)

Balance at December 31, 2015	125,027,034	$1,306	$917,454	$8,755	$(115)	$(579,566)	$347,834
Stock issued from exercise of stock options, net	723,102	7	3,029	—	—	—	3,036
Stock issued from ATM transactions	14,989,027	150	96,918	—	—	—	97,068
Stock issued for MiaMed acquisition	825,603	8	4,599	—	—	—	4,607
Restricted stock tax vesting	268,425	—	(1,282)	—	—	—	(1,282)
Stock issued for contingent consideration	858,795	9	6,106	—	—	—	6,115
Receivable from investor	—	—	932	—	—	—	932
Warrants issued in debt financing	—	—	—	7,321	—	—	7,321
Equity component of the Convertible Notes issuance, net of issuance costs of $2,709	—	—	88,346	—	—	—	88,346
Premium paid for Capped Call Confirmations			(13,450)	—			(13,450)
Stock-based compensation	—	—	17,504	—	—	—	17,504
Unrealized holding gain on available-for-sale securities	—	—	—	—	217	—	217
Foreign currency translation adjustment	—	—	—	—	1,945	—	1,945
Net loss	—	—	—	—	—	(200,042)	(200,042)

Balance at December 31, 2016	142,691,986	$1,480	$1,120,156	$16,076	$2,047	$(779,608)	$360,151
Stock issued from exercise of stock options, net	2,878,681	29	16,272	—	—	—	16,301
Stock issued from equity financing	21,122,449	212	242,825	—	—	—	243,037
Restricted stock tax vesting	296,674	—	(1,596)	—	—	—	(1,596)
Stock-based compensation	—	—	23,101	—	—	—	23,101
Unrealized holding gain on available-for-sale securities	—	—	—	—	(538)	—	(538)
Foreign currency translation adjustment	—	—	—	—	(3,604)	—	(3,604)
Net loss	—	—	—	—	—	(284,002)	(284,002)

Balance at December 31, 2017	166,989,790	$1,721	$1,400,758	$16,076	$(2,095)	$(1,063,610)	$352,850

Amicus Therapeutics, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(284,002)	$(200,042)	$(132,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	9,703	2,689	492
Depreciation	3,593	3,242	1,833
Stock-based compensation	23,101	17,504	9,972
Restructuring charges	—	69	15
Change in fair value of derivative liability	(265)	265	—
Non-cash changes in the fair value of contingent consideration payable	(234,322)	6,760	4,377
Charges to research expense for stock issued in asset acquisition	—	4,607	—
Loss on extinguishment of debt	—	13,302	952
Foreign currency remeasurement (gain) loss	(5,620)	3,660	—
Non-cash deferred taxes and other tax benefits	(167,305)	(3,742)	—
(Gain) Loss on disposal of assets	(8)	17	—
Impairment of IPR&D	465,427	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,725)	(1,419)	—
Inventories	(897)	(3,651)	—
Prepaid expenses and other current assets	(15,329)	(394)	308
Other non-current assets	(2,519)	(1,357)	(666)
Account payable and accrued expenses	12,563	7,131	15,467
Non-current liabilities	720	825	93
Deferred reimbursements	(12,600)	—	(864)

Net cash used in operating activities	(215,485)	(150,534)	(100,139)
Investing activities
Sale and redemption of marketable securities	323,753	221,374	290,129
Purchases of marketable securities	(490,468)	(219,932)	(289,595)
Acquisitions, net of cash acquired	—	—	(141,060)
Purchases of property and equipment	(4,526)	(5,951)	(4,817)

Net cash used in investing activities	(171,241)	(4,509)	(145,343)
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	243,037	97,068	243,042
Payments of secured loan agreement	—	(80,000)	(15,291)
Payment of capital leases	(308)	(193)	—
Purchase of vested restricted stock units	(1,596)	(1,282)	(2,044)
Proceeds from exercise of stock options	16,301	3,036	11,186
Proceeds from exercise of warrants	—	—	4,000
Payment of contingent consideration	(10,000)	(5,000)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	242,536	—
Premiums paid for Capped Call Confirmations	—	(13,450)	—
Proceeds from secured loan agreement	—	30,000	50,000

Net cash provided by financing activities	247,434	272,715	290,893

Effect of exchange rate changes on cash and cash equivalents	1,326	(131)	—

Net (decrease)/ increase in cash and cash equivalents	(137,966)	117,541	45,411
Cash and cash equivalents at beginning of year/ period	187,026	69,485	24,074

Cash and cash equivalents at end of year/period	$49,060	$187,026	$69,485

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$7,424	$2,990	$605
Contingent consideration paid in shares	$—	$6,115	$—
Capital expenditures funded by capital lease borrowings	$—	$944	$—

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements

1. Description of Business

  Corporate Information, Status of Operations, and Management Plans

        Amicus Therapeutics, Inc. (the "Company") is a global patient-centric biotechnology company engaged in the discovery, development and commercialization of a diverse set of novel high-quality treatments for patients living with rare metabolic diseases. The cornerstone of the Amicus portfolio is migalastat HCl, an oral precision medicine for people living with Fabry disease who have amenable genetic mutations. Migalastat is currently approved under the trade name GALAFOLD in the European Union, with additional approvals granted and pending in several geographies. For Fabry patients with non-amenable genetic mutations, a novel proprietary enzyme replacement therapy ("ERT") co-formulated with migalastat HCl is currently in late preclinical development.

        The future value driver of the Amicus pipeline is ATB200/AT2221, a novel, late-stage, potential best-in-class treatment paradigm for Pompe disease. ATB200/AT2221 leverages our Chaperone-Advanced Replacement Therapy ("CHART®") platform technology to develop novel ERT products for Pompe disease, Fabry disease, and potentially other lysosomal storage disorders ("LSDs"). The Company is also investigating preclinical and discovery programs in other rare diseases including cyclin-dependent kinase-like 5 ("CDKL5") deficiency. The Company believes that its platform technologies and its product pipeline uniquely position them and drive their commitment to advancing and expanding a robust pipeline of cutting-edge, first- or best-in-class medicines for rare metabolic diseases.

        The Company was previously developing SD-101 in late-stage development as a potential first-to-market therapy for the chronic, rare connective tissue disorder Epidermolysis Bullosa ("EB"). On September 13, 2017, the Company reported that top-line data from the randomized, double-blind, placebo-controlled Phase 3 clinical study ("ESSENCE" or "SD-005") to assess the efficacy and safety of the novel topical wound-healing agent SD-101 did not meet the primary endpoints or secondary endpoints in participants with EB. The Company plans to further analyze and share the Phase 3 ESSENCE results with key stakeholders in the EB community including physicians, patient organizations and regulators. In the interim, in consultation with their physicians, participants in the ongoing extension studies (SD-004 and -006) will have the opportunity to continue being treated with SD-101. Based on the top-line data, the Company has no current plans to invest in any additional clinical studies or commercial preparation activities for SD-101. This event led the Company to assess the carrying amount of the program's tangible and intangible assets against their respective fair values. Based on the assessment, the Company recognized a loss on impairment of intangible assets in the amount of $463.7 million and $1.7 million in fixed assets recorded within Loss on Impairment of Assets within the Consolidated Statements of Operations. Since the study did not meet the primary and secondary endpoints, the Company has concluded that they will not make the potential milestone payments indicated in the Asset Purchase Agreement to the former Scioderm holders. Accordingly, the Company recognized a gain of $254.7 million in Changes in Fair Value of Contingent Consideration Payable in the third quarter of 2017, in order to decrease the liability to zero. The Company also recognized $0.4 million in selling, general and administrative costs and $8.1 million in research and development expenses related to the wind-down of operations for the Phase 3 ESSENCE study and ongoing extension studies SD-004 and SD-006, as well as income tax benefit of $164.7 million due to the reduction of the deferred tax liability related to Scioderm IPR&D, in the Consolidated Statements of Operations in the third quarter of 2017. See "— Note 4. Goodwill and IPR&D" for more details.

        On February 15, 2018, the Company announced the pricing of an underwritten offering of 19,354,839 shares of its common stock at $15.50 per shares, resulting in gross proceeds of $300.0 million, before deducting underwriting discounts and commissions and offering expenses payable

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

by the Company. The offering closed on February 21, 2018 and the Company received net proceeds of $282.0 million from the Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company. J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC were acting as joint lead book-running managers, Cowen and Leerink Partners were acting as co-book-running managers, and BofA Merrill Lynch was acting as lead co-manager for the offering. The Company expects to use the net proceeds of the offering for investment in the U.S. and international commercial infrastructure for migalastat HCl, investment in manufacturing capabilities for ATB200, the continued clinical development of its product candidates, research and development expenditures, clinical and pre-clinical trial expenditures, commercialization expenditures and for other general corporate purposes.

        In July 2017, the Company entered into an underwriting agreement ("the Underwriting Agreement") with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters set forth on Schedule 1 thereto, relating to an underwritten public offering of the Company's common stock (the "Offering"). Under the terms of the Underwriting Agreement, the Company issued and sold 21,122,449 shares at a price to the public of $12.25 per share, resulting in gross proceeds of $258.8 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering closed on July 18, 2017 and the Company received net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company of $243.0 million. See "— Note 9. Equity" for more details.

        In December 2016, the Company issued $250 million aggregate principal amount of 3.00% unsecured Convertible Senior Notes due 2023 (the "Convertible Notes"), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). Interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017. The Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. The Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of the Company's common stock, par value $0.01 per share ("Common Stock"), or a combination thereof. The net proceeds from the issuance of the Convertible Note offering were $243.0 million, after deducting fees and estimated expenses payable by the Company. In addition, the Company used approximately $13.5 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the capped call transactions ("Capped Call Confirmations") that the Company entered into in connection with the issuance of the Convertible Notes. For additional information, see "— Note 11. Debt Instruments and Related Party Transactions."

        In July 2016, the Company expanded its biologics pipeline with a new preclinical program for CDKL5 deficiency, a rare and devastating genetic neurological disease for which there is no currently approved treatment. The Company has obtained the rights and related intellectual property to a preclinical CDKL5 program through its acquisition of MiaMed, Inc. ("MiaMed"). The aggregate value of the deal was approximately $89.5 million, which included an upfront payment of $6.5 million and Company stock, cash and potential milestones of up to $83.0 million. For additional information, see "— Note 3. Acquisitions".

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The Company had an accumulated deficit of approximately $1.1 billion at December 31, 2017 and anticipates incurring losses through the fiscal year ending December 31, 2018 and beyond. The Company has been able to fund its operating losses to date through stock offering, debt issuances, and payments from partners during the terms of the collaboration agreements and other financing arrangements.

        The current cash position, including proceeds from the recent equity offering and expected Galafold revenues, is sufficient to fund ongoing Fabry and Pompe program operations into at least 2021. Potential future business development collaborations, pipeline expansion, and investment in biologics manufacturing capabilities could impact the Company's future capital requirements.

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

        Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company's balance sheet. Unrealized holding gains and losses are reported within comprehensive income/ (loss) in the statements of comprehensive loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations or other observable inputs. See

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

"— Note 5. Cash, Money Market Funds and Marketable Securities", for a summary of available-for-sale securities as of December 31, 2017 and 2016.

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

        The Company is subject to credit risk from its accounts receivable related to its product sales of GALAFOLD. The Company's accounts receivable at December 31, 2017 have arisen from product sales in the EU. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined and the Company evaluates the creditworthiness of each customer on a regular basis. To date, the Company has not incurred any credit losses.

  Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated over the estimated useful lives of the respective assets, which range from three to five years, or the lesser of the related initial term of the lease or useful life for leasehold improvements.

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

  Revenue Recognition

        The Company recognizes revenue when amounts are realized or realizable and earned, which is typically upon receipt by the customer. Revenue is considered realizable and earned when persuasive evidence an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection of the amounts due are reasonably assured and the Company has no further performance obligations.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

  Inventories and Cost of Goods Sold

        Prior to regulatory approval of GALAFOLD, the Company expensed all manufacturing costs related to GALAFOLD as research and development expense. Upon regulatory approval, the Company began capitalizing costs related to the purchase and manufacture of GALAFOLD.

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

  Contingent Liabilities

        On an ongoing basis, the Company may be involved in various claims, and legal proceedings. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company will accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals will be based on the Company's best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company's operating results.

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

  Interest Income and Interest Expense

        Interest income consists of interest earned on the Company's cash and cash equivalents and marketable securities. Interest expense consists of interest incurred on debt and capital leases.

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

  Other Comprehensive Income/ (Loss)

        Components of other comprehensive income/ (loss) include unrealized gains and losses on available-for-sale securities and gain/ (loss) on foreign currency transactions, and are included in the statements of comprehensive loss.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

  Equity-based Compensation

        At December 31, 2017, the Company had three equity-based employee compensation plans, which are described more fully in "— Note 9. Stockholders' Equity." The Company applies the fair value method of measuring equity-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

  Loss per Common Share

        The Company calculates net loss per share as a measurement of the Company's performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period. The Company had a net loss for all periods presented; accordingly, the inclusion of common stock options, unvested RSUs and warrants would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same. See "— Note 17. Earnings per Share" for further discussion on net loss per share.

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

  Business Combinations

        The Company assigns fair value to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date from acquired businesses. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and in-process research and development ("IPR&D"). In connection with the purchase price allocations for acquisitions, the Company estimates the fair value of contingent payments utilizing a probability-based income approach inclusive of an estimated discount rate.

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

  Recent Accounting Pronouncements

        In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this Update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this Update also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. For public business entities, the amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

        In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. For public business entities, the amendments in Part I of

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

this Update are effective for fiscal years, and years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

        In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Compensation — Stock Compensation. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The ASU is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

        In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

        In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This Accounting Standards Update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements. The Company is currently assessing the impact that this standard will have on its consolidated financial statements and plans to adopt this ASU in the first quarter of 2018 using a modified retrospective approach with any adjustment, if any, to be recorded in retained earnings as January 1, 2018. The Company is completing the assessment of the impact, if any, of the adoption of this standard.

        In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company adopted ASU 2016-09 on January 1, 2017. The adoption resulted in an increase to the Company's NOL and valuation allowance by $4.0 million, however there was no impact on Retained earnings and the classification of excess tax benefits on the statement of cash flows for prior periods have not been adjusted. In connection with the adoption of ASU 2016-9, the Company has decided to continue its current policy and estimate forfeitures and adjust the estimate when it is likely to change. This election will have no impact on the Company's consolidated financial statements

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires the recognition of lease assets and lease liabilities on the balance sheet for all lease obligations and disclosing key information about leasing arrangements. This update requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous generally accepted accounting principles. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

        In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01). ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 will be effective beginning in the first quarter of 2018. We will adopt this ASU in the first quarter of 2018. We expect the implementation of this standard to have no impact on our Consolidated Financial Statements and related disclosures, as the Company does not have equity investments and liabilities with credit risk and the guidance relating to deferred tax assets is currently in place at Amicus even prior to the adoption of the ASU.

        In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requiring companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. For public business entities, the guidance is effective for financial statements issued for annual periods beginning after 15 December 2016, and interim periods within those annual periods. The Company adopted this guidance as of January 1, 2017 and the adoption did not have a material impact on its consolidated financial statements.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers which along with amendments issued in 2015 and 2016, will replace substantially all current US GAAP guidance on this topic and eliminate industry-specific guidance. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance permits two methods of adoption: full retrospective method (retrospective application to each prior reporting period presented) or modified retrospective method (retrospective application with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures). The Company has elected to adopt the new standard using the modified retrospective approach. ASU 2014-09 is effective for the Company during the first quarter of 2018.

        The Company's implementation plan included a phased project plan, an understanding of the new standard and its requirements, assessment of the Company's revenue streams and specific contracts in the streams. Additionally, the Company continues to monitor modifications, clarifications and interpretations issued by the FASB that may impact its assessment. While the Company performed a detailed review of representative contracts and assessed the potential impacts the standard may have on previously reported revenues and future revenues, the Company is finalizing its assessment of the adoption of the new standard.

        Based on the adoption of the ASU 2014-09, the Company identified two revenue streams: sales to distributors and pharmacies. The timing of revenue recognition and treatment of contract costs remains unchanged under the new standard. As such, the Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

        The Company does expect the adoption of the new standard to impact its financial reporting disclosures and internal controls over financial reporting. The Company has developed implementation controls that allow the Company to properly and timely adopt the new revenue accounting standard on its effective date.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

  Acquisition of Scioderm, Inc.

        In September 2015, the Company acquired Scioderm Inc., ("Scioderm"), a privately-held biopharmaceutical company focused on developing innovative therapies for treating the rare disease EB. The acquisition potentially leveraged the Scioderm development team's EB expertise with the Company's global clinical infrastructure to advance SD-101 toward regulatory approvals and the Company's commercial, patient advocacy, and medical affairs infrastructure to support a successful global launch. The acquisition of Scioderm was accounted for as a purchase of a business in accordance with ASC 805 Business Combinations.

        At the end of the first quarter of 2017, the Company achieved 100% enrollment in the Phase 3 clinical study of SD-101 and the milestone payment of $10 million due for this event, was paid in April 2017. On September 13, 2017, the Company reported that top-line data from the randomized, double-blind, placebo-controlled Phase 3 clinical study (ESSENCE, SD-005) to assess the efficacy and safety of the novel topical wound-healing agent SD-101 did not meet the primary endpoints or secondary endpoints in participants with EB. Based on these top-line data, the Company has no current plans to invest in any additional clinical studies or commercial preparation activities for SD-101. For additional information, see "— Note 1. Description of Business." The associated impairment of Scioderm IPR&D is discussed in "— Note 4. Goodwill and Intangible Assets."

        For additional information, see "— Note 4. Goodwill and Intangible Assets."

  Acquisition of Callidus Biopharma, Inc.

        In November 2013, the Company acquired Callidus a privately-held biologics company focused on developing best-in-class ERTs for LSDs with its lead ERT ATB200 for Pompe disease in late preclinical development. The acquisition of the Callidus assets and technology complements Amicus' CHART® platform for the development of next generation ERTs.

        The fair value of the contingent acquisition consideration payments was estimated by applying a probability-based income approach utilizing an appropriate discount rate. Key assumptions include discount rate and various probability factors. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Some of the more significant assumptions used in the valuation include (i) the probability and timing related to the achievement of certain developmental milestones and (ii) and the discount rate. See "— Note 10. Assets and Liabilities Measured at Fair Value", for additional discussion regarding fair value measurements of the contingent acquisition consideration payable. The Company determined the fair value of the contingent consideration to be $25.4 million at December 31, 2017, of which $8.4 million is payable over the next twelve months and $17.0 million is payable beyond the next twelve months, resulting in an increase in the contingent consideration payable and related expense of $15.7 million in the year ended December 31, 2017. The expense is recorded in the Consolidated Statement of Operations within the changes in fair value of contingent consideration line item.

        For further information, see "— Note 4. Goodwill and Intangible Assets."

4. Goodwill and Intangible Assets

        In connection with the acquisitions, the Company initially recognized IPR&D of $486.7 million and goodwill of $197.8 million. Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts.

        Goodwill and intangible assets are assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. As discussed in "— Note 1. Description of Business", in September 2017, the Company reported that top-line data from the randomized, double-blind, placebo-controlled Phase 3 clinical study (ESSENCE, SD-005) to assess the efficacy and safety of the novel topical wound-healing agent SD-101 did not meet the primary endpoints or secondary endpoints in participants with EB. This event led to an assessment to determine if an impairment had occurred for goodwill and IPR&D. Based on tests for impairment, the Company determined that IPR&D had been impaired, however goodwill was not impaired based on qualitative and market capitalization tests performed. The loss on impairment of IPR&D is recorded within Loss on Impairment of Assets within the Consolidated Statements of Operations.

        The following table represents the changes in IPR&D for the year ended December 31, 2017:

(in millions)
Balance at December 31, 2016	$486.7
Impairment in IPR&D related to Scioderm	(463.7)

Balance at December 31, 2017	$23.0

        The following table represents the changes in Goodwill for the year ended December 31, 2017:

(in millions)
Balance at December 31, 2016	$197.8
Change in goodwill	—

Balance at December 31, 2017	$197.8

5. Cash, Money Market Funds and Marketable Securities

        As of December 31, 2017, the Company held $49.1 million in cash and cash equivalents and $309.5 million of available-for-sale securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized gains and losses are reported within accumulated other comprehensive income/ (loss) in the statements of comprehensive loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, only temporary impairment adjustments have been recorded.

        The Company regularly invests excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated as many of these securities are either government backed or of the highest credit rating. Investments that have original maturities or greater than 3 months but less than 1 year are classified as

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

short-term and investments with maturities that are greater than 1 year are classified as long-term. As of December 31, 2017, all the investments were classified as short-term on the Company's Consolidated Balance Sheets.

        The Company transacts business in various foreign countries and therefore, is subject to risk of foreign currency exchange rate fluctuations. As such, in June 2016 the Company entered into a forward contract to economically hedge transactional exposure associated with commitments arising from trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. The Company does not designate these forward contracts as hedging instruments under applicable accounting guidance and, therefore, changes in fair value are recorded within other income (expense) in the Consolidated Statements of Operations, with the corresponding liability in current liabilities on the Consolidated Balance Sheet. For the years ended December 31, 2017 and 2016, we recognized a loss of $0.2 million and $0.3 million, respectively, related to the foreign currency forward contract not designated as hedging instruments in other expense in the Consolidated Statements of Operations. For the year ended December 31, 2016, the Company also recognized a corresponding liability of $0.3 million as other current liability in the Consolidated Balance Sheets. As the forward contract settled in June 2017, there was no liability for the year ended December 31, 2017.

        Cash and available for sale securities consisted of the following as of December 31, 2017 and December 31, 2016 (in thousands):

	As of December 31, 2017
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$49,060	$—	$—	$49,060
Corporate debt securities, current portion	199,314	1	(303)	199,012
Commercial paper	79,878	—	(75)	79,803
Asset-backed securities	30,346	—	(59)	30,287
Money market	350	—	—	350
Certificate of deposit	50	—	—	50

	$358,998	$1	$(437)	$358,562

Included in cash and cash equivalents	$49,060	$—	$—	$49,060
Included in marketable securities	309,938	1	(437)	309,502

Total cash and marketable securities	$358,998	$1	$(437)	$358,562

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

	As of December 31, 2016
	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash balances	$187,026	$—	$—	$187,026
Corporate debt securities, current portion	74,564	2	(31)	74,535
Commercial paper	68,258	132	—	68,390
Money market	350	—	—	350
Certificate of deposit	50	—	—	50

	$330,248	$134	$(31)	$330,351

Included in cash and cash equivalents	$187,026	$—	$—	$187,026
Included in marketable securities	143,222	134	(31)	143,325

Total cash and marketable securities	$330,248	$134	$(31)	$330,351

        For the years ended December 31, 2017 and 2016, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.

        Unrealized loss positions in the available for sale securities as of December 31, 2017 and December 31, 2016 reflect temporary impairments that have been in a loss position for less than twelve months and as such are recognized in other comprehensive gain/ (loss). The fair value of these available for sale securities in unrealized loss positions was $295.1 million and $58.7 million as of December 31, 2017 and 2016, respectively.

        The Company holds available-for-sale investment securities which are reported at fair value on the Company's balance sheet. Unrealized gains and losses are reported within accumulated other comprehensive income ("AOCI") in the statements of comprehensive loss.

6. Inventories

        Inventories consist of work in process and finished goods related to the manufacture of GALAFOLD. The following table summarizes the components of inventories at December 31, 2017 (in thousands):

	December 31, 2017	December 31, 2016
Work-in-process	$3,843	$3,308
Finished goods	780	108

Total inventories	$4,623	$3,416

        Inventory manufactured prior to approval was expensed to research and development. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on projected sales activity, as well as product shelf-life. In evaluating the recoverability of inventories produced, the Company considers the probability that revenue will be obtained from the future sale of the related inventory. Inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged. In such instances, a full reserve would be taken against such inventory. Expired inventory is disposed of and the related costs are recognized as cost of product sales in the consolidated statement of operations. There have been no write-downs of inventory from the time inventory was first capitalized nor have any inventory reserves been recorded to date.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

7. Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Property and equipment consist of the following:
Computer equipment	$3,746	$3,511
Computer software	1,236	1,347
Research equipment	6,379	7,465
Furniture and fixtures	2,992	3,018
Leasehold improvements	7,193	6,970
Construction in progress	31	—

	21,577	22,311
Less accumulated depreciation	(12,515)	(12,495)

	$9,062	$9,816

        Depreciation expense was $3.6 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively, and includes depreciation expenses related to capital lease obligations.

8. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Accounts payable	$7,867	$12,905
Accrued professional fees	5,845	5,079
Accrued contract manufacturing & contract research costs	4,632	8,042
Accrued compensation and benefits	19,620	9,686
Accrued facility costs	1,665	1,740
Accrued program fees	5,707	—
Foreign currency forward contract	—	265
Capital lease, short term portion	307	283
Royalties payable	2,529	510
Accrued interest	313	208
Accrued other	5,405	2,290

	$53,890	$41,008

9. Stockholders' Equity

  Common Stock and Warrants

        As of December 31, 2017, the Company was authorized to issue 250 million shares of common stock. Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        As discussed in "— Note 1. Business," On February 15, 2018, the Company announced the pricing of an underwritten offering of 19,354,839 shares of its common stock at $15.50 per shares, resulting in gross proceeds of $300.0 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering closed on February 21, 2018 and the Company received net proceeds of $282.0 million from the Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering is expected to close on February 21, 2018, subject to customary closing conditions. J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC were acting as joint lead book-running managers, Cowen and Leerink Partners were acting as co-book-running managers, and BofA Merrill Lynch was acting as lead co-manager for the offering.

        As discussed in "— Note 1. Business," in July 2017, the Company entered into the Underwriting Agreement with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters set forth on Schedule 1 thereto, relating to the Offering. Under the terms of the Underwriting Agreement, the Company issued and sold 21,122,449 shares at a price to the public of $12.25 per share, resulting in gross proceeds of $258.8 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering closed on July 18, 2017 and the Company received net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company of $243.0 million.

        As discussed in "— Note 11. Debt Instruments and Related Party Transactions", in December 2016, the Company issued $250 million aggregate principal amount of 3.0% unsecured Convertible Senior Notes due 2023 (the "Convertible Notes), in a private offering. The Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. The Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of the Company's common stock, par value $0.01 per share ("Common Stock"), or a combination thereof. Prior to the close of business on the business day immediately preceding September 15, 2023, the Notes are convertible at the option of the holders of the Notes only under certain conditions. On or after September 15, 2023, until the close of business on the second business day immediately preceding the maturity date, holders of the Notes may convert their Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at the Company's election. The conversion rate will initially be 163.3987 shares of Common Stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $6.12 per share of Common Stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events.

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

        As discussed in "— Note 11. Debt instruments and Related Party Transactions," the Company issued approximately 1.8 million and 1.3 million of warrants in February 2016 and June 2016, respectively. The closing balance of the warrants was $16.1 million as of December 31, 2016 and is recorded within equity on the Consolidated Balance Sheets.

        As discussed in "— Note 3. Acquisitions, in July 2016, the Company entered into an Agreement and Plan of Merger (the "MiaMed Agreement") with MiaMed. Under the terms of the MiaMed

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

        The following table summarizes the deferred compensation amounts under the Deferral Plan as of December 31, 2017 and 2016, respectively (in thousands):

	Year ended December 31,
	2017	2016
Deferred compensation investment	$2,248	$1,469
Deferred compensation liability	$2,258	$1,479
Investment income	$66	$34
Unrealized gain	$92	$32

        Deferral Plan investment assets are classified as trading securities and are recorded at fair value with changes in the investments' fair value recognized in AOCI in the period they occur. Deferred compensation liability amounts under the Deferral Plan are included in other long-term liabilities.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

        As of December 31, 2017, the Company has reserved up to 7,855,550 shares for issuance under the Plan and the 2007 Director Plan.

  Stock Option Grants

        The Company adopted the fair value method of measuring stock-based compensation, using the fair value of each equity award granted. The Company chose the "straight-line" attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the vesting period of the related awards.

        The Company uses the Black-Scholes option pricing model when estimating the grant date fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was based on our historical volatility since our initial public offering in May 2007. Beginning in the third quarter of 2017, the average expected life was determined using our actual historical data versus a "simplified" method used in prior quarters. The "simplified" method of estimating the expected exercise term uses the mid-point between the vesting date and the end of the contractual term. In earlier quarters, we did not have sufficient reliable exercise data to justify a change from the use of the "simplified" method of estimating the expected exercise term of employee stock option grants. The impact from this change was not material. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.

        The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Years Ended December 31,
	2017	2016	2015
Expected stock price volatility	82.8%	81.3%	75.9%
Risk free interest rate	2.0%	1.5%	1.7%
Expected life of options (years)	6.18	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00

        The weighted average grant-date fair value per share of options granted during 2017, 2016 and 2015 were $5.09, $5.28 and $7.51, respectively.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2014	10,020.7	$5.02
Granted	3,917.2	$11.61
Exercised	(2,070.3)	$5.43
Forfeited	(138.4)	$7.76

Options outstanding, December 31, 2015	11,729.2	$7.11
Granted	5,114.1	$7.67
Exercised	(723.1)	$4.20
Forfeited	(622.7)	$8.62

Options outstanding, December 31, 2016	15,497.5	$7.37
Granted	3,695.3	$7.17
Exercised	(2,878.7)	$5.67
Forfeited	(1,133.0)	$9.55

Options outstanding, December 31, 2017	15,181.1	$7.48	7.2 years	$105.8

Vested and unvested expected to vest, December 31, 2017	14,398.5	$7.45	7.1 years	$100.9
Exercisable at December 31, 2017	7,985.6	$7.05	6.0 years	$59.1

        The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $20.8 million, $2.6 million and $14.7 million respectively. Cash proceeds from stock options exercised during the years ended December 31, 2017, 2016, and 2015 were $16.3 million, $3.0 million, and $11.2 million, respectively. As of December 31, 2017, the total unrecognized compensation cost related to non-vested stock options granted was $31.9 million and is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units ("RSUs") and Performance-Based Restricted Stock Units

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        A summary of non-vested RSU activity under the Plan for the year ended December 31, 2017 is as follows:

	Number of Share	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2015	478.5	$10.38
Granted	582.7	$6.21
Vested	(281.9)	$8.73
Forfeited	(34.9)	$7.71

Non-vested units as of December 31, 2016	744.4	$7.86
Granted	2,348.7	$5.69
Vested	(318.2)	$9.23
Forfeited	(199.8)	$6.24

Non-vested units as of December 31, 2017	2,575.1	$5.85	2.47	$37.1

        On December 30, 2016, the Compensation Committee approved a form of Performance-Based Restricted Stock Unit Award Agreement (the "Performance-Based RSU Agreement"), to be used for performance-based RSUs granted to participants under the Amended and Restated Amicus Therapeutics, Inc. 2007 Equity Incentive Plan, including named executive officers. Certain awards under the form of Performance-Based RSU Agreement were granted in January 2017. The table above includes 401,413 market performance-based restricted stock units ("MPRSUs") granted to executives. Vesting of these awards is contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to a select peer group over the next three years. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (802,826 shares) based on TSR performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated fair value per share of the MPRSUs was $8.08 and was calculated using a Monte Carlo simulation model. The table above also includes 401,413 performance based awards that will vest over the next three years based on the Company achieving certain clinical milestones.

        For the year ended December 31, 2017, 0.3 million of the RSUs vested and all non-vested units are expected to vest over their normal term. As of December 31, 2017, there was $11.4 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of 2.47 years.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

  Compensation Expense Related to Equity Awards

        The following table summarizes the equity-based compensation expense recognized in the statements of operations (in thousands):

	Years Ended December 31,
	2017	2016	2015
Equity compensation expense recognized in:
Research and development expense	$10,328	$8,071	$4,600
Selling, general and administrative expense	12,773	9,433	5,372

Total equity compensation expense	$23,101	$17,504	$9,972

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

        A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2017 are identified in the following table (in thousands):

	Level 2	Total
Assets:
Commercial paper	$79,803	$79,803
Asset-back securities	30,287	30,287
Corporate debt securities	199,012	199,012
Money market funds	2,598	2,598

	$311,700	$311,700

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$25,400	$25,400
Deferred compensation plan liability	2,258	—	2,258

	$2,258	$25,400	$27,658

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

        See "— Note 11. Debt Instruments and Related Party Transactions" for the carrying amount and estimated fair value of the Company's Convertible Notes due in 2023. The Company did not have any Level 3 assets as of December 31, 2017 or 2016. The Company did not have any transfers between the Levels during the year ended December 31, 2017 and December 31, 2016.

  Cash, Money Market Funds and Marketable Securities

        The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2017. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2017.

  Contingent Consideration Payable

        As discussed in "— Note 1. Business," on September 13, 2017, the Company reported that top-line data from the randomized, double-blind, placebo-controlled Phase 3 clinical study (ESSENCE, SD-005) to assess the efficacy and safety of the novel topical wound-healing agent SD-101 did not meet the primary endpoints or secondary endpoints in participants with EB. Based on these top-line data, the Company has no current plans to invest in any additional clinical studies or commercial preparation activities for SD-101. As such, the contingent consideration related to Scioderm is no longer payable as of September 30, 2017.

        The contingent consideration payable resulted from the acquisition of Callidus, as discussed in "— Note 3. Acquisitions." The most recent valuation was determined using a probability weighted discounted cash flow valuation approach. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

applied. The valuation is performed quarterly. Gains and losses are included in the statement of operations.

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

        As discussed in "— Note 1. Business," on September 13, 2017, the Company reported that top-line data from the randomized, double-blind, placebo-controlled Phase 3 clinical study (ESSENCE, SD-005) to assess the efficacy and safety of the novel topical wound-healing agent SD-101 did not meet the primary endpoints or secondary endpoints in participants with EB. Based on these top-line data, the Company has no current plans to invest in any additional clinical studies or commercial preparation activities for SD-101. As such, the contingent consideration related to Scioderm is no longer payable as of September 30, 2017.

        On February 7, 2018, the Company announced positive results from the global Phase 1/2 clinical study (ATB200-02) to investigate ATB200/AT2221 in patients with Pompe disease. As a result of these positive results, the probability of success of ATB200 was increased to 71%-100% at December 31, 2017, which drove the increase in fair value of the liability. With these data, the Company plans to continue a series of collaborative discussions with regulators in the US and EU. This event was considered in the calculation of the Contingent Consideration as of December 31, 2017.

        The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB-200 Pompe program:

Contingent Consideration Liability	Fair value as of December 31, 2017	Valuation Technique	Unobservable Input	Range
			Discount rate	11.5%
Clinical and regulatory milestones	$25.0 million	Probability weighted discounted cash flow	Probability of achievement of milestones	71.0% - 100.0%
			Projected year of payments	2018 - 2022

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

        The following table shows the change in the balance of contingent consideration payable for the year ended December 31, 2017 and 2016, respectively (in thousands):

	Year ended December 31,
	2017	2016
Balance, beginning of the period	$269,722	$274,077
Payment of contingent consideration in cash	(10,000)	(5,000)
Payment of contingent consideration in stock	—	(6,115)
Unrealized change in fair value change during the period, included in Statement of Operations	(234,322)	6,760

Balance, end of the period	$25,400	$269,722

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

11. Debt Instruments and Related Party Transactions

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

December 2016 Note Purchase Agreement

        On December 15, 2016, the Company entered into a Note Purchase Agreement ("Note Purchase Agreement") with GCM and RedMile, pursuant to which the Company agreed to prepay all outstanding principal and accrued and unpaid interest on the notes issued by the Company and held by GCM and Redmile. Such prepayment was made in December, 2016. The Note Purchase Agreement did not cancel the warrants, under the Amended Purchase Agreement. The net loss on extinguishment of the debt was $13.3 million and is included as loss on extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2016.

2016 Convertible Debt

        In December, 2016, the Company issued at par value $250 million aggregate principal amount of unsecured Convertible Senior Notes due 2023 (the "Convertible Notes"), which included the exercise in full of the $25 million over-allotment option granted to the initial purchasers of the Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017. The Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

accordance with their terms. The Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of the Company's common stock or a combination thereof and may be settled as described below. The net proceeds from the Note Offering were $243.0 million, after deducting fees and estimated expenses payable by the Company. In addition, the Company used approximately $13.5 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the capped call transactions ("Capped Call Confirmations") that the Company entered into in connection with the issuance of the Convertible Notes.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The last reported sale price of the Company's Common Stock was equal to or more than 130% of the conversion price of the Convertible Notes for at least 20 trading days of the 30 consecutive trading days ending on the last day of the fourth quarter of 2017. As a result, the Convertible Notes are currently convertible into the Company's Common stock as discussed above.

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The Convertible Notes consist of the following as of December 31, 2017 and 2016 (In thousands):

Liability component	2017	2016
Principal	$250,000	$250,000
Less: debt discount (1)	(81,566)	(90,807)
Less: deferred financing (1)	(4,267)	(4,729)

Net carrying value of the debt	$164,167	$154,464

(1)
Included in the Consolidated Balance Sheets within Convertible Senior Notes (due 2023) and amortized to interest expense over the remaining life of the Convertible Senior Notes using the effective interest rate method.

        The fair value of the debt at December 31, 2017 was approximately $633.4 million.

        The following table sets forth total interest expense recognized related to the Convertible Notes for the year ended December 31, 2017 and 2016 (In thousands):

Components	2017	2016
Contractual interest expense	$7,528	$208
Amortization of deferred financing	470	26
Amortization of debt discount	9,241	248

Total	$17,239	$482

Effective interest rate of the liability component	10.85%	10.85%

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

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        The following table contains information about our current significant leased properties as of December 31, 2017:

Location	Approximate Square Feet	Use	Lease expiry date
Cranbury, New Jersey	90,000	Office and laboratory	September 2025
Durham, North Carolina	5,603	Office	June 2018
Buckinghamshire, United Kingdom	9,821	Office	September 2020
Munich, Germany	4,751	Office	April 2022

        In addition to the above, we also maintain small offices in the Italy, France, Netherlands, Spain, Japan, Canada and Denmark. We believe that our current office and laboratory facilities are adequate and suitable for our current and anticipated needs. We believe that, to the extent required, we will be able to lease or buy additional facilities at commercially reasonable rates.

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

        At December 31, 2017, aggregate annual future minimum lease payments under these leases are as follows:

(in thousands)	2018	2019	2020	2021	2022 and beyond	Total
Minimum lease payments	$2,762	$2,575	$2,472	$2,240	$8,467	$18,516

        Rent expense, including fees for utilities and common area maintenances for the years ended December 31, 2017, 2016 and 2015 were $3.9 million, $3.5 million and $2.6 million, respectively.

  Capital Leases

        In 2016, the Company purchased equipment of approximately $0.9 million through financing arrangements. These financing arrangements include interest of approximately 0.2-5.7%, and lease terms of 36-48 months.

        At December 31, 2017, aggregate annual future minimum lease payments under these leases, including interest, are as follows (in thousands):

Years ending December 31:
2018	$356
2019	134
2020	—
2021	—
2022 and beyond	—

Total principal obligation	$490

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

13. Income Taxes

        For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$(440,696)	$(174,913)	$(123,697)
Foreign	(8,425)	(28,868)	(8,421)

Total	$(449,121)	$(203,781)	$(132,118)

        Following were the components of income tax expense (benefit) for the years ending December 31, 2017 and December 31, 2016:

	2017	2016	2015
Current:
State	$9	$7	$—
Foreign	2,276	—	—
Deferred
Federal	(150,015)	(1,101)	—
State	(17,389)	(2,645)	—

Total	$(165,119)	$(3,739)	$—

        A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Years Ended December 31,
	2017	2016	2015
Statutory rate	(34)%	(34)%	(34)%
State taxes, net of federal benefit	(5)	(5)	(5)
Permanent adjustments	(1)	3	2
Contingent consideration	(18)	—	—
R&D credit	(2)	(3)	(3)
Foreign income tax rate differential	5	2	1
Impact of 2017 Act	27	—	—
Other	5	(1)	2
Valuation allowance	(14)	36	37

Net	(37)%	(2)%	(0)%

        On December 22, 2017, the US government enacted the Tax Act. The Tax Act significantly revises US tax law by, among other provisions, lowering the US federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions.

        ASC 740, Income Taxes requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Act's

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

provisions, the SEC staff issued SAB 118, which allows companies to record the tax effects of the Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment. The Tax Act did not have a material impact on the Company's financial statements because its deferred temporary differences are fully offset by a valuation allowance and the Company does not have any significant offshore earnings from which to record the mandatory transition tax. The Company recorded an income tax benefit of $2.7 million in the Consolidated Statement of Operations, in connection with the reduction in the statutory corporate income tax rate. The Company operates in a consolidated loss position in its foreign operations, and does not have a one-time tax on accumulated earnings of foreign subsidiaries.

        However, given the significant complexity of the Tax Act, anticipated guidance from the US Treasury about implementing the Tax Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Act, these estimates may be adjusted during the measurement period. The Company continues to analyze the changes in certain income tax deductions, assess calculations of earnings and profits in certain foreign subsidiaries, including if those earnings are held in cash or other assets, and gather additional data to compute the full impacts on the Company's deferred and current tax assets and liabilities.

        For the year ended December 31, 2017, the Company recorded an income tax benefit of $164.7 million due to the reduction of the deferred tax liability related to Scioderm IPR&D as a result of the announcement of the Phase 3 ESSENCE study.

        The Company recorded income tax expense of $2.3 million in 2017 for taxes in foreign and state jurisdictions.

        The Company did not recognize interest or penalties related to income tax during the period ended December 31, 2017 and did not accrue for interest or penalties as of December 31, 2017. The Company does not have an accrual for uncertain tax positions as of December 31, 2017. Tax returns for all years 2010 and thereafter are subject to future examination by tax authorities.

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

        Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	For Years Ended December 31,
	2017	2016
Deferred tax assets
Intellectual property	$44,573	$95,956
Amortization/depreciation	3,082	1,781
Research tax credit	43,382	32,851
Net operating loss carry forwards	221,912	223,758
Deferred revenue	6,158	14,281
Non-cash stock issue	10,751	11,649
Others	7,328	3,358

Gross deferred tax assets	337,186	383,634
Deferred tax liabilities
Business acquisition	(6,465)	(173,771)
Royalty payable	(44,573)	(96,829)
Convertible notes	(18,991)	(29,845)
Advanced R&D payments	(3,069)	—

Total net deferred tax asset	264,088	83,189
Less valuation allowance	(270,553)	(256,960)

Net deferred tax liability	$(6,465)	$(173,771)

        The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2017 and 2016, the Company recorded valuation allowances of $270.6 million and $257.0 million, respectively, representing an increase in the valuation allowance of $13.6 million in 2017 due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years. The deferred tax liability related to business acquisitions pertains to the basis difference in IPR&D acquired by the Company. The Company's policy is to record a deferred tax liability related to acquired IPR&D that may eventually be realized either upon amortization of the asset when the research is completed and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful.

        As of December 31, 2017, the Company had federal, state, and foreign net operating loss carry forwards ("NOLs") of approximately $777.6 million, $781.8 million, and $47.1 million, respectively. The federal carry forward will expire in 2030 through 2037. Most of the state carry forwards generated prior to 2009 have expired through 2016. The remaining state carry forwards including those generated in 2010 through 2017 will expire in 2030 through 2037. The foreign NOLs have indefinite expiration. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Code as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past, and could occur again in the future As a result of these ownership changes, Section 382 places an annual limitation on the amount of NOLs that can be utilized to offset future taxable income each year, which is based on the value of the company at the change date. This limitation could result in expiration of those carry forwards before utilization. In general, an ownership

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

change, as defined by Section 382, results from transactions that increase the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. The Company completed a detailed study of its cumulative ownership changes for 2017 and determined that in 2017, there was no ownership change in excess of 50%; therefore there was no write-down to net realizable value of the federal NOLs and research and development credits subject to the 382 limitations.

        We also have research and experimentation and orphan drug credit carryforwards of approximately $35.2 million and $8.2 million, respectively, which will expire in the years 2023 through 2037. Deferred tax assets for these carryforwards are subject to a full valuation allowance.

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

        Under its license agreements, if the Company owes royalties on net sales for one of its products to more than one of the above licensors, then the Company has the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For migalastat, in 2017, the Company incurred $1.1 million of royalty expense under the agreement with MSSM.

        The Company's rights with respect to these agreements to develop and commercialize migalastat may terminate, in whole or in part, if the Company fails to meet certain development or commercialization requirements or if the Company does not meet its obligations to make royalty payments.

15. Collaborative Agreements

  GSK

        In November 2013, Amicus entered into the Revised Agreement with GSK, pursuant to which Amicus has obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the earlier agreement entered into between Amicus and GSK in July 2012. Under the terms of the

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

Revised Agreement, there was no upfront payment from Amicus to GSK. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. For the year ended December 31, 2017, the Company incurred approximately $3.9 million of royalty expenses under the revised agreement with GSK.

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

        As a result, the Company no longer recognized any of the upfront license fees and premiums on the equity purchase from GSK until such time as the arrangement consideration becomes fixed or determinable, because an indeterminable amount may ultimately be payable back to GSK. These amounts (the balance of the unrecognized upfront license fee and the premium on the equity purchases) are classified as deferred reimbursements on the balance sheet. As of December 31, 2017, the Company recognized a liability of $21.9 million as deferred reimbursements, in addition to $1.3 million related to milestone payable to GSK in accounts payable, accrued expenses, and other current liabilities in the Consolidated Balance Sheets.

        The recognition of Research Revenue was also affected by the determination that the overall total arrangement consideration was no longer fixed and determinable, despite the fact that the research

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

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

16. Earnings per Share

        The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share (in thousands except share amounts):

	Years Ended December 31,
Historical	2017	2016	2015
Numerator:
Net loss attributable to common stockholders	$(284,002)	$(200,042)	$(132,118)

Denominator:
Weighted average common shares outstanding — basic and diluted	153,355,144	134,401,588	109,923,815

        Dilutive common stock equivalents would include the dilutive effect of common stock options, convertible debt units, RSUs and warrants for common stock equivalents. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect. For the year ended 2017 there was 40.9 million potential common shares outstanding as a result of the convertible debt that was excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive.

        The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands):

	Year ended December 31,
	2017	2016	2015
Options to purchase common stock	15,181	15,528	11,729
Convertible debt	40,850	40,850	—
Outstanding warrants, convertible to common stock	3,110	3,110	1,350
Unvested restricted stock units	2,575	744	479
Vested restricted stock units, unissued	50	—	—

Total number of potentially issuable shares	61,766	60,232	13,558

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

17. Commitments and Contingencies

        Since October 1, 2015, three purported securities class action lawsuits were filed in the United States District Court for New Jersey, naming as defendants the Company, its Chairman and Chief Executive Officer, and in one of the actions, its Chief Medical Officer. The lawsuits alleged violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to the regulatory approval path for migalastat. The plaintiffs sought, among other things, damages for purchasers of the Company's Common Stock during different periods, all of which fall between March 19, 2015 and October 1, 2015. On May 26, 2016, the Court consolidated these lawsuits into a single action entitled In re Amicus Therapeutics, Inc. Shareholder Litigation (C.A. # 3:15-cv-07350) and appointed a lead plaintiff. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 11, 2016. On August 25, 2016, the Company and other defendants filed a motion to dismiss in response to the Consolidated Amended Class Action Complaint. This motion to dismiss was fully briefed on October 28, 2016. Before the motion was decided, the lead plaintiff and defendants entered into a Stipulation and Agreement of Settlement dated April 14, 2017. Thereafter, on June 29, 2017, the Court entered an order granting preliminary approval of the Settlement. On November 9, 2017, the Court conducted a fairness hearing and on November 15, 2017, entered an Order and Final Judgment approving the Settlement. Among other provisions, the Settlement provides defendants with a release of all claims and involves the creation of a Settlement Fund for class members in the amount of $3.8 million. The majority of the amount was covered under insurance and any out of pocket expenses were immaterial to the Company's consolidated financial statements.

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

        These lawsuits and any other related lawsuits are subject to inherent uncertainties and the actual cost will depend upon many unknown factors. The outcome of any litigation is necessarily uncertain and we could be forced to expend significant resources in the defense of these lawsuits, and we may not prevail.

18. Subsequent Events

        On February 15, 2018, the Company announced the pricing of an underwritten offering of 19,354,839 shares of its common stock at $15.50 per shares, resulting in gross proceeds of $300.0 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering closed on February 21, 2018 and the Company received net proceeds of $282.0 million from the Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company. J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC were acting as joint lead book-running managers, Cowen and Leerink Partners were acting as

Amicus Therapeutics, Inc.

Notes To Consolidated Financial Statements — (Continued)

co-book-running managers, and BofA Merrill Lynch was acting as lead co-manager for the offering. The Company expects to use the net proceeds of the offering for investment in the U.S. and international commercial infrastructure for migalastat HCl, investment in manufacturing capabilities for ATB200, the continued clinical development of its product candidates, research and development expenditures, clinical and pre-clinical trial expenditures, commercialization expenditures and for other general corporate purposes. The securities described above are being offered by the Company pursuant to a registration statement previously filed with the U.S. Securities and Exchange Commission (the "SEC") on April 29, 2016, which became effective automatically upon the filing thereof.

19. Selected Quarterly Financial Data (Unaudited — in thousands except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2017
Net loss	$(54,992)	$(48,136)	$(111,666)	$(69,208)
Basic and diluted net loss per common share (1)	$(0.39)	$(0.34)	$(0.69)	$(0.42)
2016
Net loss	$(43,691)	$(51,050)	$(46,654)	$(58,647)
Basic and diluted net loss per common share (1)	(0.35)	(0.40)	(0.33)	(0.41)

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The information required by this section which includes the "Management's Report on Consolidated Financial Statements and Internal Control over Financial Reporting" and the "Report of Independent Registered Public Accounting Firm" are incorporated by reference from "Item 8. Financial Statements and Supplementary Data."

Item 9B.    OTHER INFORMATION.

        None.

 PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive proxy statement for our 2018 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

        3.     Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
2.1	Agreement and Plan of Merger, dated November 19, 2013, by and among Amicus Therapeutics, Inc., CB Acquisition Corp., Callidus BioPharma, Inc., and Cuong Do	Form 8-K	2/12/2014	2.1
+2.2	Agreement and Plan of Merger, dated August 30, 2015, by and among the Registrant, Titan Merger Sub Corp. and Scioderm, Inc.	Form 8-K	9/3/15	2.1
2.3	Amendment to Agreement and Plan of Merger, dated September 30, 2015, by and among the Registrant, Titan Merger Sub Corp. and Scioderm, Inc.	Form 8-K	9/30/15	2.2
+2.4	Agreement and Plan of Merger, dated July 5, 2016, by and among MiaMed, Inc., the Registrant and Minervas Merger Sub, Inc.	Form 8-K	7/6/16	2.1
3.1	Restated Certificate of Incorporation of the Registrant.	Form 10-K	2/28/12	3.1
3.2	Restated By-laws of the Registrant.	S-1/A (333-141700)	4/27/07	3.4
3.3	Certificate of Amendment to the Registrant's Restated Certificate of Incorporation, as amended.	Form 8-K	6/10/2015	3.1
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1 (333-141700)	3/30/07	4.1
4.2	Third Amended and Restated Investor Rights Agreement, dated as of September 13, 2006, as amended	S-1 (333-141700)	3/30/07	4.2
4.4	Form of Warrant, issued on October 1, 2015	Form 8-K	10/1/15	4.1
4.5	Form of Warrant to Purchase Common Stock	Form 8-K	2/22/16	4.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
4.6	Form of Warrant to Purchase Common Stock	Form 8-K	7/1/16	4.1
4.7	Form of Indenture	Form S-3ASR	4/29/16	4.7
4.8	Indenture, dated December 21, 2016, by and between the Registrant and Wilmington Trust, National Association	Form 8-K	12/21/16	4.1
*10.1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333-141700)	4/27/07	10.1
+10.2	Amended and Restated License Agreement, dated October, 31, 2008, by and between the Registrant and Mount Sinai School of Medicine of New York University	Form 10-K	2/6/09	10.3
+10.3	License Agreement, dated as of June 26, 2003, by and between the Registrant and University of Maryland, Baltimore County, as amended	S-1 (333-141700)	3/30/07	10.4
+10.4	Exclusive License Agreement, dated as of June 8, 2005, by and between the Registrant and Novo Nordisk, A/S	S-1 (333-141700)	3/30/07	10.5
10.6	Form of Director and Officer Indemnification Agreement	S-1 (333-141700)	3/30/07	10.17
*10.7	Amended and Restated 2007 Director Option Plan and form of option agreement	Form 8-K	6/18/10	10.2
*10.8	2007 Employee Stock Purchase Plan	S-1/A (333-141700)	5/17/07	10.24
*10.11	Management Bonus Program Summary	Form 8-K	6/9/16	10.1
*10.12	Letter Agreement, dated as of May 10, 2010 by and between the Registrant and Ken Valenzano	Form 10-K	3/4/11	10.32
*10.14	Letter Agreement, dated as of January 3, 2011 by and between the Registrant and Enrique Dilone	Form 10-K	3/4/11	10.34
10.15	Lease Agreement dated August 16, 2011 between the Registrant and Cedar Brook 3 Corporate Center, L.P.	Form 8-K	8/16/11	10.1
*10.18	Letter Agreement, dated as of June 5, 2013 by and between the Registrant and Jeffrey P. Castelli	Form 10-Q	8/7/13	10.6
*10.19	Letter Agreement, dated as of June 5, 2013 by and between the Registrant and Jayne Gershkowitz	Form 10-Q	8/7/13	10.7

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
10.20	Securities Purchase Agreement, dated November 20, 2013 by and among the Company and the purchasers identified therein	Form 8-K	11/20/13	10.1
10.21	Credit and Security Agreement, by and between MidCap Funding III, LLC, as administrative agent, the Lenders listed in the Credit Facility Schedule thereto, the Registrant, and Callidus Biopharma, Inc., dated as of December 27, 2013	Form 8-K	12/30/13	10.1
+10.23	Second Restated Agreement, dated November 19, 2013 by and between the Registrant and Glaxo Group Limited	Form 10-K	3/3/14	10.46
*10.24	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	7/2/14	10.1
10.25	Amendment No.1 to the Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/16/14	10.1
*10.26	Employment Agreement dated April 23, 2014, between the Registrant and John F. Crowley	Form 8-K	4/25/14	10.1
*10.27	Employment Agreement dated April 23, 2014, between the Registrant and William D. Baird, III	Form 8-K	4/25/14	10.2
*10.28	Employment Agreement dated April 23, 2014, between the Registrant and Bradley L. Campbell	Form 8-K	4/25/14	10.3
*10.29	Employment Agreement dated April 23, 2014, between the Registrant and Jay Barth, M.D.	Form 10-Q	5/5/14	10.6
*10.30	Letter Agreement dated April 24, 2014, between the Registrant and Julie Yu	Form 10-Q	5/5/14	10.7
*10.31	Letter Agreement dated April 30, 2014, between the Registrant and Daphne Quimi	Form 10-Q	5/5/14	10.8
*10.32	Amended and Restated 2007 Equity Incentive Plan	Form 8-K	6/13/16	10.1
*10.33	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/28/16	10.1
*10.34	Employment Agreement dated December 17, 2015 between the Registrant and Hung Do	Form 10-K	2/29/16	10.37

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
*10.35	Employment Agreement dated December 17, 2015 between the Registrant and Dipal Doshi	Form 10-K	2/29/16	10.38
*10.36	Amendment No. 1 to the Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/16/14	10.1
10.37	First Amendment to Credit and Security Agreement by and between MidCap Funding III, LLC, as administrative agent, the Lenders listed in the Credit Facility Schedule thereto, the Registrant, and Callidus Biopharma, Inc., dated as of April 27, 2015.	Form 8-K	4/28/15	10.1
10.38	Note and Warrant Purchase Agreement by and among the Registrant and the purchasers identified on the signature pages thereto, dated October 1, 2015	Form 8-K	10/1/15	10.1
10.39	First Amendment to Lease, dated September 9, 2015, by and between Cedar Brook 3 Corporate Center, L.P. and the Registrant	Form 8-K	9/14/15	10.1
10.40	Sales Agreement, dated February 26, 2016, by and between the Registrant and Cowen and Company, LLC	Form 8-K	2/26/16	10.1
*10.41	Retention Bonus Letter, dated March 10, 2016, by and between the Registrant and Jay Barth, M.D.	Form 8-K	3/15/16	10.1
10.42	Note and Warrant Purchase Agreement by and among the Registrant and the purchasers identified on the signature pages thereto, dated February 19, 2016.	Form 8-K	2/22/16	10.1
10.43	Joinder to and Amendment of Note and Warrant Purchase Agreement by and among Amicus Therapeutics, Inc., Amicus Therapeutics UK Limited, Amicus Therapeutics International Holding LTD and the purchasers identified on the signature pages thereto, dated as of June 30, 2016	Form 8-K	7/1/16	10.2
*10.44	Amendment No. 1 to the Amended and Restated Amicus Therapeutics, Inc. 2007 Equity Incentive Plan	Form 8-K	7/29/16	10.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
*10.45	Secondment Letter, dated August 22, 2016 by and between the Registrant and Bradley Campbell	Form 8-K	8/23/16	10.1
10.46	Base Capped Call Transaction, dated December 15, 2016, by and between the Registrant and Goldman, Sachs & Co.	Form 8-K	12/21/16	10.1
10.47	Base Capped Call Transaction, dated December 15, 2016, by and between the Registrant and JPMorgan Chase Bank, National Association	Form 8-K	12/21/16	10.2
10.48	Base Capped Call Transaction, dated December 15, 2016, by and between the Registrant and Royal Bank of Canada	Form 8-K	12/21/16	10.3
10.49	Additional Capped Call Transaction, dated December 19, 2016, by and between the Registrant and Goldman, Sachs & Co.	Form 8-K	12/21/16	10.4
10.50	Additional Capped Call Transaction, dated December 19, 2016, by and between the Registrant and JPMorgan Chase Bank, National Association	Form 8-K	12/21/16	10.5
10.51	Additional Capped Call Transaction, dated December 19, 2016, by and between the Registrant and Royal Bank of Canada	Form 8-K	12/21/16	10.6
10.52	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and P Redmile Ltd.	Form 8-K	12/21/16	10.7
10.53	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Capital Offshore Fund, Ltd.	Form 8-K	12/21/16	10.8
10.54	Note Purchase Agreement, dated December 15, 2016, by among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Capital Offshore Fund II, Ltd.	Form 8-K	12/21/16	10.9

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
10.55	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Special Opportunities Fund, Ltd.	Form 8-K	12/21/16	10.10
10.56	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Capital Fund, LP	Form 8-K	12/21/16	10.11
10.57	Note Purchase Agreement, dated December 15, 2016, by and between Amicus Therapeutics International Holding LTD and GCM Grosvenor Special Opportunities Master Fund, Ltd.	Form 8-K	12/21/16	10.12
*10.58	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 8-K	12/30/16	10.1
21	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
101	The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.				X

+
Confidential treatment has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*
Indicates management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2018.

AMICUS THERAPEUTICS, INC. (Registrant)
By:	/s/ John F. Crowley John F. Crowley Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Crowley (John F. Crowley)	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
/s/ William D. Baird III (William D. Baird III)	Chief Financial Officer (Principal Financial Officer)	March 1, 2018
/s/ Daphne Quimi (Daphne Quimi)	Sr. Vice President, Finance (Principal Accounting Officer)	March 1, 2018
/s/ Robert Essner (Robert Essner)	Director	March 1, 2018
/s/ Donald J. Hayden (Donald J. Hayden)	Director	March 1, 2018
/s/ Ted W. Love, M.D. (Ted W. Love, M.D.)	Director	March 1, 2018
/s/ Margaret G. McGlynn, R.Ph. (Margaret G. McGlynn, R.Ph.)	Director	March 1, 2018

Signature	Title	Date

/s/ Michael G. Raab (Michael G. Raab)	Director	March 1, 2018
/s/ Glenn Sblendorio (Glenn Sblendorio)	Director	March 1, 2018
/s/ Craig Wheeler (Craig Wheeler)	Director	March 1, 2018