Form 10-Q
period 2018-03-31
AMICUS THERAPEUTICS INC
filed 2018-05-09
CIK 1178879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-33497

Amicus Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0869350
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1 Cedar Brook Drive, Cranbury, NJ	08512
(Address of Principal Executive Offices)	(Zip Code)

(609) 662-2000

Registrant’s Telephone Number, Including Area Code

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒ The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of April 30, 2018 was 188,471,407 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended March 31, 2018

We have filed applications to register certain trademarks in the United States and abroad, including AMICUS THERAPEUTICS AND DESIGN, AMICUS ASSIST AND DESIGN, CHART AND DESIGN, AT THE FOREFRONT OF THERAPIES FOR RARE AND ORPHAN DISEASES, HEALING BEYOND DISEASE, OUR GOOD STUFF and GALAFOLD and design.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements are all statements, other than statements of historical facts, that discuss our current expectation and projections relating to our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” the negatives thereof and other words and terms of similar meaning, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct.  You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•                                     the progress and results of our clinical trials of our drug candidates;

•                                     the cost of manufacturing drug supply for our clinical and preclinical studies, including the cost of manufacturing Pompe Enzyme Replacement Therapy (“ERT”);

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

•                                     fluctuations in foreign currency exchange rates; and

•                                     changes in accounting standards.

In light of these risks and uncertainties, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.  Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

You should read this Quarterly Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 completely and with the understanding that our actual future results may be materially different from what we expect. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

PART I.          FINANCIAL INFORMATION

Item 1.            Consolidated Financial Statements and Notes

Amicus Therapeutics, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$114,322	$49,060
Investments in marketable securities	448,198	309,502
Accounts receivable	10,836	9,464
Inventories	8,070	4,623
Prepaid expenses and other current assets	10,607	19,316
Total current assets	592,033	391,965
Investments in marketable securities	42,673	—
Property and equipment, less accumulated depreciation of $13,461 and $12,515 at March 31, 2018 and December 31, 2017, respectively	8,910	9,062
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	5,592	5,200
Total Assets	$870,005	$627,024

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and other current liabilities	$43,678	$53,890
Deferred reimbursements	7,750	7,750
Derivative liability	80,577	—
Contingent consideration payable	8,700	8,400
Total current liabilities	140,705	70,040
Deferred reimbursements	14,156	14,156
Convertible notes	166,768	164,167
Contingent consideration payable	17,800	17,000
Deferred income taxes	6,465	6,465
Other non-current liability	2,494	2,346
Total liabilities	348,388	274,174
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 250,000,000 shares authorized 187,972,218 and 166,989,790 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,929	1,721
Additional paid-in capital	1,621,479	1,400,758
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(3,847)	(1,659)
Unrealized loss on available-for-sale securities	(877)	(436)
Warrants	16,076	16,076
Accumulated deficit	(1,113,143)	(1,063,610)
Total stockholders’ equity	521,617	352,850
Total Liabilities and Stockholders’ Equity	$870,005	$627,024

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue:
Net product sales	$16,696	$4,169
Cost of goods sold	2,615	775
Gross Profit	14,081	3,394
Operating Expenses:
Research and development	40,798	30,876
Selling, general and administrative	27,396	19,132
Changes in fair value of contingent consideration payable	1,100	4,578
Depreciation	969	823
Total operating expenses	70,263	55,409
Loss from operations	(56,182)	(52,015)
Other income (expense):
Interest income	1,737	759
Interest expense	(4,488)	(4,290)
Change in fair value of derivatives	4,861	—
Other income	2,764	610
Loss before income tax	(51,308)	(54,936)
Income tax benefit (expense)	1,392	(56)
Net loss attributable to common stockholders	$(49,916)	$(54,992)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.28)	$(0.39)
Weighted-average common shares outstanding — basic and diluted	175,977,700	142,770,629

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(49,916)	$(54,992)
Other comprehensive (loss) gain:
Foreign currency translation loss	(1,805)	(458)
Unrealized (loss) gain on available-for-sale securities	(441)	83
Other comprehensive loss	$(2,246)	$(375)
Comprehensive loss	$(52,162)	$(55,367)

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(49,916)	$(54,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	2,601	2,403
Depreciation	969	823
Stock-based compensation	7,478	6,030
Change in fair value of derivatives	(4,861)	(163)
Non-cash changes in the fair value of contingent consideration payable	1,100	4,578
Foreign currency remeasurement gain	(2,957)	(604)
Non-cash deferred taxes	—	49
Changes in operating assets and liabilities:
Accounts receivable	(1,047)	(512)
Inventories	(3,253)	(243)
Prepaid expenses and other current assets	10,875	(5,846)
Other non-current assets	(383)	(458)
Account payable and accrued expenses	(10,347)	(1,271)
Non-current liabilities	220	363
Net cash used in operating activities	$(49,521)	$(49,843)
Investing activities
Sale and redemption of marketable securities	121,226	69,443
Purchases of marketable securities	(303,010)	(161,123)
Capital expenditures	(819)	(732)
Net cash used in investing activities	$(182,603)	$(92,412)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	294,584	—
Payment of capital leases	(71)	(71)
Purchase of vested restricted stock units	(1,912)	(261)
Proceeds from exercise of stock options	3,978	265
Payment of deferred financing fees	—	(28)
Net cash provided by financing activities	$296,579	$(95)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	$860	$80
Net increase (decrease) in cash and cash equivalents and restricted cash	65,315	(142,270)
Cash and cash equivalents and restricted cash at beginning of period	$51,237	$187,413
Cash and cash equivalents and restricted cash at end of period	$116,552	$45,143
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$12	$12
Capital expenditures, unpaid	$142	$—

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Amicus Therapeutics, Inc. (the “Company”) is a global patient-centric biotechnology company engaged in the discovery, development and commercialization of a diverse set of novel treatments for patients living with rare metabolic diseases. The cornerstone of the Company’s portfolio is migalastat HCl, an oral precision medicine for people living with Fabry disease who have amenable genetic mutations. Migalastat is currently approved under the trade name GALAFOLD in the European Union and Japan, with additional approvals granted and applications pending in several geographies. During the first quarter of 2018, the Company announced that Japan’s Ministry of Health, Labour and Welfare approved GALAFOLD for the treatment of patients, aged 16 and older, with a confirmed diagnosis of Fabry disease and an amenable mutation. GALAFOLD is the first and only oral precision medicine approved for the treatment of Fabry disease in Japan.

The lead biologics program of the Company’s pipeline is Advanced and Targeted GAA (AT-GAA, also known as ATB200/AT2221), a novel, clinical-stage, potential best-in-class treatment paradigm for Pompe disease. The Company’s Chaperone-Advanced Replacement Therapy (“CHART®”) platform technology is leveraged to develop novel Enzyme Replacement Therapy (“ERT”) products for Pompe disease, Fabry disease, and potentially in the future other lysosomal storage disorders (“LSDs”). The Company is also investigating preclinical and discovery programs in other rare diseases including cyclin-dependent kinase-like 5 (“CDKL5”) deficiency. The Company believes that its platform technologies and its product pipeline uniquely positions it and drive its commitment to advancing and expanding a robust pipeline of cutting-edge, first- or best-in-class medicines for rare metabolic diseases.

During the first quarter of 2018, the Company issued 20,239,839 shares of its common stock through an underwritten offering resulting in net proceeds of $294.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company expects to use the net proceeds of the offering for investment in the United States (“U.S.”) and international commercial infrastructure for migalastat HCl, investment in manufacturing capabilities for the ERT ATB200, the continued clinical development of its product candidates, research and development expenditures, clinical and pre-clinical trial expenditures, commercialization expenditures and for other general corporate purposes. For additional information, see “— Note 6. Stockholders’ Equity.”

The Company had an accumulated deficit of approximately $1.1 billion as of March 31, 2018 and anticipates incurring losses through the fiscal year ending December 31, 2018 and beyond. The Company has been able to fund its operating losses to date through stock offerings; debt issuances, payments from partners during the terms of the collaboration agreements, and other financing arrangements.

The current cash position, including proceeds from the recent equity offering and expected Galafold revenues, is sufficient to fund ongoing Fabry and Pompe program operations into at least 2021. Potential future business development collaborations, pipeline expansion, and investment in biologics manufacturing capabilities could impact the Company’s future capital requirements.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  For a complete description of the Company’s accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition, to be cash equivalents. Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company’s consolidated balance sheet. Unrealized holding gains and losses are reported within comprehensive income (loss) in the statements of comprehensive loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations or other observable inputs.

Restricted cash consists primarily of funds held to satisfy the requirements of certain agreements that are restricted in their use and is included in non-current assets on the Company’s consolidated balance sheet.

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

The Company is subject to credit risk from its accounts receivable related to its product sales of GALAFOLD. The Company’s accounts receivable at March 31, 2018 have arisen from product sales in the EU. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined and the Company evaluates the creditworthiness of each customer on a regular basis. To date, the Company has not incurred any credit losses.

Revenue Recognition

The Company’s net product sales consist of sales of GALAFOLD for the treatment of Fabry disease primarily in the European Union. The Company has recorded revenue on sales where GALAFOLD is available either on a commercial basis or through a reimbursed early access program. Orders for GALAFOLD are generally received from pharmacies and the ultimate payor is typically a government authority.

The Company recognizes revenue when its performance obligations to its customers have been satisfied, which occurs at a point in time when the pharmacies or distributors obtain control of GALAFOLD. The transaction price is determined based on fixed consideration in the Company’s customer contracts and is recorded net of estimates for variable consideration, which are third party discounts and rebates. The identified variable consideration is recorded as a reduction of revenue at the time revenues from sales of GALAFOLD are recognized. The Company recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period.  These estimates may differ from actual consideration received. The Company evaluates these estimates each reporting period to reflect known changes.

The Company elected the portfolio approach practical expedient in applying ASC Topic 606 to its identified revenue streams.  Contracts within each revenue stream have similar characteristics and the Company believes this approach would not differ materially from applying ASC Topic 606 to each individual contract.

Recent Accounting Developments - Guidance Adopted in 2018

ASU 2018-02 — In February 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU No. 2018-02”). Prior to ASU No. 2018-02, U.S. GAAP required the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income. As a result, such items, referred to as stranded tax effects, did not reflect the appropriate tax rate. Under ASU No. 2018-02, entities are permitted, but not required, to reclassify from accumulated other comprehensive income to retained earnings those stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new standard effective January 1, 2018. As a result of the adoption, the Company reclassified a gain of $383,000 from the foreign currency translation adjustment in accumulated other comprehensive loss to accumulated deficit in the consolidated balance sheet as of March 31, 2018.

ASU 2017-09 — In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASU 2017-09. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 and as the Company did not have any modification of awards, the adoption of the standard did not have a material impact on its consolidated financial statements.

ASU 2017-01— In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This ASU clarifies the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments in ASU 2017-01 are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively as of the beginning of the period of adoption. The Company adopted ASU 2017-01 on January 1, 2018 and as the Company did not have any acquisitions or dispositions in 2018, the adoption of the standard did not have a material impact on its consolidated financial statements.

ASU 2016-18 — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The amendments of ASU 2016-18 require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of ASU 2016-18 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted the guidance in ASU 2016-18 effective January 1, 2018. In connection with the adoption of the standard, the Company applied the guidance retrospectively which resulted in an increase in cash flows from operations of $1,000 on the statement of cash flows for the three months ended March 31, 2017.

ASU 2016-16— In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset, other than inventory. The amendments in ASU 2016-16 are effective for public business entities for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted ASU 2016-16 on January 1, 2018 and there was no material impact from the adoption.

ASU 2016-01— In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to measure equity investments without readily determinable fair values at either fair value or at cost adjusted for changes in observable prices minus impairment. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 is effective beginning in the first quarter of 2018 and the Company adopted it in the first quarter of 2018. There was no impact on the Company’s consolidated financial statements and related disclosures upon adoption, as the Company does not have equity investments or liabilities with credit risk. In addition, the guidance relating to deferred tax assets did not result in a change in accounting treatment for the Company.

ASU 2014-09— In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which along with amendments issued in 2015 and 2016, replaced substantially all current U.S. GAAP guidance on this topic and eliminated industry-specific guidance. The new revenue recognition standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Effective January 1, 2018, the Company adopted the new revenue recognition standard using the modified retrospective approach and applied this approach only to contracts that were not completed as of January 1, 2018. The timing of revenue recognition and treatment of contract costs remains unchanged under the new revenue recognition standard. As such, the adoption of the new revenue recognition standard did not have a material impact on its consolidated financial statements. The information presented for the periods prior to January 1, 2018 has not been restated and is reported under the accounting standard in effect for those periods.

Recent Accounting Developments - Guidance Not Yet Adopted

ASU 2017-12— In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The amendments in ASU 2017-12 better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in ASU 2017-12 also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. For public business entities, the amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

ASU 2017-11— In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of ASU 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. Part II of ASU 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. For public business entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years beginning after December 15, 2018.  Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

ASU 2017-08— In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). The amendments in ASU 2017-08 shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

ASU 2017-04— In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. A public business entity that is a U.S. SEC filer should adopt ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

ASU 2016-02— In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet for all lease obligations and disclosing key information about leasing arrangements. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 will be effective for the Company for all annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Note 3.  Cash, Cash Equivalents, Marketable Securities and Restricted Cash

As of March 31, 2018, the Company held $114.3 million in cash and cash equivalents and $490.9 million of available-for-sale debt securities which are reported at fair value on the Company’s consolidated balance sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income (loss) in the statements of comprehensive loss. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. For the first quarter of 2018, only temporary impairment adjustments have been recorded.

The Company regularly invests excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds, both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated as many of these securities are either government backed or of the highest credit rating. Investments that have original maturities greater than 3 months but less than 1 year are classified as current, while investments that have maturities greater than 1 year are classified as long-term.

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of March 31, 2018
(in thousands)	Cost	Gross unrealized Gain	Gross unrealized Loss	Fair Value
Cash and cash equivalents	$114,327	$—	$(5)	$114,322
Corporate debt securities, current portion	278,281	8	(509)	277,780
Corporate debt securities, non-current portion	30,400	1	(56)	30,345
Commercial paper	122,029	—	(169)	121,860
Asset backed securities	47,924	—	(96)	47,828
Certificates of deposit	12,759	—	(51)	12,708
Money market	350	—	—	350
	$606,070	$9	$(886)	$605,193
Included in cash and cash equivalents	$114,327	$—	$(5)	$114,322
Included in marketable securities, current and non-current	491,743	9	(881)	490,871
Total cash, cash equivalents and marketable securities	$606,070	$9	$(886)	$605,193

	As of December 31, 2017
(in thousands)	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents	$49,060	$—	$—	$49,060
Corporate debt securities, current portion	199,314	1	(303)	199,012
Commercial paper	79,878	—	(75)	79,803
Asset-backed securities	30,346	—	(59)	30,287
Money market	350	—	—	350
Certificates of deposit	50	—	—	50
	$358,998	$1	$(437)	$358,562
Included in cash and cash equivalents	$49,060	$—	$—	$49,060
Included in marketable securities	309,938	1	(437)	309,502
Total cash, cash equivalents and marketable securities	$358,998	$1	$(437)	$358,562

For the three months ended March 31, 2018 and the fiscal year ended December 31, 2017, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available-for-sale debt securities as of March 31, 2018 and December 31, 2017 reflect temporary impairments that have been in a loss position for less than twelve months and as such are recognized in other comprehensive gain (loss). The fair value of these available-for-sale debt securities in unrealized loss positions was $478.4 million and $295.1 million as of March 31, 2018 and December 31, 2017, respectively.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016

Cash and cash equivalents	$114,322	$49,060	$44,755	$187,026
Restricted cash	2,230	2,177	388	387
Cash and cash equivalents and restricted cash shown in the statement of cash flows $ 1,791	$116,552	$51,237	$45,143	$187,413

Note 4.   Inventories

Inventories consist of work in process and finished goods related to the manufacture of GALAFOLD.  The following table summarizes the components of inventories:

(in thousands)	March 31, 2018	December 31, 2017
Work-in-process	$7,205	$3,843
Finished goods	865	780
Total inventories	$8,070	$4,623

Note 5.   Debt

Convertible Notes due 2023

In December 2016, the Company issued at par value $250 million aggregate principal amount of unsecured Convertible Senior Notes due 2023 (the “Convertible Notes”), which included the exercise in full of the $25 million over-allotment option granted to the initial purchasers of the Convertible Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “Note Offering”). Interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017. The

Convertible Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. The Convertible Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of the Company’s common stock or a combination thereof. The net proceeds from the Note Offering were $243.0 million, after deducting fees and estimated expenses payable by the Company. In addition, the Company used approximately $13.5 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the capped call transactions (“Capped Call Confirmations”) that the Company entered into in connection with the issuance of the Convertible Notes. In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components based on their relative values. The Convertible Notes are initially convertible into approximately 40,849,675 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 163.3987 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $6.12 per share of common stock, subject to adjustment under certain conditions. The last reported sale price of the Company’s common stock was equal to or more than 130% of the conversion price of the Convertible Notes for at least 20 trading days of the 30 consecutive trading days ending on the last day of the second quarter. As a result, the Convertible Notes are currently convertible into the Company’s common stock.

As further described in “—Note 6. Stockholders’ Equity,” on February 15, 2018, the Company entered into an underwriting agreement relating to an underwritten public offering of 19,354,839 shares of the Company’s common stock. Under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days after February 16, 2018, to purchase up to an additional 2,903,225 shares of the Company’s common stock, which was exercised with respect to 885,000 shares of the Company’s common stock.

Subsequent to the underwritten public offering on February 15, 2018, the Company did not have sufficient unissued authorized shares to cover a conversion of the Convertible Notes. As a result, the Company accounted for the portion of the bifurcated conversion feature and of the Capped Call Confirmations that would not be able to be net share settled as a current derivative liability and as a derivative asset, respectively. The fair value of the derivative liability for the conversion feature and derivative asset for the Capped Call Confirmations at February 15, 2018 was determined to be $507.4 million and $13.6 million, respectively, of which the portion that was determined to not be able to be net share settled was recorded with a corresponding impact to additional-paid-in-capital.  Subsequent changes to fair value of the derivatives were recorded through earnings on the Company’s consolidated statements of operations resulting in a change in fair value of derivatives for the three months ended March 31, 2018 of $4.9 million.  As of March 31, 2018, the Company recorded the fair value of the derivative liability of $80.6 million as a current liability and the fair value of the Capped Call Confirmation of $2.2 million as a current asset within Other Current Assets on the consolidated balance sheets.

The Convertible Notes consist of the following (in thousands):

Liability component	March 31, 2018	December 31, 2017
Principal	$250,000	$250,000
Less: debt discount (1)	(79,095)	(81,566)
Less: deferred financing(1)	(4,137)	(4,267)
Net carrying value of the debt	$166,768	$164,167

(1) Included in the consolidated balance sheets within convertible notes and amortized to interest expense over the remaining life of the convertible notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the Convertible Notes for the three months ended March 31, 2018 and 2017, respectively:

	Three Months ended March 31,
Components (In thousands)	2018	2017
Contractual interest expense	$1,887	$1,887
Amortization of debt discount	2,472	2,261
Amortization of deferred financing	129	142
Total	$4,488	$4,290

Note 6.   Stockholders’ Equity

Common Stock and Warrants

On February 15, 2018, the Company announced the pricing of an underwritten offering of 19,354,839 shares of its common stock at $15.50 per share, resulting in gross proceeds of $300.0 million. Under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days after February 16, 2018, to purchase up to an additional 2,903,225 shares of its common stock, which was exercised with respect to 885,000 shares of the Company’s common stock at a purchase price of $15.50 per share. The Company received net proceeds of $294.6 million from these offerings, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

In April 2018, 453,214 warrants were exercised at $7.98 per share of common stock resulting in gross cash proceeds of $3.6 million.

Note 7.   Share based Compensation

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

Stock Option Grants

The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Expected stock price volatility	81.2%	83.2%
Risk free interest rate	2.3%	2.1%
Expected life of options (years)	5.62	6.25
Expected annual dividend per share	$0.00	$0.00

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

A summary of the Company’s stock options for the three months ended March 31, 2018 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2017	15,181.1	$7.48
Granted	1,611.5	$15.54
Exercised	(562.2)	$7.08
Forfeited	(48.8)	$7.43
Expired	(4.8)	$9.03
Options outstanding, March 31, 2018	16,176.8	$8.30	7.4 years	$110.6
Vested and unvested expected to vest, March 31, 2018	15,363.0	$8.15	7.2 years	$105.7
Exercisable at March 31, 2018	8,648.3	$6.97	6.2 years	$70.1

As of March 31, 2018, the total unrecognized compensation cost related to non-vested stock options granted was $40.6 million and is expected to be recognized over a weighted average period of three years.

Restricted Stock Units (“RSUs”) and Performance-Based Restricted Stock Units

RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee’s continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the three months ended March 31, 2018 is as follows:

	Number of Share (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value (in millions)
Non-vested units as of December 31, 2017	2,575.1	$5.85
Granted	1,335.1	$16.99
Vested	(353.4)	$5.26
Forfeited	(16.1)	$5.93
Non-vested units as of March 31, 2018	3,540.7	$10.11	3.0 years	$53.3

On December 30, 2016, the Compensation Committee approved a form of Performance-Based Restricted Stock Unit Award Agreement (the “Performance-Based RSU Agreement”), to be used for performance-based RSUs granted to participants under the Amended and Restated Amicus Therapeutics, Inc. 2007 Equity Incentive Plan, including named executive officers. Certain awards under the form of Performance-Based RSU Agreement were granted in January 2017 and 2018. The 2018 grants includes 187,222 market performance-based restricted stock units (“MPRSUs”) granted to executives.  Vesting of these awards is contingent upon the Company meeting certain total shareholder return (TSR) levels as compared to a select peer group over the next three years.  The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (374,444 shares) based on TSR performance.  The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term.  The estimated fair value per share of the MPRSUs was $25.44 and was calculated using a Monte Carlo simulation model.  The awards also includes 187,211 performance based awards that will vest over the next three years based on the Company achieving certain clinical milestones. During the first quarter of 2018, none of the clinical milestones for the performance based RSUs awarded in 2017 or 2018 were reached.

For the three months ended March 31, 2018, 353,442 of the RSUs vested and all non-vested units are expected to vest over their normal term. As of March 31, 2018, there was $26.5 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of three years.

Compensation Expense Related to Equity Awards

The following table summarizes information related to compensation expense recognized in the statements of operations related to the equity awards:

	Three Months Ended March 31,
(in thousands):	2018	2017
Equity compensation expense recognized in:
Research and development expense	$3,057	$2,753
Selling, general and administrative expense	4,421	3,277
Total equity compensation expense	$7,478	$6,030

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

A summary of the fair value of the Company’s recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of March 31, 2018 are identified in the following table:

(in thousands)	Level 2	Level 3	Total
Assets:
Commercial paper	$121,860	$—	$121,860
Asset-backed securities	47,828	—	47,828
Corporate debt securities	308,125	—	308,125
Money market funds	2,841	—	2,841
Derivative asset	—	2,238	2,238
	$480,654	$2,238	$482,892

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$26,500	$26,500
Derivative liability	—	80,577	80,577
Deferred compensation plan liability	2,491	—	2,491
	$2,491	$107,077	$109,568

A summary of the fair value of the Company’s recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2017 are identified in the following table:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$79,803	$79,803
Asset-backed securities	30,287	30,287
Corporate debt securities	199,012	199,012
Money market funds	2,598	2,598
	$311,700	$311,700

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$25,400	$25,400
Deferred compensation plan liability	2,258	—	2,258
	$2,258	$25,400	$27,658

The Company’s Convertible Notes falls into Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. The fair value of the debt at March 31, 2018 was approximately $642.3 million.

The Company did not have any Level 3 assets as of December 31, 2017.

Cash, Money Market Funds and Marketable Securities

The Company classifies its cash within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available-for-sale debt securities and classifies these assets and the money market funds within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2018. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2018.

Contingent Consideration Payable

The contingent consideration payable resulted from the acquisition of Callidus Biopharma, Inc. (“Callidus”) in November 2013.  The most recent valuation was determined using a probability weighted discounted cash flow valuation approach. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied. The valuation is performed quarterly. Gains and losses are included in the statement of operations.

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

The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB200 Pompe program:

Contingent Consideration Liability	Fair value as of March 31, 2018	Valuation Technique	Unobservable Input	Range
Clinical and regulatory milestones	$26.0 million	Probability weighted discounted cash flow	Discount rate Probability of achievement of milestones Projected year of payments	11.0% 71.0%-100.0% 2018-2022

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

The following table shows the change in the balance of contingent consideration payable for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
(in thousands)	2018	2017

Balance, beginning of the period	$25,400	$269,722
Changes in fair value during the period, included in Statement of Operations	1,100	4,578
Balance, end of the period	$26,500	$274,300

Deferred Compensation Plan - Investment and Liability

The Deferred Compensation Plan (the “Deferral Plan”) provides certain key employees and members of the Board of Directors with an opportunity to defer the receipt of such participant’s base salary, bonus and director’s fees, as applicable. Deferral Plan assets are classified as trading securities and recorded at fair value with changes in the investments’ fair value recognized in the period they occur. The asset investments consist of market exchanged mutual funds. The Company considers its investments in marketable securities, as available-for-sale and classifies these assets and related liability within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities.

Derivative asset and liability

As disclosed in Note 5- Debt, subsequent to the underwritten public offering on February 15, 2018, the Company did not have sufficient unissued authorized shares to cover a conversion of the Convertible Notes. As a result, the Company accounted for the portion of the bifurcated conversion feature and the Capped Call Confirmations that would not be able to be net share settled as a current derivative liability and as a current derivative asset, respectively.  The fair value of the debt portion was determined using the discounted cash flow method of the income approach and the fair value of the Capped Call Confirmations was determined using the Black-Scholes model. The derivative asset and liability have been classified as Level 3 recurring as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market.  If different assumptions were used for the various inputs to the valuation approach the estimated fair value could be significantly higher or lower than the fair value determined by the Company.

Note 9.  Basic and Diluted Net Loss per Common Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss attributable to common stockholders	$(49,916)	$(54,992)
Denominator:
Weighted average common shares outstanding — basic and diluted	175,977,700	142,770,629

Dilutive common stock equivalents would include the dilutive effect of common stock options, convertible debt units, RSUs and warrants for common stock equivalents.  Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

(in thousands)	As of March 31,
	2018	2017
Options to purchase common stock	16,176	17,822
Convertible debt	40,850	40,850
Outstanding warrants, convertible to common stock	3,110	3,110
Unvested restricted stock units	3,541	3,022
Vested restricted stock units, unissued	90	50
Total number of potentially issuable shares	63,767	64,854

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global patient-centric biotechnology company engaged in the discovery, development and commercialization of a diverse set of novel treatments for patients living with rare metabolic diseases. The cornerstone of the Amicus portfolio is migalastat HCl, an oral precision medicine for people living with Fabry disease who have amenable genetic mutations. Migalastat is currently approved under the trade name GALAFOLD in the European Union and Japan, with additional approvals granted and applications pending in several geographies.

The lead biologics program of our pipeline is Advanced and Targeted GAA (AT-GAA, also known as ATB200/AT2221), a novel, clinical-stage, potential best-in-class treatment paradigm for Pompe disease. Our Chaperone-Advanced Replacement Therapy (“CHART®”) platform technology is leveraged to develop novel ERT products for Pompe disease, Fabry disease, and potentially in the future other lysosomal storage disorders (“LSDs”). We are also investigating preclinical and discovery programs in other rare diseases including cyclin-dependent kinase-like 5 (“CDKL5”) deficiency. We believe that our platform technologies and our product pipeline uniquely position us and drive our commitment to advancing and expanding a robust pipeline of cutting-edge, first- or best-in-class medicines for rare metabolic diseases.

During the first quarter of 2018, we issued 20,239,839 shares of our common stock through an underwritten offering resulting in net proceeds of $294.6 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We expect to use the net proceeds of the offering for investment in the United States (“U.S.”) and international commercial infrastructure for migalastat HCl, investment in manufacturing capabilities for the ERT ATB200, the continued clinical development of our product candidates, research and development expenditures, clinical and pre-clinical trial expenditures, commercialization expenditures and for other general corporate purposes.

Our Strategy

Our strategy is to create, manufacture, test and deliver the highest quality medicines for people living with rare metabolic diseases through internally developed, acquired or in-licensed products and product candidates that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. In addition to our lead programs in Fabry and Pompe, we intend to leverage our global capabilities to develop and expand our robust pipeline, with the goal of entering clinical development with one or more programs in 2019. Since the beginning of our last fiscal year, we made significant progress toward fulfilling our vision to build a leading global biotechnology company focused on rare metabolic diseases.

Highlights of our progress in 2017 and the first quarter of 2018 include:

•                  Commercial success. Exceeded “Target 300” goal with more than 310 patients treated with reimbursed GALAFOLD (migalastat) oral precision medicine for Fabry disease as of December 31, 2017 and more than 360 patients as of February 28, 2018. In the fiscal year ended December 31, 2017 and the three months ended March 31, 2018, GALAFOLD revenue totaled approximately $36.9 million and $16.7 million, respectively. Revenue has been generated from outside the U.S.

•                  Regulatory progress. Received approval for migalastat in Japan and completed global regulatory submissions for migalastat in the U.S. and other key geographies. The FDA has accepted the NDA for filing under priority review, and the Prescription Drug User Fee Act goal date for the FDA decision is August 13, 2018.

•                  Pompe clinical study. Established important clinical proof of concept for novel, highly differentiated Pompe treatment regimen AT-GAA on safety, functional outcomes and key disease biomarkers.

•                  Manufacturing. Successfully scaled manufacture of Pompe biologic engineering batches to commercial scale (1,000L) with capacity plans to enable us to produce sufficient quantities to serve the entire Pompe population as quickly as possible after receipt of applicable regulatory approvals.

•                  Financial strength. Total cash, cash equivalents and marketable securities of $605.2 million at March 31, 2018 compared to $358.6 million at December 31, 2017. The current cash position, including proceeds from the February 2018 equity offering and expected GALAFOLD revenues, is sufficient to fund ongoing Fabry and Pompe program operations into at least 2021. Potential future business development collaborations, pipeline expansion, and investment in biologics manufacturing capabilities could impact our future capital requirements.

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

Our Commercial Product and Product Candidates

Migalastat for Fabry Disease

Migalastat was approved for use in the EU in May 2016 under the brand name GALAFOLD as a first-line therapy for long-term treatment of adults and adolescents aged, 16 years and older, with a confirmed diagnosis of Fabry disease and who have an amenable mutation. The approved EU label includes 348 Fabry-causing mutations, which represents up to half of all patients with Fabry disease. In the first quarter of 2018, migalastat was approved in Japan, and we currently have a New Drug Application (“NDA”) submission under priority review in the United States. The Prescription Drug User Fee Act goal date for the FDA decision is August 13, 2018, but there is no guarantee about when the FDA will make any decision concerning the NDA, or when, if ever, FDA approval will be granted. Approvals have also been granted in Israel, Canada, Australia, South Korea, and Switzerland, with additional applications pending in other geographies

We have launched GALAFOLD in several European countries, including France, Germany, Italy, Spain, and the UK, on a commercial basis, as well as in select other countries through reimbursed Early Access Programs (“EAPs”). We have been granted pricing and reimbursement in 18 countries. We plan to continue to launch GALAFOLD in additional countries during 2018.

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

We are leveraging our CHART® technology and advanced biologics capabilities to move forward with a proprietary Fabry ERT for co-formulation with migalastat. Master cell banking has been completed, process development work has commenced, and initial preclinical studies have been completed to potentially advance this novel co-formulation toward the clinic in 2019.

Novel ERT for Pompe Disease

We are leveraging our biologics capabilities and CHART® platform to develop Advanced and Targeted GAA (AT-GAA, also known as ATB200/AT2221), a novel treatment paradigm for Pompe disease. AT-GAA consists of a uniquely engineered rhGAA enzyme, ATB200, with an optimized carbohydrate structure to enhance lysosomal uptake, administered in combination with a pharmacological chaperone AT2221 to improve activity and stability. We acquired ATB200 as well as our enzyme targeting technology through our purchase of Callidus Biopharma. ATB200 is our first biologic to enter clinical development.

The pharmacological chaperone, AT2221 is not an active ingredient that contributes directly to GAA substrate reduction but instead acts to stabilize ATB200. The small molecule pharmacological chaperone AT2221 binds and stabilizes ATB200 to improve the uptake of active enzyme in key disease-relevant tissues, resulting in increased clearance of accumulated substrate, glycogen.

In preclinical studies, AT-GAA demonstrated greater tissue enzyme levels and further substrate reduction compared to the currently approved ERT for Pompe disease (alglucosidase alfa).

We are engaged in ongoing collaborative discussions with U.S. and EU regulators regarding a registration-directed study for approval, manufacturing activities, and the best and fastest pathway forward for AT-GAA. We are pursuing scientific advice from the European Medicines Agency (“EMA”). A scientific advice meeting with the EMA is scheduled for the second quarter of 2018.  We expect to provide an update from that meeting by the end of the second quarter of 2018. In the U.S., ongoing interactions for this program include a Type C meeting scheduled to occur in the third quarter of 2018. We expect to provide an FDA update following the receipt of written minutes from this meeting. We continue to believe that the evolving regulatory path will include a series of further iterative discussions with regulators as the program advances and as additional data are collected

Formal meetings have been scheduled with the European Medicines Agency (EMA) in 2Q18 and U.S. FDA in 3Q18 to discuss the [registration study and] pathway for the Pompe program.  Regulatory updates are anticipated in 2Q (EU) and 3Q (US), after the receipt of formal written minutes from these meetings.

Throughout 2017 we reported a cascade of interim data from a Phase 1/2 clinical study, ATB200-02, to investigate our novel Pompe treatment paradigm in Pompe patients. The primary objective was to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics (“PD”) of AT-GAA for an 18-week primary treatment period followed by a long-term extension. The three patient cohorts, enrolling 20 total patients across all cohorts, are ambulatory ERT-switch patients (Cohort 1), non-ambulatory ERT-switch patients (Cohort 2), and ERT-naïve patients (Cohort 3).

As of our interim analysis reported in October 2017, patients who completed six months of treatment with AT-GAA showed improvements in the six-minute walk test (“6MWT”) distance and other measures of motor function, stability or increases in forced vital capacity (“FVC”), and further reductions in biomarkers of muscle damage and disease substrate, with consistent results reported in initial patients who completed nine months of treatment.

On February 8, 2018 we reported additional interim data from our clinical study ATB200-02 at the 14th Annual WorldSymposium.  Highlights included safety and tolerability data in all 20 patients (maximum of 20+ months of treatment) as well as PD data (muscle damage biomarker and disease substrate biomarker) for all 20 patients (15 ERT-switch patients and 5 ERT-naïve patients).  To date, adverse events have been generally mild and transient. AT-GAA has resulted in a low rate of infusion-associated reactions (IARs) following 550+ infusions (three events of IARs in two patients; <1% of all 550+ infusions with an IAR). The clinical pharmacokinetic profile has been consistent with previously reported preclinical data.  Treatment with AT-GAA resulted in persistent and durable reductions in creatine kinase and urine hexose tetrasaccharide across all patient cohorts out to month 12.

As of the last interim analysis in February 2018, data on functional outcomes are available for 19 of the 20 patients enrolled (one patient dropped out of the extension study due to travel burden and family considerations). Muscle function improved in 16 of 19 patients at month 9. Muscle function improved in 10 out of 10 patients with available data at month 12. Mean  6MWT improved in both ERT-naïve and ERT-switch patients with continued benefit observed out to month 12. All 5 ERT-naïve patients showed increases in 6MWT distance at all time points out to month 12. The ERT-naïve patients showed mean increases of 41.8 meters at month 6 (n=5), 63.5 meters at month 9 (n=5), and 86.8 meters at month 12 (n=2).  Of the 10 ERT-switch patients, 8 patients showed increases in 6MWT distance and two patients showed decreases at month 9. All eight of the ERT-switch patients with available data at month 12 showed increases in 6MWT distance. The ERT-switch patients showed mean increases of 23.9 meters at month 6 (n=10), 24.5 meters at month 9 (n=10), and 57.4 meters at month 12 (n=8). Other motor function tests generally showed mean improvements consistent with 6MWT distance. Three of the four non-ambulatory ERT-switch patients showed improvements in upper extremity strength (which includes elbow and shoulder) from baseline to month 9, as measured by quantitative muscle testing and manual muscle testing.  Pulmonary function improved in ERT-naïve patients and was generally stable in ERT-switch patients. In ERT-naïve patients, mean absolute change in FVC was +4.2% at month 6 (n=5), +6.2% at month 9 (n=5), and +6.0% at month 12 (n=2). In ERT-switch patients mean absolute change in FVC was -1.3% at month 6 (n=9), -1.7% at month 9 (n=9), and -3.1% at month 12 (n=7). Overall, other pulmonary tests of maximal inspiratory pressure, a measure of inhalation, and maximal expiratory pressure, a measure of exhalation, were stable or increased in both ERT-naïve and ERT-switch patients.

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

Strategic Alliances and Arrangements

We will continue to evaluate other business development opportunities, as appropriate, that build stockholder value and provide us with access to the financial, technical, clinical, and commercial resources necessary to develop and market pharmacological chaperone therapeutics, ERTs, and other technologies or products with a focus on rare metabolic diseases. We are exploring potential collaborations, alliances, and other business development opportunities on a regular basis. These opportunities may include the acquisition of preclinical-stage, clinical-stage, or marketed products so long as such transactions are consistent with our strategic plan to develop and provide therapies to patients living with rare and orphan diseases and support our continued transformation from a development-stage company into a commercial biotechnology company.

Consolidated Results of Operations

Three Months Ended March 31, 2018 compared to March 31, 2017

The following table provides selected financial information for the Company:

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Net product sales	$16,696	$4,169	$12,527
Cost of goods sold	2,615	775	1,840
Cost of goods sold as a percentage of net product sales	15.7%	18.6%	(2.9)%
Operating expenses:
Research and development	40,798	30,876	9,922
Selling, general and administrative	27,396	19,132	8,264
Changes in fair value of contingent consideration payable	1,100	4,578	(3,478)
Depreciation	969	823	146
Other income (expense):
Interest income	1,737	759	978
Interest expense	(4,488)	(4,290)	(198)
Change in fair value of derivatives	4,861	—	4,861
Other income	2,764	610	2,154
Income tax benefit (expense)	1,392	(56)	1,448
Net loss attributable to common stockholders	$(49,916)	$(54,992)	$5,076

Net Product Sales. Net product sales increased $12.5 million during the three months ended March 31, 2018 compared to the same period in the prior year. GALAFOLD was approved for sale in the EU in May 2016 and has been approved for pricing and reimbursement in 18 countries, as well as in select other European markets through reimbursed EAPs. The increase in revenue was related to the increase in the number of markets where we had obtained pricing and reimbursements and the corresponding increase in the number of patients being treated with GALAFOLD.

Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net product sales improved to 15.7% during the three months ended March 31, 2018 compared to 18.6% during the same period in the prior year primarily due to an increase in the proportion of sales in countries subject to a lower royalty burden.

Research and Development Expense. The following table summarizes our principal product development programs, including the related stages of development, for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate:

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Projects
Third party direct project expenses
Migalastat (Fabry Disease)	$3,708	$2,850	$858
AT-GAA (Pompe Disease)	15,095	8,932	6,163
SD-101 (EB-Epidermolysis Bullosa)	—	3,427	(3,427)
Pre-clinical programs	658	128	530
Total third party direct project expenses	19,461	15,337	4,124

Other project costs
Personnel costs	14,949	11,482	3,467
Other costs	6,388	4,057	2,331
Total other project costs	21,337	$15,539	5,798
Total research and development costs	$40,798	$30,876	$9,922

The increase in research and development costs was primarily due to increases in clinical research and manufacturing costs with the advancement and enrollment of clinical studies and investments in manufacturing. The decrease in the EB program was due to the results announced in September 2017 that the study did not meet the primary or secondary endpoints in participants.

Selling, General and Administrative Expense.  Selling, general and administrative increased $8.3 million primarily due to the expanded geographic scope of the ongoing commercial launch of GALAFOLD.

Changes in Fair Value of Contingent Consideration Payable. The change in the fair value of the contingent consideration payable of $3.5 million resulted from a decrease in the Scioderm, Inc. (“Scioderm”) contingent consideration of $4.0 million offset by an increase in the Callidus contingent consideration of $0.5 million. The fair value and change in fair value are impacted by updates to the estimated probability of achievement, assumed timing of milestones and adjustments to the discount periods and rates.  The decrease in Scioderm contingent consideration was due to the results announced in September 2017 that the study did not meet the primary or secondary endpoints in participants, and, as a result, the contingent consideration is no longer payable.

Change in Fair Value of Derivatives. Subsequent to the underwritten public offering on February 15, 2018, we did not have sufficient unissued authorized shares to cover a conversion of the Convertible Notes.  The fair value of the derivative liability for the conversion feature and derivative asset for the Capped Call Confirmations at February 15, 2018 was determined to be $507.4 million and $13.6 million, respectively, of which the portion that was determined to not be able to be net share settled was recorded with a corresponding impact to additional-paid-in-capital.  Subsequent changes to fair value of the derivatives were recorded through earnings on the Company’s consolidated statements of operations resulting in a change in fair value of derivatives for the three months ended March 31, 2018 of $4.9 million

Other Income.  The $2.2 million increase in other income was primarily due to unrealized gains on foreign exchange transactions.

Income Tax Benefit.  The income tax benefit related to a discrete tax item that was recorded during the three months ended March 31, 2018.  We are subject to income taxes in the United States, although currently not a tax payer, and various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Liquidity and Capital Resources

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

Source of Liquidity

During the first quarter of 2018, we issued through an underwritten offering 20,239,839 shares of our common stock resulting in net proceeds of $294.6 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We expect to use the net proceeds of the offering for investment in the U.S. and international commercial infrastructure for migalastat HCl, investment in manufacturing capabilities for ATB200, the continued clinical development of our product candidates, research and development expenditures, clinical and pre-clinical trial expenditures, commercialization expenditures and for other general corporate purposes.

Cash flow discussion

As of March 31, 2018, we had cash, cash equivalents and marketable securities of $605.2 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents and marketable securities, refer to “—Note 5. Cash, Cash Equivalents and Marketable Securities,” in our Notes to Consolidated Financial Statements.

Net Cash Used in Operating Activities

Net cash used in operations for the three months ended March 31, 2018 was $49.5 million. The components of net cash used in operations included the net loss for the three months ended March 31, 2018 of $49.9 million and the decrease in operating assets of $6.2 million. The change in operating assets was primarily due to a decrease in prepaid and other current assets of $10.9 million for spending to support commercial activities for GALAFOLD launch, partially offset by an increase in inventory of $3.3 million and an increase in accounts receivable by $1.0 million due to commercial sales of GALAFOLD. The net cash used in operations was also impacted by decrease in accounts payable and accrued expenses of $10.3 million, mainly related to program expenses and support for the commercial launch of GALAFOLD.

Net cash used in operations for the three months ended March 31, 2017 was $49.8 million. The components of net cash used in operations included the net loss for the three months ended March 31, 2017 of $55.0 million and the increase in operating assets of $7.1 million. The increase in operating assets was primarily driven by increases in inventories of $0.2 million and accounts receivable by $0.5 million due to increase in commercial sales.  The net cash used in operations was partially offset by an increase in operating liabilities of $1.3 million for the increase in accounts payable and accrued expenses related to program expenses and support for the commercial launch of GALAFOLD.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $182.6 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash used in investing activities reflects $303.0 million for the purchase of marketable securities and $0.8 million for the acquisition of property and equipment, partially offset by $121.2 million for the sale and redemption of marketable securities.

Net cash used in investing activities for the three months ended March 31, 2017 was $92.4 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash used in investing activities reflects $161.1 million for the purchase of marketable securities and $0.7 million for the acquisition of property and equipment, partially offset by $69.4 million for the sale and redemption of marketable securities.

Net Cash Provided by/ Used in Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $296.6 million. Net cash used in financing activities reflects $294.6 million in proceeds from the issuance of common stock, net of issuance costs, $1.9 million from the vesting of RSUs and $0.07 million in payments on the capital lease arrangements, partially offset by $4.0 million received from the exercise of stock options.

Net cash used in financing activities for the three months ended March 31, 2017 was $0.1 million. Net cash used in financing activities reflects $0.3 million from vesting of RSUs and $0.1 million in payments on the capital lease arrangements, partially offset by $0.3 million received from the exercise of stock options.

Funding Requirements

We expect to incur losses from operations for the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials.  Our future capital requirements will depend on a number of factors, including:

•                                     the progress and results of our clinical trials of our drug candidates;

•                                     the cost of manufacturing drug supply for our clinical and preclinical studies, including the cost of manufacturing Pompe ERT;

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

While we have generated revenue from product sales in 2018, in the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. We believe that our current cash position, including proceeds from the recent equity offering and expected GALAFOLD revenues, is sufficient to fund ongoing Fabry and Pompe program operations into at least 2021. Potential future business development collaborations, pipeline expansion, and investment in biologics manufacturing capabilities could impact our future capital requirements.

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

In November 2013, we entered into the Revised Agreement (the “Revised Agreement”) with GlaxoSmithKline (“GSK”), pursuant to which we have obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the earlier agreement entered into between us and GSK in July 2012 (the “Original Collaboration Agreement). Under the terms of the Revised Agreement, there was no upfront payment from us to GSK. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the United States. In addition, because we reacquired worldwide rights to migalastat, we are no longer eligible to receive any milestones or royalties we would have been eligible to receive under the Original Collaboration Agreement. For the three months ended March 31, 2018, we paid $1.6 million as royalty under the agreement with GSK. We expect to pay $5 million as a milestone in the second quarter of 2018.

Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement.

Critical Accounting Policies and Significant Judgments

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

There were no significant changes during the quarter ended March 31, 2018 to the items that we disclosed as our significant accounting policies and estimates described in “—Note 2. Summary of Significant Accounting Policies” to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as it relates to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is described below.

Revenue Recognition

Our net product sales consist of sales of GALAFOLD for the treatment of Fabry disease primarily in the European Union. We have recorded revenue on sales where GALAFOLD is available either on a commercial basis or through a reimbursed EAP. Orders for GALAFOLD are generally received from pharmacies and the ultimate payor is typically a government authority.

We recognize revenue when our performance obligation with our customers have been satisfied, which occurs at a point in time when the pharmacies or distributors obtain control of GALAFOLD. The transaction price is determined based on fixed consideration in our customer contracts and is recorded net of estimates for variable consideration, which are third party discounts and rebates. The identified variable consideration is recorded as a reduction of revenue at the time revenues from sales of GALAFOLD are recognized. We recognize revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period.  These estimates may differ from actual consideration amount received and we evaluate these estimates each reporting period to reflect known changes in factors.

We elected the portfolio approach practical expedient in applying ASC Topic 606 to our identified revenue streams.  Contracts within each revenue stream have similar characteristics and we believe the results of this approach would not differ materially than if we applied ASC Topic 606 to each individual contract.

Recent Accounting Pronouncements

Please refer to “—Note 2. Summary of Significant Accounting Policies,” in our Notes to Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $2.8 million. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

We have operated primarily in the U.S. with international operations increasing since the last quarter of 2015.  We do conduct some clinical activities with vendors outside the U.S. While most expenses are paid in U.S. dollars, we now have increased transactions of expenses and cash flows in foreign currencies that are exposed to changes in foreign currency rates.

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes in our financial instrument portfolio or market risk exposures since our fiscal year ended December 31, 2017.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2012.

(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 10, 2015.

(3)	Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date: May 9, 2018	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ William D. Baird III
William D. Baird III
Chief Financial Officer
(Principal Financial Officer)