Form 10-Q
period 2018-06-30
AMICUS THERAPEUTICS INC
filed 2018-08-07
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

(609) 662-2000
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of July 31, 2018 was 189,134,863 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended June 30, 2018

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

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	our ability to obtain reimbursement for migalastat HCl;

•	our ability to obtain market acceptance of migalastat HCl;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

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

PART I.          FINANCIAL INFORMATION

Item 1.             Consolidated Financial Statements and Notes (unaudited)

Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$73,311	$49,060
Investments in marketable securities	465,641	309,502
Accounts receivable	15,077	9,464
Inventories	7,769	4,623
Prepaid expenses and other current assets	14,432	19,316
Total current assets	576,230	391,965
Investments in marketable securities	13,836	—
Property and equipment, less accumulated depreciation of $14,415 and $12,515 at June 30, 2018 and December 31, 2017, respectively	9,111	9,062
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	5,915	5,200
Total Assets	$825,889	$627,024
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and other current liabilities	$41,613	$53,890
Deferred reimbursements	2,750	7,750
Contingent consideration payable	8,600	8,400
Total current liabilities	52,963	70,040
Deferred reimbursements	14,156	14,156
Convertible notes	169,440	164,167
Contingent consideration payable	18,200	17,000
Deferred income taxes	6,465	6,465
Other non-current liability	2,770	2,346
Total liabilities	263,994	274,174
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 and 250,000,000 shares authorized, 189,053,214 and 166,989,790 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,939	1,721
Additional paid-in capital	1,723,865	1,400,758
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1,539)	(1,659)
Unrealized gain on available-for-sale securities	(455)	(436)
Warrants	13,063	16,076
Accumulated deficit	(1,174,978)	(1,063,610)
Total stockholders’ equity	561,895	352,850
Total Liabilities and Stockholders’ Equity	$825,889	$627,024

 See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Net product sales	$21,309	$7,158	$38,005	$11,327
Cost of goods sold	3,135	1,061	5,750	1,836
Gross Profit	18,174	6,097	32,255	9,491
Operating Expenses:
Research and development	34,660	31,985	75,458	62,861
Selling, general and administrative	29,172	19,311	56,568	38,443
Changes in fair value of contingent consideration payable	300	1,050	1,400	5,628
Depreciation	973	812	1,942	1,636
Total operating expenses	65,105	53,158	135,368	108,568
Loss from operations	(46,931)	(47,061)	(103,113)	(99,077)
Other income (expense):
Interest income	2,913	753	4,650	1,512
Interest expense	(4,560)	(4,179)	(9,048)	(8,469)
Change in fair value of derivatives	(7,600)	—	(2,739)	—
Other (expense) income	(5,316)	2,400	(2,554)	3,010
Loss before income tax	(61,494)	(48,087)	(112,804)	(103,024)
Income tax benefit (expense)	(339)	(49)	1,053	(105)
Net loss attributable to common stockholders	$(61,833)	$(48,136)	$(111,751)	$(103,129)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.33)	$(0.34)	$(0.61)	$(0.72)
Weighted-average common shares outstanding — basic and diluted	188,621,423	143,000,718	182,303,128	142,886,614

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
( in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(61,833)	$(48,136)	$(111,751)	$(103,129)
Other comprehensive (loss) gain:
Foreign currency translation adjustment gain (loss), net of tax impact of $(109), $0, $(109), $0, respectively	2,308	(1,678)	503	(2,136)
Unrealized gain (loss) on available-for-sale securities	422	(155)	(19)	(72)
Other comprehensive income (loss)	$2,730	$(1,833)	$484	$(2,208)
Comprehensive loss	$(59,103)	$(49,969)	$(111,267)	$(105,337)

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(111,751)	$(103,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	5,273	4,715
Depreciation	1,942	1,636
Stock-based compensation	13,819	11,567
Gain on disposal of asset	—	(8)
Change in fair value of derivatives	2,739	(265)
Non-cash changes in the fair value of contingent consideration payable	1,400	5,628
Foreign currency remeasurement (gain)/ loss	2,107	(3,003)
Non-cash deferred taxes	—	98
Changes in operating assets and liabilities:
Accounts receivable	(6,043)	(2,226)
Inventories	(3,449)	(351)
Prepaid expenses and other current assets	4,584	(2,103)
Other non-current assets	(793)	(515)
Account payable and accrued expenses	(11,801)	(4,297)
Non-current liabilities	457	496
Deferred reimbursement	(5,000)	—
Net cash used in operating activities	$(106,516)	$(91,757)
Investing activities
Sale and redemption of marketable securities	210,239	137,909
Purchases of marketable securities	(380,234)	(184,494)
Capital expenditures	(1,881)	(2,279)
Net cash used in investing activities	$(171,876)	$(48,864)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	294,584	—
Payment of capital leases	(142)	(142)
Payment of contingent consideration	—	(10,000)
Purchase of vested restricted stock units	(2,027)	(1,003)
Proceeds from exercise of stock options	7,580	1,554
Payment of deferred financing fees	—	(28)
Proceeds of exercise of warrants	3,617	—
Net cash provided by (used in) financing activities	$303,612	$(9,619)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(1,016)	$614
Net increase (decrease) in cash and cash equivalents and restricted cash	24,204	(149,626)
Cash and cash equivalents and restricted cash at beginning of period	$51,237	$187,413
Cash and cash equivalents and restricted cash at end of period	$75,441	$37,787
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$3,774	$3,650
Capital expenditures, unpaid	$—	$351
Capital expenditures funded by capital lease	$81	$—

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business

Amicus Therapeutics, Inc. (the “Company”) is a global patient-centric biotechnology company engaged in the discovery, development and commercialization of a diverse set of novel treatments for patients living with rare metabolic diseases. The cornerstone of the Company’s portfolio is migalastat HCl (also referred to as “migalastat”), an oral precision medicine for people living with Fabry disease who have amenable genetic mutations. Migalastat is currently approved under the trade name GALAFOLD in the European Union (“EU”) and Japan, with additional approvals granted and applications pending in several geographies. During the second quarter of 2018, the Company initiated the commercial launch of GALAFOLD in Japan for the treatment of patients, aged 16 and older, with a confirmed diagnosis of Fabry disease and an amenable mutation. GALAFOLD is the first and only oral precision medicine approved for the treatment of Fabry disease in Japan.

The lead biologics program of the Company’s pipeline is Amicus Therapeutics GAA (AT-GAA, also known as ATB200/AT2221), a novel, clinical-stage, potential best-in-class treatment paradigm for Pompe disease. The Company’s Chaperone-Advanced Replacement Therapy (“CHART®”) platform technology is leveraged to develop novel Enzyme Replacement Therapy (“ERT”) products for Pompe disease, Fabry disease, and potentially future other lysosomal storage disorders (“LSDs”). The Company is also investigating preclinical and discovery programs in other rare diseases including cyclin-dependent kinase-like 5 (“CDKL5”) deficiency. The Company believes that its platform technologies and its product pipeline uniquely positions it and drives its commitment to advancing and expanding a robust pipeline of cutting-edge, first- or best-in-class medicines for rare metabolic diseases.

During the first quarter of 2018, the Company issued 20,239,839 shares of its common stock through an underwritten offering resulting in net proceeds of $294.6 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company expects to use the net proceeds of the offering for investment in the United States (“U.S.”) and international commercial infrastructure for migalastat HCl, investment in manufacturing capabilities for the ERT ATB200, the continued clinical development of its product candidates, research and development expenditures, clinical and pre-clinical trial expenditures, commercialization expenditures and for other general corporate purposes. For additional information, see “—Note 6. Stockholders’ Equity.”

The Company had an accumulated deficit of approximately $1.2 billion as of June 30, 2018 and anticipates incurring losses through the fiscal year ending December 31, 2018 and beyond. The Company has been able to fund its operating losses to date through stock offerings, debt issuances, payments from partners during the terms of the collaboration agreements, and other financing arrangements.

The current cash position, including proceeds from the equity offering in the first quarter of 2018 and expected GALAFOLD revenues, is sufficient to fund ongoing Fabry and Pompe program operations into at least 2021. Potential future business development collaborations, pipeline expansion, and investment in biologics manufacturing capabilities could impact the Company’s future capital requirements.

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

The Company is subject to credit risk from its accounts receivable related to its product sales of GALAFOLD. The Company’s accounts receivable at June 30, 2018 have arisen from product sales primarily in the EU. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined and the Company evaluates the creditworthiness of each customer on a regular basis. To date, the Company has not incurred any credit losses.

Revenue Recognition

The Company’s net product sales consist of sales of GALAFOLD for the treatment of Fabry disease primarily in the EU. The Company has recorded revenue on sales where GALAFOLD is available either on a commercial basis or through a reimbursed early access program (“EAP”). Orders for GALAFOLD are generally received from pharmacies and the ultimate payor is typically a government authority.

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

Recent Accounting Developments - Guidance Adopted in 2018

ASU 2018-07 — In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-07,Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07").These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees, and is effective for all public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted ASU 2018-07 in the second quarter of 2018 and there was no material impact on its consolidated financial statements from the adoption.

ASU 2018-02 — In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU No. 2018-02”). Prior to ASU No. 2018-02, U.S. GAAP required the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income. As a result, such items, referred to as stranded tax effects, did not reflect the appropriate tax rate. Under ASU No. 2018-02, entities are permitted, but not required, to reclassify from accumulated other comprehensive income to retained earnings those stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new standard effective January 1, 2018. As a result of the adoption, the Company reclassified a gain of $383,000 from the foreign currency translation adjustment in accumulated other comprehensive loss to accumulated deficit in the consolidated balance sheet as of June 30, 2018.

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

ASU 2017-01 — In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This ASU clarifies the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments in ASU 2017-01 are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively as of the beginning of the period of adoption. The Company adopted ASU 2017-01 on January 1, 2018 and as the Company did not have any acquisitions or dispositions in 2018, the adoption of the standard did not have a material impact on its consolidated financial statements.

ASU 2016-18 — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The amendments of ASU 2016-18 require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of ASU 2016-18 are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted the guidance in ASU 2016-18 effective January 1, 2018. In connection with the adoption of the standard, the Company applied the guidance retrospectively which resulted in an increase in cash flows from operations of $6,000 on the statement of cash flows for the six months ended June 30, 2017.

ASU 2016-16 — In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in ASU 2016-16 are effective for public business entities for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted ASU 2016-16 on January 1, 2018 and there was no material impact from the adoption.

ASU 2016-01 — In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to measure equity investments without readily determinable fair values at either fair value or at cost adjusted for changes in observable prices minus impairment. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 is effective beginning in the first quarter of 2018 and the Company adopted it in the first quarter of 2018. There was no impact on the Company’s consolidated financial statements and related disclosures upon adoption, as the Company does not have equity investments or liabilities with credit risk. In addition, the guidance relating to deferred tax assets did not result in a change in accounting treatment for the Company.

ASU 2014-09 — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which along with amendments issued in 2015 and 2016, replaced substantially all current U.S. GAAP guidance on this topic and eliminated industry-specific guidance. The new revenue recognition standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Effective January 1, 2018, the Company adopted the new revenue recognition standard using the modified retrospective approach and applied this approach only to contracts that were not completed as of January 1, 2018. The timing of revenue recognition and treatment of contract costs remains unchanged under the new revenue recognition standard. As such, the adoption of the new revenue recognition standard did not have a material impact on the Company's consolidated financial statements. The information presented for the periods prior to January 1, 2018 has not been restated and is reported under the accounting standard in effect for those periods.

Recent Accounting Developments - Guidance Not Yet Adopted

ASU 2017-12 — In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The amendments in this ASU 2017-12 better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in ASU 2017-12 also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. For public business entities, the amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

ASU 2017-11 — In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of ASU 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. Part II of ASU 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. For public business entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

ASU 2017-08 — In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). The amendments in ASU 2017-08 shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

ASU 2017-04 — In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. A public business entity that is a U.S. SEC filer should adopt ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

ASU 2016-02 — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet for all lease obligations and disclosing key information about leasing arrangements. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 will be effective for the Company for all annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Note 3.  Cash, Cash Equivalents, Marketable Securities and Restricted Cash

As of June 30, 2018, the Company held $73.3 million in cash and cash equivalents and $479.5 million of available-for-sale debt securities which are reported at fair value on the Company’s consolidated balance sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income (loss) in the statements of comprehensive loss. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

The Company regularly invests excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds, both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated as many of these securities are either government backed or of the highest credit rating. Investments that have original maturities greater than three months but less than one year are classified as current, while investments that have maturities greater than one year are classified as long-term.

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of June 30, 2018
(in thousands)	Cost	Gross unrealized Gain	Gross unrealized Loss	Fair Value
Cash and cash equivalents	$73,311	$—	$—	$73,311
Corporate debt securities, current portion	271,855	—	(326)	271,529
Corporate debt securities, non-current portion	13,875	—	(38)	13,837
Commercial paper	144,726	15	(43)	144,698
Asset-backed securities	49,077	—	(64)	49,013
Money market	350	—	—	350
Certificates of deposit	50	—	—	50
	$553,244	$15	$(471)	$552,788
Included in cash and cash equivalents	$73,311	$—	$—	$73,311
Included in marketable securities, current and non-current	479,933	15	(471)	479,477
Total cash, cash equivalents and marketable securities	$553,244	$15	$(471)	$552,788

	As of December 31, 2017
(in thousands)	Cost	Gross unrealized Gain	Gross unrealized Loss	Fair Value
Cash and cash equivalents	$49,060	$—	$—	$49,060
Corporate debt securities, current portion	199,314	1	(303)	199,012
Commercial paper	79,878	—	(75)	79,803
Asset-backed securities	30,346	0	(59)	30,287
Money market	350	—	—	350
Certificates of deposit	50	—	—	50
	$358,998	$1	$(437)	$358,562
Included in cash and cash equivalents	$49,060	$—	$—	$49,060
Included in marketable securities	309,938	1	(437)	309,502
Total cash, cash equivalents and marketable securities	$358,998	$1	$(437)	$358,562

For the six months ended June 30, 2018 and the fiscal year ended December 31, 2017, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available-for-sale debt securities as of June 30, 2018 and December 31, 2017 reflect temporary impairments that have been in a loss position for less than twelve months and as such are recognized in other comprehensive gain (loss). The fair value of these available-for-sale debt securities in unrealized loss positions was $406.5 million and $295.1 million as of June 30, 2018 and December 31, 2017, respectively.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$73,311	$49,060	$37,394	$187,026
Restricted cash	2,130	2,177	393	387
Cash and cash equivalents and restricted cash shown in the statement of cash flows	$75,441	$51,237	$37,787	$187,413

Note 4.   Inventories

Inventories consist of work in process and finished goods related to the manufacture of GALAFOLD. The following table summarizes the components of inventories:

(in thousands)	June 30, 2018	December 31, 2017
Work-in-process	$5,506	$3,843
Finished goods	2,263	780
Total inventories	$7,769	$4,623

Note 5.   Debt

Convertible Notes due 2023

In December 2016, the Company issued at par value $250 million aggregate principal amount of unsecured Convertible Senior Notes due 2023 (the “Convertible Notes”), which included the exercise in full of the $25 million over-allotment option granted to the initial purchasers of the Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the “Note Offering”). Interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017. The Convertible Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. The Convertible Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of the Company’s common stock or a combination thereof. The net proceeds from the Note Offering were $243.0 million, after deducting fees and estimated expenses payable by the Company. In addition, the Company used approximately $13.5 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the capped call transactions (“Capped Call Confirmations”) that the Company entered into in connection with the issuance of the Convertible Notes. In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components based on their relative values. The Convertible Notes are initially convertible into approximately 40,849,675 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 163.3987 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $6.12 per share of the Company's common stock, subject to adjustment under certain conditions. The last reported sale price of the Company’s common stock was equal to or more than 130% of the conversion price of the Convertible Notes for at least 20 trading days of the 30 consecutive trading days ending on the last day of the second quarter. As a result, the Convertible Notes are currently convertible into the Company’s common stock.

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

Subsequent to the underwritten public offering on February 15, 2018, the Company did not have sufficient unissued authorized shares to cover a conversion of the Convertible Notes. As a result, the Company accounted for the portion of the bifurcated conversion feature and of the Capped Call Confirmations that would not be able to be net share settled as a current derivative liability and as a derivative asset, respectively. The fair value of the derivative liability for the conversion feature and derivative asset for the Capped Call Confirmations at February 15, 2018 was determined to be $507.4 million and $13.6 million, respectively, of which the portion that was determined to not be able to be net share settled was recorded with a corresponding impact to additional-paid-in-capital. Subsequent changes to fair value of the derivatives were recorded through earnings on the Company’s consolidated statements of operations resulting in a change in fair value of derivatives for the three and six months ended June 30, 2018 of $(7.6) million and $(2.7) million, respectively.

Following the approval by the stockholders of the Company on June 7, 2018, to increase the authorized shares of common stock to 500,000,000, the Company has sufficient unissued authorized shares to cover a conversion of the Convertible Notes. As a result, the derivative liability and derivative asset were reclassified into additional-paid-in-capital. The fair value of the derivative liability for the conversion feature and derivative asset for the Capped Call Confirmations at June 7, 2018 was determined to be $88.3 million and $2.4 million, respectively.

The Convertible Notes consist of the following (in thousands):

Liability component	June 30, 2018	December 31, 2017
Principal	$250,000	$250,000
Less: debt discount (1)	(76,555)	(81,566)
Less: deferred financing (1)	(4,005)	(4,267)
Net carrying value of the debt	$169,440	$164,167

______________________________________
(1) Included in the consolidated balance sheets within convertible notes and amortized to interest expense over the remaining life of the convertible notes using the effective interest rate method.

The following table sets forth total interest expense recognized related to the Convertible Notes for the three and six months ended June 30, 2018, respectively:

Components (In thousands)	Three months ended June 30, 2018	Six months ended June 30, 2018
Contractual interest expense	$1,888	$3,775
Amortization of debt discount	2,539	5,011
Amortization of deferred financing	133	262
Total	$4,560	$9,048

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

On June 7, 2018, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of shares of common stock, par value $0.01 per share, that the Company is authorized to issue from 250,000,000 shares to 500,000,000 shares.

Note 7.   Share based Compensation

The Company’s Equity Incentive Plans consist of the Amended and Restated 2007 Equity Incentive Plan (the “Plan”) and the 2007 Director Option Plan (the “2007 Director Plan”). The Plan provides for the granting of restricted stock units and options to purchase common stock in the Company to employees, advisors and consultants at a price to be determined by the Company’s Board of Directors. The Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company’s business. The 2007 Director Plan is intended to promote the recruiting and retention of highly qualified eligible directors and strengthen the commonality of interest between directors and stockholders by encouraging ownership of common stock of the Company. The Board of Directors, or its committee, is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option.

Stock Option Grants

The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected stock price volatility	81.1%	82.7%	81.2%	83.2%
Risk free interest rate	2.8%	1.9%	2.4%	2.0%
Expected life of options (years)	5.62	6.25	5.62	6.25
Expected annual dividend per share	$—	$—	$—	$—

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

A summary of the Company’s stock options for the six months ended June 30, 2018 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2017	15,181	$7.48
Granted	1,910	$15.49
Exercised	(1,102)	$6.87
Forfeited	(113)	$9.75
Expired	(7)	10.45
Options outstanding, June 30, 2018	15,869	$8.47	7.2 years	$114.0
Vested and unvested expected to vest, June 30, 2018	15,160	$8.32	7.1 years	$109.6
Exercisable at June 30, 2018	8,916	$7.08	6.1 years	$76.4

As of June 30, 2018, the total unrecognized compensation cost related to non-vested stock options granted was $39.1 million and is expected to be recognized over a weighted average period of three years.

Restricted Stock Units (“RSUs”) and Performance-Based Restricted Stock Units

RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee’s continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2017	2,575	$5.85
Granted	1,522	$16.77
Vested	(511)	$5.82
Forfeited	(30)	$7.96
Non-vested units as of June 30, 2018	3,556	$10.39	2.9 years	$55.5

On December 30, 2016, the Compensation Committee approved a form of Performance-Based Restricted Stock Unit Award Agreement (the “Performance-Based RSU Agreement”), to be used for performance-based RSUs granted to participants under the Amended and Restated Amicus Therapeutics, Inc. 2007 Equity Incentive Plan, including named executive officers. Certain awards under the Performance-Based RSU Agreement were granted in January 2017 and 2018. The 2018 grants include 187,222 market performance-based restricted stock units (“MPRSUs”) granted to executives.  Vesting of these awards is contingent upon the Company meeting certain total shareholder return (“TSR”) levels as compared to a select peer group over the next three years. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (374,444 shares) based on TSR performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized on a straight-line basis over the vesting term.  The estimated fair value per share of the MPRSUs was $25.44 and was calculated using a Monte Carlo simulation model.  The awards also include 187,211 performance based awards that will vest over the next three years based on the Company achieving certain clinical milestones.

During the six months ended June 30, 2018, none of the clinical milestones for the performance based RSUs awarded in 2017 or 2018 were reached.

For the six months ended June 30, 2018, 510,695 RSUs have vested and all non-vested units are expected to vest over their normal term. As of June 30, 2018, there was $25.6 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of three years.

Compensation Expense Related to Equity Awards

The following table summarizes information related to compensation expense recognized in the statements of operations related to the equity awards:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Equity compensation expense recognized in:
Research and development expense	$2,641	$2,313	$5,698	$5,066
Selling, general and administrative expense	3,700	3,224	8,121	6,501
Total equity compensation expense	$6,341	$5,537	$13,819	$11,567

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

A summary of the fair value of the Company’s recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of June 30, 2018 are identified in the following table:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$144,698	$144,698
Asset-backed securities	49,013	49,013
Corporate debt securities	285,366	285,366
Money market funds	3,081	3,081
	$482,158	$482,158

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$26,800	$26,800
Deferred compensation plan liability	2,731	—	2,731
	$2,731	$26,800	$29,531

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

The Company’s Convertible Notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. The fair value of the debt at June 30, 2018 was approximately $666.2 million.

The Company did not have any Level 3 assets as of June 30, 2018 or December 31, 2017.

 Cash, Money Market Funds and Marketable Securities

The Company classifies its cash within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in an active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available for sale debt securities and classifies these assets and the money market funds within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2018. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2018.

Contingent Consideration Payable

The contingent consideration payable resulted from the acquisition of Callidus Biopharma, Inc. ("Callidus") in November 2013. The most recent valuation was determined using a probability weighted discounted cash flow valuation approach. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied. The valuation is performed quarterly. Gains and losses are included in the statement of operations.

The contingent consideration payable for Callidus has been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the various inputs to the valuation approach, the estimated fair value could be significantly higher or lower than the fair value the Company determined. The Company may be required to record losses in future periods.

The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB200 Pompe program:

Contingent Consideration Liability	Fair Value as of June 30, 2018		Valuation Technique	Unobservable Input	Range

				Discount rate	11.0%

Clinical and regulatory milestones	$26.3	million	Probability weighted discounted cash flow	Probability of achievement of milestones	71.0%-100.0%

				Projected year of payments	2018-2022

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

The following table shows the change in the balance of contingent consideration payable for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of the period	$26,500	$274,300	25,400	269,722
Payment of contingent consideration in cash	—	(10,000)	—	(10,000)
Changes in fair value during the period, included in statement of operations	300	1,050	1,400	5,628
Balance, end of the period	$26,800	$265,350	26,800	$265,350

Deferred Compensation Plan - Investment and Liability

The Deferred Compensation Plan (the "Deferral Plan") provides certain key employees and members of the Board of Directors with an opportunity to defer the receipt of such participant’s base salary, bonus and director’s fees, as applicable. Deferral Plan assets are classified as trading securities and recorded at fair value with changes in the investment’s fair value recognized in the period they occur. The asset investments consist of market exchanged mutual funds. The Company considers its investments in marketable securities as available-for-sale and classifies these assets and related liability within the fair value hierarchy as Level 2, primarily utilizing broker quotes in a non-active market for valuation of these securities.

Note 9.  Basic and Diluted Net Loss per Common Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net loss attributable to common stockholders	$(61,833)	$(48,136)	$(111,751)	$(103,129)
Denominator:
Weighted average common shares outstanding — basic and diluted	188,621,423	143,000,718	182,303,128	142,886,614

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

The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of June 30,
(in thousands)	2018	2017
Options to purchase common stock	15,869	17,275
Convertible debt	40,850	40,850
Outstanding warrants, convertible to common stock	2,657	3,110
Unvested restricted stock units	3,556	2,826
Vested restricted stock units, unissued	111	50
Total number of potentially issuable shares	63,043	64,111

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global patient-centric biotechnology company engaged in the discovery, development and commercialization of a diverse set of novel treatments for patients living with rare metabolic diseases. The cornerstone of our portfolio is migalastat HCl, (also referred to as “migalastat”), an oral precision medicine for people living with Fabry disease who have amenable genetic mutations. Migalastat is currently approved under the trade name GALAFOLD in the European Union (“EU”) and Japan, with additional approvals granted and applications pending in several geographies. During the second quarter of 2018, we initiated the commercial launch of GALAFOLD in Japan for the treatment of patients, aged 16 and older, with a confirmed diagnosis of Fabry disease and an amenable mutation. GALAFOLD is the first and only oral precision medicine approved for the treatment of Fabry disease in Japan.

The lead biologics program of our pipeline is Amicus Therapeutics GAA (AT-GAA, also known as ATB200/AT2221), a novel, clinical-stage, potential best-in-class treatment paradigm for Pompe disease. Our Chaperone-Advanced Replacement Therapy (“CHART®”) platform technology is leveraged to develop novel Enzyme Replacement Therapy (“ERT”) products for Pompe disease, Fabry disease, and potentially future other lysosomal storage disorders (“LSDs”). We are also investigating preclinical and discovery programs in other rare diseases including cyclin-dependent kinase-like 5 (“CDKL5”) deficiency. We believe that our platform technologies and our product pipeline uniquely positions us and drives our commitment to advancing and expanding a robust pipeline of cutting-edge, first- or best-in-class medicines for rare metabolic diseases.

During the first quarter of 2018, we issued 20,239,839 shares of our common stock through an underwritten offering resulting in net proceeds of $294.6 million after deducting underwriting discounts and commissions and offering expenses payable by us. We expect to use the net proceeds of the offering for investment in the United States (“U.S.”) and international commercial infrastructure for migalastat HCl, investment in manufacturing capabilities for the ERT ATB200, the continued clinical development of our product candidates, research and development expenditures, clinical and pre-clinical trial expenditures, commercialization expenditures and for other general corporate purposes.

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

Highlights of our progress in the first six months of 2018 include:

•	Commercial success. In the six months ended June 30, 2018, GALAFOLD revenue totaled approximately $38.0 million. Revenue has been generated from outside the U.S., primarily in the EU.

•
Regulatory progress. Received approval for migalastat in Japan and completed global regulatory submissions for migalastat in the U.S. and other key geographies. The FDA has accepted the New Drug Application (“NDA”) for filing under Priority Review, and the Prescription Drug User Fee Act goal date for the FDA decision is August 13, 2018, but there is no guarantee about when the FDA will make any decision concerning the NDA, or when, if ever, FDA approval will be granted.

•	Pompe clinical study. We have reported positive data from a Phase 1/2 clinical study to evaluate Pompe disease patients treated with our novel treatment paradigm AT-GAA.

•
Manufacturing. Successfully scaled manufacture of Pompe biologic engineering batches to commercial scale (1,000L) with capacity plans to enable us to produce sufficient quantities to serve the entire Pompe population as quickly as possible after receipt of applicable regulatory approvals.

•
Financial strength. Total cash, cash equivalents and marketable securities of $552.8 million at June 30, 2018 compared to $358.6 million at December 31, 2017. The current cash position, including proceeds from the February 2018 equity offering and expected GALAFOLD revenues, is sufficient to fund ongoing Fabry and Pompe program operations into at least 2021. Potential future business development collaborations, pipeline expansion, and investment in biologics manufacturing capabilities could impact our future capital requirements.

 Our Commercial Product and Product Candidates

Migalastat for Fabry Disease

Migalastat was approved for use in the EU in May 2016 under the brand name GALAFOLD as a first-line therapy for long-term treatment of adults and adolescents, aged 16 years and older, with a confirmed diagnosis of Fabry disease and who have an amenable mutation. The approved EU label includes 348 Fabry-causing mutations, which represent up to half of all patients with Fabry disease. In the second quarter of 2018, we initiated the commercial launch of GALAFOLD in Japan. We currently have an NDA submission under Priority Review in the United States. The Prescription Drug User Fee Act goal date for the FDA decision is August 13, 2018, but there is no guarantee about when the FDA will make any decision concerning the NDA, or when, if ever, FDA approval will be granted. Approvals have also been granted in Israel, Canada, Australia, South Korea, and Switzerland, with additional applications pending in other geographies.

We have launched GALAFOLD in several European countries, including France, Germany, Italy, Spain, and the UK, on a commercial basis, as well as in select other countries through reimbursed EAPs. We have been granted pricing and reimbursement in 19 countries. We plan to continue to launch GALAFOLD in additional countries during 2018.

As an orally administered monotherapy, migalastat is designed to bind to and stabilize an endogenous alpha-galactosidase A (“alpha-Gal A”) enzyme in those patients with genetic mutations identified as amenable in a GLP cell-based amenability assay. Migalastat is an oral precision medicine intended to treat Fabry disease in patients who have amenable genetic mutations and, at this time, it is not intended for concomitant use with ERT.

Patients with Fabry disease have an inherited deficiency of the alpha-Gal A enzyme that would normally degrade the lipid substrate globotriaosylceramide in the lysosome. Genetic mutations that cause changes in the amino acid sequence of alpha-Gal A result in an unstable enzyme that does not efficiently fold into its correct three-dimensional shape and cannot be trafficked properly in the cell, even if it has the potential for biological activity. Migalastat is an oral small molecule pharmacological chaperone that is designed to bind to and stabilize a patient’s own endogenous target protein. This is considered a precision medicine because migalastat targets only patients with GLA mutations or variants amenable to migalastat.

We have completed two Phase 3 global registration studies of migalastat monotherapy. We have reported Phase 3 data in both treatment-naïve patients (“Study 011”) and ERT-switch patients (“Study 012”). Results from these studies have shown that treatment with migalastat results in reductions in disease substrate, stability of kidney function, reductions in cardiac mass, and improvement in gastrointestinal symptoms in patients with GLA mutations or variants amenable to migalastat in a validated GLP amenability assay.

 Next-Generation Therapies for Fabry Disease

We are committed to continued innovation for all people living with Fabry disease. For people living with Fabry disease who have non-amenable mutations or variants, which are not suitable for migalastat as a monotherapy, our strategy is to advance next-generation therapies such as our proprietary Fabry-ERT co-formulated with migalastat or other innovative technologies that we continue to evaluate.

We are leveraging our CHART® technology and advanced biologics capabilities to move forward with a proprietary Fabry ERT for co-formulation with migalastat. Master cell banking has been completed, process development work has commenced, and initial preclinical studies have been completed to potentially advance this novel co-formulation toward the clinic in 2019.

Novel ERT for Pompe Disease

We are leveraging our biologics capabilities and CHART® platform to develop Amicus Therapeutics GAA (AT-GAA, also known as ATB200/AT2221), a novel treatment paradigm for Pompe disease. AT-GAA consists of a uniquely engineered rhGAA enzyme, ATB200, with an optimized carbohydrate structure to enhance lysosomal uptake, administered in combination with a pharmacological chaperone, AT2221, to improve activity and stability. We acquired ATB200 as well as our enzyme targeting technology through our purchase of Callidus. ATB200 is our first biologic to enter clinical development.

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

We are engaged in ongoing collaborative discussions with U.S. and EU regulators regarding a registration-directed study for approval, manufacturing activities, and the best and fastest pathway forward for AT-GAA. A scientific advice meeting with the European Medicines Agency (“EMA”) was held in the second quarter of 2018. The scientific advice authorities from the EMA indicated that the current clinical package is not sufficient for a Conditional Marketing Authorization Application at this time. We intend to continue a dialogue on a potential pathway for conditional approval with the EMA authorities in 2019. In the U.S., ongoing interactions for this program include a Type C meeting scheduled to occur in the third quarter of 2018. We expect to provide an FDA update following the receipt of written minutes from this meeting. We continue to believe that the evolving regulatory path will include a series of further iterative discussions with regulators as the program advances and as additional data is collected.

Throughout 2017, we reported a cascade of interim data from a Phase 1/2 clinical study, ATB200-02, to investigate our novel Pompe treatment paradigm in Pompe patients. The primary objective was to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics (“PD”) of AT-GAA for an 18-week primary treatment period followed by a long-term extension. The three patient cohorts, enrolling 20 total patients across all cohorts, are ambulatory ERT-switch patients (Cohort 1), non-ambulatory ERT-switch patients (Cohort 2), and ERT-naïve patients (Cohort 3).

As of our interim analysis reported in October 2017, patients who completed six months of treatment with AT-GAA showed improvements in the six-minute walk test ("6MWT") distance and other measures of motor function, stability or increases in forced vital capacity ("FVC"), and further reductions in biomarkers of muscle damage and disease substrate, with consistent results reported in initial patients who completed nine months of treatment.

On February 8, 2018 we reported additional interim data from our clinical study ATB200-02 at the 14th Annual WORLD Symposium. Highlights included safety and tolerability data in all 20 patients (maximum of 20+ months of treatment) as well as PD data (muscle damage biomarker and disease substrate biomarker) for all 20 patients (15 ERT-switch patients and 5 ERT-naïve patients). To date, adverse events have been generally mild and transient. AT-GAA has resulted in a low rate of infusion-associated reactions (IARs) following 550+ infusions (three events of IARs in two patients; < 1% of all 550+ infusions with an IAR). The clinical pharmacokinetic profile has been consistent with previously reported preclinical data. Treatment with AT-GAA resulted in persistent and durable reductions in creatine kinase and urine hexose tetrasaccharide across all patient cohorts out to month 12.

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

Consolidated Results of Operations

Three Months Ended June 30, 2018 compared to June 30, 2017

The following table provides selected financial information for the Company:

	Three Months Ended June 30,
(in thousands)	2018	2017	Change
Net product sales	$21,309	$7,158	$14,151
Cost of goods sold	3,135	1,061	2,074
Cost of goods sold as a percentage of net product sales	14.7%	14.8%	(0.1)%
Operating expenses:
Research and development	34,660	31,985	2,675
Selling, general and administrative	29,172	19,311	9,861
Changes in fair value of contingent consideration payable	300	1,050	(750)
Depreciation	973	812	161
Other income (expense):
Interest income	2,913	753	2,160
Interest expense	(4,560)	(4,179)	(381)
Change in fair value of derivatives	(7,600)	—	(7,600)
Other (expense) income	(5,316)	2,400	(7,716)
Income tax benefit (expense)	(339)	(49)	(290)
Net loss attributable to common stockholders	$(61,833)	$(48,136)	$(13,697)

     Net Product Sales. Net product sales increased $14.2 million during the three months ended June 30, 2018 compared to the same period in the prior year. GALAFOLD was approved for sale in the EU in May 2016 and has been approved for pricing and reimbursement in 19 countries, as well as in select other European markets through reimbursed EAPs. The increase in revenue was related to the increase in the number of markets where we had obtained pricing and reimbursements and the corresponding increase in the number of patients being treated with GALAFOLD.

Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net product sales was 14.7% during the three months ended June 30, 2018 compared to 14.8% during the same period in the prior year.

Research and Development Expense.  The following table summarizes our principal product development programs, including the related stages of development, for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Three Months Ended June 30,
Projects	2018	2017
Third party direct project expenses
Migalastat (Fabry Disease)	$3,726	$2,529
AT-GAA (Pompe Disease)	9,538	10,206
SD-101 (EB-Epidermolysis Bullosa)	—	2,337
Pre-clinical programs	142	110
Total third party direct project expenses	13,406	15,182
Other project costs
Personnel costs	13,967	11,270
Other costs	7,287	5,533
Total other project costs	21,254	16,803
Total research and development costs	$34,660	$31,985

The increase in research and development costs was primarily due to increases in personnel and other costs with the advancement and enrollment of clinical studies and investments in manufacturing. The decrease in the EB program was due to the results announced in September 2017 that the study did not meet the primary or secondary endpoints in participants. The decrease in the Pompe program was due to the timing of manufacturing of ATB200 large scale batches.

Selling, General and Administrative Expense.  Selling, general and administrative increased $9.9 million primarily due to the expanded geographic scope of the ongoing commercial launch of GALAFOLD.

Changes in Fair Value of Contingent Consideration Payable. The change in the fair value of the contingent consideration payable of $0.8 million resulted from a decrease in the Scioderm, Inc. (“Scioderm”) contingent consideration of $0.7 million and decrease in the Callidus contingent consideration of $0.1 million. The fair value and change in fair value are impacted by updates to the estimated probability of achievement, assumed timing of milestones and adjustments to the discount periods and rates. The decrease in Scioderm contingent consideration was due to the results announced in September 2017 that the study did not meet the primary or secondary endpoints in participants, and, as a result, the contingent consideration is no longer payable.

Change in Fair Value of Derivatives. Subsequent to the underwritten public offering on February 15, 2018, we did not have sufficient unissued authorized shares to cover a conversion of the Convertible Notes. The fair value of the derivative liability for the conversion feature and derivative asset for the Capped Call Confirmations at February 15, 2018 was determined to be $507.4 million and $13.6 million, respectively, of which the portion that was determined to not be able to be net share settled was recorded with a corresponding impact to additional-paid-in-capital. Following the approval by the Company's stockholders on June 7, 2018, to increase the authorized shares of common stock to 500,000,000, we now have sufficient unissued authorized shares to cover a conversion of the Convertible Notes. As a result, the derivative liability and derivative asset were reclassified into additional-paid-in-capital. Subsequent changes to fair value of the derivatives were recorded through earnings on our consolidated statements of operations resulting in a change in fair value of derivatives for the three months ended June 30, 2018 of $7.6 million.

Other Expense. The $7.7 million increase in other expense was primarily due to unrealized losses on foreign exchange transactions.

Income Tax Benefit (Expense). The income tax expense is related to the provision during the three months ended June 30, 2018. We are subject to income taxes in the United States, although currently not a tax payer, and in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Six Months Ended June 30, 2018 compared to June 30, 2017

The following table provides selected financial information for the Company:

	Six Months Ended June 30,
(in thousands)	2018	2017	Change
Net product sales	$38,005	$11,327	26,678
Cost of goods sold	5,750	1,836	3,914
Cost of goods sold as a percentage of net product sales	15.1%	16.2%	(1.1)%
Operating expenses:
Research and development	75,458	62,861	12,597
Selling, general and administrative	56,568	38,443	18,125
Changes in fair value of contingent consideration payable	1,400	5,628	(4,228)
Depreciation	1,942	1,636	306
Other income (expense):
Interest income	4,650	1,512	3,138
Interest expense	(9,048)	(8,469)	(579)
Change in fair value of derivatives	(2,739)	—	(2,739)
Other (expense) income	(2,554)	3,010	(5,564)
Income tax benefit (expense)	1,053	(105)	1,158
Net loss attributable to common stockholders	$(111,751)	$(103,129)	$(8,622)

     Net Product Sales. Net product sales increased $26.7 million during the six months ended June 30, 2018 compared to the same period in the prior year. GALAFOLD was approved for sale in the EU in May 2016 and has been approved for pricing and reimbursement in 19 countries, as well as in select other European markets through reimbursed EAPs. The increase in revenue was related to the increase in the number of markets where we had obtained pricing and reimbursements and the corresponding increase in the number of patients being treated with GALAFOLD.

Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net product sales decreased to 15.1% during the six months ended June 30, 2018 compared to 16.2% during the same period in the prior year primarily due to an increase in the proportion of sales in countries subject to a lower royalty burden.

Research and Development Expense.  The following table summarizes our principal product development programs, including the related stages of development, for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Six Months Ended June 30,
Projects	2018	2017
Third party direct project expenses
Migalastat (Fabry Disease)	$7,434	$5,379
AT-GAA (Pompe Disease)	25,052	19,138
SD-101 (EB-Epidermolysis Bullosa)	—	5,764
Pre-clinical programs	800	238
Total third party direct project expenses	33,286	30,519
Other project costs
Personnel costs	28,916	22,752
Other costs	13,256	9,590
Total other project costs	42,172	32,342
Total research and development costs	$75,458	$62,861

The increase in research and development costs was primarily due to personnel and other costs and increases in clinical research and manufacturing costs with the advancement and enrollment of clinical studies and investments in manufacturing. The decrease in the EB program was due to the results announced in September 2017 that the study did not meet the primary or secondary endpoints in participants.

Selling, General and Administrative Expense.  Selling, general and administrative increased $18.1 million primarily due to the expanded geographic scope of the ongoing commercial launch of GALAFOLD.

Changes in Fair Value of Contingent Consideration Payable. The change in the fair value of the contingent consideration payable of $4.2 million resulted from a decrease in the Scioderm contingent consideration of $4.6 million offset by an increase in the Callidus contingent consideration of $0.4 million. The fair value and change in fair value are impacted by updates to the estimated probability of achievement, assumed timing of milestones and adjustments to the discount periods and rates.  The decrease in the Scioderm contingent consideration was due to the results announced in September 2017 that the study did not meet the primary or secondary endpoints in participants, and, as a result, the contingent consideration is no longer payable.

Change in Fair Value of Derivatives. Subsequent to the underwritten public offering on February 15, 2018, we did not have sufficient unissued authorized shares to cover a conversion of the Convertible Notes. The fair value of the derivative liability for the conversion feature and derivative asset for the Capped Call Confirmations at February 15, 2018 was determined to be $507.4 million and $13.6 million, respectively, of which the portion that was determined to not be able to be net share settled was recorded with a corresponding impact to additional-paid-in-capital. Following to the approval by the Company's stockholders on June 7, 2018, to increase the authorized shares of common stock to 500,000,000, we now have sufficient unissued authorized shares to cover a conversion of the Convertible Notes. As a result, the derivative liability and derivative asset were reclassified into additional-paid-in-capital. Subsequent changes to fair value of the derivatives were recorded through earnings on our consolidated statements of operations resulting in a change in fair value of derivatives for the six months ended June 30, 2018 of $2.7 million.

Other Expense.  The $5.6 million increase in other expense was primarily due to unrealized losses on foreign exchange transactions.

Income Tax Benefit (Expense). The income tax benefit related to a discrete tax item that was recorded during the six months ended June 30, 2018. We are subject to income taxes in the United States, although currently not a tax payer, and in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Liquidity and Capital Resources

As a result of our significant research and development expenditures, as well as expenditures to build a commercial organization to support the launch of GALAFOLD, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have historically funded our operations principally through the issuance and sale of stock, collaborations, debt financings, grants and non-refundable license fees.

Source of Liquidity

During the first quarter of 2018, we issued, through an underwritten offering, 20,239,839 shares of our common stock resulting in net proceeds of $294.6 million after deducting underwriting discounts and commissions and offering expenses payable by us. We expect to use the net proceeds of the offering for investment in the U.S. and international commercial infrastructure for migalastat HCl, investment in manufacturing capabilities for ATB200, the continued clinical development of our product candidates, research and development expenditures, clinical and pre-clinical trial expenditures, commercialization expenditures and for other general corporate purposes.

Cash flow discussion

As of June 30, 2018, we had cash, cash equivalents and marketable securities of $552.8 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents and marketable securities, refer to “—Note 3.  Cash, Cash Equivalents, Marketable Securities and Restricted Cash,” in our Notes to Consolidated Financial Statements.

Net Cash Used in Operating Activities

Net cash used in operations for the six months ended June 30, 2018 was $106.5 million. The components of net cash used in operations included the net loss for the six months ended June 30, 2018 of $111.8 million and the net increase in operating assets of $5.7 million. The change in operating assets was primarily due to increases in accounts receivable by$6.0 million and inventory of $3.4 million due to commercial sales of GALAFOLD, partially offset by a decrease in prepaid and other current assets of $4.6 million for spending to support commercial activities for GALAFOLD launch. The net cash used in operations was also impacted by a decrease in accounts payable and accrued expenses of $11.8 million, mainly related to program expenses and support for the commercial launch of GALAFOLD, and a decrease in deferred reimbursement of $5.0 million due to payment of a milestone.

Net cash used in operations for the six months ended June 30, 2017 was $91.8 million. The components of net cash used in operations included the net loss for the six months ended June 30, 2017 of $103.1 million and the increase in operating assets of $5.2 million. The increase in operating assets was primarily due to increases in accounts receivable of $2.2 million and inventories by $0.4 million due to an increase in commercial sales. The net cash used in operations was partially offset by an increase in operating liabilities of $3.8 million for the increase of $4.3 million in accounts payable and accrued expenses related to program expenses and support for the commercial launch of GALAFOLD.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $171.9 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash used in investing activities reflects $380.2 million for the purchase of marketable securities, and $1.9 million for the acquisition of property and equipment, partially offset by $210.2 million for the sale and redemption of marketable securities.

Net cash used in investing activities for the six months ended June 30, 2017 was $48.9 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash used in investing activities reflects $184.5 million for the purchase of marketable securities, and $2.3 million for the acquisition of property and equipment, partially offset by $137.9 million for the sale and redemption of marketable securities.

Net Cash Provided by/ Used in Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $303.6 million. Net cash provided by financing activities primarily reflects $294.6 million from the issuance of common stock, net of issuance costs, and $11.2 million from the exercise of stock options and warrants, partially offset by $2.0 million from the purchase of vested restricted stock units.
Net cash used in financing activities for the six months ended June 30, 2017 was $9.6 million. Net cash used in financing activities primarily reflects $10.0 million in payment for contingent consideration, and $1.0 million from the purchase of vested of restricted stock units, partially offset by $1.6 million from the exercise of stock options.

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

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	our ability to obtain reimbursement for migalastat HCl;

•	our ability to obtain market acceptance of migalastat HCl;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

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

Financial Uncertainties Related to Potential Future Payments

Milestone Payments / Royalties

We acquired exclusive worldwide patent rights to develop and commercialize migalastat and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with Mount Sinai School of Medicine (“MSSM”). This agreement expires upon expiration of the last of the licensed patent rights, which will be in 2018 in the U.S. and 2019 in Europe and Japan for monotherapy. If we develop a product for combination therapy of specific pharmacological chaperone such as migalastat plus an ERT for certain LSDs such as Fabry disease and a patent issues from the pending MSSM applications covering such a combination therapy(ies), expiration for the combination product(s) will be 2024.

In November 2013, we entered into the Revised Agreement (the "Revised Agreement") with GlaxoSmithKline (“GSK”), pursuant to which we have obtained global rights to develop and commercialize migalastat as a monotherapy and in combination with ERT for Fabry disease. The Revised Agreement amends and replaces in its entirety the earlier agreement entered into between us and GSK in July 2012 (the "Original Collaboration Agreement"). Under the terms of the Revised Agreement, there was no upfront payment from us to GSK. For migalastat monotherapy, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the United States. In addition, because we reacquired worldwide rights to migalastat, we are no longer eligible to receive any milestones or royalties we would have been eligible to receive under the Original Collaboration Agreement.

Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For the six months ended June 30, 2018, under the license agreements we paid $3.9 million in royalties and $5.0 million in sales-based milestones.

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

There were no significant changes during the six months ended June 30, 2018 to the items that we disclosed as our significant accounting policies and estimates described in “—Note 2. Summary of Significant Accounting Policies” to the Company’s financial statements as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as it relates to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is described below.

Revenue Recognition

Our net product sales consist of sales of GALAFOLD for the treatment of Fabry disease primarily in the EU. We have recorded revenue on sales where GALAFOLD is available either on a commercial basis or through a reimbursed EAP. Orders for GALAFOLD are generally received from pharmacies and the ultimate payor is typically a government authority.

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

     Recent Accounting Pronouncements

Please refer to “—Note 2. Summary of Significant Accounting Policies,” in our Notes to Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $2.3 million as of June 30, 2018. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. Our outstanding debt has a fixed interest rate and therefore, we have no exposure to interest rate fluctuations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to the Company’s Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2018)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from this Quarterly Report on Form 10-Q for the six months ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date: August 7, 2018	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ William D. Baird III
William D. Baird III
Chief Financial Officer
(Principal Financial Officer)