Form 10-Q
period 2019-06-30
AMICUS THERAPEUTICS, INC.
filed 2019-08-08
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of July 30, 2019 was 254,626,063 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended June 30, 2019

We have filed applications to register certain trademarks in the United States and abroad, including AMICUS THERAPEUTICS and design, AMICUS ASSIST and design, CHART and design, AT THE FOREFRONT OF THERAPIES FOR RARE AND ORPHAN DISEASES, HEALING BEYOND DISEASE, OUR GOOD STUFF, and Galafold® and design. FABRAZYME, MYOZYME, LUMIZYME, and REPLAGAL are the property of their respective owners.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are all statements, other than statements of historical facts, that discuss our current expectations and projections relating to our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management. These statements may be preceded by, followed by, or include the words "aim," "anticipate," "believe," "can," "could," "estimate," "expect," "forecast," "intend," "likely," "may," "outlook," "plan," "potential," "predict," "project," "seek," "should," "will," "would," the negatives or plurals thereof, and other words and terms of similar meaning, although not all forward-looking statements contain these identifying words.

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

•
the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials for our product candidates including those testing the use of pharmacological chaperones co-formulated and co-administered with ERT and for the treatment of lysosomal storage disorders and gene therapies for the treatment of rare genetic metabolic diseases;

•
the future results of on-going preclinical research and subsequent clinical trials for cyclin-dependent kinase-like 5 ("CDKL5") deficiency, including our ability to obtain regulatory approvals and commercialize CDKL5 therapies and obtain market acceptance for such therapies;

•	the costs, timing, and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales, and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	our ability to successfully commercialize Galafold® ("migalastat HCl");

•	our ability to manufacture or supply sufficient clinical or commercial products;

•	our ability to obtain reimbursement for Galafold®;

•	our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold®;

•	our ability to obtain market acceptance of Galafold®;

•	the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products, and technologies;

•
our ability to successfully integrate our acquired products and technologies into our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected;

•	our ability to establish collaborations and obtain milestone, royalty, or other payments from any such collaborators;

•	our ability to adjust to changes in European and United Kingdom markets as the United Kingdom leaves the European Union;

•	fluctuations in foreign currency exchange rates; and

•	changes in accounting standards.

In light of these risks and uncertainties, we may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, or investments we may make. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$220,578	$79,749
Investments in marketable securities	355,078	424,403
Accounts receivable	28,709	21,962
Inventories	10,395	8,390
Prepaid expenses and other current assets	20,116	16,592
Total current assets	634,876	551,096
Operating lease right-of-use assets, less accumulated amortization of $2,641 and $0 at June 30, 2019 and December 31, 2018, respectively	35,052	—
Property and equipment, less accumulated depreciation of $16,890 and $15,671 at June 30, 2019 and December 31, 2018, respectively	15,273	11,375
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	12,035	6,683
Total Assets	$918,033	$789,951
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and other current liabilities	$84,119	$80,625
Deferred reimbursements	2,750	5,500
Operating lease liabilities	2,678	—
Total current liabilities	89,547	86,125
Deferred reimbursements	11,406	10,156
Convertible notes	2,070	175,006
Senior secured term loan	146,994	146,734
Contingent consideration payable	21,247	19,700
Deferred income taxes	6,465	6,465
Operating lease liabilities	36,259	—
Other non-current liabilities	3,987	2,853
Total liabilities	317,975	447,039
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 254,513,522 and 189,383,924 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2,589	1,942
Additional paid-in capital	2,201,447	1,740,061
Accumulated other comprehensive loss:
Foreign currency translation adjustment	352	495
Unrealized gain (loss) on available-for-sale securities	355	(427)
Warrants	12,387	13,063
Accumulated deficit	(1,617,072)	(1,412,222)
Total stockholders’ equity	600,058	342,912
Total Liabilities and Stockholders’ Equity	$918,033	$789,951

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Net product sales	$44,130	$21,309	$78,176	$38,005
Cost of goods sold	5,367	3,135	9,422	5,750
Gross profit	38,763	18,174	68,754	32,255
Operating expenses:
Research and development	70,981	34,660	135,574	75,458
Selling, general, and administrative	42,578	29,172	86,881	56,568
Changes in fair value of contingent consideration payable	480	300	1,863	1,400
Depreciation and amortization	1,154	973	2,145	1,942
Total operating expenses	115,193	65,105	226,463	135,368
Loss from operations	(76,430)	(46,931)	(157,709)	(103,113)
Other income (expense):
Interest income	2,599	2,913	5,238	4,650
Interest expense	(4,625)	(4,560)	(11,079)	(9,048)
Loss on exchange of convertible notes	(4,501)	—	(40,624)	—
Change in fair value of derivatives	—	(7,600)	—	(2,739)
Other income (expense)	(877)	(5,316)	209	(2,554)
Loss before income tax	(83,834)	(61,494)	(203,965)	(112,804)
Income tax (expense) benefit	(717)	(339)	(885)	1,053
Net loss attributable to common stockholders	$(84,551)	$(61,833)	$(204,850)	$(111,751)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.36)	$(0.33)	$(0.91)	$(0.61)
Weighted-average common shares outstanding — basic and diluted	238,089,824	188,621,423	225,848,013	182,303,128

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(84,551)	$(61,833)	$(204,850)	$(111,751)
Other comprehensive (loss) gain:
Foreign currency translation adjustment gain (loss), net of tax impact of $(30), $(109), $(30) and $(109), respectively	1,881	2,308	77	503
Unrealized (loss) gain on available-for-sale securities, net of tax impact of $(220), $0, $(220) and $0, respectively	(22)	422	562	(19)
Other comprehensive income (loss)	$1,859	$2,730	$639	$484
Comprehensive loss	$(82,692)	$(59,103)	$(204,211)	$(111,267)

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Six Months Ended June 30, 2019

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	189,383,924	$1,942	$1,740,061	$13,063	$68	$(1,412,222)	$342,912
Stock issued from exercise of stock options, net	578,451	6	3,947	—	—	—	3,953
Restricted stock tax vesting	301,058	—	(1,940)	—	—	—	(1,940)
Stock issued for contingent consideration	771,804	8	9,308	—	—	—	9,316
Stock-based compensation	—	—	12,744	—	—	—	12,744
Warrants exercised	101,787	1	1,487	(676)	—	—	812
Equity component of the convertible notes	39,043,690	390	190,368	—	—	—	190,758
Termination of capped call confirmations	—	—	14,632	—	—	—	14,632
Unrealized holding gain on available-for-sale securities	—	—	—	—	584	—	584
Foreign currency translation adjustment	—	—	—	—	(1,804)	—	(1,804)
Net loss	—	—	—	—	—	(120,299)	(120,299)
Balance at March 31, 2019	230,180,714	$2,347	$1,970,607	$12,387	$(1,152)	$(1,532,521)	$451,668
Stock issued from exercise of stock options, net	561,177	5	2,802	—	—	—	2,807
Stock issued from equity financing	18,720,930	187	188,807	—	—	—	188,994
Restricted stock tax vesting	99,252	—	(615)	—	—	—	(615)
Stock-based compensation	—	—	9,935	—	—	—	9,935
Equity component of the convertible notes	4,951,449	50	24,668	—	—	—	24,718
Termination of capped call confirmations	—	—	5,243	—	—	—	5,243
Unrealized holding loss on available-for-sale securities	—	—	—	—	(22)	—	(22)
Foreign currency translation adjustment	—	—	—	—	1,881	—	1,881
Net loss	—	—	—	—	—	(84,551)	(84,551)
Balance at June 30, 2019	254,513,522	$2,589	$2,201,447	$12,387	$707	$(1,617,072)	$600,058
See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Six Months Ended June 30, 2018

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	166,989,790	$1,721	$1,400,758	$16,076	$(2,095)	$(1,063,610)	$352,850
Stock issued from exercise of stock options, net	560,721	6	3,972	—	—	—	3,978
Stock issued from equity financing	20,239,839	202	294,382	—	—	—	294,584
Restricted stock tax vesting	181,868	—	(1,912)	—	—	—	(1,912)
Stock-based compensation	—	—	7,478	—	—	—	7,478
Reclassification upon ASU 2018-02 adoption	—	—	—	—	(383)	383	—
Change in fair value of derivatives	—	—	(83,199)	—	—	—	(83,199)
Unrealized holding loss on available-for-sale securities	—	—	—	—	(441)	—	(441)
Foreign currency translation adjustment	—	—	—	—	(1,805)	—	(1,805)
Net loss	—	—	—	—	—	(49,916)	(49,916)
Balance at March 31, 2018	187,972,218	$1,929	$1,621,479	$16,076	$(4,724)	$(1,113,143)	$521,617
Stock issued from exercise of stock options, net	542,056	5	3,597	—	—	—	3,602
Restricted stock tax vesting	85,726	—	(115)	—	—	—	(115)
Stock-based compensation	—	—	6,341	—	—	—	6,341
Warrants exercised	453,214	5	6,625	(3,013)	—	—	3,617
Change in fair value of derivatives	—	—	85,938	—	—	—	85,938
Unrealized holding gain on available-for-sale securities	—	—	—	—	422	—	422
Foreign currency translation adjustment	—	—	—	—	2,308	—	2,308
Net loss	—	—	—	—	—	(61,833)	(61,833)
Balance at June 30, 2018	189,053,214	$1,939	$1,723,865	$13,063	$(1,994)	$(1,174,978)	$561,895
See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(204,850)	$(111,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	2,104	5,273
Depreciation and amortization	2,145	1,942
Stock-based compensation	22,679	13,819
Loss on exchange of convertible debt	40,624	—
Change in fair value of derivatives	—	2,739
Non-cash changes in the fair value of contingent consideration payable	1,863	1,400
Foreign currency remeasurement loss	530	2,107
Changes in operating assets and liabilities:
Accounts receivable	(6,829)	(6,043)
Inventories	(1,908)	(3,449)
Prepaid expenses and other current assets	(3,523)	4,584
Accounts payable and accrued expenses	12,453	(11,801)
Other non-current assets and liabilities	(819)	(336)
Deferred reimbursements	(1,500)	(5,000)
Net cash used in operating activities	$(137,031)	$(106,516)
Investing activities
Sale and redemption of marketable securities	261,425	210,239
Purchases of marketable securities	(191,318)	(380,234)
Capital expenditures	(5,110)	(1,881)
Net cash provided by (used in) investing activities	$64,997	$(171,876)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	188,994	294,584
Payment of finance leases	(98)	(142)
Purchase of vested restricted stock units	(2,555)	(2,027)
Proceeds from termination of capped call confirmations	19,875	—
Proceeds from exercise of stock options	6,760	7,580
Proceeds of exercise of warrants	812	3,617
Net cash provided by financing activities	$213,788	$303,612
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(941)	$(1,016)
Net increase in cash, cash equivalents, and restricted cash	140,813	24,204
Cash, cash equivalents, and restricted cash at beginning of period	$82,375	$51,237
Cash, cash equivalents, and restricted cash at end of period	$223,188	$75,441
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$9,302	$3,774
Capital expenditures, unpaid	$837	$—
Capital expenditures funded by capital lease	$—	$81
Payment of contingent consideration in shares	$9,316	$—

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1. Business

Amicus Therapeutics, Inc. (the "Company") is a global patient-dedicated biotechnology company engaged in the discovery, development, and commercialization of a diverse set of novel treatments for patients living with rare metabolic diseases. With one medicine for Fabry disease that has achieved widespread global approval, a differentiated biologic for Pompe disease in the clinic, and an industry leading rare disease gene therapy portfolio.
The cornerstone of the Company's portfolio is Galafold® (also referred to as "migalastat"), the first and only approved oral precision medicine for people living with Fabry disease who have amenable genetic variants. Migalastat is currently approved under the trade name Galafold® in the United States ("U.S."), European Union ("E.U."), and Japan, with additional approvals granted and applications pending in several other geographies. During the third quarter of 2018, the Company initiated the commercial launch of Galafold® in the U.S. for the treatment of adult patients with a confirmed diagnosis of Fabry disease and an amenable genetic variant.
The lead biologics program of the Company's pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221), a novel, clinical-stage, potential best-in-class treatment paradigm for Pompe disease. In February 2019, the U.S. Food and Drug Administration ("FDA") granted Breakthrough Therapy Designation to AT-GAA for the treatment of late onset Pompe disease.
The Company has established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("NCH") and a recently expanded collaboration with the University of Pennsylvania ("Penn"). The Company's pipeline includes gene therapy programs in rare, neurologic lysosomal disorders ("LDs") with programs in CLN6, CLN3, and CLN8 Batten disease, Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Niemann-Pick Type C (“NPC”), Mucopolysaccharidosis Type IIIB ("MPSIIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPSIIIA"). This expanded collaboration with Penn also provides the Company with exclusive disease-specific access and option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystophy, and select other muscular dystrophies.
During the second quarter of 2019, the Company completed an underwritten equity offering and issued 18.7 million shares of its common stock at $10.75 per share, inclusive of the fully exercised option to purchase additional shares from the initial offering. This transaction resulted in net proceeds of $189.0 million, after deducting underwriting discounts and commissions and offering expenses.
During the six months ended June 30, 2019, the Company entered into separate, privately negotiated exchange agreements (the "Exchange Agreements") with a limited number of holders (the "Holders") of the unsecured Convertible Senior Notes due in 2023 ("Convertible Notes"). Under the terms of the Exchange Agreements, the Holders agreed to exchange an aggregate principal amount of $247.2 million of Convertible Notes held by them in exchange for an aggregate of approximately 44.0 million shares of the Company common stock, par value $0.01 per share.
The Company had an accumulated deficit of $1.6 billion as of June 30, 2019 and anticipates incurring losses through the fiscal year ending December 31, 2019 and beyond. The Company has historically funded its operations through stock offerings, debt issuances, Galafold® revenues, collaborations, and other financing arrangements.
The current cash position, including expected Galafold® revenues, is sufficient to fund ongoing Fabry, Pompe, and gene therapy program operations into 2021. Potential future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact the Company's future capital requirements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's interim financial information.

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

Reclassification

Certain prior year amounts have been reclassified for comparative purposes. The reclassifications did not affect results of operations, net assets, or cash flows.

Cash, Cash Equivalents, Marketable Securities, and Restricted Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Consolidated Balance Sheets. Unrealized holding gains and losses are reported within comprehensive income (loss) in the Consolidated Statements of Comprehensive Loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations, or other observable inputs.

Restricted cash consists primarily of funds held to satisfy the requirements of certain agreements that are restricted in their use and is included in non-current assets on the Consolidated Balance Sheets.

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company invests its marketable securities in high-quality commercial financial instruments. The Company has not recognized any losses from credit risks on such accounts during any of the periods presented. The Company believes it is not exposed to significant credit risk on cash and cash equivalents or its marketable securities.

The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold®. The Company's accounts receivable at June 30, 2019 have arisen from product sales primarily in the E.U. and U.S. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined and the Company evaluates the creditworthiness of each customer on a regular basis. As of June 30, 2019, the Company recorded an allowance for doubtful accounts of $0.2 million.

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

The Company recognizes revenue when its performance obligations to its customers have been satisfied, which occurs at a point in time when the pharmacies or distributors obtain control of Galafold®. The transaction price is determined based on fixed consideration in the Company's customer contracts and is recorded net of estimates for variable consideration, which are third party discounts and rebates. The identified variable consideration is recorded as a reduction of revenue at the time revenue from the sale of Galafold® is recognized. The Company recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration received. The Company evaluates these estimates each reporting period to reflect known changes.

The following table summarizes the Company's net product sales from Galafold® disaggregated by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
U.S.	$12,181	$—	$21,249	$—
Ex-U.S.	31,949	21,309	56,927	38,005
Total net product sales	$44,130	$21,309	$78,176	$38,005

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
Cost of goods sold includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, provisions for excess and obsolete inventory, as well as royalties payable. A portion of the inventory available-for-sale was expensed as research and development costs prior to regulatory approval and as such the cost of goods sold and related gross margins are not necessarily indicative of future cost of goods sold and gross margin.
Leases
The Company primarily enters into lease agreements for office space, equipment, and vehicles. The leases have varying terms, some of which could include options to renew, extend, and early terminate. The Company determines if an arrangement is a lease at contract inception. Operating leases are included in right-of-use ("ROU") assets and lease liabilities on the Consolidated Balance Sheets.

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
Lease payments included in the measurement of the lease liability are comprised of fixed payments. Variable lease payments are excluded from the ROU asset and lease liability and are recognized in the period in which the obligation for those payments is incurred. Variable lease payments are presented in the Consolidated Statements of Operations in the same line item as expenses arising from fixed lease payments for operating leases. The Company has lease agreements that include lease and non-lease components, which the Company accounts for as a single lease component for all underlying asset categories.
The lease term for all of the Company's leases include the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company applies this policy to all underlying asset categories.
The information presented for the periods prior to January 1, 2019 has not been restated and is reported under the accounting standard in effect for those periods. For additional information, see " —Note 9. Leases" and "—Note 2. Summary of Significant Accounting Policies, Recent Accounting Developments - Guidance Adopted in 2019."
Recent Accounting Developments - Guidance Adopted in 2019
ASU 2016-02 - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet for all lease obligations and disclosing key information about leasing arrangements. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous generally accepted accounting principles. In August 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, ("ASU 2018-11"). ASU 2018-11 provided entities with an additional transition method for adoption, whereby, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Effective January 1, 2019 the Company adopted ASU 2016-02, along with the amendments issued in 2017 and 2018, and elected the transition method in ASU 2018-11. The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carry forward its historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs. In addition, the Company applied the short-term lease recognition exemption for leases with terms at inception not greater than 12 months and will apply the practical expedient not to separate lease and non-lease components for new and modified leases commencing after adoption. The information presented for the periods prior to January 1, 2019 has not been restated and is reported under the accounting standard in effect for those periods. Upon adoption, the Company recorded a lease liability with a corresponding right-of-use asset of $17.6 million. The adoption did not have a material impact on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.
In August 2018, the Securities Exchange Commission ("SEC") issued Final Rule 33-10532, Disclosure Update and Simplification, which amends certain disclosure requirements that were redundant, duplicative, overlapping, or superseded by other SEC disclosure requirements. The amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders' equity in interim periods. The rule was effective 30 days after its publication in the Federal Register. The rule was posted on October 4, 2018. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders' equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company adopted the guidance for the period ended March 31, 2019.

Recent Accounting Developments - Guidance Not Yet Adopted
ASU 2018-13— In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments modify the disclosure requirements in Topic 820. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes (i) in unrealized gains and losses, (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and (iii) the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently assessing the impact that this standard will have on its consolidated financial statements upon adoption.
ASU 2017-04 — In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the recognition and measurement of a goodwill impairment loss by eliminating Step 2 of the quantitative goodwill impairment test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if any. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact that this standard will have on its consolidated financial statements upon adoption.
ASU 2016-13 — In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected and amends guidance on the impairment of financial instruments. ASU 2016-13 is effective for public companies who are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is currently assessing the impact that this standard will have on its consolidated financial statements upon adoption.

Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash

As of June 30, 2019, the Company held $220.6 million in cash and cash equivalents and $355.1 million of available-for-sale debt securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive loss in the Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

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

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of June 30, 2019
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$220,578	$—	$—	$220,578
Corporate debt securities	169,425	148	(15)	169,558
Commercial paper	111,872	156	(2)	112,026
Asset-backed securities	73,025	68	—	73,093
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$575,301	$372	$(17)	$575,656
Included in cash and cash equivalents	$220,578	$—	$—	$220,578
Included in marketable securities	354,723	372	(17)	355,078
Total cash, cash equivalents, and marketable securities	$575,301	$372	$(17)	$575,656

	As of December 31, 2018
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$79,749	$—	$—	$79,749
Corporate debt securities	240,969	7	(250)	240,726
Commercial paper	115,245	—	(104)	115,141
Asset-backed securities	68,215	4	(84)	68,135
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$504,579	$11	$(438)	$504,152
Included in cash and cash equivalents	$79,749	$—	$—	$79,749
Included in marketable securities	424,830	11	(438)	424,403
Total cash, cash equivalents, and marketable securities	$504,579	$11	$(438)	$504,152

For the six months ended June 30, 2019 there were no realized gains. For the fiscal year ended December 31, 2018, there were nominal realized gains. The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available-for-sale debt securities as of June 30, 2019 and December 31, 2018 reflect temporary impairments that have been in a loss position for less than twelve months and as such are recognized in other comprehensive gain (loss). The fair value of these available-for-sale debt securities in unrealized loss positions was $38.5 million and $403.1 million as of June 30, 2019 and December 31, 2018, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$220,578	$79,749	$73,311	$49,060
Restricted cash	2,610	2,626	2,130	2,177
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$223,188	$82,375	$75,441	$51,237

Note 4. Inventories

Inventories consist of raw materials, work-in-process, and finished goods related to the manufacture of Galafold®. The following table summarizes the components of inventories:

(in thousands)	June 30, 2019	December 31, 2018
Raw materials	$4,018	$1,291
Work-in-process	3,320	3,485
Finished goods	3,057	3,614
Total inventories	$10,395	$8,390

The Company recorded a reserve for inventory of $0.2 million as of June 30, 2019 and December 31, 2018.

Note 5. Debt

Senior Secured Term Loan due 2023

In September 2018, the Company entered into a loan agreement with BioPharma Credit PLC as the lender. The loan agreement provides for a $150 million senior secured term loan ("Senior Secured Term Loan") with an interest rate equal to the 3-month LIBOR plus 7.50% per annum and matures 5 years from the maturity date. The Senior Secured Term Loan will be repaid in four quarterly payments equal to 12.50% thereof starting on the forty-eight month anniversary of the date of the first credit extension with the balance due on the Maturity Date. Interest is payable quarterly in arrears. The Senior Secured Term Loan contains certain customary representations and warranties, affirmative and negative covenants, and events of default applicable to the Company and certain of its subsidiaries, but does not include any financial covenants relating to the achievement or maintenance of revenue or cash flow. If an event of default occurs and is continuing, the lender may declare all amounts outstanding under the Senior Secured Term Loan to be immediately due and payable. The Company received net proceeds of $146.6 million in September 2018, after deducting fees and estimated expenses payable by the Company.
Convertible Notes due 2023

In December 2016, the Company issued at par value $250 million aggregate principal amount of Convertible Notes, which included the exercise in full of the $25 million over-allotment option granted to the initial purchasers of the Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the "Note Offering"). Interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017. The Convertible Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. The Convertible Notes are convertible at the option of the Holders, under certain circumstances and during certain periods, into cash, shares of the Company's common stock or a combination thereof. The net proceeds from the Note Offering were $243.0 million, after deducting fees and estimated expenses payable by the Company. In addition, the Company used $13.5 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the capped call transactions ("Capped Call Confirmations") that the Company entered into in connection with the issuance of the Convertible Notes. In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components based on their relative values. The Convertible Notes were initially convertible into 40.8 million shares of the Company's common stock under certain circumstances prior to maturity at a conversion rate of 163.3987 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of $6.12 per share of the Company's common stock, subject to adjustment under certain conditions.

On February 15, 2018, the Company entered into an underwriting agreement relating to an underwritten public offering of 19.4 million shares of the Company's common stock. Under the terms of the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days after February 16, 2018, to purchase up to an additional 2.9 million shares of the Company's common stock, which was exercised with respect to 885,000 shares of the Company's common stock.

Subsequent to the underwritten public offering on February 15, 2018, the Company did not have sufficient unissued authorized shares to cover a conversion of the Convertible Notes. As a result, the Company accounted for the portion of the bifurcated conversion feature and of the Capped Call Confirmations that would not be able to be net share settled as a current derivative liability and as a derivative asset, respectively. The fair value of the derivative liability for the conversion feature and derivative asset for the Capped Call Confirmations at February 15, 2018 was determined to be $507.4 million and $13.6 million, respectively, of which the portion that was determined to not be able to be net share settled was recorded with a corresponding impact to additional-paid-in-capital. Subsequent changes to fair value of the derivatives were recorded through earnings on the Consolidated Statements of Operations resulting in a change in fair value of derivatives for the three and six months ended June 30, 2018 of $(7.6) million and $(2.7) million, respectively.

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

During the six months ended June 30, 2019, the Company entered into separate, privately negotiated Exchange Agreements with the Holders of the Convertible Notes. Under the terms of the Exchange Agreements , the Holders agreed to exchange an aggregate principal amount of $247.2 million of Convertible Notes held by them in exchange for an aggregate of approximately 44.0 million shares of Company common stock, par value $0.01 per share. In addition, pursuant to the Exchange Agreements, the Company made aggregate cash payments of $1.3 million during the six months ended June 30, 2019, to the Holders to satisfy accrued and unpaid interest to the closing date of the transaction, along with cash in lieu of fractional shares. The transaction resulted in $215.0 million in additional paid-in-capital and common stock of $0.4 million in the Consolidated Balance Sheets as of June 30, 2019. Additionally, the Company recognized a net loss on the exchange of debt of $36.1 million and $4.5 million in the Consolidated Statements of Operations for the quarters ended March 31, 2019 and June 30, 2019, respectively.
The last reported sale price of the Company's common stock was equal to or more than 130% of the conversion price of the Convertible Notes for at least 20 trading days of the 30 consecutive trading days ending on the last day of the second quarter. As a result, the remaining Convertible Notes are currently convertible into the Company's common stock.
During the six months ended June 30, 2019, the Company also terminated the Capped Call Confirmations related to the exchange of the Convertible Notes for proceeds of $19.9 million.
The Convertible Notes and Senior Secured Term Loan consist of the following:

Liability component (in thousands)	June 30, 2019	December 31, 2018
Principal	$152,825	$400,000
Less: debt discount (1)	(3,373)	(74,145)
Less: deferred financing (1)	(388)	(4,115)
Net carrying value of the debt	$149,064	$321,740

______________________________________
(1) Included in the Consolidated Balance Sheets within Convertible Notes and Senior Secured Term Loan and amortized to interest expense over the remaining life of the Convertible Notes and Senior Secured Term Loan using the effective interest rate method.

The following table sets forth total interest expense recognized related to the Convertible Notes and Senior Secured Term Loan for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Interest component (in thousands)	2019	2018	2019	2018
Contractual interest expense	$4,146	$1,888	$8,959	$3,775
Amortization of debt discount	423	2,539	1,982	5,011
Amortization of deferred financing	39	133	122	262
Total	$4,608	$4,560	$11,063	$9,048

Note 6. Stockholders' Equity

During the six months ended June 30, 2019, 101,787 warrants were exercised at $7.98 per share of common stock resulting in gross cash proceeds of $0.8 million.

As discussed in "— Note 1. Business" during the second quarter of 2019, the Company completed an underwritten equity offering and issued 18.7 million shares of its common stock at $10.75 per share, inclusive of the fully exercised option to purchase additional shares from the initial offering. This transaction resulted in net proceeds of $189.0 million, after deducting underwriting discounts and commissions and offering expenses.

As discussed in ''— Note 5. Debt'' during the six months ended June 30, 2019, the Company entered into separate, privately negotiated Exchange Agreements with the Holders of the Convertible Notes. Under the terms of the Exchange Agreements, the Holders agreed to exchange an aggregate principal amount of $247.2 million of Convertible Notes held by them in exchange for an aggregate of approximately 44.0 million shares of Company common stock, par value $0.01 per share.

As discussed in "— Note 8. Assets and Liabilities Measured at Fair Value", the Company reached a clinical milestone, which was the dosing of the first patient in a Phase 3 study, related to the contingent consideration from the acquisition of Callidus. The milestone for this event was $9.0 million, which was paid in Company common stock in the first quarter of 2019, and resulted in a $9.3 million impact on stockholder's equity.

Note 7. Share-Based Compensation

The Company's Equity Incentive Plans consist of the Amended and Restated 2007 Equity Incentive Plan (the "Plan") and the 2007 Director Option Plan (the "2007 Director Plan"). The Plan provides for the granting of restricted stock units and options to purchase common stock in the Company to employees, directors, advisors, and consultants at a price to be determined by the Company's Board of Directors. The Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company's business. The 2007 Director Plan is intended to promote the recruiting and retention of highly qualified eligible directors and strengthen the commonality of interest between directors and stockholders by encouraging ownership of common stock of the Company. The Board of Directors, or its committee, is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option.

Stock Option Grants

The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected stock price volatility	74.2%	81.1%	74.2%	81.2%
Risk free interest rate	2.0%	2.8%	2.4%	2.4%
Expected life of options (years) (1)	5.68	5.62	5.68	5.62
Expected annual dividend per share	$—	$—	$—	$—

______________________________________
(1) The average expected life is determined using actual historical data.

A summary of the Company's stock options for the six months ended June 30, 2019 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2018	15,810	$8.63
Granted	3,683	$10.36
Exercised	(1,139)	$5.93
Forfeited	(445)	$11.02
Expired	(60)	$13.61
Options outstanding, June 30, 2019	17,849	$9.09	6.8 years	$68.7
Vested and unvested expected to vest, June 30, 2019	16,975	$8.99	6.7 years	$66.8
Exercisable at June 30, 2019	10,624	$8.14	5.5 years	$50.1

As of June 30, 2019, the total unrecognized compensation cost related to non-vested stock options granted was $40.8 million and is expected to be recognized over a weighted average period of three years.

Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")

RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2018	3,712	$10.59
Granted	3,262	$11.02
Vested	(788)	$9.28
Forfeited	(301)	$10.32
Non-vested units as of June 30, 2019	5,885	$11.09	2.7 years	$73.5

All non-vested units granted as of June 30, 2019 are expected to vest over their normal term. As of June 30, 2019, there was $47.5 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of three years.

Compensation Expense Related to Equity Awards

The following table summarizes information related to compensation expense recognized in the Consolidated Statements of Operations related to the equity awards:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Equity compensation expense recognized in:
Research and development expense	$3,952	$2,641	$8,984	$5,698
Selling, general, and administrative expense	5,983	3,700	13,695	8,121
Total equity compensation expense	$9,935	$6,341	$22,679	$13,819

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

A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of June 30, 2019 are identified in the following table:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$112,026	$112,026
Asset-backed securities	73,093	73,093
Corporate debt securities	169,558	169,558
Money market funds	4,224	4,224
	$358,901	$358,901

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$21,247	$21,247
Deferred compensation plan liability	3,874	—	3,874
	$3,874	$21,247	$25,121

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

The Company's Convertible Notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. The fair value of the debt at June 30, 2019 was $6.1 million.

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

The Company did not have any Level 3 assets as of June 30, 2019 or December 31, 2018.

 Cash, Money Market Funds, and Marketable Securities

The Company classifies its cash within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in an active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available-for-sale debt securities and classifies these assets and the money market funds within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2019. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2019.

Contingent Consideration Payable

The contingent consideration payable resulted from the acquisition of Callidus Biopharma, Inc. ("Callidus") in November 2013. The most recent valuation was determined using a probability weighted discounted cash flow valuation approach. Using this approach, expected future cash flows are calculated over the expected life of the agreement, are discounted, and then exercise scenario probabilities are applied. The valuation is performed quarterly. Gains and losses are included in the Consolidated Statements of Operations.

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

The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB200 Pompe program:

Contingent Consideration Liability	Fair Value as of June 30, 2019	Valuation Technique	Unobservable Input	Range
	(in thousands)

			Discount rate	10.1%

Clinical and regulatory milestones	$20,999	Probability weighted discounted cash flow	Probability of achievement of milestones	75%-78%

			Projected year of payments	2021-2022

Contingent consideration liabilities are remeasured to fair value each reporting period using discount rates, probabilities of payment, and projected payment dates. Projected contingent payment amounts related to clinical and regulatory based milestones are discounted back to the current period using a discounted cash flow model. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs together, or in isolation, may result in a significantly lower or higher fair value measurement. There is no assurance that any of the conditions for the milestone payments will be met.

The Company reached a clinical milestone, which was the dosing of the first patient in a Phase 3 study, related to the contingent consideration from the acquisition of Callidus. The milestone for this event was $9.0 million, which was paid in Company common stock in the first quarter of 2019, resulting in $9.3 million impact on stockholder's equity.

The following table shows the change in the balance of contingent consideration payable for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of the period	$20,767	$26,500	$28,700	$25,400
Payment of contingent consideration in stock	—	—	(9,316)	—
Changes in fair value during the period, included in the Consolidated Statements of Operations	480	300	1,863	1,400
Balance, end of the period	$21,247	$26,800	$21,247	$26,800

Deferred Compensation Plan - Investment and Liability

The Deferred Compensation Plan (the "Deferral Plan") provides certain key employees and members of the Board of Directors with an opportunity to defer the receipt of such participant's base salary, bonus, and director's fees, as applicable. Deferral Plan assets are classified as trading securities and recorded at fair value with changes in the investment's fair value recognized in the period they occur. The asset investments consist of market exchanged mutual funds. The Company considers its investments in marketable securities as available-for-sale and classifies these assets and related liability within the fair value hierarchy as Level 2, primarily utilizing broker quotes in a non-active market for valuation of these securities.

Note 9. Leases

The Company currently has operating leases for office and research laboratory space, equipment, and vehicles under agreements expiring at various dates through 2044, which include renewal options on leases which the Company is reasonably certain to exercise.
For the three and six months ended June 30, 2019, operating lease expense was $2.7 million and $4.8 million, respectively. For the six months ended June 30, 2019, the Company paid $2.4 million for amounts included in the measurement of operating lease liabilities and recorded $0.2 million of right-of-use assets obtained in exchange for new operating lease liabilities.
Commitments under finance leases are not significant.
Supplemental balance sheet information related to operating leases was as follows:

(in thousands, except year and discount rate amounts)	June 30, 2019
Operating lease ROU asset	$35,052

Current portion of the operating lease liabilities	$2,678
Non-current portion of the operating lease liabilities	36,259
Total operating lease liability	$38,937

Weighted-average remaining lease terms (years)	14.8
Weighted-average discount rate	12.9%

At June 30, 2019, the future minimum lease payments were as follows:

( in thousands)	Operating Leases
2019 (excludes the six months ended June 30, 2019)	$2,781
2020	9,647
2021	10,566
2022	10,411
2023	10,789
Thereafter	174,673
Total lease payments	$218,867
Less lease incentives	(28,939)
Less imputed interest	(150,991)
Total operating lease liability	$38,937

At December 31, 2018, the future minimum lease payments were as follows:

( in thousands)	Operating Leases
2019	$6,244
2020	4,063
2021	3,560
2022	3,371
2023	3,611
Thereafter	10,038
Total lease payments	$30,887

Note 10. Basic and Diluted Net Loss per Common Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(84,551)	$(61,833)	$(204,850)	$(111,751)
Denominator:
Weighted average common shares outstanding — basic and diluted	238,089,824	188,621,423	225,848,013	182,303,128

Dilutive common stock equivalents would include the dilutive effect of common stock options, convertible debt units, RSUs, and warrants for common stock equivalents. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.

The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of June 30,
(in thousands)	2019	2018
Options to purchase common stock	17,849	15,869
Convertible notes	462	40,850
Outstanding warrants, convertible to common stock	2,555	2,657
Unvested restricted stock units	5,885	3,556
Vested restricted stock units, unissued	227	111
Total number of potentially issuable shares	26,978	63,043

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global patient-dedicated biotechnology company engaged in the discovery, development, and commercialization of a diverse set of novel treatments for patients living with rare metabolic diseases. With one medicine for Fabry disease that has achieved widespread global approval, a differentiated biologic for Pompe disease in the clinic, and an industry leading rare disease gene therapy portfolio.
The cornerstone of our portfolio is Galafold® (also referred to as "migalastat"), the first and only approved oral precision medicine for people living with Fabry disease who have amenable genetic variants. Migalastat is currently approved under the trade name Galafold® in the United States ("U.S."), European Union ("E.U."), and Japan, with additional approvals granted and applications pending in several geographies. During the third quarter of 2018, we initiated the commercial launch of Galafold® in the U.S. for the treatment of adult patients with a confirmed diagnosis of Fabry disease and an amenable genetic variant.
The lead biologics program of our pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221), a novel, clinical-stage, potential best-in-class treatment paradigm for Pompe disease. In February 2019, the U.S. Food and Drug Administration ("FDA") granted Breakthrough Therapy designation to AT-GAA for the treatment of late onset Pompe disease.
We have established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("NCH") and a recently expanded collaboration with the University of Pennsylvania ("Penn"). Our pipeline includes gene therapy programs in rare, neurologic lysosomal disorders ("LDs") with programs in CLN6, CLN3, and CLN8 Batten disease, Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Niemann-Pick Type C (“NPC”), Mucopolysaccharidosis Type IIIB ("MPSIIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPSIIIA"). This expanded collaboration with Penn also provides us with exclusive disease-specific access and the option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystophy, and select other muscular dystrophies.

Our Strategy

Our strategy is to create, manufacture, test, and deliver the highest quality medicines for people living with rare metabolic diseases through internally developed, acquired, or in-licensed products and product candidates that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. In addition to our programs in Fabry and Pompe, we have begun to leverage our global capabilities to develop and expand our robust pipeline through our recent entry into genomic medicine. We have made significant progress toward fulfilling our vision to build a leading global biotechnology company focused on rare metabolic diseases.

Highlights of our progress in the first six months of 2019 include:

•
Commercial and regulatory success in Fabry disease. During the six months ended June 30, 2019, Galafold® revenue totaled $78.2 million, an increase of $40.2 million compared to the same period in the prior year. We continue to see strong momentum in new markets including in the U.S. and Japan, as well as in our more mature markets. In the countries we have been operating the longest, such as Germany and the United Kingdom, we see an increasing proportion of previously untreated patients come onto Galafold®. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.

•
Pompe clinical program milestones. We reported positive data from a Phase 1/2 clinical study to evaluate Pompe disease patients treated with our novel treatment paradigm AT-GAA for up to 24 months. The U.S. FDA also granted Breakthrough Therapy designation for AT-GAA for the treatment of late-onset Pompe disease. We are currently enrolling a global pivotal study of AT-GAA (ATB200-03, also known as PROPEL) which is on track to enroll approximately 100 participants with late-onset Pompe disease at up to 90 global sites.

•
Pipeline growth. With our recent gene therapy program expansion, we have established an industry leading gene therapy portfolio of medicines for people living with rare metabolic diseases. Through our license with NCH, we acquired worldwide development and commercial rights for ten gene therapy programs in rare, neurologic LDs with programs in CLN6, CLN3, and CLN8 Batten disease. Additionally, four programs were added to the pipeline through ongoing collaborations with Penn to pursue research and development of novel gene therapies for Pompe disease, Fabry disease, CDD, NPC, MPSIIIB, as well as a next generation program in MPSIIIA.

•
Manufacturing. We successfully scaled up manufacturing of our Pompe biologic to commercial scale (1,000L) for our pivotal PROPEL study and commercial supply. Our supply agreement with WuXi Biologics and current capacity are expected to produce sufficient quantities to serve the entire Pompe population as quickly as possible after receipt of applicable regulatory approvals. For gene therapy, we have recently entered into strategic partnerships with two best-in-class contract development and manufacturing organizations: Catalent Biologics and Thermo Fisher Scientific. Catalent Biologics will support our clinical manufacturing capabilities and capacity for multiple active preclinical lysosomal disorder programs that are currently in development in collaboration with Penn. Thermo Fisher will assist with late-stage clinical and commercial-scale capabilities and provides us with immediate clinical and commercial manufacturing capabilities and capacity for the Amicus intrathecal AAV Batten disease gene therapy programs.

•
Financial strength. Total cash, cash equivalents, and marketable securities of $575.7 million at June 30, 2019 compared to $504.2 million at December 31, 2018. The current cash position, including expected Galafold® revenues, is sufficient to fund ongoing Fabry, Pompe, and gene therapy program operations into 2021. Potential future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.

 Our Commercial Product and Product Candidates

Galafold® (Migalastat HCl) for Fabry Disease

Our oral precision medicine Galafold® was granted accelerated approval by the FDA in August 2018 under the brand name Galafold® for the treatment of adults with a confirmed diagnosis of Fabry disease and an amenable galactosidase alpha gene ("GLA") variant based on in vitro assay data. The FDA approved Galafold® for 348 amenable GLA variants. Galafold® was approved in the E.U. in May 2016 as a first-line therapy for long-term treatment of adults and adolescents, aged 16 years and older, with a confirmed diagnosis of Fabry disease and who have an amenable variant. The approved E.U. label includes 367 Fabry-causing variants, which represent up to half of all patients with Fabry disease. Approvals have also been granted in Australia, Canada, Israel, Japan, South Korea, and Switzerland, with additional applications pending in other geographies. We have been granted pricing and reimbursement in 24 countries. We plan to continue to launch Galafold® in additional countries during 2019.

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

Novel ERT for Pompe Disease

We are leveraging our biologics capabilities to develop AT-GAA, a novel treatment paradigm for Pompe disease. AT-GAA consists of a uniquely engineered rhGAA enzyme, ATB200, with an optimized carbohydrate structure to enhance lysosomal uptake, administered in combination with a pharmacological chaperone, AT2221, to improve activity and stability. We initiated a global Phase 3 clinical study ("ATB200-03", or "PROPEL") of AT-GAA in adult patients with late onset Pompe disease in 2018, with the first patient dosed in December 2018.

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

In February 2019, we reported additional interim data from our clinical study ATB200-02 at the 15th Annual WORLDSymposium™. Highlights included muscle function, safety and tolerability data in patients as well as pharmacodynamic data (muscle damage biomarker, creatine kinase, and disease substrate biomarker, urine hexose tetrasaccharide). Muscle function improved in 16 out of 17 patients who have available data for up to 21 or 24 months. Mean six-minute walk test ("6MWT") improved in both ERT-naïve and ERT-switch patients with continued benefit observed out to month 24. All 5 ERT-naive patients showed increases from baseline in 6MWT distance at all time points out to month 21. To date, adverse events have been generally mild and transient. AT-GAA has resulted in a low rate of infusion-associated reactions ("IARs") following over 1,110 infusions (16 events of IARs in six patients). The clinical pharmacokinetic profile has been consistent with previously reported preclinical data. Treatment with AT-GAA resulted in persistent and durable reductions in creatine kinase and urine hexose tetrasaccharide across all patient cohorts up to month 24.

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

In April 2019, we presented initial preclinical data from our investigational adeno-associated viral ("AAV") gene therapy program for Pompe disease. This initial preclinical study in Pompe knockout mice administered a single high dose of AAV gene therapy with either natural unmodified hGAA ("natural hGAA") or an Amicus/Penn engineered hGAA transgene with a Lysosomal-Targeting Cell receptor binding motif ("engineered hGAA"). The Amicus/Penn engineered hGAA AAV gene therapy demonstrated more uniform cellular uptake and lysosomal targeting compared to natural hGAA AAV gene therapy, as well as, robust glycogen reduction in all key tissues in Pompe disease that were assessed. In the central nervous system, the engineered hGAA AAV gene therapy showed robust glycogen reduction in neuronal cells, suggesting this may be an effective way to address neuronal aspects of Pompe disease. Natural hGAA AAV gene therapy did not show glycogen reduction in neuronal cells. This initial preclinical study provides initial validation for combining Amicus-engineered transgenes with Penn's AAV gene therapy technologies.

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
The two clinical stage gene therapies are in CLN3 and CLN6 Batten disease. The CLN6 Batten disease Phase 1/2 study completed target enrollment, with twelve patients receiving a single administration of adeno-associated virus serotype 9 AAV-CLN6 gene therapy. In August 2019, we reported positive interim clinical data from the first eight patients in the study. The AAV-CLN6 gene therapy demonstrated a positive impact on motor and language function. Seven out of eight patients maintained stable Hamburg Motor and Language scores or had an initial change (+1 to -1 points) followed by stabilization.
In the CLN3 Batten disease study, a total of three patients were dosed in the low dose group with no serious adverse events after up to 5 months following a single administration of AAV-CLN3 gene therapy. Based on the safety profile to date, the data safety monitoring board cleared Amicus to begin enrollment in the high dose cohort of up to three additional patients.

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

Consolidated Results of Operations

Three Months Ended June 30, 2019 compared to June 30, 2018

The following table provides selected financial information for the Company:

	Three Months Ended June 30,
(in thousands)	2019	2018	Change
Net product sales	$44,130	$21,309	$22,821
Cost of goods sold	5,367	3,135	2,232
Cost of goods sold as a percentage of net product sales	12.2%	14.7%	(2.5)%
Operating expenses:
Research and development	70,981	34,660	36,321
Selling, general, and administrative	42,578	29,172	13,406
Changes in fair value of contingent consideration payable	480	300	180
Depreciation and amortization	1,154	973	181
Other income (expense):
Interest income	2,599	2,913	(314)
Interest expense	(4,625)	(4,560)	(65)
Loss on exchange of convertible notes	(4,501)	—	(4,501)
Change in fair value of derivatives	—	(7,600)	7,600
Other income (expense)	(877)	(5,316)	4,439
Income tax expense	(717)	(339)	(378)
Net loss attributable to common stockholders	$(84,551)	$(61,833)	$(22,718)

 Net Product Sales. Net product sales increased $22.8 million during the three months ended June 30, 2019 compared to the same period in the prior year. The increase was primarily due to Galafold® being approved for sale in the U.S. in the third quarter of 2018, as well as continued growth in the E.U. and Japan markets.

Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net product sales was 12.2% during the three months ended June 30, 2019 compared to 14.7% during the same period in the prior year primarily due to the proportion of sales in countries subject to a higher royalty burden.

Research and Development Expense.  The following table summarizes our principal product development programs for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Three Months Ended June 30,
Projects	2019	2018
Third party direct project expenses
Migalastat (Fabry Disease)	$4,253	$3,726
AT-GAA (Pompe Disease)	29,638	9,538
Gene therapy programs	7,753	—
Pre-clinical and other programs	256	142
Total third party direct project expenses	41,900	13,406
Other project costs
Personnel costs	18,821	13,967
Other costs	10,260	7,287
Total other project costs	29,081	21,254
Total research and development costs	$70,981	$34,660

The increase in research and development costs was primarily due to increases in clinical research and manufacturing costs with the advancement and enrollment of clinical studies in the Pompe program and an increase in gene therapy programs driven by the pipeline growth. There were also increases in personnel and other costs associated with the advancement and enrollment of clinical studies and investments in manufacturing.

Selling, General, and Administrative Expense.  Selling, general, and administrative expense increased $13.4 million primarily due to the expanded geographic scope of the ongoing commercial launch of Galafold® and related operational costs of our global business, including establishing commercial organizations and related teams in the U.S and Japan.

Change in Fair Value of Derivatives. Subsequent to the underwritten public offering on February 15, 2018, we did not have sufficient unissued authorized shares to cover a conversion of the Convertible Notes. The fair value of the derivative liability for the conversion feature and derivative asset for the Capped Call Confirmations was determined and subsequent changes to the fair value of the derivatives were recorded through earnings on the Consolidated Statements of Operations resulting in a change in fair value of derivatives for the three months ended June 30, 2018 of $7.6 million.

Loss on Exchange of Convertible Notes. During the three months ended June 30, 2019, the Company entered into separate, privately negotiated exchange agreements (the "Exchange Agreements") with a limited number of holders of the Convertible Notes. As a result of this exchange, the Company recognized a loss on exchange of debt of $4.5 million in the Consolidated Statements of Operations and $24.7 million in additional paid-in-capital in the Consolidated Balance Sheets for the three months ended June 30, 2019.

Other Income (Expense). The $4.4 million increase was primarily due to the variance of unrealized losses on foreign exchange transactions.

Six Months Ended June 30, 2019 compared to June 30, 2018

The following table provides selected financial information for the Company:

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Net product sales	$78,176	$38,005	$40,171
Cost of goods sold	9,422	5,750	3,672
Cost of goods sold as a percentage of net product sales	12.1%	15.1%	(3.0)%
Operating expenses:
Research and development	135,574	75,458	60,116
Selling, general, and administrative	86,881	56,568	30,313
Changes in fair value of contingent consideration payable	1,863	1,400	463
Depreciation and amortization	2,145	1,942	203
Other income (expense):
Interest income	5,238	4,650	588
Interest expense	(11,079)	(9,048)	(2,031)
Loss on exchange of convertible notes	(40,624)	—	(40,624)
Change in fair value of derivatives	—	(2,739)	2,739
Other income (expense)	209	(2,554)	2,763
Income tax (expense) benefit	(885)	1,053	(1,938)
Net loss attributable to common stockholders	$(204,850)	$(111,751)	$(93,099)

 Net Product Sales. Net product sales increased $40.2 million during the six months ended June 30, 2019 compared to the same period in the prior year. The increase was primarily due to the approval of Galafold® for sale in the U.S. and Japan in the third quarter of 2018 and second quarter of 2018, respectively, as well as continued growth in the E.U. market.

Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net product sales was 12.1% during the six months ended June 30, 2019 compared to 15.1% during the same period in the prior year primarily due to the proportion of sales in countries subject to a higher royalty burden.

Research and Development Expense.  The following table summarizes our principal product development programs for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Six Months Ended June 30,
Projects	2019	2018
Third party direct project expenses
Migalastat (Fabry Disease)	$8,609	$7,434
AT-GAA (Pompe Disease)	57,924	25,052
Gene therapy programs	9,945	—
Pre-clinical and other programs	716	800
Total third party direct project expenses	77,194	33,286
Other project costs
Personnel costs	38,455	28,916
Other costs	19,925	13,256
Total other project costs	58,380	42,172
Total research and development costs	$135,574	$75,458

The increase in research and development costs was primarily due to increases in clinical research and manufacturing costs with the advancement and enrollment of clinical studies in the Pompe program and an increase in gene therapy programs driven by the pipeline growth. There were also increases in personnel and other costs with the advancement and enrollment of clinical studies and investments in manufacturing.

Selling, General, and Administrative Expense.  Selling, general, and administrative expense increased $30.3 million primarily due to the expanded geographic scope of the ongoing commercial launch of Galafold® and related operational costs of our global business, including establishing commercial organizations and related teams in the U.S and Japan.

Change in Fair Value of Derivatives.  Subsequent to the underwritten public offerings in February 2018, we did not have sufficient unissued authorized shares to cover a conversion of the Convertible Notes. The fair value of the derivative liability for the conversion feature and derivative asset for the Capped Call Confirmations was determined and subsequent changes to the fair value of the derivatives were recorded through earnings on the Consolidated Statements of Operations resulting in a change in fair value of derivatives for the six months ended June 30, 2018 of $2.7 million.

Loss on Exchange of Convertible Notes. During the first six months of 2019, the Company entered into separate, privately negotiated Exchange Agreements with a limited number of holders of the Convertible Notes. As a result of this exchange, the Company recognized a loss on exchange of debt of $40.6 million in the Consolidated Statements of Operations, and $215.0 million in additional paid-in-capital and common stock of $0.4 million in the Consolidated Balance Sheets for the six months ended June 30, 2019.

Other Income (Expense). The $2.8 million increase was primarily due to unrealized gain on foreign exchange transactions.

Income Tax (Expense) Benefit. The income tax expense for the six months ended June 30, 2019 was $0.9 million. We are subject to income taxes in the United States, although currently not a taxpayer, and in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions. The income tax benefit for the six months ended June 30, 2018 of $1.1 million was primarily due to a discrete tax item.

Liquidity and Capital Resources

As a result of our significant research and development expenditures, as well as expenditures to build a commercial organization to support the launch of Galafold®, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have historically funded our operations through stock offerings, debt issuances, Galafold® revenues, collaborations, and other financing arrangements.

Sources of Liquidity

During the six months ended June 30, 2019, we entered into separate, privately negotiated Exchange Agreements with a limited number of holders of the Convertible Notes. Under the terms of the Exchange Agreements, the limited number of holders agreed to exchange an aggregate principal amount of $247.2 million of Convertible Notes held by them in exchange for an aggregate of approximately 44.0 million shares of our common stock, par value $0.01 per share. Additionally, we terminated the Capped Call Confirmations related to the exchange of the Convertible Notes for cash proceeds of $19.9 million.

During the second quarter of 2019, we completed an underwritten equity offering and issued 18.7 million shares of common stock at $10.75 per share, inclusive of the fully exercised option to purchase additional shares from the initial offering. This transaction resulted in net proceeds of $189.0 million, after deducting underwriting discounts, commissions and offering expenses.

Cash Flow Discussion

As of June 30, 2019, we had cash, cash equivalents, and marketable securities of $575.7 million. We invest cash in excess of our immediate requirements with regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "—Note 3.  Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.

Net Cash Used in Operating Activities

Net cash used in operations for the six months ended June 30, 2019 was $137.0 million. The components of net cash used in operations included the net loss for the six months ended June 30, 2019 of $204.9 million and the net change in operating assets and liabilities of $2.1 million. The change in operating assets was primarily due to an increase in accounts receivable by $6.8 million due to increased commercial sales of Galafold®, an increase in prepaid and other current assets of $3.5 million to support commercial activities for Galafold® launch and an increase in inventory of $1.9 million. The net cash used in operations was also impacted by an increase in accounts payable and accrued expenses of $12.5 million, mainly related to program expenses and support for the commercial launch of Galafold®, partially offset by a decrease in deferred reimbursement of $1.5 million due to payment of a milestone.

Net cash used in operations for the six months ended June 30, 2018 was $106.5 million. The components of net cash used in operations included the net loss for the six months ended June 30, 2018 of $111.8 million and the net change in operating assets and liabilities of $22.0 million. The change in operating assets was primarily due to an increase in accounts receivable by $6.0 million and an increase in inventory of $3.4 million due to commercial sales of Galafold®, partially offset by a decrease in prepaid and other current assets of $4.6 million to support commercial activities for Galafold® launch. The net cash used in operations was also impacted by a decrease in accounts payable and accrued expenses of $11.8 million, mainly related to program expenses and support for the commercial launch of Galafold®, partially offset by a decrease in deferred reimbursement of $5.0 million due to payment of a milestone.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2019 was $65.0 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $261.4 million for the sale and redemption of marketable securities, partially offset by $191.3 million for the purchase of marketable securities, and $5.1 million for the acquisition of property and equipment.
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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $213.8 million. Net cash provided by financing activities primarily reflects $189.0 million from the issuance of common stock, net of issuance costs paid, $19.9 million from partial termination of capped call and $7.6 million from the exercise of stock options and warrants, partially offset by $2.6 million from the purchase of vested restricted stock units.
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

•
the scope, progress, results, and costs of preclinical development, laboratory testing and clinical trials for our product candidates including those testing the use of pharmacological chaperones co-formulated and co-administered with ERT and for the treatment of LDs and gene therapies for the treatment of rare genetic metabolic diseases;

•
the future results of on-going preclinical research and subsequent clinical trials for CDD, including our ability to obtain regulatory approvals and commercialize CDKL5 therapies and obtain market acceptance for such therapies;

•	the costs, timing, and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales, and distribution;

•	the emergence of competing technologies and other adverse market developments;

•	our ability to successfully commercialize Galafold® ("migalastat HCl");

•	our ability to manufacture or supply sufficient clinical or commercial products;

•	our ability to obtain reimbursement for Galafold®;

•	our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold®;

•	our ability to obtain market acceptance of Galafold®;

•	the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products, and technologies;

•
our ability to successfully integrate our acquired products and technologies into our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected;

•	our ability to establish collaborations and obtain milestone, royalty, or other payments from any such collaborators;

•	our ability to adjust to changes in European and United Kingdom markets as the United Kingdom leaves the E.U.; and

•	fluctuations in foreign currency exchange rates; and changes in accounting standards.

While we continue to generate revenue from product sales, in the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. We believe that our current cash position, including expected Galafold® revenues, is sufficient to fund ongoing Fabry, Pompe, and gene therapy program operations into 2021. Potential future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.

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

Penn - Under our expanded collaboration agreement with Penn, Penn is eligible to receive certain milestone, royalty and discovery research payments with respect to licensed products for each indication. Milestone payments are payable following the achievement of certain development and commercial milestone events in each indication, up to an aggregate of $86.5 million per indication. Royalty payments are based on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis. We will provide $10.0 million each year during the five year agreement to fund the discovery research program.

MSSM - We acquired exclusive worldwide patent rights to develop and commercialize migalastat and other pharmacological chaperones for the prevention or treatment of human diseases or clinical conditions by increasing the activity of wild-type and mutant enzymes pursuant to a license agreement with Mount Sinai School of Medicine ("MSSM"). This agreement expired upon expiration of the last of the licensed patent rights, which occurred in 2018 in the U.S. and 2019 in Europe and Japan for monotherapy.

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

Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For the six months ended June 30, 2019, under the MSSM and GSK license and collaboration agreements, we paid $7.2 million in royalties and $1.5 million in sales-based milestones.

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

There were no significant changes during the six months ended June 30, 2019 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as it relates to the adoption of ASU 2016-02, Leases (Topic 842), which is described below.

Leases

The Company primarily enters into lease agreements for office space, equipment, and vehicles. The leases have varying terms, some of which could include options to renew, extend, and early terminate. The Company determines if an arrangement is a lease at contract inception. Operating leases are included in right-of-use ("ROU") assets and lease liabilities on the Consolidated Balance Sheets.

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
Lease payments included in the measurement of the lease liability are comprised of fixed payments. Variable lease payments are excluded from the ROU asset and lease liability and are recognized in the period in which the obligation for those payments is incurred. Variable lease payments are presented in the Consolidated Statements of Operations in the same line item as expenses arising from fixed lease payments for operating leases. The Company has lease agreements that include lease and non-lease components, which the Company accounts for as a single lease component for all underlying asset categories.
The lease term for all of the Company's leases include the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company applies this policy to all underlying asset categories.
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
     Recent Accounting Pronouncements

Please refer to "—Note 2. Summary of Significant Accounting Policies," in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates, or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents, and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities, and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $1.6 million as of June 30, 2019. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.

We are exposed to interest rate risk with respect to variable rate debt. At December 31, 2018, we had $150 million aggregate principal amount of variable rate debt through our Senior Secured Term Loan. We do not currently hedge our variable interest rate debt. The average variable interest rate for our variable rate debt as of June 30, 2019 was 10.1%. A hypothetical 100 basis point increase or decrease in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Form of Capped Call Transaction Termination Agreement

10.2	Amended and Restated Research, Collaboration & License Agreement, dated May 28, 2019, by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.*

10.3
Form of Exchange Agreement Relating to Company's 3.00% Convertible Senior Notes due 2023, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2019.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*      Certain confidential portions of this exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date:	August 8, 2019	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2019	By:	/s/ Daphne Quimi
Daphne Quimi
Chief Financial Officer
(Principal Financial Officer)