Form 10-Q
period 2019-09-30
AMICUS THERAPEUTICS, INC.
filed 2019-11-12
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of October 31, 2019 was 254,809,971 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended September 30, 2019

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$166,319	$79,749
Investments in marketable securities	347,875	424,403
Accounts receivable	33,731	21,962
Inventories	9,154	8,390
Prepaid expenses and other current assets	19,578	16,592
Total current assets	576,657	551,096
Operating lease right-of-use assets, less accumulated amortization of $2,420 and $0 at September 30, 2019 and December 31, 2018, respectively	35,814	—
Property and equipment, less accumulated depreciation of $17,907 and $15,671 at September 30, 2019 and December 31, 2018, respectively	34,673	11,375
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	14,351	6,683
Total Assets	$882,292	$789,951
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses, and other current liabilities	$81,475	$80,625
Deferred reimbursements	5,250	5,500
Operating lease liabilities	6,356	—
Total current liabilities	93,081	86,125
Deferred reimbursements	8,906	10,156
Convertible notes	2,096	175,006
Senior secured term loan	147,164	146,734
Contingent consideration payable	22,036	19,700
Deferred income taxes	6,465	6,465
Operating lease liabilities	49,686	—
Other non-current liabilities	4,591	2,853
Total liabilities	334,025	447,039
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 254,772,163 and 189,383,924 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2,591	1,942
Additional paid-in capital	2,210,890	1,740,061
Accumulated other comprehensive loss:
Foreign currency translation adjustment	1,156	495
Unrealized gain (loss) on available-for-sale securities	124	(427)
Warrants	12,387	13,063
Accumulated deficit	(1,678,881)	(1,412,222)
Total stockholders’ equity	548,267	342,912
Total Liabilities and Stockholders’ Equity	$882,292	$789,951

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Net product sales	$48,768	$20,596	$126,944	$58,601
Cost of goods sold	5,596	4,310	15,018	10,060
Gross profit	43,172	16,286	111,926	48,541
Operating expenses:
Research and development	58,892	138,227	194,466	213,685
Selling, general, and administrative	39,680	31,867	126,561	88,435
Changes in fair value of contingent consideration payable	789	1,300	2,652	2,700
Depreciation and amortization	1,116	1,073	3,261	3,015
Total operating expenses	100,477	172,467	326,940	307,835
Loss from operations	(57,305)	(156,181)	(215,014)	(259,294)
Other income (expense):
Interest income	2,752	2,721	7,990	7,371
Interest expense	(4,026)	(4,715)	(15,105)	(13,763)
Loss on exchange of convertible notes	—	—	(40,624)	—
Change in fair value of derivatives	—	—	—	(2,739)
Other expense	(3,481)	(1,039)	(3,272)	(3,593)
Loss before income tax	(62,060)	(159,214)	(266,025)	(272,018)
Income tax benefit (expense)	251	51	(634)	1,104
Net loss attributable to common stockholders	$(61,809)	$(159,163)	$(266,659)	$(270,914)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.24)	$(0.84)	$(1.13)	$(1.47)
Weighted-average common shares outstanding — basic and diluted	254,674,422	189,162,841	235,527,540	184,606,790

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(61,809)	$(159,163)	$(266,659)	$(270,914)
Other comprehensive (loss) gain:
Foreign currency translation adjustment gain, net of tax impact of $207, $59, $237 and $168, respectively	584	665	661	1,167
Unrealized (loss) gain on available-for-sale securities, net of tax impact of $(23), $0, $197 and $0, respectively	(11)	244	551	225
Other comprehensive income	$573	$909	$1,212	$1,392
Comprehensive loss	$(61,236)	$(158,254)	$(265,447)	$(269,522)

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended September 30, 2019

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2019	254,513,522	$2,589	$2,201,447	$12,387	$707	$(1,617,072)	$600,058
Stock issued from exercise of stock options, net	212,995	2	1,046	—	—	—	1,048
Stock issued from equity financing	—	—	—	—	—	—	—
Restricted stock tax vesting	45,646	—	(446)	—	—	—	(446)
Stock-based compensation	—	—	8,843	—	—	—	8,843
Unrealized holding loss on available-for-sale securities	—	—	—	—	(11)	—	(11)
Foreign currency translation adjustment	—	—	—	—	584	—	584
Net loss	—	—	—	—	—	(61,809)	(61,809)
Balance at September 30, 2019	254,772,163	$2,591	$2,210,890	$12,387	$1,280	$(1,678,881)	$548,267

Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	189,383,924	$1,942	$1,740,061	$13,063	$68	$(1,412,222)	$342,912
Stock issued from exercise of stock options, net	1,352,623	13	7,795	—	—	—	7,808
Stock issued from equity financing	18,720,930	187	188,807	—	—	—	188,994
Restricted stock tax vesting	445,956	—	(3,001)	—	—	—	(3,001)
Stock issued for contingent consideration	771,804	8	9,308	—	—	—	9,316
Stock-based compensation	—	—	31,522	—	—	—	31,522
Warrants exercised	101,787	1	1,487	(676)	—	—	812
Equity component of the convertible notes	43,995,139	440	215,036	—	—	—	215,476
Termination of capped call confirmations	—	—	19,875	—	—	—	19,875
Unrealized holding gain on available-for-sale securities	—	—	—	—	551	—	551
Foreign currency translation adjustment	—	—	—	—	661	—	661
Net loss	—	—	—	—	—	(266,659)	(266,659)
Balance at September 30, 2019	254,772,163	$2,591	$2,210,890	$12,387	$1,280	$(1,678,881)	$548,267
See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended September 30, 2018

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2018	189,053,214	$1,939	$1,723,865	$13,063	$(1,994)	$(1,174,978)	$561,895
Stock issued from exercise of stock options, net	178,992	2	909	—	—	—	911
Restricted stock tax vesting	22,135	—	(654)	—	—	—	(654)
Stock-based compensation	—	—	7,054	—	—	—	7,054
Unrealized holding gain on available-for-sale securities	—	—	—	—	244	—	244
Foreign currency translation adjustment	—	—	—	—	665	—	665
Net loss	—	—	—	—	—	(159,163)	(159,163)
Balance at September 30, 2018	189,254,341	$1,941	$1,731,174	$13,063	$(1,086)	$(1,334,141)	$410,951

Nine Months Ended September 30, 2018

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	166,989,790	$1,721	$1,400,758	$16,076	$(2,095)	$(1,063,610)	$352,850
Stock issued from exercise of stock options, net	1,281,769	13	8,478	—	—	—	8,491
Stock issued from equity financing	20,239,839	202	294,382	—	—	—	294,584
Restricted stock tax vesting	289,729	—	(2,681)	—	—	—	(2,681)
Stock-based compensation	—	—	20,873	—	—	—	20,873
Reclassification upon ASU 2018-02 adoption	—	—	—	—	(383)	383	—
Warrants exercised	453,214	5	6,625	(3,013)	—	—	3,617
Change in fair value of derivatives	—	—	2,739	—	—	—	2,739
Unrealized holding gain on available-for-sale securities	—	—	—	—	225	—	225
Foreign currency translation adjustment	—	—	—	—	1,167	—	1,167
Net loss	—	—	—	—	—	(270,914)	(270,914)
Balance at September 30, 2018	189,254,341	$1,941	$1,731,174	$13,063	$(1,086)	$(1,334,141)	$410,951
See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(266,659)	$(270,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	2,290	7,868
Depreciation and amortization	3,261	3,015
Stock-based compensation	31,522	20,873
Loss on exchange of convertible debt	40,624	—
Change in fair value of derivatives	—	2,739
Non-cash changes in the fair value of contingent consideration payable	2,652	2,700
Foreign currency remeasurement loss	2,665	775
Other	(136)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,644)	(5,182)
Inventories	(2,016)	(2,049)
Prepaid expenses and other current assets	(3,321)	2,633
Accounts payable and accrued expenses	8,714	3,684
Other non-current assets and liabilities	1,964	(420)
Deferred reimbursements	(1,500)	(5,000)
Net cash used in operating activities	$(192,584)	$(239,278)
Investing activities
Sale and redemption of marketable securities	389,242	388,135
Purchases of marketable securities	(311,965)	(440,963)
Capital expenditures	(9,087)	(4,571)
Net cash provided by (used in) investing activities	$68,190	$(57,399)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	188,994	294,584
Proceeds from senior secured term loan	—	146,622
Payment of finance leases	(177)	(218)
Purchase of vested restricted stock units	(3,001)	(2,681)
Proceeds from termination of capped call confirmations	19,875	—
Proceeds from exercise of stock options	7,808	8,492
Proceeds of exercise of warrants	812	3,617
Net cash provided by financing activities	$214,311	$450,416
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(2,591)	$(1,146)
Net increase in cash, cash equivalents, and restricted cash	87,326	152,593
Cash, cash equivalents, and restricted cash at beginning of period	82,375	51,237
Cash, cash equivalents, and restricted cash at end of period	$169,701	$203,830
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$13,145	$3,787
Capital expenditures, unpaid	$2,802	$538
Payment of contingent consideration in shares	$9,316	$—

See accompanying notes to consolidated financial statements

Amicus Therapeutics, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1. Business

Amicus Therapeutics, Inc. (the "Company") is a global patient-dedicated biotechnology company engaged in the discovery, development, and commercialization of a diverse set of novel treatments for patients living with rare diseases. The Company has a portfolio of product opportunities led by the novel medicine for Fabry disease that has achieved widespread global approval, a differentiated biologic for Pompe disease in the clinic, and an industry leading rare disease gene therapy portfolio.
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
The Company has established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("NCH") and an expanded collaboration with the University of Pennsylvania ("Penn"). The Company's pipeline includes gene therapy programs in rare, neurologic lysosomal disorders ("LDs"), specifically: CLN6, CLN3, and CLN8 Batten disease, Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Niemann-Pick Type C (“NPC”), Mucopolysaccharidosis Type IIIB ("MPSIIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPSIIIA"). This expanded collaboration with Penn also provides the Company with exclusive disease-specific access and option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies.
During the second quarter of 2019, the Company completed an underwritten equity offering and issued 18.7 million shares of its common stock at $10.75 per share, inclusive of the fully exercised option to purchase additional shares from the initial offering. This transaction resulted in net proceeds of $189.0 million, after deducting underwriting discounts and commissions and offering expenses.
During the first and second quarters of 2019, the Company entered into separate, privately negotiated exchange agreements (the "Exchange Agreements") with a limited number of holders (the "Holders") of the unsecured Convertible Senior Notes due in 2023 ("Convertible Notes"). Under the terms of the Exchange Agreements, the Holders agreed to exchange an aggregate principal amount of $247.2 million of Convertible Notes held by them in exchange for an aggregate of approximately 44.0 million shares of the Company common stock, par value $0.01 per share.
The Company had an accumulated deficit of $1.7 billion as of September 30, 2019 and anticipates incurring losses through the fiscal year ending December 31, 2019 and beyond. The Company has historically funded its operations through stock offerings, debt issuances, Galafold® revenues, collaborations, and other financing arrangements.
The current cash position, including expected Galafold® revenues, is sufficient to fund ongoing Fabry, Pompe, and gene therapy program operations into the first half of 2022. Potential future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact the Company's future capital requirements.

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

The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold®. The Company's accounts receivable at September 30, 2019 have arisen from product sales primarily in the E.U. and U.S. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined and the Company evaluates the creditworthiness of each customer on a regular basis. As of September 30, 2019, the Company recorded an allowance for doubtful accounts of $0.2 million.

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

The following table summarizes the Company's net product sales from Galafold® disaggregated by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
U.S.	$15,411	$757	$36,660	$757
Ex-U.S.	33,357	19,839	90,284	57,844
Total net product sales	$48,768	$20,596	$126,944	$58,601

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

Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash

As of September 30, 2019, the Company held $166.3 million in cash and cash equivalents and $347.9 million of available-for-sale debt securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive loss in the Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

The Company regularly invests excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds, both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated as many of these securities are either government backed or of the highest credit rating. Investments that have original maturities greater than three months but less than one year are classified as current, while investments that have maturities greater than one year are classified as non-current.

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of September 30, 2019
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$166,319	$—	$—	$166,319
Corporate debt securities	139,591	158	(4)	139,745
Commercial paper	114,713	95	—	114,808
Asset-backed securities	75,166	93	(4)	75,255
U.S. government agency bonds	17,683	—	(17)	17,666
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$513,873	$346	$(25)	$514,194
Included in cash and cash equivalents	$166,319	$—	$—	$166,319
Included in marketable securities (1)	347,554	346	(25)	347,875
Total cash, cash equivalents, and marketable securities	$513,873	$346	$(25)	$514,194
______________________________________
(1) As of September 30, 2019, $27.5 million of marketable securities have maturity dates greater than 12 months and are available to convert into cash, if needed.

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

For the nine months ended September 30, 2019 there were no realized gains. For the fiscal year ended December 31, 2018, there were nominal realized gains. The cost of securities sold is based on the specific identification method.

Unrealized loss positions in the available-for-sale debt securities as of September 30, 2019 and December 31, 2018 reflect temporary impairments that have been in a loss position for less than twelve months and as such are recognized in other comprehensive gain (loss). The fair value of these available-for-sale debt securities in unrealized loss positions was $22.9 million and $403.1 million as of September 30, 2019 and December 31, 2018, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$166,319	$79,749	$201,827	$49,060
Restricted cash	3,382	2,626	2,003	2,177
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$169,701	$82,375	$203,830	$51,237

Note 4. Inventories

Inventories consist of raw materials, work-in-process, and finished goods related to the manufacture of Galafold®. The following table summarizes the components of inventories:

(in thousands)	September 30, 2019	December 31, 2018
Raw materials	$3,459	$1,291
Work-in-process	2,733	3,485
Finished goods	2,962	3,614
Total inventories	$9,154	$8,390

The Company recorded a reserve for inventory of $0.2 million as of September 30, 2019 and December 31, 2018.

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

Subsequent to the underwritten public offering on February 15, 2018, the Company did not have sufficient unissued authorized shares to cover a conversion of the Convertible Notes. As a result, the Company accounted for the portion of the bifurcated conversion feature and of the Capped Call Confirmations that would not be able to be net share settled as a current derivative liability and as a derivative asset, respectively. The fair value of the derivative liability for the conversion feature and derivative asset for the Capped Call Confirmations at February 15, 2018 was determined to be $507.4 million and $13.6 million, respectively, of which the portion that was determined to not be able to be net share settled was recorded with a corresponding impact to additional-paid-in-capital. Subsequent changes to fair value of the derivatives were recorded in the second quarter of 2018 through earnings on the Consolidated Statements of Operations resulting in a change in fair value of derivatives for the nine months ended September 30, 2018 of $(2.7) million.

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

During the first and second quarter of 2019, the Company entered into separate, privately negotiated Exchange Agreements with the Holders of the Convertible Notes. Under the terms of the Exchange Agreements, the Holders agreed to exchange an aggregate principal amount of $247.2 million of Convertible Notes held by them in exchange for an aggregate of approximately 44.0 million shares of Company common stock, par value $0.01 per share. In addition, pursuant to the Exchange Agreements, the Company made aggregate cash payments of $1.3 million to the Holders to satisfy accrued and unpaid interest to the closing date of the transactions, along with cash in lieu of fractional shares. These transactions resulted in $215.0 million in additional paid-in-capital and common stock of $0.4 million on the Consolidated Balance Sheets as of September 30, 2019. Additionally, the Company recognized a net loss on the exchange of debt of $40.6 million on the Consolidated Statements of Operations during the nine months ended September 30, 2019. During the three months ended September 30, 2019, there were no additional debt conversion transactions.
The last reported sale price of the Company's common stock was equal to or more than 130% of the conversion price of the Convertible Notes for at least 20 trading days of the 30 consecutive trading days ending on the last day of the third quarter. As a result, the remaining Convertible Notes are currently convertible into the Company's common stock.
During the first and second quarter of 2019, the Company also terminated the Capped Call Confirmations related to the exchange of the Convertible Notes for proceeds of $19.9 million.
The Convertible Notes and Senior Secured Term Loan consist of the following:

Liability component (in thousands)	September 30, 2019	December 31, 2018
Principal	$152,825	$400,000
Less: debt discount (1)	(3,192)	(74,145)
Less: deferred financing (1)	(373)	(4,115)
Net carrying value of the debt	$149,260	$321,740

______________________________________
(1) Included in the Consolidated Balance Sheets within Convertible Notes and Senior Secured Term Loan and amortized to interest expense over the remaining life of the Convertible Notes and Senior Secured Term Loan using the effective interest rate method.

The following table sets forth total interest expense recognized related to the Convertible Notes and Senior Secured Term Loan for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest component (in thousands)	2019	2018	2019	2018
Contractual interest expense	$3,820	$1,969	$12,779	$5,744
Amortization of debt discount	182	2,609	2,164	7,620
Amortization of deferred financing	23	137	145	399
Total	$4,025	$4,715	$15,088	$13,763

Note 6. Stockholders' Equity

During the nine months ended September 30, 2019, 101,787 warrants were exercised at $7.98 per share of common stock resulting in gross cash proceeds of $0.8 million.

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

As discussed in ''— Note 5. Debt'' during the first and second quarter of 2019, the Company entered into separate, privately negotiated Exchange Agreements with the Holders of the Convertible Notes. Under the terms of the Exchange Agreements, the Holders agreed to exchange an aggregate principal amount of $247.2 million of Convertible Notes held by them in exchange for an aggregate of approximately 44.0 million shares of Company common stock, par value $0.01 per share.

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

Stock Option Grants

The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected stock price volatility	73.6%	75.5%	74.1%	80.7%
Risk free interest rate	1.6%	2.7%	2.4%	2.4%
Expected life of options (years) (1)	5.68	5.62	5.68	5.62
Expected annual dividend per share	$—	$—	$—	$—

______________________________________
(1) The average expected life is determined using actual historical data.

A summary of the Company's stock options for the nine months ended September 30, 2019 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2018	15,810	$8.63
Granted	3,913	$10.37
Exercised	(1,353)	$5.77
Forfeited	(701)	$11.05
Expired	(139)	$14.00
Options outstanding, September 30, 2019	17,530	$9.10	6.5 years	$19.5
Vested and unvested expected to vest, September 30, 2019	16,792	$9.02	6.4 years	$19.4
Exercisable at September 30, 2019	10,896	$8.22	5.2 years	$16.9

As of September 30, 2019, the total unrecognized compensation cost related to non-vested stock options granted was $36.5 million and is expected to be recognized over a weighted average period of three years.

Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")

RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2018	3,712	$10.59
Granted	3,412	$10.99
Vested	(835)	$9.43
Forfeited	(449)	$10.47
Non-vested units as of September 30, 2019	5,840	$11.06	2.5 years	$46.8

All non-vested units granted as of September 30, 2019 are expected to vest over their normal term. As of September 30, 2019, there was $43.1 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of three years.

Compensation Expense Related to Equity Awards

The following table summarizes information related to compensation expense recognized in the Consolidated Statements of Operations related to the equity awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Equity compensation expense recognized in:
Research and development expense	$3,106	$2,905	$12,090	$8,603
Selling, general, and administrative expense	5,737	4,149	19,432	12,270
Total equity compensation expense	$8,843	$7,054	$31,522	$20,873

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

A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of September 30, 2019 are identified in the following table:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$114,808	$114,808
Asset-backed securities	75,255	75,255
Corporate debt securities	139,745	139,745
U.S. government agency bonds	17,666	17,666
Money market funds	4,328	4,328
	$351,802	$351,802

	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$22,036	$22,036
Deferred compensation plan liability	4,003	—	4,003
	$4,003	$22,036	$26,039

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

The Company's Convertible Notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. The fair value of the Convertible Notes at September 30, 2019 was $4.2 million.

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

The Company did not have any Level 3 assets as of September 30, 2019 or December 31, 2018.

 Cash, Money Market Funds, and Marketable Securities

The Company classifies its cash within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in an active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available-for-sale debt securities and classifies these assets and the money market funds within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2019. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2019.

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

The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB200 Pompe program:

Contingent Consideration Liability	Fair Value as of September 30, 2019	Valuation Technique	Unobservable Input	Range
	(in thousands)

			Discount rate	9.8%

Clinical and regulatory milestones	$21,766	Probability weighted discounted cash flow	Probability of achievement of milestones	75% - 78%

			Projected year of payments	2021 - 2022

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

The following table shows the change in the balance of contingent consideration payable for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of the period	$21,247	$26,800	$28,700	$25,400
Payment of contingent consideration in stock	—	—	(9,316)	—
Changes in fair value during the period, included in the Consolidated Statements of Operations	789	1,300	2,652	2,700
Balance, end of the period	$22,036	$28,100	$22,036	$28,100

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
For the three and nine months ended September 30, 2019, operating lease expense was $3.0 million and $7.8 million, respectively. For the nine months ended September 30, 2019, the Company paid $3.5 million for amounts included in the measurement of operating lease liabilities and recorded $0.6 million of right-of-use assets obtained in exchange for new operating lease liabilities.
Commitments under finance leases are not significant.
Supplemental balance sheet information related to operating leases was as follows:

(in thousands, except year and discount rate amounts)	September 30, 2019
Operating lease ROU asset	$35,814

Current portion of the operating lease liabilities	$6,356
Non-current portion of the operating lease liabilities	49,686
Total operating lease liability	$56,042

Weighted-average remaining lease terms (years)	17.7
Weighted-average discount rate	13.1%

At September 30, 2019, the future minimum lease payments were as follows:

(in thousands)	Operating Leases
2019 (excludes the nine months ended September 30, 2019)	$1,767
2020	9,650
2021	10,597
2022	10,380
2023	10,751
Thereafter	174,475
Total lease payments	217,620
Less lease incentives	(28,939)
Less imputed interest	(132,639)
Total operating lease liability	$56,042

At December 31, 2018, the future minimum lease payments were as follows:

(in thousands)	Operating Leases
2019	$6,244
2020	4,063
2021	3,560
2022	3,371
2023	3,611
Thereafter	10,038
Total lease payments	$30,887

Note 10. Basic and Diluted Net Loss per Common Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(61,809)	$(159,163)	$(266,659)	$(270,914)
Denominator:
Weighted average common shares outstanding — basic and diluted	254,674,422	189,162,841	235,527,540	184,606,790

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

The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of September 30,
(in thousands)	2019	2018
Options to purchase common stock	17,530	15,769
Convertible notes	462	40,850
Outstanding warrants, convertible to common stock	2,555	2,657
Unvested restricted stock units	5,840	3,635
Vested restricted stock units, unissued	192	103
Total number of potentially issuable shares	26,579	63,014

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global patient-dedicated biotechnology company engaged in the discovery, development, and commercialization of a diverse set of novel treatments for patients living with rare diseases. We have a portfolio of product opportunities led by our novel medicine for Fabry disease that has achieved widespread global approval, a differentiated biologic for Pompe disease in the clinic, and an industry leading rare disease gene therapy portfolio.
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
We have established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("NCH") and an expanded collaboration with the University of Pennsylvania ("Penn"). Our pipeline includes gene therapy programs in rare, neurologic lysosomal disorders ("LDs"), specifically: CLN6, CLN3, and CLN8 Batten disease, Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Niemann-Pick Type C (“NPC”), Mucopolysaccharidosis Type IIIB ("MPSIIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPSIIIA"). This expanded collaboration with Penn also provides us with exclusive disease-specific access and the option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies.

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

Highlights of our progress in the first nine months of 2019 include:

•
Commercial and regulatory success in Fabry disease. During the nine months ended September 30, 2019, Galafold® revenue totaled $126.9 million, an increase of $68.3 million compared to the same period in the prior year. We continue to see strong momentum throughout all of our markets and continue to expand into additional geographies. In the countries we have been operating the longest, such as Germany and the United Kingdom, we see an increasing proportion of previously untreated patients come onto Galafold®. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.

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

•
Manufacturing. We successfully scaled up manufacturing of our Pompe biologic to commercial scale (1,000L) for our pivotal PROPEL study and commercial supply. Our supply agreement with WuXi Biologics and current capacity are expected to produce sufficient quantities to support commercial needs as quickly as possible after receipt of applicable regulatory approvals. For gene therapy, we have recently entered into strategic partnerships with two best-in-class contract development and manufacturing organizations: Catalent Biologics and Thermo Fisher Scientific. Catalent Biologics will support our clinical manufacturing capabilities and capacity for multiple active preclinical lysosomal disorder programs that are currently in development in collaboration with Penn. Thermo Fisher will assist with late-stage clinical and commercial-scale capabilities and provides us with immediate clinical and commercial manufacturing capabilities and capacity for the Amicus intrathecal AAV Batten disease gene therapy programs.

•
Financial strength. Total cash, cash equivalents, and marketable securities of $514.2 million at September 30, 2019 compared to $504.2 million at December 31, 2018. The current cash position, including expected Galafold® revenues, is sufficient to fund ongoing Fabry, Pompe, and gene therapy program operations into the first half of 2022. Potential future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.

 Our Commercial Product and Product Candidates

Galafold® (Migalastat HCl) for Fabry Disease

Our oral precision medicine Galafold® was granted accelerated approval by the FDA in August 2018 under the brand name Galafold® for the treatment of adults with a confirmed diagnosis of Fabry disease and an amenable galactosidase alpha gene ("GLA") variant based on in vitro assay data. The FDA approved Galafold® for 348 amenable GLA variants. Galafold® was approved in the E.U. in May 2016 as a first-line therapy for long-term treatment of adults and adolescents, aged 16 years and older, with a confirmed diagnosis of Fabry disease and who have an amenable variant. The approved E.U. label includes 367 Fabry-causing variants, which represent up to half of all patients with Fabry disease. Approvals have also been granted in Japan and other countries around the world, with additional applications pending. We have been granted pricing and reimbursement in 27 countries. We plan to continue to launch Galafold® in additional countries during 2019.

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

Our strategy is to enhance the body of clinical data for AT-GAA in ongoing clinical studies. The PROPEL pivotal study delivers this potential new therapy to as many people living with late onset Pompe disease as soon as possible. Based on regulatory feedback from both the U.S. FDA and the European Medicines Agency ("EMA"), the PROPEL study is expected to support approval for a broad indication, including ERT-switch and treatment-naïve patients, if the results are favorable.

In October 2019, we reported additional interim data from our clinical study ATB200-02 at the 24th International Annual Congress of the World Muscle Society. Highlights included muscle function, safety and tolerability data in patients as well as pharmacodynamic data (muscle damage biomarker, creatine kinase, and disease substrate biomarker, urine hexose tetrasaccharide). Muscle function improved in 16 out of 18 patients at 24 months. Mean six-minute walk test ("6MWT") improved in both ERT-naïve and ERT-switch patients with continued benefit observed out to month 24. All 5 ERT-naive patients showed increases from baseline in 6MWT distance at all time points out to month 24. To date, adverse events have been generally mild and transient. AT-GAA has resulted in a low rate of infusion-associated reactions ("IARs") following over 1,500+ infusions (28 events of IARs in eight patients). The clinical pharmacokinetic profile has been consistent with previously reported preclinical data. Treatment with AT-GAA resulted in persistent and durable reductions in creatine kinase and urine hexose tetrasaccharide across all patient cohorts up to month 24.

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

In April 2019, we presented initial preclinical data from our investigational adeno-associated viral ("AAV") gene therapy program for Pompe disease. This initial preclinical study in Pompe knockout mice administered a single high dose of AAV gene therapy with either unmodified wild-type hGAA ("unmodified hGAA") or an Amicus/Penn engineered hGAA transgene with a Lysosomal-Targeting Cell receptor binding motif ("engineered hGAA"). The Amicus/Penn engineered hGAA AAV gene therapy demonstrated more uniform cellular uptake and lysosomal targeting compared to unmodified hGAA AAV gene therapy, as well as, robust glycogen reduction in all key tissues in Pompe disease that were assessed. In the central nervous system, the engineered hGAA AAV gene therapy showed robust glycogen reduction in neuronal cells, suggesting this may be an effective way to address neuronal aspects of Pompe disease. Unmodified hGAA AAV gene therapy showed minimal glycogen reduction in neuronal cells. This preclinical study provides initial validation for combining Amicus-engineered transgenes with Penn's AAV gene therapy technologies.

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
The two clinical stage gene therapies are in CLN3 and CLN6 Batten disease. The CLN6 Batten disease Phase 1/2 study completed target enrollment, with twelve patients receiving a single administration of adeno-associated virus serotype 9 AAV-CLN6 gene therapy. In August 2019, we reported positive interim clinical data from the first eight patients in the study. The AAV-CLN6 gene therapy demonstrated a positive impact on motor and language function. Seven out of eight patients maintained stable Hamburg Motor and Language scores or had an initial change (+1 to -1 points) followed by stabilization. In October 2019, we reported additional interim clinical data further supporting the impact of one-time intrathecal AAV gene therapy in children with CLN6 Batten disease.  This interim data suggested stabilization of various components of the Hamburg Motor, Language, Seizure and Vision scores in most patients from baseline to month 12 or 24, in particular those patients treated at a younger age.
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

Consolidated Results of Operations

Three Months Ended September 30, 2019 compared to September 30, 2018

The following table provides selected financial information for the Company:

	Three Months Ended September 30,
(in thousands)	2019	2018	Change
Net product sales	$48,768	$20,596	$28,172
Cost of goods sold	5,596	4,310	1,286
Cost of goods sold as a percentage of net product sales	11.5%	20.9%	(9.4)%
Operating expenses:
Research and development	58,892	138,227	(79,335)
Selling, general, and administrative	39,680	31,867	7,813
Changes in fair value of contingent consideration payable	789	1,300	(511)
Depreciation and amortization	1,116	1,073	43
Other income (expense):
Interest income	2,752	2,721	31
Interest expense	(4,026)	(4,715)	689
Other expense	(3,481)	(1,039)	(2,442)
Income tax benefit	251	51	200
Net loss attributable to common stockholders	$(61,809)	$(159,163)	$97,354

 Net Product Sales. Net product sales increased $28.2 million during the three months ended September 30, 2019 compared to the same period in the prior year. The increase was primarily due to Galafold® being approved for sale in the U.S. in the third quarter of 2018, as well as continued growth in the E.U. and Japan markets.

Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net product sales was 11.5% during the three months ended September 30, 2019 compared to 20.9% during the same period in the prior year, primarily due to the proportion of sales in countries subject to a higher royalty burden.

Research and Development Expense.  The following table summarizes our principal product development programs for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Three Months Ended September 30,
Projects	2019	2018
Third party direct project expenses
Galafold® (Fabry Disease)	$4,986	$2,610
AT-GAA (Pompe Disease)	15,122	12,312
Gene therapy programs	9,503	—
Pre-clinical and other programs	145	254
Total third-party direct project expenses	29,756	15,176
Other project costs
Personnel costs	19,125	15,584
Other costs	10,011	7,467
Total other project costs	29,136	23,051
Business development transactions	—	100,000
Total research and development costs	$58,892	$138,227

The $79.3 million decrease in research and development costs was primarily due to $100 million in expenses associated with the acquisition of ten gene therapy assets with the Celenex transaction in 2018. This was primarily offset by increases in gene therapy programs driven by the pipeline growth and clinical research and manufacturing costs with the advancement and enrollment of clinical studies in the Pompe program, as well as support for ongoing regulatory requirements, approval in new geographies, and pediatric and other studies to support label expansion of Galafold®. There were also increases in personnel and other costs associated with the advancement and enrollment of clinical studies and investments in manufacturing.

Selling, General, and Administrative Expense.  Selling, general, and administrative expense increased $7.8 million primarily due to the expanded geographic scope of the ongoing commercial launch of Galafold® and related operational costs of our global business, including establishing commercial organizations and related teams in the U.S.

Other Income (Expense). The $2.4 million increase in expense was primarily due to the variance of unrealized losses on foreign exchange transactions.

Nine Months Ended September 30, 2019 compared to September 30, 2018

The following table provides selected financial information for the Company:

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Net product sales	$126,944	$58,601	$68,343
Cost of goods sold	15,018	10,060	4,958
Cost of goods sold as a percentage of net product sales	11.8%	17.2%	(5.4)%
Operating expenses:
Research and development	194,466	213,685	(19,219)
Selling, general, and administrative	126,561	88,435	38,126
Changes in fair value of contingent consideration payable	2,652	2,700	(48)
Depreciation and amortization	3,261	3,015	246
Other income (expense):
Interest income	7,990	7,371	619
Interest expense	(15,105)	(13,763)	(1,342)
Loss on exchange of convertible notes	(40,624)	—	(40,624)
Change in fair value of derivatives	—	(2,739)	2,739
Other expense	(3,272)	(3,593)	321
Income tax (expense) benefit	(634)	1,104	(1,738)
Net loss attributable to common stockholders	$(266,659)	$(270,914)	$4,255

 Net Product Sales. Net product sales increased $68.3 million during the nine months ended September 30, 2019 compared to the same period in the prior year. The increase was primarily due to the approval of Galafold® for sale in the U.S. and Japan in the third quarter of 2018 and second quarter of 2018, respectively, as well as continued growth in the E.U. market.

Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net product sales was 11.8% during the nine months ended September 30, 2019 compared to 17.2% during the same period in the prior year primarily due to the proportion of sales in countries subject to a higher royalty burden.

Research and Development Expense.  The following table summarizes our principal product development programs for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Nine Months Ended September 30,
Projects	2019	2018
Third party direct project expenses
Galafold® (Fabry Disease)	$13,595	$10,044
AT-GAA (Pompe Disease)	73,046	37,364
Gene therapy programs	19,448	—
Pre-clinical and other programs	861	1,054
Total third-party direct project expenses	106,950	48,462
Other project costs
Personnel costs	57,580	44,501
Other costs	29,936	20,722
Total other project costs	87,516	65,223
Business development transactions	—	100,000
Total research and development costs	$194,466	$213,685

The $19.2 million decrease in research and development costs was primarily due to $100 million in expenses associated with the acquisition of ten gene therapy assets with the Celenex transaction in 2018. This was primarily offset by increases in clinical research and manufacturing costs with the advancement and enrollment of clinical studies in the Pompe program and an increase in gene therapy programs driven by the pipeline growth, as well as support for ongoing regulatory requirements, approval in new geographies, and pediatric and other studies to support label expansion of Galafold®. There were also increases in personnel and other costs with the advancement and enrollment of clinical studies and investments in manufacturing.

Selling, General, and Administrative Expense.  Selling, general, and administrative expense increased $38.1 million primarily due to the expanded geographic scope of the ongoing commercial launch of Galafold® and related operational costs of our global business, including establishing commercial organizations and related teams in the U.S and Japan.

Loss on Exchange of Convertible Notes. During the first and second quarters of 2019, the Company entered into separate, privately negotiated Exchange Agreements with a limited number of holders of the Convertible Notes. As a result of this exchange, the Company recognized a loss on exchange of debt of $40.6 million in the Consolidated Statements of Operations, and $215.0 million in additional paid-in-capital and common stock of $0.4 million in the Consolidated Balance Sheets for the nine months ended September 30, 2019.

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

Income Tax (Expense) Benefit. The income tax expense for the nine months ended September 30, 2019 was $0.6 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distributions of pre-tax earnings among the many jurisdictions in which we operate. The income tax benefit for the nine months ended September 30, 2018 of $1.1 million was primarily due to a discrete tax item.

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

Sources of Liquidity

During the first and second quarter of 2019, we entered into separate, privately negotiated Exchange Agreements with a limited number of holders of the Convertible Notes. Under the terms of the Exchange Agreements, the limited number of holders agreed to exchange an aggregate principal amount of $247.2 million of Convertible Notes held by them in exchange for an aggregate of approximately 44.0 million shares of our common stock, par value $0.01 per share. Additionally, we terminated the Capped Call Confirmations related to the exchange of the Convertible Notes for cash proceeds of $19.9 million.

During the second quarter of 2019, we completed an underwritten equity offering and issued 18.7 million shares of common stock at $10.75 per share, inclusive of the fully exercised option to purchase additional shares from the initial offering. This transaction resulted in net proceeds of $189.0 million, after deducting underwriting discounts, commissions and offering expenses.

Cash Flow Discussion

As of September 30, 2019, we had cash, cash equivalents, and marketable securities of $514.2 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "—Note 3.  Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.

Net Cash Used in Operating Activities

Net cash used in operations for the nine months ended September 30, 2019 was $192.6 million. The components of net cash used in operations included the net loss for the nine months ended September 30, 2019 of $266.7 million and the net change in operating assets and liabilities of $8.8 million. The change in operating assets was primarily due to an increase in accounts receivable by $12.6 million due to increased commercial sales of Galafold®, an increase in prepaid and other current assets of $3.3 million to support commercial activities for Galafold® launch and an increase in inventory of $2.0 million. The net cash used in operations was also impacted by an increase in accounts payable and accrued expenses of $8.7 million, mainly related to program expenses and support for the commercial launch of Galafold®, partially offset by a decrease in deferred reimbursement of $1.5 million due to payment of a milestone.

Net cash used in operations for the nine months ended September 30, 2018 was $239.3 million. The components of net cash used in operations included the net loss for the nine months ended September 30, 2018 of $270.9 million and the net change in operating assets and liabilities of $6.3 million. The change in operating assets was primarily due to an increase in accounts receivable by $5.2 million and an increase in inventory of $2.0 million due to commercial sales of Galafold®, partially offset by a decrease in prepaid and other current assets of $2.6 million to support commercial activities for Galafold® launch. The net cash used in operations was also impacted by an increase in accounts payable and accrued expenses of $3.7 million, mainly related to program expenses and support for the commercial launch of Galafold®, partially offset by a decrease in deferred reimbursement of $5.0 million due to payment of a milestone.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2019 was $68.2 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $389.2 million for the sale and redemption of marketable securities, partially offset by $312.0 million for the purchase of marketable securities and $9.1 million for the acquisition of property and equipment.
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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $214.3 million. Net cash provided by financing activities primarily reflects $189.0 million from the issuance of common stock, net of issuance costs paid, $19.9 million from partial termination of capped call and $8.6 million from the exercise of stock options and warrants, partially offset by $3.0 million from the purchase of vested restricted stock units.
Net cash provided by financing activities for the nine months ended September 30, 2018 was $450.4 million. Net cash provided by financing activities primarily reflects $294.6 million from the issuance of common stock, net of issuance costs, $146.6 million in proceeds from the Senior Secured Term Loan, net of issuance costs and estimated fees payable, and $12.1 million from the exercise of stock options and warrants, partially offset by $2.7 million from the purchase of vested restricted stock units.
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

While we continue to generate revenue from product sales, in the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. We believe that our current cash position, including expected Galafold® revenues, is sufficient to fund ongoing Fabry, Pompe, and gene therapy program operations into the first half of 2022. Potential future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.

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

NCH - Celenex has an exclusive license agreement with NCH. Under this license agreement, NCH is eligible to receive development and sales-based milestones of up to $7.8 million from us for each product.

Penn - Under our expanded collaboration agreement with Penn, Penn is eligible to receive certain milestone, royalty and discovery research payments with respect to licensed products for each indication. Milestone payments are payable following the achievement of certain development and commercial milestone events in each indication, up to an aggregate of $86.5 million per indication. Royalty payments are based on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis. We will provide $10.0 million each year during the five-year agreement to fund the discovery research program.

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

Under our license agreements, if we owe royalties on net sales for one of our products to more than one of the above licensors, we have the right to reduce the royalties owed to one licensor for royalties paid to another. The amount of royalties to be offset is generally limited in each license and can vary under each agreement. For the nine months ended September 30, 2019, under the MSSM and GSK license and collaboration agreements, we paid $11.7 million in royalties and $1.5 million in sales-based milestones.

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

There were no significant changes during the nine months ended September 30, 2019 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as it relates to the adoption of ASU 2016-02, Leases (Topic 842), which is described below.

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
     Recent Accounting Pronouncements

Please refer to "—Note 2. Summary of Significant Accounting Policies," in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates, or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents, and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities, and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $1.6 million as of September 30, 2019. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.

We are exposed to interest rate risk with respect to variable rate debt. At December 31, 2018, we had $150 million aggregate principal amount of variable rate debt through our Senior Secured Term Loan. We do not currently hedge our variable interest rate debt. The average variable interest rate for our variable rate debt as of September 30, 2019 was 9.9%. A hypothetical 100 basis point increase or decrease in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date:	November 12, 2019	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2019	By:	/s/ Daphne Quimi
Daphne Quimi
Chief Financial Officer
(Principal Financial Officer)