Form 10-Q
period 2020-03-31
AMICUS THERAPEUTICS, INC.
filed 2020-05-07
CIK 1178879

RL

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of April 27, 2020 was 257,664,403 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended March 31, 2020

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
We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•the progress and results of our preclinical and clinical trials of our drug candidates and gene therapy candidates, including but not limited to AT-GAA, CLN6 and CLN3;
•the cost of manufacturing drug supply for our clinical and preclinical studies, including the cost of manufacturing Pompe Enzyme Replacement Therapy ("ERT" or "ATB200") and gene therapies;
•the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials for our product candidates including those testing the use of a pharmacological chaperone co-administered with ERT for the treatment of Pompe disease ("AT-GAA") and gene therapies for the treatment of rare genetic metabolic diseases;
•the future results of on-going preclinical research and subsequent clinical trials for cyclin-dependent kinase-like 5 ("CDKL5") deficiency, Pompe gene therapy, Fabry gene therapy, Niemann- Pick Type C ("NPC"), Mucopolysaccharidosis Type IIIB ("MPSIIIB") and next generation Mucopolysaccharidosis Type IIIA ("MPSIIIA"), including our ability to obtain regulatory approvals and commercialize these gene therapies and obtain market acceptance for such therapies;
•the costs, timing, and outcome of regulatory review of our product candidates;
•any changes in regulatory standards relating to the review of our product candidates;
•the number and development requirements of other product candidates that we pursue;
•the costs of commercialization activities, including product marketing, sales, and distribution;
•the emergence of competing technologies and other adverse market developments;
•our ability to successfully commercialize Galafold® ("migalastat HCl");
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold®, AT-GAA and our gene therapy candidates;
•our ability to obtain reimbursement for Galafold®;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold®;
•our ability to obtain market acceptance of Galafold®;
•the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims;
•the extent to which we acquire or invest in businesses, products, and technologies;
•our ability to successfully integrate our acquired products and technologies into our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected;
•our ability to establish collaborations, partnerships or other similar arrangements and to obtain milestone, royalty, or other payments from any such collaborators;
•our ability to adjust to changes in the European and United Kingdom markets in the wake of the United Kingdom leaving the European Union;

•the extent to which our business could be adversely impacted by the effects of the novel coronavirus ("COVID-19") outbreak, including due to actions by us, governments, our customers or suppliers or other third parties to control the spread of COVID-19, or by other health epidemics or pandemics;
•fluctuations in foreign currency exchange rates; and
•changes in accounting standards.
In light of these risks and uncertainties, we may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, or investments we may make. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.
You should read this Quarterly Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements speak only as of the date of this report. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$123,231	$142,837
Investments in marketable securities	215,642	309,903
Accounts receivable	40,555	33,284
Inventories	12,831	14,041
Prepaid expenses and other current assets	15,690	20,008
Total current assets	407,949	520,073
Operating lease right-of-use assets, less accumulated amortization of $6,260 and $5,342 at March 31, 2020 and December 31, 2019, respectively	32,501	33,315
Property and equipment, less accumulated depreciation of $19,260 and $17,604 at March 31, 2020 and December 31, 2019, respectively	47,688	47,705
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	29,414	28,317
Total Assets	$738,349	$850,207
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,239	$21,722
Accrued expenses and other current liabilities	66,722	98,651
Deferred reimbursements	1,250	1,250
Operating lease liabilities	7,503	7,189
Total current liabilities	91,714	128,812
Deferred reimbursements	8,906	8,906
Convertible notes	2,167	2,131
Senior secured term loan	147,569	147,374
Contingent consideration payable	23,612	22,681
Deferred income taxes	5,051	5,051
Operating lease liabilities	52,522	53,531
Other non-current liabilities	4,214	5,296
Total liabilities	335,755	373,782
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 257,449,955 and 255,417,869 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2,607	2,598
Additional paid-in capital	2,238,346	2,227,225
Accumulated other comprehensive loss:
Foreign currency translation adjustment	6,981	2,785
Unrealized (loss) gain on available-for-sale securities	(169)	40
Warrants	12,387	12,387
Accumulated deficit	(1,857,558)	(1,768,610)
Total stockholders’ equity	402,594	476,425
Total Liabilities and Stockholders’ Equity	$738,349	$850,207
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Net product sales	$60,525	$34,046
Cost of goods sold	6,552	4,055
Gross profit	53,973	29,991
Operating expenses:
Research and development	89,120	64,593
Selling, general, and administrative	40,215	44,303
Changes in fair value of contingent consideration payable	931	1,383
Depreciation and amortization	1,764	991
Total operating expenses	132,030	111,270
Loss from operations	(78,057)	(81,279)
Other income (expense):
Interest income	1,515	2,639
Interest expense	(3,729)	(6,454)
Loss on exchange of convertible notes	—	(36,123)
Other (expense) income	(8,316)	1,086
Loss before income tax	(88,587)	(120,131)
Income tax expense	(361)	(168)
Net loss attributable to common stockholders	$(88,948)	$(120,299)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.35)	$(0.56)
Weighted-average common shares outstanding — basic and diluted	256,968,248	213,519,287
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(88,948)	$(120,299)
Other comprehensive gain (loss):
Foreign currency translation adjustment gain (loss), net of tax impact of $1,536 and $0, respectively	4,196	(1,804)
Unrealized (loss) gain on available-for-sale securities, net of tax impact of $(56) and $0, respectively	(209)	584
Other comprehensive income	$3,987	$(1,220)
Comprehensive loss	$(84,961)	$(121,519)
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)
Three Months Ended March 31, 2020

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	255,417,869	$2,598	$2,227,225	$12,387	$2,825	$(1,768,610)	$476,425
Stock issued from exercise of stock options, net	958,947	9	6,068	—	—	—	6,077
Restricted stock tax vesting	1,073,139	—	(7,543)	—	—	—	(7,543)
Stock-based compensation	—	—	12,596	—	—	—	12,596
Unrealized holding loss on available-for-sale securities	—	—	—	—	(209)	—	(209)
Foreign currency translation adjustment	—	—	—	—	4,196	—	4,196
Net loss	—	—	—	—	—	(88,948)	(88,948)
Balance at March 31, 2020	257,449,955	$2,607	$2,238,346	$12,387	$6,812	$(1,857,558)	$402,594
Three Months Ended March 31, 2019

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	189,383,924	$1,942	$1,740,061	$13,063	$68	$(1,412,222)	$342,912
Stock issued from exercise of stock options, net	578,451	6	3,947	—	—	—	3,953
Restricted stock tax vesting	301,058	—	(1,940)	—	—	—	(1,940)
Stock issued for contingent consideration	771,804	8	9,308	—	—	—	9,316
Stock-based compensation	—	—	12,744	—	—	—	12,744
Warrants exercised	101,787	1	1,487	(676)	—	—	812
Equity component of the convertible notes	39,043,690	390	190,368	—	—	—	190,758
Termination of capped call confirmations	—	—	14,632	—	—	—	14,632
Unrealized holding gain on available-for-sale securities	—	—	—	—	584	—	584
Foreign currency translation adjustment	—	—	—	—	(1,804)	—	(1,804)
Net loss	—	—	—	—	—	(120,299)	(120,299)
Balance at March 31, 2019	230,180,714	$2,347	$1,970,607	$12,387	$(1,152)	$(1,532,521)	$451,668
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(88,948)	$(120,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	231	1,649
Depreciation and amortization	1,764	991
Stock-based compensation	12,596	12,744
Loss on exchange of convertible debt	—	36,123
Non-cash changes in the fair value of contingent consideration payable	931	1,383
Foreign currency remeasurement loss	10,662	325
Changes in operating assets and liabilities:
Accounts receivable	(8,358)	(1,001)
Inventories	(251)	345
Prepaid expenses and other current assets	4,016	3,059
Accounts payable and accrued expenses	(35,251)	(8,858)
Other non-current assets and liabilities	(5,334)	(3,507)
Deferred reimbursements	—	(1,500)
Net cash used in operating activities	$(107,942)	$(78,546)
Investing activities
Sale and redemption of marketable securities	106,140	135,187
Purchases of marketable securities	(12,088)	(52,178)
Capital expenditures	(806)	(2,944)
Net cash provided by investing activities	$93,246	$80,065
Financing activities
Payment of finance leases	(21)	(75)
Purchase of vested restricted stock units	(7,543)	(1,938)
Proceeds from termination of capped call confirmations	—	14,632
Proceeds from exercise of stock options	6,077	3,953
Proceeds of exercise of warrants	—	812
Net cash (used in) provided by financing activities	$(1,487)	$17,384
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(4,265)	$(2,350)
Net (decrease) increase in cash, cash equivalents, and restricted cash at the end of the period	(20,448)	16,553
Cash, cash equivalents, and restricted cash at beginning of period	146,341	82,375
Cash, cash equivalents, and restricted cash at the end of period	$125,893	$98,928
Supplemental disclosures of cash flow information
Tenant improvements paid through lease incentives	$254	$—
Cash paid during the period for interest	$3,693	$4,846
Contingent consideration paid in shares	$—	$9,316
Capital expenditures unpaid at the end of period	$589	$—
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business
Amicus Therapeutics, Inc. (the "Company") is a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. The Company has a portfolio of product opportunities led by the first, oral monotherapy for Fabry disease that has achieved widespread global approval, a differentiated biologic for Pompe disease in the clinic, and an industry leading rare disease gene therapy portfolio.
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
The lead biologics program of the Company's pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221), a novel, clinical-stage, potential best-in-class treatment paradigm for Pompe disease. In February 2019, the U.S. Food and Drug Administration ("FDA") granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease. In the first quarter of 2020, the British Medicines and Healthcare Products Regulatory Agency issued a Promising Innovative Medicine designation for AT-GAA for the treatment of late-onset Pompe disease.
The Company has established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("Nationwide Children's") and an expanded collaboration with the University of Pennsylvania ("Penn"). The Company's pipeline includes gene therapy programs in rare, neurologic lysosomal disorders ("LDs"), specifically: CLN6, CLN3, and CLN1 Batten disease, Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Niemann-Pick Type C (“NPC”), Mucopolysaccharidosis Type IIIB ("MPSIIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPSIIIA"). This expanded collaboration with Penn also provides the Company with exclusive disease-specific access and option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of more prevalent rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies In the first quarter of 2020, the FDA granted Fast Track designation to the CLN3 Batten disease gene therapy, AT-GTX-502, for the treatment of pediatric patients less than 18 years of age.
The Company's operations have not yet been significantly impacted from the novel coronavirus (“COVID-19”) pandemic. The Company has maintained operations in all geographies, secured its global supply chain for its commercial and clinical products, and maintained its clinical trials, with minimal disruption. The Company believes its ability to continue to operate without any significant disruptions will depend on the continued health of its employees, the ongoing demand for Galafold® and the continued operation of its global supply chain. The Company has continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of its global workforce. However, the Company's results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.

The Company had an accumulated deficit of $1.9 billion as of March 31, 2020 and anticipates incurring losses through the fiscal year ending December 31, 2020 and beyond. The Company has historically funded its operations through stock offerings, debt issuances, Galafold® revenues, collaborations, and other financing arrangements.
The current cash position, including expected Galafold® revenues, is sufficient to fund ongoing Fabry, Pompe, and gene therapy program operations well into the second half of 2022. Potential future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact the Company's future capital requirements.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying unaudited Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's interim financial information.
The accompanying unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company's financial statements and related notes as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019. For a complete description of the Company's accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Additionally, the Company assessed the impact COVID-19 pandemic has had on its operations and financial results as of March 31, 2020 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses.

Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are reported within comprehensive income (loss) in the Statements of Comprehensive Loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations, or other observable inputs.
Restricted cash consists primarily of funds held to satisfy the requirements of certain agreements that are restricted in their use and is included in non-current assets on the Company's Consolidated Balance Sheets.

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
The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold®. The Company's accounts receivable at March 31, 2020 have arisen from product sales primarily in Europe and the U.S. The Company will periodically assess the financial strength of its customers and the geographic economic environments and conditions to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of March 31, 2020, the Company recorded an allowance for doubtful accounts of $0.1 million.

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
The Company recognizes revenue when its performance obligations to its customers have been satisfied, which occurs at a point in time when the pharmacies or distributors obtain control of Galafold®. The transaction price is determined based on fixed consideration in the Company's customer contracts and is recorded net of estimates for variable consideration, which are third party discounts and rebates. The identified variable consideration is recorded as a reduction of revenue at the time revenues from the sale of Galafold® are recognized. The Company recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration received. The Company evaluates these estimates each reporting period to reflect known changes.
The following table summarizes the Company's net product sales from Galafold® disaggregated by geographic area:

	Three Months Ended March 31,
(in thousands)	2020	2019
U.S.	$17,772	$9,068
Ex-U.S.	42,753	24,978
Total net product sales	$60,525	$34,046
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
Recent Accounting Developments - Guidance Adopted in 2020
ASU 2018-15 - In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): ("ASU 2018-15"), relating to a customer’s accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor. Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license. The new guidance does not affect the accounting for the service element of a hosting arrangement that is a service contract. The new guidance also prescribes the balance sheet, income statement and cash flow classification of the capitalized software costs and related amortization expense and requires additional quantitative and qualitative disclosures. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for public companies. The Company adopted this guidance on January 1, 2020. The adoption did not have a material impact on the Company's Consolidated Financial Statements or related disclosures.
ASU 2018-13 - In August 2018, the FASB issued ASU 2018-03, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments modify the disclosure requirements in Topic 820. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on (i) changes in unrealized gains and losses, (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and (iii) the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this guidance on January 1, 2020. The adoption did not have a material impact on the Company's Consolidated Financial Statements or related disclosures.
ASU 2017-04 - In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the recognition and measurement of a goodwill impairment loss by eliminating Step 2 of the quantitative goodwill impairment test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if any. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. The Company adopted this guidance on January 1, 2020. The adoption did not have a material impact on the Company's Consolidated Financial Statements or related disclosures.
ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected and amends guidance on the impairment of financial instruments. ASU 2016-13 is effective for public companies who are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company adopted this guidance on January 1, 2020. The adoption did not have a material impact on the Company's Consolidated Financial Statements or related disclosures.

Recent Accounting Developments - Guidance Not Yet Adopted
ASU 2019-12 - In December 2019, the FASB issued ASU 2019-15, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). This new guidance removes specific exceptions to the general principles in Topic 740. It eliminates the need for an organization to analyze whether the following apply in a given period: (i) exception to the incremental approach for intraperiod tax allocation; (ii) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (iii) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also improves financial statement preparers’ application of income tax-related guidance and simplifies the following: (i) franchise taxes that are partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for public business entities for periods for which financial statements have not yet been issued. The Company is currently assessing the impact that this standard will have on the Company's Consolidated Financial Statements upon adoption.

Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of March 31, 2020, the Company held $123.2 million in cash and cash equivalents and $215.6 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within accumulated other comprehensive loss in the Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss the Company would recognize an allowance and the corresponding credit loss would be included in earnings.

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

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of March 31, 2020
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$123,231	$—	$—	$123,231
Corporate debt securities	107,152	65	(119)	107,098
Commercial paper	35,248	100	—	35,348
Asset-backed securities	68,812	25	(42)	68,795
U.S. government agency bonds	4,000	—	—	4,000
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$338,844	$190	$(161)	$338,873
Included in cash and cash equivalents	$123,231	$—	$—	$123,231
Included in marketable securities	215,613	190	(161)	215,642
Total cash, cash equivalents, and marketable securities	$338,844	$190	$(161)	$338,873

	As of December 31, 2019
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$142,837	$—	$—	$142,837
Corporate debt securities	145,875	121	(5)	145,991
Commercial paper	73,659	53	(2)	73,710
Asset-backed securities	77,731	79	—	77,810
U.S. government agency bonds	11,999	2	(10)	11,991
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$452,502	$255	$(17)	$452,740
Included in cash and cash equivalents	$142,837	$—	$—	$142,837
Included in marketable securities(1)	309,665	255	(17)	309,903
Total cash, cash equivalents, and marketable securities	$452,502	$255	$(17)	$452,740
______________________________
(1) As of December 31, 2019, $9.5 million of marketable securities have maturity dates greater than 12 months and are available to convert into cash, if needed.
For the three months ended March 31, 2020 there were nominal realized gains. For the fiscal year ended December 31, 2019, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of March 31, 2020 and December 31, 2019 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive gain (loss). The fair value of these marketable securities in unrealized loss positions was $99.5 million and $42.6 million as of March 31, 2020 and December 31, 2019, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2020	March 31, 2019
Cash and cash equivalents	$123,231	$96,349
Restricted cash	2,662	2,579
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$125,893	$98,928

Note 4. Inventories
Inventories consist of raw materials, work-in-process, and finished goods related to the manufacture of Galafold®. The following table summarizes the components of inventories:

(in thousands)	March 31, 2020	December 31, 2019
Raw materials	$5,322	$6,544
Work-in-process	2,900	3,660
Finished goods	4,609	3,837
Total inventories	$12,831	$14,041
The Company recorded a reserve for inventory of $0.2 million as of March 31, 2020 and December 31, 2019.

Note 5. Debt
The Company's debt consists of the following:

(in thousands)	March 31, 2020	December 31, 2019
Senior Secured Term Loan due 2023:
Principal	$150,000	$150,000
Less: debt discount (1)	(2,142)	(2,315)
Less: deferred financing (1)	(289)	(311)
Net carrying value of the Senior Secured Term Loan	$147,569	$147,374

Convertible Notes due 2023 (2):
Principal	$2,825	$2,825
Less: debt discount (1)	(625)	(659)
Less: deferred financing (1)	(33)	(35)
Net carrying value of the Convertible Notes	$2,167	$2,131
______________________________
(1) Included in the Consolidated Balance Sheets within Convertible Notes and Senior Secured Term Loan and amortized to interest expense over the remaining life of the Convertible Notes and Senior Secured Term Loan using the effective interest rate method.
(2) The Convertible Notes are currently convertible as the last reported sale price of the Company's common stock was equal to or more than 130% of the conversion price for at least 20 trading days of the 30 consecutive trading days ending on the last day of the quarter.
During the first quarter of 2019, the Company entered into separate, privately negotiated Exchange Agreements with a limited number of holders ("the Holders") of the unsecured Convertible Senior Notes due in 2023 ("the Convertible Notes"). Under the terms of the Exchange Agreements, the Holders agreed to exchange an aggregate principal amount of $219.3 million of Convertible Notes held by them in exchange for an aggregate of approximately 39.0 million shares of Company common stock, par value $0.01 per share. In addition, pursuant to the Exchange Agreements, the Company made aggregate cash payments of $1.0 million to the Holders to satisfy accrued and unpaid interest to the closing date of the transactions, along with cash in lieu of fractional shares. These transactions resulted in $190.4 million in additional paid-in-capital and common stock of $0.4 million on the Consolidated Balance Sheets as of March 31, 2019. Additionally, the Company recognized a net loss on the exchange of debt of $36.1 million on the Consolidated Statements of Operations for the three months ended March 31, 2019.

During the first quarter of 2019, the Company terminated the Capped Call Confirmations related to the exchange of the Convertible Notes for proceeds of approximately $14.6 million.

The following table sets forth interest expense recognized related to the Company's debt for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
(in thousands)	2020	2019
Contractual interest expense	$3,585	$4,813
Amortization of debt discount	$206	$1,559
Amortization of deferred financing	$25	$83

Note 6. Share-Based Compensation
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
Stock Option Grants
The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected stock price volatility	75.2%	74.2%
Risk free interest rate	1.7%	2.5%
Expected life of options (years)(1)	5.67	5.68
Expected annual dividend per share	$—	$—
 ______________________________
(1) The average expected life is determined using actual historical data.
A summary of the Company's stock options for the three months ended March 31, 2020 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2019	16,724	$9.15
Granted	3,944	$9.57
Exercised	(968)	$6.28
Forfeited	(355)	$10.40
Expired	(259)	$13.08
Options outstanding, March 31, 2020	19,086	$9.30	7.0	$23.5
Vested and unvested expected to vest, March 31, 2020	17,629	$9.23	6.8	$23.4
Exercisable at March 31, 2020	10,808	$8.59	5.4	$21.4
As of March 31, 2020, the total unrecognized compensation cost related to non-vested stock options granted was $42.8 million and is expected to be recognized over a weighted average period of three years.

Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2019	5,792	$11.18
Granted	3,600	$10.25
Vested	(1,600)	$8.94
Forfeited	(230)	$10.67
Non-vested units as of March 31, 2020	7,562	$11.18	2.7	$69.9
All non-vested units are expected to vest over their normal term. As of March 31, 2020, there was $73.4 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of three years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Consolidated Statements of Operations related to the equity awards:

	Three Months Ended March 31,
(in thousands)	2020	2019
Equity compensation expense recognized in:
Research and development expense	$5,253	$5,032
Selling, general, and administrative expense	7,343	7,712
Total equity compensation expense	$12,596	$12,744

Note 7. Assets and Liabilities Measured at Fair Value
The Company's financial assets and liabilities are measured at fair value and classified within the fair value hierarchy, which is defined as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
Level 3 — Inputs that are unobservable for the asset or liability.

A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of March 31, 2020 are identified in the following table:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$35,348	$35,348
Asset-backed securities	68,795	68,795
Corporate debt securities	107,098	107,098
U.S. government agency bonds	4,000	4,000
Money market funds	3,378	3,378
	$218,619	$218,619

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$23,612	$23,612
Deferred compensation plan liability	3,055	—	3,055
	$3,055	$23,612	$26,667
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2019 are identified in the following table:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$73,710	$73,710
Asset-backed securities	77,810	77,810
Corporate debt securities	145,991	145,991
U.S. government agency bonds	11,991	11,991
Money market funds	4,768	4,768
	$314,270	$314,270

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$22,681	$22,681
Deferred compensation plan liability	4,419	—	4,419
	$4,419	$22,681	$27,100
The Company's Convertible Notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. The fair value of the Convertible Notes at March 31, 2020 was $4.7 million.
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
The Company did not have any Level 3 assets as of March 31, 2020 or December 31, 2019.

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
The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB-200 Pompe program:

Contingent Consideration Liability	Fair Value as of March 31, 2020	Valuation Technique	Unobservable Input	Range
	(in thousands)

			Discount rate	9.4%

Clinical and regulatory milestones	$22,985	Probability weighted discounted cash flow	Probability of achievement of milestones	75% - 78%

			Projected year of payments	2021 - 2022
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
The following table shows the change in the balance of contingent consideration payable for the three months ended March 31, 2020 and March 31, 2019, respectively:

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance, beginning of the period	$22,681	$19,700
Changes in fair value during the period, included in the Consolidated Statements of Operations	931	1,383
Adjustment for contingent consideration paid in stock	—	(316)
Balance, end of the period	$23,612	$20,767
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

Note 8. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Numerator:
Net loss attributable to common stockholders	$(88,948)	$(120,299)
Denominator:
Weighted average common shares outstanding — basic and diluted	256,968,248	213,519,287
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of March 31,
(in thousands)	2020	2019
Options to purchase common stock	19,086	18,331
Convertible notes	462	5,017
Outstanding warrants, convertible to common stock	2,554	2,554
Unvested restricted stock units	7,562	6,010
Total number of potentially issuable shares	29,664	31,912

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We have a portfolio of product opportunities led the first, oral monotherapy for Fabry disease that has achieved widespread global approval, a differentiated biologic for Pompe disease in the clinic, and an industry leading rare disease gene therapy portfolio.
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
The lead biologics program of our pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221), a novel, clinical-stage, potential best-in-class treatment paradigm for Pompe disease. In February 2019, the U.S. Food and Drug Administration ("FDA") granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease.
        We have established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("Nationwide Children’s") and an expanded collaboration with the University of Pennsylvania ("Penn"). Our pipeline includes gene therapy programs in rare, neurologic lysosomal disorders ("LDs"), specifically: CLN6, CLN3, and CLN1 Batten disease, Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Niemann-Pick Type C ("NPC"), Mucopolysaccharidosis Type IIIB ("MPSIIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPSIIIA"). Our expanded collaboration with Penn also provides us with exclusive disease-specific access and the option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of more prevalent rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies. In the first quarter of 2020, the FDA granted Fast Track designation to the CLN3 Batten disease gene therapy, AT-GTX-502, for the treatment of pediatric patients less than 18 years of age.
Our Strategy
Our strategy is to create, manufacture, test, and deliver the highest quality medicines for people living with rare metabolic diseases through internally developed, acquired, or in-licensed products and product candidates that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. In addition to our programs in Fabry and Pompe, we are leveraging our global capabilities to develop and expand our robust pipeline in genomic medicine. We have made significant progress toward fulfilling our vision of building a leading global biotechnology company focused on rare metabolic diseases.
Our operations have not yet been significantly impacted from the novel coronavirus (“COVID-19”) pandemic. We have maintained operations in all geographies, secured our global supply chain for our commercial and clinical products, and maintained our clinical trials, with minimum disruptions. Our ability to continue to operate without any significant disruptions will depend on the continued health of our employees, the ongoing demand for Galafold® and the continued operation of our global supply chain. We have continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of our global workforce. However, our results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.
Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the three months ended March 31, 2020, Galafold® revenue totaled $60.5 million, an increase of $26.5 million compared to the same period in the prior year, with minimal impact from changes in ordering patterns related to the COVID-19 pandemic. We continue to see strong commercial momentum and expansion into additional geographies. In countries we have been operating the longest, such as Germany and the U.K., we see an increasing proportion of previously untreated patients come onto Galafold®. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.

•Pompe clinical program milestones. We completed enrollment in our global Phase 3 pivotal study of AT-GAA (ATB200-03, also known as "PROPEL") with 123 participants at 59 global sites. The U.S. FDA granted BTD for AT-GAA for the treatment of late-onset Pompe disease. Additionally, the British Medicines and Healthcare Products Regulatory Agency issued a Promising Innovative Medicine designation ("PIM") for AT-GAA for the treatment of late-onset Pompe disease. Currently, we have not experienced any significant changes to the study as a result of the COVID-19 pandemic.
•Pipeline advancement and growth. We have established an industry leading gene therapy portfolio of medicines for people living with rare metabolic diseases through a license with Nationwide Children’s and an expanded collaboration with Penn. During the first quarter of 2020, we initiated the long-term follow-up of the initial participants in the CLN6 Phase 1/2 study. In 2019, we reported positive interim clinical results for the first eight patients in our ongoing CLN6 clinical study. Additionally, in 2019 the research collaboration with Penn was expanded to pursue research and development of novel gene therapies for Pompe disease, Fabry disease, CDD, NPC, MPSIIIB, as well as a next generation program in MPSIIIA. Amicus has rights for additional collaborative research programs in rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy and select other muscular dystrophies.

•Manufacturing. We continue to manufacture our Pompe biologic at commercial scale (1,000L) for our pivotal PROPEL study and early commercial inventory. Our supply agreement with WuXi Biologics and current capacity are expected to produce sufficient quantities to support commercial needs after receipt of applicable regulatory approvals if obtained. For gene therapy, we are working closely with our strategic partners at Catalent Biologics and Thermo Fisher Scientific to support our clinical manufacturing capabilities for our active preclinical lysosomal disorder programs in development at Penn and the Amicus intrathecal AAV Batten disease gene therapy programs. Through the first quarter of 2020, our global supply chains have not been interrupted and we have thus far maintained our ability to manufacture Galafold® as well as our Pompe biologic, AT-GAA, during the COVID-19 pandemic.
•Financial strength. Total cash, cash equivalents, and marketable securities as of March 31, 2020 was $338.9 million. The current cash position, considering the COVID-19 pandemic and including expected Galafold® revenues, is sufficient to fund ongoing Fabry, Pompe, and gene therapy program operations well into the second half of 2022; this assumes the current minimal impact to operations, supply chain and revenue of the COVID-19 pandemic. Potential future impact of the COVID-19 pandemic, future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.

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
Gene Therapy for Fabry Disease
We are committed to continued innovation for all people living with Fabry disease. For people living with Fabry disease who have non-amenable variants, which are not suitable for Galafold® as a monotherapy, our strategy is to develop a Fabry gene therapy. In October 2018, we expanded our gene therapy portfolio through a collaboration agreement with Penn to pursue research and development of novel gene therapies, including Fabry disease, and other indications. In October 2019, we disclosed preliminary data from a Fabry AAV gene therapy using an Amicus-engineered transgene that demonstrated high levels of GLA activity and robust GL-3 reduction in a mouse model of Fabry disease.

Novel ERT for Pompe Disease
We are leveraging our biologics capabilities to develop AT-GAA, a novel treatment paradigm for Pompe disease. AT-GAA consists of a uniquely engineered rhGAA enzyme, ATB200, with an optimized carbohydrate structure to enhance lysosomal uptake, administered in combination with a pharmacological chaperone, AT2221, to improve activity and stability. We initiated a global Phase 3 clinical study of AT-GAA, ATB200-03, or PROPEL in adult patients with late onset Pompe disease in December 2018.
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
In October 2019, we reported additional interim data from our clinical study ATB200-02 at the 24th International Annual Congress of the World Muscle Society. Highlights included muscle function, safety, and tolerability data in patients as well as pharmacodynamic data (muscle damage biomarker, creatine kinase, disease substrate biomarker, and urine hexose tetrasaccharide). Muscle function improved in 16 out of 18 patients at 24 months. Mean six-minute walk test ("6MWT") distance improved in both ERT-naïve and ERT-switch patients with continued benefit observed out to month 24. All five ERT-naive patients showed increases from baseline in 6MWT distance at all time points out to month 24. To date, adverse events have been generally mild and transient. AT-GAA has resulted in a low rate of infusion-associated reactions ("IARs") following over 1,500+ infusions (28 events of IARs in eight patients). The clinical pharmacokinetic profile has been consistent with previously reported preclinical data. Treatment with AT-GAA resulted in persistent and durable reductions in creatine kinase and urine hexose tetrasaccharide across all patient cohorts up to month 24.
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
Gene Therapy for Various Types of Batten Disease
Through our license with Nationwide Children’s, we are researching potential first-in-class gene therapies for multiple forms of Batten disease. Batten disease is the common name for a broad class of rare, fatal, inherited disorders of the nervous system also known as neuronal ceroid lipofuscinoses ("NCLs"). In these diseases, a defect in a specific gene triggers a cascade of problems that interferes with a cell's ability to recycle certain molecules. Each gene is called ceroid lipofuscinosis, neuronal ("CLN") and given a different number designation as its subtype. There are 13 known forms of Batten disease often referred to as CLN1-8; 10-14. The various types of Batten disease have similar features and symptoms but vary in severity and age of onset.

We have two clinical programs in CLN6 and CLN3 Batten disease, and several preclinical programs including CLN1 and other types of Batten disease.

Our Phase 1/2 study in CLN6 Batten disease completed target enrollment, with thirteen patients receiving a single administration of adeno-associated virus serotype 9 AAV-CLN6 gene therapy. In August 2019, we reported positive interim clinical data from the first eight patients in the study. The AAV-CLN6 gene therapy demonstrated a positive impact on motor and language function. Seven out of eight patients maintained stable Hamburg Motor and Language scores or had an initial change (+1 to -1 points) followed by stabilization. In October 2019, we reported additional interim clinical data further supporting the impact of one-time intrathecal AAV gene therapy in children with CLN6 Batten disease.  This interim data suggested stabilization of various components of the Hamburg Motor, Language, Seizure, and Vision scores in most patients from baseline to month 12 or 24, in particular those patients treated at a younger age, compared to the progression expected in matched untreated patients.
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
CDKL5 Deficiency Disorder
We are researching a potential first-in-class protein replacement therapy approach for CDD, as well as researching a gene therapy for CDD through our collaboration with Penn. CDKL5 is a gene on the X-chromosome encoding the CDKL5 protein that regulates the expression of several essential proteins for normal brain development. Genetic mutations in the CDKL5 gene result in CDKL5 protein deficiency and CDD. This disorder manifests clinically as persistent seizures starting in infancy, followed by severe impairment in neurological development. Most children affected by CDD cannot walk or care for themselves and may also suffer from scoliosis, visual impairment, sensory issues, and gastrointestinal complications.
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

Consolidated Results of Operations
Three Months Ended March 31, 2020 compared to March 31, 2019
The following table provides selected financial information for the Company:

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Net product sales	$60,525	$34,046	$26,479
Cost of goods sold	6,552	4,055	2,497
Cost of goods sold as a percentage of net product sales	10.8%	11.9%	(1.1)%
Operating expenses:
Research and development	89,120	64,593	24,527
Selling, general, and administrative	40,215	44,303	(4,088)
Changes in fair value of contingent consideration payable	931	1,383	(452)
Depreciation and amortization	1,764	991	773
Other income (expense):
Interest income	1,515	2,639	(1,124)
Interest expense	(3,729)	(6,454)	2,725
Loss on exchange of convertible notes	—	(36,123)	36,123
Other (expense) income	(8,316)	1,086	(9,402)
Income tax expense	(361)	(168)	(193)
Net loss attributable to common stockholders	$(88,948)	$(120,299)	$31,351
 Net Product Sales. Net product sales increased $26.5 million during the three months ended March 31, 2020 compared to the same period in the prior year. The increase was primarily due to continued growth in the Europe, US, and Japan markets.
Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net product sales was 10.8% during the three months ended March 31, 2020 compared to 11.9% during the same period in the prior year, primarily due to the proportion of sales in countries subject to a higher royalty burden.
Research and Development Expense.  The following table summarizes our principal product development programs for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Three Months Ended March 31,
Projects	2020	2019
Third party direct project expenses
Galafold® (Fabry Disease)	$1,761	$4,356
AT-GAA (Pompe Disease)	34,907	28,286
Gene therapy programs	20,995	2,192
Pre-clinical and other programs	1,205	460
Total third-party direct project expenses	58,868	35,294
Other project costs
Personnel costs	22,718	19,634
Other costs	7,534	9,665
Total other project costs	30,252	29,299
Total research and development costs	$89,120	$64,593

The $24.5 million increase in research and development costs was primarily due to increases in gene therapy programs driven by the pipeline growth and clinical research and manufacturing costs with the advancement and enrollment of clinical studies in the Pompe program, partially offset by a decrease in expense associated with the ongoing regulatory requirements, approval in new geographies, and pediatric and other studies to support label expansion of Galafold®. There were also increases in personnel costs associated with the advancement and enrollment of clinical studies and investments in manufacturing.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense decreased $4.1 million, mainly driven by reduction in third-party professional fees and travel.
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

Other (Expense) Income. The $9.4 million variance was primarily driven by foreign exchange losses in the remeasurement of our intercompany transactions.
Income Tax Expense. The income tax expense for the first quarter of 2020 was $0.4 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distribution of pre-tax earnings among the many jurisdiction in which we operate.
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
Cash Flow Discussion
As of March 31, 2020, we had cash, cash equivalents, and marketable securities of $338.9 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "—Note 3.  Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the three months ended March 31, 2020 was $107.9 million. The components of net cash used in operations included the net loss for the three months ended March 31, 2020 of $88.9 million and the net change in operating assets and liabilities of $45.2 million. The change in operating assets was primarily due to an increase in accounts receivable by $8.4 million due to increased commercial sales of Galafold® and a decrease in prepaid and other current assets of $4.0 million to support the commercial activities for Galafold®. The net cash used in operations was also impacted by a decrease in accounts payable and accrued expenses of $35.3 million, mainly related to the payment of contract manufacturing and research costs, program expenses and personnel costs.
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

Net Cash Provided by Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2020 was $93.2 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $106.1 million for the sale and redemption of marketable securities, partially offset by $12.1 million for the purchase of marketable securities and $0.8 million for the acquisition of property and equipment.
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
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the three months ended March 31, 2020 was $1.5 million. Net cash used in financing activities primarily reflects $7.5 million from the purchase of vested restricted stock units, partially offset by $6.1 million from the exercise of stock options.
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
Funding Requirements
We expect to incur losses from operations for the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials. Our future capital requirements will depend on a number of factors, including:
•the progress and results of our preclinical and clinical trials of our drug candidates and gene therapy candidates, including but not limited to AT-GAA, CLN6 and CLN3;
•the cost of manufacturing drug supply for our clinical and preclinical studies, including the cost of manufacturing Pompe Enzyme Replacement Therapy ("ERT" or "ATB200") and gene therapies;
•the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials for our product candidates, including those testing the use of a pharmacological chaperone co-administered with ERT for the treatment of Pompe disease ("AT-GAA") and gene therapies for the treatment of rare genetic metabolic diseases;
•the future results of on-going preclinical research and subsequent clinical trials for CDD, Pompe gene therapy, Fabry gene therapy, NPC, MPSIIIB and next generation MPSIIIA, including our ability to obtain regulatory approvals and commercialize these gene therapies and obtain market acceptance for such therapies;
•the costs, timing, and outcome of regulatory review of our product candidates;
•any changes in regulatory standards relating to the review of our product candidates;
•the number and development requirements of other product candidates that we pursue;
•the costs of commercialization activities, including product marketing, sales, and distribution;
•the emergence of competing technologies and other adverse market developments;
•our ability to successfully commercialize Galafold® ("migalastat HCl");
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold®, AT-GAA and our gene therapy candidates;
•our ability to obtain reimbursement for Galafold®;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold®;
•our ability to obtain market acceptance of Galafold®;
•the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims;

•the extent to which we acquire or invest in businesses, products, and technologies;
•our ability to successfully integrate our acquired products and technologies into our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected;
•our ability to establish collaborations, partnerships, or other similar arrangements and to obtain milestone, royalty, or other payments from any such collaborators;
•our ability to adjust to changes in the European and U.K. markets in the wake of the U.K. leaving the E.U.;
•the extent to which our business could be adversely impacted by the effects of the novel coronavirus ("COVID-19") outbreak, including due to actions by us, governments, our customers or suppliers or other third parties to control the spread of COVID-19, or by other health epidemics or pandemics;
•fluctuations in foreign currency exchange rates; and
•changes in accounting standards.
While we continue to generate revenue from product sales, in the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. We believe that our current cash position, including expected Galafold® revenues, is sufficient to fund ongoing Fabry, Pompe, and gene therapy program operations well into the second half of 2022 Potential future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
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
Nationwide Children’s - Celenex has an exclusive license agreement with Nationwide Children’s. Under this license agreement, Nationwide Children’s is eligible to receive development and sales-based milestones of up to $7.8 million from us for each product.

Penn - Under our expanded collaboration agreement with Penn, Penn is eligible to receive certain milestone, royalty and discovery research payments with respect to licensed products for each indication. Milestone payments are payable following the achievement of certain development and commercial milestone events in each indication, up to an aggregate of $88.0 million per indication. Royalty payments are based on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis. We will provide $10.0 million each year during the five-year agreement to fund the discovery research program.
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
There were no significant changes during the three months ended March 31, 2020 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
 Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies," in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates, or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents, and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities, and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $0.7 million as of March 31, 2020. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.
We are exposed to interest rate risk with respect to variable rate debt. At March 31, 2020, we had a $150 million Senior Secured Term Loan that bears interest at a rate equal to the 3-month LIBOR plus 7.50% per year. We do not currently hedge our variable interest rate debt. The annual average variable interest rate for our variable rate debt as of March 31, 2020 was 9.7%. A hypothetical 100 basis point increase or decrease in the average interest rate on our variable rate debt would result in a $0.4 million change in the interest expense as of March 31, 2020.
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
 For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes in our financial instrument portfolio or market risk exposures since our fiscal year ended December 31, 2019.

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

ITEM 1A. RISK FACTORS
The following risk factor should be considered in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The novel coronavirus ("COVID-19") pandemic and efforts to reduce its spread may negatively impact our business and operations.

The COVID-19 pandemic has substantially burdened healthcare systems worldwide which may impact progression of our clinical trials. Required inspections and reviews by regulatory agencies may also be delayed due to the focus of resources on COVID-19 as well as travel and other restrictions. Significant delays in the timing of our clinical trials and in regulatory reviews could adversely affect our ability to commercialize some assets in our product pipeline. Lack of normal access by patients to the healthcare system, along with concern about the continued supply of medications, may result in changes in buying patterns throughout the supply chain, including by patients, which could increase or decrease demand for our products. Similarly, we have temporarily halted in-person interactions by our employees with healthcare providers, which may decrease demand for our products. COVID-19 could also have an adverse impact on our supply chain and distribution systems, which could impact our ability to distribute our products and the ability of third parties on which we rely to fulfill their obligations to us, and could increase our expenses. In addition, the conditions created by the pandemic may intensify other risks inherent in our business, including, among other things, risks related to drug pricing and access, intellectual property protection, product safety and efficacy concerns, product liability and other litigation, and the impact of adverse global and local economic conditions.

As a result, while the financial impact on us has not been material to date, given the rapid and evolving nature of the virus, COVID-19 could negatively affect our results of operations, financial condition, liquidity and cash flows in future periods, perhaps materially. The degree to which COVID-19 affects us will depend on developments that are highly uncertain and beyond our knowledge or control, including, but not limited to, the duration and severity of the pandemic, the actions taken to reduce its transmission, and the speed with which, and extent to which, more stable economic and operating conditions resume. Should the COVID-19 pandemic and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity, and cash flows could be materially impacted by lower revenues and profitability and a lower likelihood of effectively and efficiently developing and launching new medicines.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

++10.1
First Amendment to the Amended and Restated Research, Collaboration & License Agreement dated December 20, 2019 by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.

++10.2
Second Amendment to the Amended and Restated Research, Collaboration & License Agreement dated March 26, 2020 by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1
Certification of Principal Executive Officer and Principal Financial Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

++ Subject to confidential treatment request.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date:	May 7, 2020	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2020	By:	/s/ Daphne Quimi
Daphne Quimi
Chief Financial Officer
(Principal Financial Officer)