Form 10-Q
period 2020-06-30
AMICUS THERAPEUTICS, INC.
filed 2020-08-10
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of July 27, 2020 was 258,787,743 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended June 30, 2020

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
•the cost of manufacturing drug supply for our clinical and preclinical studies, including the cost of manufacturing Pompe Enzyme Replacement Therapy ("ERT" or "ATB200" or "cipaglucosidase alfa") and gene therapies;

•the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials for our product candidates including those testing the use of a pharmacological chaperone co-administered with ERT for the treatment of Pompe disease ("AT-GAA") and gene therapies for the treatment of rare genetic metabolic diseases;
•the future results of on-going preclinical research and subsequent clinical trials for cyclin-dependent kinase-like 5 ("CDKL5") deficiency disorder, Pompe gene therapy, Fabry gene therapy, Mucopolysaccharidosis Type IIIB ("MPS IIIB") and next generation Mucopolysaccharidosis Type IIIA ("MPS IIIA"), including our ability to obtain regulatory approvals and commercialize these gene therapies and obtain market acceptance for such therapies;

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
•our ability to successfully commercialize Galafold® (also referred to as "migalastat HCl");
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
In light of these risks and uncertainties, we may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II Item 1A – Risk Factors on this Form 10-Q, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, or investments we may make. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$164,573	$142,837
Investments in marketable securities	145,017	309,903
Accounts receivable	43,040	33,284
Inventories	12,979	14,041
Prepaid expenses and other current assets	18,275	20,008
Total current assets	383,884	520,073
Operating lease right-of-use assets, less accumulated amortization of $6,219 and $5,342 at June 30, 2020 and December 31, 2019, respectively	23,949	33,315
Property and equipment, less accumulated depreciation of $21,194 and $17,604 at June 30, 2020 and December 31, 2019, respectively	46,945	47,705
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	25,876	28,317
Total Assets	$701,451	$850,207
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,306	$21,722
Accrued expenses and other current liabilities	85,478	99,901
Operating lease liabilities	8,516	7,189
Total current liabilities	108,300	128,812
Deferred reimbursements	8,906	8,906
Convertible notes	2,203	2,131
Senior secured term loan	147,834	147,374
Contingent consideration payable	20,027	22,681
Deferred income taxes	5,051	5,051
Operating lease liabilities	43,666	53,531
Other non-current liabilities	4,511	5,296
Total liabilities	340,498	373,782
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 258,223,842 and 255,417,869 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2,614	2,598
Additional paid-in capital	2,250,849	2,227,225
Accumulated other comprehensive loss:
Foreign currency translation adjustment	4,865	2,785
Unrealized gain on available-for-sale securities	288	40
Warrants	12,387	12,387
Accumulated deficit	(1,910,050)	(1,768,610)
Total stockholders’ equity	360,953	476,425
Total Liabilities and Stockholders’ Equity	$701,451	$850,207
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net product sales	$62,353	$44,130	$122,878	$78,176
Cost of goods sold	6,676	5,367	13,228	9,422
Gross profit	55,677	38,763	109,650	68,754
Operating expenses:
Research and development	69,611	70,981	158,731	135,574
Selling, general, and administrative	34,657	42,578	74,872	86,881
Changes in fair value of contingent consideration payable	715	480	1,646	1,863
Depreciation and amortization	2,039	1,154	3,803	2,145
Total operating expenses	107,022	115,193	239,052	226,463
Loss from operations	(51,345)	(76,430)	(129,402)	(157,709)
Other income (expense):
Interest income	865	2,599	2,380	5,238
Interest expense	(3,635)	(4,625)	(7,364)	(11,079)
Loss on exchange of convertible notes	—	(4,501)	—	(40,624)
Other income (expense)	5,326	(877)	(2,990)	209
Loss before income tax	(48,789)	(83,834)	(137,376)	(203,965)
Income tax expense	(3,703)	(717)	(4,064)	(885)
Net loss attributable to common stockholders	$(52,492)	$(84,551)	$(141,440)	$(204,850)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.20)	$(0.36)	$(0.55)	$(0.91)
Weighted-average common shares outstanding — basic and diluted	257,973,329	238,089,824	257,548,623	225,848,013
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019
Net loss	$(52,492)	$(84,551)	$(141,440)	$(204,850)
Other comprehensive gain (loss):
Foreign currency translation adjustment (loss) gain, net of tax impact of $(2,090), $30, $(554), and $30, respectively	(2,116)	1,881	2,080	77
Unrealized gain (loss) on available-for-sale securities, net of tax impact of $122, $220, $66, and $220, respectively	457	(22)	248	562
Other comprehensive income	$(1,659)	$1,859	$2,328	$639
Comprehensive loss	$(54,151)	$(82,692)	$(139,112)	$(204,211)
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended June 30, 2020

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	257,449,955	$2,607	$2,238,346	$12,387	$6,812	$(1,857,558)	$402,594
Stock issued from exercise of stock options, net	650,288	7	4,649	—	—	—	4,656
Restricted stock tax vesting	123,599	—	(554)	—	—	—	(554)
Stock-based compensation	—	—	8,408	—	—	—	8,408
Unrealized holding gain on available-for-sale securities	—	—	—	—	457	—	457
Foreign currency translation adjustment	—	—	—	—	(2,116)	—	(2,116)
Net loss	—	—	—	—	—	(52,492)	(52,492)
Balance at June 30, 2020	258,223,842	$2,614	$2,250,849	$12,387	$5,153	$(1,910,050)	$360,953

Six Months Ended June 30, 2020

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	255,417,869	$2,598	$2,227,225	$12,387	$2,825	$(1,768,610)	$476,425
Stock issued from exercise of stock options, net	1,609,235	16	10,717	—	—	—	10,733
Restricted stock tax vesting	1,196,738	—	(8,097)	—	—	—	(8,097)
Stock-based compensation	—	—	21,004	—	—	—	21,004
Unrealized holding gain on available-for-sale securities	—	—	—	—	248	—	248
Foreign currency translation adjustment	—	—	—	—	2,080	—	2,080
Net loss	—	—	—	—	—	(141,440)	(141,440)
Balance at June 30, 2020	258,223,842	$2,614	$2,250,849	$12,387	$5,153	$(1,910,050)	$360,953

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended June 30, 2019

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2019	230,180,714	$2,347	$1,970,607	$12,387	$(1,152)	$(1,532,521)	$451,668
Stock issued from exercise of stock options, net	561,177	5	2,802	—	—	—	2,807
Stock issued from equity financing	18,720,930	187	188,807	—	—	—	188,994
Restricted stock tax vesting	99,252	—	(615)	—	—	—	(615)
Stock-based compensation	—	—	9,935	—	—	—	9,935
Equity component of the convertible notes	4,951,449	50	24,668	—	—	—	24,718
Termination of capped call confirmations	—	—	5,243	—	—	—	5,243
Unrealized holding loss on available-for-sale securities	—	—	—	—	(22)	—	(22)
Foreign currency translation adjustment	—	—	—	—	1,881	—	1,881
Net loss	—	—	—	—	—	(84,551)	(84,551)
Balance at June 30, 2019	254,513,522	$2,589	$2,201,447	$12,387	$707	$(1,617,072)	$600,058

Six Months Ended June 30, 2019

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	189,383,924	$1,942	$1,740,061	$13,063	$68	$(1,412,222)	$342,912
Stock issued from exercise of stock options, net	1,139,628	11	6,749	—	—	—	6,760
Stock issued from equity financing	18,720,930	187	188,807	—	—	—	188,994
Restricted stock tax vesting	400,310	—	(2,555)	—	—	—	(2,555)
Stock issued for contingent consideration	771,804	8	9,308	—	—	—	9,316
Stock-based compensation	—	—	22,679	—	—	—	22,679
Warrants exercised	101,787	1	1,487	(676)	—	—	812
Equity component of the convertible notes	43,995,139	440	215,036	—	—	—	215,476
Termination of capped call confirmations	—	—	19,875	—	—	—	19,875
Unrealized holding gain on available-for-sale securities	—	—	—	—	562	—	562
Foreign currency translation adjustment	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	(204,850)	(204,850)
Balance at June 30, 2019	254,513,522	$2,589	$2,201,447	$12,387	$707	$(1,617,072)	$600,058
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(141,440)	$(204,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	532	2,104
Depreciation and amortization	3,803	2,145
Stock-based compensation	21,004	22,679
Loss on exchange of convertible debt	—	40,624
Non-cash changes in the fair value of contingent consideration payable	1,646	1,863
Foreign currency remeasurement loss	5,604	530
Changes in operating assets and liabilities:
Accounts receivable	(10,388)	(6,829)
Inventories	1,351	(1,908)
Prepaid expenses and other current assets	1,375	(3,523)
Accounts payable and accrued expenses	(23,916)	12,453
Other non-current assets and liabilities	(1,031)	(819)
Deferred reimbursements	—	(1,500)
Net cash used in operating activities	$(141,460)	$(137,031)
Investing activities
Sale and redemption of marketable securities	210,139	261,425
Purchases of marketable securities	(45,005)	(191,318)
Capital expenditures	(1,876)	(5,110)
Net cash provided by investing activities	$163,258	$64,997
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	188,994
Payment of finance leases	(38)	(98)
Purchase of vested restricted stock units	(8,097)	(2,555)
Proceeds from termination of capped call confirmations	—	19,875
Proceeds from exercise of stock options	10,734	6,760
Proceeds of exercise of warrants	—	812
Net cash provided by financing activities	$2,599	$213,788
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(3,476)	$(941)
Net increase in cash, cash equivalents, and restricted cash at the end of the period	20,921	140,813
Cash, cash equivalents, and restricted cash at beginning of period	146,341	82,375
Cash, cash equivalents, and restricted cash at the end of period	$167,262	$223,188
Supplemental disclosures of cash flow information
Tenant improvements paid through lease incentives	$455	$—
Cash paid during the period for interest	$10,709	$9,302
Contingent consideration paid in shares	$—	$9,316
Capital expenditures unpaid at the end of period	$502	$837
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
The lead biologics program of the Company's pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, clinical-stage, potential best-in-class treatment paradigm for Pompe disease. In February 2019, the U.S. Food and Drug Administration ("FDA") granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease. In the first quarter of 2020, the British Medicines and Healthcare Products Regulatory Agency issued a Promising Innovative Medicine designation for AT-GAA for the treatment of late-onset Pompe disease.

The Company has established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("Nationwide Children's") and an expanded collaboration with the University of Pennsylvania ("Penn"). The Company's pipeline includes gene therapy programs in rare, neurologic lysosomal disorders ("LDs"), specifically: CLN6, CLN3, and CLN1 Batten disease, Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Mucopolysaccharidosis Type IIIB ("MPS IIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPS IIIA"). This expanded collaboration with Penn also provides the Company with exclusive disease-specific access and option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of more prevalent rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies. In the first quarter of 2020, the FDA granted Fast Track designation to the CLN3 Batten disease gene therapy, AT-GTX-502, for the treatment of pediatric patients less than 18 years of age.

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

The Company had an accumulated deficit of $1.9 billion as of June 30, 2020 and anticipates incurring losses through the fiscal year ending December 31, 2020 and beyond. The Company has historically funded its operations through stock offerings, debt issuances, Galafold® revenues, collaborations, and other financing arrangements.
In July 2020, the Company entered into a definitive agreement for a $400 million credit facility with Hayfin Capital Management (“2020 Senior Secured Term Loan”) with an interest rate equal to 3-month LIBOR, subject to a 1% floor, plus 6.5% per annum and requires interest-only payments until mid-2024 and matures in six years in 2026. This transaction resulted in net proceeds of $386.1 million, after deducting fees and estimated expenses. There were no warrants or equity conversion features associated with the 2020 Senior Secured Term Loan. Additionally, the Company used $156.3 million of the proceeds to voluntary settle the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan with BioPharma Credit PLC that was due in 2023. The remaining proceeds will be used for other general corporate and product development purposes.
Based on current operating models, the Company believes that the current cash position, along with the net proceeds from the 2020 Senior Secured Term Loan and expected revenues, is sufficient to fund the Company's operations and ongoing research programs through to profitability. Potential future impact of the COVID-19 pandemic, future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact the Company's future capital requirements.

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
Additionally, the Company assessed the impact COVID-19 pandemic has had on its operations and financial results as of June 30, 2020 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses.

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
The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold®. The Company's accounts receivable at June 30, 2020 have arisen from product sales primarily in Europe and the U.S. The Company will periodically assess the financial strength of its customers and the geographic economic environments and conditions to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of June 30, 2020, the Company recorded an allowance for doubtful accounts of $0.1 million.

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
The following table summarizes the Company's net product sales from Galafold® disaggregated by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
U.S.	$20,807	$12,181	$38,579	$21,249
Ex-U.S.	41,546	31,949	84,299	56,927
Total net product sales	$62,353	$44,130	$122,878	$78,176
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

Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of June 30, 2020, the Company held $164.6 million in cash and cash equivalents and $145.0 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within accumulated other comprehensive loss in the Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss the Company would recognize an allowance and the corresponding credit loss would be included in earnings.

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
Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of June 30, 2020
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$164,573	$—	$—	$164,573
Corporate debt securities	51,307	225	—	51,532
Commercial paper	59,803	103	(4)	59,902
Asset-backed securities	33,020	162	—	33,182
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$309,104	$490	$(4)	$309,590
Included in cash and cash equivalents	$164,573	$—	$—	$164,573
Included in marketable securities	144,531	490	(4)	145,017
Total cash, cash equivalents, and marketable securities	$309,104	$490	$(4)	$309,590

	As of December 31, 2019
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$142,837	$—	$—	$142,837
Corporate debt securities	145,875	121	(5)	145,991
Commercial paper	73,659	53	(2)	73,710
Asset-backed securities	77,731	79	—	77,810
U.S. government agency bonds	11,999	2	(10)	11,991
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$452,502	$255	$(17)	$452,740
Included in cash and cash equivalents	$142,837	$—	$—	$142,837
Included in marketable securities(1)	309,665	255	(17)	309,903
Total cash, cash equivalents, and marketable securities	$452,502	$255	$(17)	$452,740
______________________________
(1) As of December 31, 2019, $9.5 million of marketable securities have maturity dates greater than 12 months and are available to convert into cash, if needed.
For the six months ended June 30, 2020 there were nominal realized gains. For the fiscal year ended December 31, 2019, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of June 30, 2020 and December 31, 2019 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive gain (loss). The fair value of these marketable securities in unrealized loss positions was $17.7 million and $42.6 million as of June 30, 2020 and December 31, 2019, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2020	June 30, 2019
Cash and cash equivalents	$164,573	$220,578
Restricted cash	2,689	2,610
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$167,262	$223,188

Note 4. Inventories
Inventories consist of raw materials, work-in-process, and finished goods related to the manufacture of Galafold®. The following table summarizes the components of inventories:

(in thousands)	June 30, 2020	December 31, 2019
Raw materials	$1,872	$6,544
Work-in-process	4,571	3,660
Finished goods	6,536	3,837
Total inventories	$12,979	$14,041
The Company recorded a reserve for inventory of $0.2 million as of June 30, 2020 and December 31, 2019.

Note 5. Debt
The Company's debt consists of the following:

(in thousands)	June 30, 2020	December 31, 2019
Senior Secured Term Loan due 2023:
Principal	$150,000	$150,000
Less: debt discount (1)	(1,909)	(2,315)
Less: deferred financing (1)	(257)	(311)
Net carrying value of the Senior Secured Term Loan	$147,834	$147,374

Convertible Notes due 2023 (2):
Principal	$2,825	$2,825
Less: debt discount (1)	(591)	(659)
Less: deferred financing (1)	(31)	(35)
Net carrying value of the Convertible Notes	$2,203	$2,131
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
During the six months ended June 30, 2019, the Company entered into separate, privately negotiated Exchange Agreements with a limited number of holders ("the Holders") of the unsecured Convertible Senior Notes due in 2023 ("the Convertible Notes"). Under the terms of the Exchange Agreements, the Holders agreed to exchange an aggregate principal amount of $247.2 million of Convertible Notes held by them in exchange for an aggregate of approximately 44.0 million shares of Company common stock, par value $0.01 per share. In addition, pursuant to the Exchange Agreements, the Company made aggregate cash payments of $1.3 million to the Holders to satisfy accrued and unpaid interest to the closing date of the transactions, along with cash in lieu of fractional shares. These transactions resulted in $215.0 million in additional paid-in-capital and common stock of $0.4 million on the Consolidated Balance Sheets as of June 30, 2019. Additionally, the Company recognized a net loss on the exchange of debt of $36.1 million and $4.5 million on the Consolidated Statements of Operations for the quarters ended March 31, 2019 and June 30, 2019, respectively.

During the six months ended June 30, 2019, the Company terminated the Capped Call Confirmations related to the exchange of the Convertible Notes for proceeds of $19.9 million.

The following table sets forth interest expense recognized related to the Company's debt for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Contractual interest expense	$3,410	$4,146	$6,995	$8,959
Amortization of debt discount	$268	$423	$474	$1,982
Amortization of deferred financing	$33	$39	$58	$122

In July 2020, the Company entered into a definitive agreement for a $400 million credit facility with Hayfin Capital Management (“2020 Senior Secured Term Loan”) with an interest rate equal to 3-month LIBOR, subject to a 1% floor, plus 6.5% per annum and requires interest-only payments until mid-2024 and matures in six years in 2026. This transaction resulted in net proceeds of $386.1 million, after deducting fees and estimated expenses. There were no warrants or equity conversion features associated with the 2020 Senior Secured Term Loan. Additionally, the Company used $156.3 million of the proceeds to voluntary settle the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan with BioPharma Credit PLC that was due in 2023. The remaining proceeds will be used for other general corporate and product development purposes.

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
Stock Option Grants
The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected stock price volatility	74.9%	74.2%	75.2%	74.2%
Risk free interest rate	0.4%	2.0%	1.6%	2.4%
Expected life of options (years)(1)	5.67	5.68	5.67	5.68
Expected annual dividend per share	$—	$—	$—	$—
 ______________________________
(1) The average expected life is determined using actual historical data.
A summary of the Company's stock options for the six months ended June 30, 2020 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2019	16,724	$9.15
Granted	4,225	$9.72
Exercised	(1,663)	$6.45
Forfeited	(497)	$10.33
Expired	(375)	$13.31
Options outstanding, June 30, 2020	18,414	$9.40	6.9	$105.6
Vested and unvested expected to vest, June 30, 2020	17,144	$9.35	6.7	$99.4
Exercisable at June 30, 2020	10,660	$8.76	5.4	$68.2
As of June 30, 2020, the total unrecognized compensation cost related to non-vested stock options granted was $40.4 million and is expected to be recognized over a weighted average period of three years.

Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2019	5,792	$11.18
Granted	3,731	$10.29
Vested	(1,704)	$9.04
Forfeited	(335)	$10.82
Non-vested units as of June 30, 2020	7,484	$11.21	2.6	$112.9
All non-vested units are expected to vest over their normal term. As of June 30, 2020, there was $69.3 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of three years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Consolidated Statements of Operations related to the equity awards:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Equity compensation expense recognized in:
Research and development expense	$3,362	$3,952	$8,615	$8,984
Selling, general, and administrative expense	5,046	5,983	12,389	13,695
Total equity compensation expense	$8,408	$9,935	$21,004	$22,679

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

A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of June 30, 2020 are identified in the following table:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$59,902	$59,902
Asset-backed securities	33,182	33,182
Corporate debt securities	51,532	51,532
Money market funds	3,635	3,635
	$148,251	$148,251

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$24,327	$24,327
Deferred compensation plan liability	3,312	—	3,312
	$3,312	$24,327	$27,639
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
The Company's Convertible Notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. The fair value of the Convertible Notes at June 30, 2020 was $7.3 million.
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
The Company did not have any Level 3 assets as of June 30, 2020 or December 31, 2019.

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
Contingent Consideration Payable
The contingent consideration payable resulted from the acquisition of Callidus Biopharma, Inc. ("Callidus") in November 2013. The most recent valuation was determined using a probability weighted discounted cash flow valuation approach. Gains and losses are included in the Consolidated Statements of Operations. The current portion of the contingent consideration payable is included within the accrued expenses and other current liabilities on the Company's Consolidated Balance Sheets.
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
The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB-200 Pompe program:

Contingent Consideration Liability	Fair Value as of June 30, 2020	Valuation Technique	Unobservable Input	Range
	(in thousands)

			Discount rate	8.9%

Clinical and regulatory milestones	$23,673	Probability weighted discounted cash flow	Probability of achievement of milestones	75% - 78%

			Projected year of payments	2021 - 2022
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
The following table shows the change in the balance of contingent consideration payable for the three and six months ended June 30, 2020 and June 30, 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of the period	$23,612	$20,767	$22,681	$19,700
Changes in fair value during the period, included in the Consolidated Statements of Operations	715	480	1,646	1,863
Adjustment for contingent consideration paid in stock	—	—	—	(316)
Balance, end of the period	$24,327	$21,247	$24,327	$21,247

Note 8. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(52,492)	$(84,551)	$(141,440)	$(204,850)
Denominator:
Weighted average common shares outstanding — basic and diluted	257,973,329	238,089,824	257,548,623	225,848,013
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of June 30,
(in thousands)	2020	2019
Options to purchase common stock	18,414	17,849
Convertible notes	462	462
Outstanding warrants, convertible to common stock	2,555	2,555
Unvested restricted stock units	7,484	5,885
Total number of potentially issuable shares	28,915	26,751

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
The lead biologics program of our pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, clinical-stage, potential best-in-class treatment paradigm for Pompe disease. In February 2019, the U.S. Food and Drug Administration ("FDA") granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease.

        We have established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("Nationwide Children’s") and an expanded collaboration with the University of Pennsylvania ("Penn"). Our pipeline includes gene therapy programs in rare, neurologic lysosomal disorders ("LDs"), specifically: CLN6, CLN3, and CLN1 Batten disease, Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Mucopolysaccharidosis Type IIIB ("MPS IIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPS IIIA"). Our expanded collaboration with Penn also provides us with exclusive disease-specific access and the option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of more prevalent rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies. In the first quarter of 2020, the FDA granted Fast Track designation to the CLN3 Batten disease gene therapy, AT-GTX-502, for the treatment of pediatric patients less than 18 years of age.
In July 2020, we entered into a definitive agreement for a $400 million credit facility with Hayfin Capital Management (“2020 Senior Secured Term Loan”) with an interest rate equal to 3-month LIBOR, subject to a 1% floor, plus 6.5% per annum and requires interest-only payments until mid-2024 and matures in six years in 2026. This transaction resulted in net proceeds of $386.1 million, after deducting fees and estimated expenses. There were no warrants or equity conversion features associated with the 2020 Senior Secured Term Loan. Additionally, we used $156.3 million of the proceeds to voluntary settle the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan with BioPharma Credit PLC that was due in 2023. The remaining proceeds will be used for other general corporate and product development purposes.
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

Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the six months ended June 30, 2020, Galafold® revenue totaled $122.9 million, an increase of $44.7 million compared to the same period in the prior year, with minimal impact from changes in ordering patterns related to the COVID-19 pandemic. We continue to see strong commercial momentum and expansion into additional geographies. In countries we have been operating the longest, such as Germany and the U.K., we see an increasing proportion of previously untreated patients come onto Galafold®. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.
•Pompe clinical program milestones. In 2019, we completed enrollment in our global Phase 3 pivotal study of AT-GAA (ATB200-03, also known as "PROPEL") with 123 participants at 59 global sites. The U.S. FDA granted BTD for AT-GAA for the treatment of late-onset Pompe disease. Additionally, the British Medicines and Healthcare Products Regulatory Agency issued a Promising Innovative Medicine designation ("PIM") for AT-GAA for the treatment of late-onset Pompe disease. Currently, we have not experienced any significant changes to the study as a result of the COVID-19 pandemic.
•Pipeline advancement and growth. We have established an industry leading gene therapy portfolio of medicines for people living with rare metabolic diseases through a license with Nationwide Children’s and an expanded collaboration with Penn. During the first quarter of 2020, we initiated the long-term follow-up of the initial participants in the CLN6 Phase 1/2 study. In 2019, we reported positive interim clinical results for the first eight patients in our ongoing CLN6 clinical study. Additionally, in 2019 the research collaboration with Penn was expanded to pursue research and development of novel gene therapies for Pompe disease, Fabry disease, CDD, MPS IIIB, as well as a next generation program in MPS IIIA.

•Manufacturing. We continue to manufacture our Pompe biologic at commercial scale (1,000L) for our pivotal PROPEL study and early commercial inventory. Our supply agreement with WuXi Biologics and current capacity are expected to produce sufficient quantities to support commercial needs after receipt of applicable regulatory approvals if obtained. For gene therapy, we are working closely with our strategic partners at Catalent Biologics and Thermo Fisher Scientific to support our clinical manufacturing capabilities for our active preclinical lysosomal disorder programs in development at Penn and the Amicus intrathecal AAV Batten disease gene therapy programs. Through the second quarter of 2020, our global supply chains have not been interrupted and we have thus far maintained our ability to manufacture Galafold® as well as our Pompe biologic, AT-GAA, during the COVID-19 pandemic.
•Financial strength. Total cash, cash equivalents, and marketable securities as of June 30, 2020 was $309.6 million. Based on current operating models, we believe that the current cash position, along with the net proceeds from the 2020 Senior Secured Term Loan and expected revenues is sufficient to fund our operations and ongoing research programs through to profitability. Potential future impact of the COVID-19 pandemic, future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.

 Our Commercial Product and Product Candidates
Galafold® (Migalastat HCl) for Fabry Disease
Our oral precision medicine Galafold® was granted accelerated approval by the FDA in August 2018 under the brand name Galafold® for the treatment of adults with a confirmed diagnosis of Fabry disease and an amenable galactosidase alpha gene ("GLA") variant based on in vitro assay data. The FDA approved Galafold® for 348 amenable GLA variants. Galafold® was approved in the E.U. and U.K. in May 2016 as a first-line therapy for long-term treatment of adults and adolescents, aged 16 years and older, with a confirmed diagnosis of Fabry disease and who have an amenable mutation (variant). The approved E.U. and U.K. labels include 1,384 mutations amenable to Galafold® treatment, which represent up to half of all patients with Fabry disease. In countries where mutations are provided only on the amenability website, these 1,384 amenable mutations are now available. Marketing authorization approvals have been granted in over 40 countries around the world, including the U.S., E.U., U.K., Japan, and others. We plan to continue to launch Galafold® in additional countries during 2020.

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
Novel ERT for Pompe Disease
We are leveraging our biologics capabilities to develop AT-GAA, a novel treatment paradigm for Pompe disease. AT-GAA consists of a uniquely engineered rhGAA enzyme, ATB200, or cipaglucosidase alfa, with an optimized carbohydrate structure to enhance lysosomal uptake, administered in combination with AT2221, that functions as an enzyme stabilizer. We initiated a global Phase 3 clinical study of AT-GAA, ATB200-03, or PROPEL in adult patients with late onset Pompe disease in December 2018.

The pharmacological chaperone, AT2221, or miglustat, is not an active ingredient that contributes directly to GAA substrate reduction but instead acts to stabilize ATB200. The small molecule pharmacological chaperone AT2221 binds and stabilizes ATB200 in circulation to improve the uptake of active enzyme in key disease-relevant tissues, resulting in increased clearance of accumulated substrate, glycogen.

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
In April 2019, we presented initial preclinical data from our investigational adeno-associated viral ("AAV") gene therapy program for Pompe disease. This initial preclinical study in Pompe knockout mice administered a single high dose of AAV gene therapy with either unmodified wild-type hGAA ("unmodified hGAA") or an Amicus/Penn engineered hGAA transgene with a Lysosomal-Targeting Cell receptor binding motif ("engineered hGAA"). The engineered hGAA AAV gene therapy demonstrated more robust and consistent glycogen reduction compared to unmodified hGAA AAV gene therapy, in all key tissues assessed in a Pompe mouse model. In the central nervous system, the engineered hGAA AAV gene therapy also showed robust glycogen reduction in neuronal cells, suggesting this may be an effective way to address neuronal aspects of Pompe disease. Unmodified hGAA AAV gene therapy showed minimal glycogen reduction in neuronal cells. This preclinical study provided initial validation for combining Amicus-engineered transgenes with Penn's AAV gene therapy technologies.

In May 2020, we presented preclinical data with the engineered hGAA AAV in single and combined central nervous system ("CNS") and systemic directed gene therapy in a mouse model of Pompe disease with advanced disease at treatment. The engineered hGAA AAV showed better targeting and clearance of glycogen storage at low doses in Pompe mice compared to unmodified hGAA AAV. High dose IV therapy showed strength rescue and the addition of high dose Intracerabroventricular ("ICV") therapy to high dose IV provided incremental benefit.

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
Other Preclinical Gene Therapies
We have a number of additional gene therapies in active preclinical development, including gene therapies for MPS IIIB as well as a next generation program in MPS IIIA. Our strategy is to develop first or best in class AAV gene therapies for these rare devastating pediatric neurological lysosomal storage diseases.
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

Consolidated Results of Operations
Three Months Ended June 30, 2020 compared to June 30, 2019
The following table provides selected financial information for the Company:

	Three Months Ended June 30,
(in thousands)	2020	2019	Change
Net product sales	$62,353	$44,130	$18,223
Cost of goods sold	6,676	5,367	1,309
Cost of goods sold as a percentage of net product sales	10.7%	12.2%	(1.5)%
Operating expenses:
Research and development	69,611	70,981	(1,370)
Selling, general, and administrative	34,657	42,578	(7,921)
Changes in fair value of contingent consideration payable	715	480	235
Depreciation and amortization	2,039	1,154	885
Other income (expense):
Interest income	865	2,599	(1,734)
Interest expense	(3,635)	(4,625)	990
Loss on exchange of convertible notes	—	(4,501)	4,501
Other income (expense)	5,326	(877)	6,203
Income tax expense	(3,703)	(717)	(2,986)
Net loss attributable to common stockholders	$(52,492)	$(84,551)	$32,059
 Net Product Sales. Net product sales increased $18.2 million during the three months ended June 30, 2020 compared to the same period in the prior year. The increase was primarily due to continued growth in the Europe, US, and Japan markets.
Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net product sales was 10.7% during the three months ended June 30, 2020 compared to 12.2% during the same period in the prior year, primarily due to the proportion of sales in countries subject to a higher royalty burden.
Research and Development Expense.  The following table summarizes our principal product development programs for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Three Months Ended June 30,
Projects	2020	2019
Third party direct project expenses
Galafold® (Fabry Disease)	$2,759	$3,996
AT-GAA (Pompe Disease)	27,360	29,638
Gene therapy programs	13,741	7,753
Pre-clinical and other programs	389	513
Total third-party direct project expenses	44,249	41,900
Other project costs
Personnel costs	18,981	18,821
Other costs	6,381	10,260
Total other project costs	25,362	29,081
Total research and development costs	$69,611	$70,981

The $1.4 million decrease in research and development costs was primarily due to the timing of expenses associated with clinical research and manufacturing costs with the advancement and enrollment of clinical studies in the Pompe program. There was also a decrease in expense associated with ongoing regulatory requirements, which includes approval in new geographies, and pediatric and other studies to support label expansion of Galafold®, and a decrease of other costs primarily driven by reduced employee travel and professional fees. These decreases were partially offset by increases in gene therapy programs driven by the pipeline growth.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense decreased $7.9 million, mainly driven by reduction in third-party professional fees and travel.
Loss on exchange of convertible notes. During the second quarter of 2019, the Company entered into separate, privately negotiated exchange agreements with a limited number of holders of the Convertible Notes. As a result of this exchange, the Company recognized a loss on exchange of debt of $4.5 million in the Consolidated Statements of Operations, and $24.7 million in additional paid-in-capital in the Consolidated Balance Sheets for the three months ended June 30, 2019.

Other Income (Expense). The $6.2 million variance was primarily driven by foreign exchange gains in the remeasurement of our intercompany transactions.
Income Tax Expense. The income tax expense for the second quarter of 2020 was $3.7 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distribution of pre-tax earnings among the many jurisdiction in which we operate.
Six Months Ended June 30, 2020 compared to June 30, 2019
The following table provides selected financial information for the Company:

	Six Months Ended June 30,
(in thousands)	2020	2019	Change
Net product sales	$122,878	$78,176	$44,702
Cost of goods sold	13,228	9,422	3,806
Cost of goods sold as a percentage of net product sales	10.8%	12.1%	(1.3)%
Operating expenses:
Research and development	158,731	135,574	23,157
Selling, general, and administrative	74,872	86,881	(12,009)
Changes in fair value of contingent consideration payable	1,646	1,863	(217)
Depreciation and amortization	3,803	2,145	1,658
Other income (expense):
Interest income	2,380	5,238	(2,858)
Interest expense	(7,364)	(11,079)	3,715
Loss on exchange of convertible notes	—	(40,624)	40,624
Other (expense) income	(2,990)	209	(3,199)
Income tax expense	(4,064)	(885)	(3,179)
Net loss attributable to common stockholders	$(141,440)	$(204,850)	$63,410
 Net Product Sales. Net product sales increased $44.7 million during the six months ended June 30, 2020 compared to the same period in the prior year. The increase was primarily due to continued growth in the Europe, US, and Japan markets.
Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net product sales was 10.8% during the six months ended June 30, 2020 compared to 12.1% during the same period in the prior year, primarily due to the proportion of sales in countries subject to a higher royalty burden.

Research and Development Expense.  The following table summarizes our principal product development programs for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Six Months Ended June 30,
Projects	2020	2019
Third party direct project expenses
Galafold® (Fabry Disease)	$4,520	$8,352
AT-GAA (Pompe Disease)	62,267	57,924
Gene therapy programs	34,736	9,945
Pre-clinical and other programs	1,594	973
Total third-party direct project expenses	103,117	77,194
Other project costs
Personnel costs	41,699	38,455
Other costs	13,915	19,925
Total other project costs	55,614	58,380
Total research and development costs	$158,731	$135,574
The $23.2 million increase in research and development costs was primarily due to increases in gene therapy programs, driven by the pipeline growth and clinical research and manufacturing costs with the advancement and enrollment of clinical studies in the Pompe program, and an increase in personnel costs primarily associated with the gene therapy initiatives. These increased costs were partially offset by a decrease in expense associated with the ongoing regulatory requirements, approval in new geographies, and pediatric and other studies to support label expansion of Galafold® and a decrease in other costs, primarily driven by reduced employee travel and professional fees.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense decreased $12.0 million, mainly driven by reduction in third-party professional fees and travel.
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

Other (Expense) Income. The $3.2 million variance was primarily driven by foreign exchange losses in the remeasurement of our intercompany transactions.
Income Tax Expense. The income tax expense for the six months ended June 30, 2020 was $4.1 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distribution of pre-tax earnings among the many jurisdiction in which we operate.
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

Sources of Liquidity
In July 2020, we entered into a definitive agreement for a $400 million credit facility with Hayfin Capital Management (“2020 Senior Secured Term Loan”) with an interest rate equal to 3-month LIBOR, subject to a 1% floor, plus 6.5% per annum and requires interest-only payments until mid-2024 and matures in six years in 2026. This transaction resulted in net proceeds of $386.1 million, after deducting fees and estimated expenses. There were no warrants or equity conversion features associated with the 2020 Senior Secured Term Loan. Additionally, we used $156.3 million of the proceeds to voluntary settle the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan with BioPharma Credit PLC that was due in 2023. The remaining proceeds will be used for other general corporate and product development purposes.
Cash Flow Discussion
As of June 30, 2020, we had cash, cash equivalents, and marketable securities of $309.6 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "—Note 3.  Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the six months ended June 30, 2020 was $141.5 million. The components of net cash used in operations included the net loss for the six months ended June 30, 2020 of $141.4 million and the net change in operating assets and liabilities of $32.6 million. The change in operating assets was primarily due to an increase in accounts receivable by $10.4 million due to increased commercial sales of Galafold® and a decrease in prepaid and other current assets of $1.4 million to support the commercial activities for Galafold®. The net cash used in operations was also impacted by a decrease in accounts payable and accrued expenses of $23.9 million, mainly related to the payment of contract manufacturing and research costs, program expenses and personnel costs.
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
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2020 was $163.3 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $210.1 million for the sale and redemption of marketable securities, partially offset by $45.0 million for the purchase of marketable securities and $1.9 million for the acquisition of property and equipment.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020 was $2.6 million. Net cash provided by financing activities primarily reflects $10.7 million from the exercise of stock options, partially offset by $8.1 million from the purchase of vested restricted stock units.

Net cash provided by financing activities for the six months ended June 30, 2019 was $213.8 million. Net cash provided by financing activities primarily reflects $189.0 million from the issuance of common stock, net of issuance costs paid, $19.9 million from termination of capped call and $7.6 million from the exercise of stock options and warrants, partially offset by $2.6 million from the purchase of vested restricted stock units.
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
•the cost of manufacturing drug supply for our clinical and preclinical studies, including the cost of manufacturing Pompe Enzyme Replacement Therapy ("ERT" or "ATB200"or "cipaglucosidase alfa") and gene therapies;
•the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials for our product candidates, including those testing the use of a pharmacological chaperone co-administered with ERT for the treatment of Pompe disease ("AT-GAA") and gene therapies for the treatment of rare genetic metabolic diseases;
•the future results of on-going preclinical research and subsequent clinical trials for CDD, Pompe gene therapy, Fabry gene therapy, MPS IIIB and next generation MPS IIIA, including our ability to obtain regulatory approvals and commercialize these gene therapies and obtain market acceptance for such therapies;
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

While we continue to generate revenue from product sales, in the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. Based on current operating models, we believe that the current cash position, along with the net proceeds from the 2020 Senior Secured Term Loan and expected revenues is sufficient to fund our operations and ongoing research programs through to profitability. Potential future impact of the COVID-19 pandemic, future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.

Financial Uncertainties Related to Potential Future Payments
Milestone Payments / Royalties
Celenex - In connection with our acquisition of Celenex in 2018, we have agreed to pay up to an additional $10 million in connection with the achievement of certain development milestones, $220 million in connection with the achievement of certain regulatory approval milestones across multiple programs and up to $75 million in tiered sales milestone payments.
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
There were no significant changes during the six months ended June 30, 2020 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
 Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies," in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates, or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents, and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities, and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $0.4 million as of June 30, 2020. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.
We are exposed to interest rate risk with respect to variable rate debt. At June 30, 2020, we had a $150 million Senior Secured Term Loan that bears interest at a rate equal to the 3-month LIBOR plus 7.50% per year. We do not currently hedge our variable interest rate debt. The annual average variable interest rate for our variable rate debt as of June 30, 2020 was 9.4%. A hypothetical 100 basis point increase or decrease in the average interest rate on our variable rate debt would result in a $0.4 million change in the interest expense as of June 30, 2020.
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

PART II.  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	5,509	$9.91	—	—
May 1, 2020 through May 31, 2020	11,559	$12.02	—	—
June1, 2020 through June 30, 2020	40,639	$11.54	—	—
Total	57,707	$11.48	—	—
______________________________
(1) Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Notice of Non-Renewal of Lease Agreement dated August 16, 2011 between the Registrant and Cedar Brook 3 Corporate Center, L.P.

10.2
Loan Agreement, dated as of July 17, 2020, by and among Amicus Therapeutics International Holding Ltd, as Borrower, Amicus Therapeutics, Inc., as Parent and a guarantor, certain subsidiaries of Parent as additional guarantors, and Hayfin Services LLP, as Agent for certain lenders from time to time party thereto.

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

ITEM 5. OTHER INFORMATION
None

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date:	August 10, 2020	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2020	By:	/s/ Daphne Quimi
Daphne Quimi
Chief Financial Officer
(Principal Financial Officer)