Form 10-Q
period 2020-09-30
AMICUS THERAPEUTICS, INC.
filed 2020-11-05
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of October 26, 2020 was 260,587,610 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended September 30, 2020

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$210,631	$142,837
Investments in marketable securities	298,451	309,903
Accounts receivable	44,828	33,284
Inventories	15,767	14,041
Prepaid expenses and other current assets	15,600	20,008
Total current assets	585,277	520,073
Operating lease right-of-use assets, less accumulated amortization of $6,850 and $5,342 at September 30, 2020 and December 31, 2019, respectively	23,397	33,315
Property and equipment, less accumulated depreciation of $23,582 and $17,604 at September 30, 2020 and December 31, 2019, respectively	44,618	47,705
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	26,453	28,317
Total Assets	$900,542	$850,207
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,764	$21,722
Accrued expenses and other current liabilities	89,595	99,901
Operating lease liabilities	7,368	7,189
Total current liabilities	111,727	128,812
Deferred reimbursements	8,906	8,906
Long-term debt	388,584	149,505
Contingent consideration payable	16,561	22,681
Deferred income taxes	5,051	5,051
Operating lease liabilities	44,627	53,531
Other non-current liabilities	4,817	5,296
Total liabilities	580,273	373,782
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 259,600,650 and 255,417,869 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2,626	2,598
Additional paid-in capital	2,274,797	2,227,225
Accumulated other comprehensive loss:
Foreign currency translation adjustment	4,576	2,785
Unrealized (loss) gain on available-for-sale securities	(56)	40
Warrants	12,387	12,387
Accumulated deficit	(1,974,061)	(1,768,610)
Total stockholders’ equity	320,269	476,425
Total Liabilities and Stockholders’ Equity	$900,542	$850,207
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net product sales	$67,437	$48,768	$190,315	$126,944
Cost of goods sold	8,399	5,596	21,627	15,018
Gross profit	59,038	43,172	168,688	111,926
Operating expenses:
Research and development	70,419	58,892	229,150	194,466
Selling, general, and administrative	37,850	39,680	112,722	126,561
Changes in fair value of contingent consideration payable	1,034	789	2,680	2,652
Depreciation and amortization	2,496	1,116	6,299	3,261
Total operating expenses	111,799	100,477	350,851	326,940
Loss from operations	(52,761)	(57,305)	(182,163)	(215,014)
Other income (expense):
Interest income	518	2,752	2,898	7,990
Interest expense	(6,784)	(4,026)	(14,148)	(15,105)
Loss on exchange of convertible notes	—	—	—	(40,624)
Loss on extinguishment of debt	(7,276)	—	(7,276)	—
Other income (expense)	3,019	(3,481)	29	(3,272)
Loss before income tax	(63,284)	(62,060)	(200,660)	(266,025)
Income tax (expense) benefit	(727)	251	(4,791)	(634)
Net loss attributable to common stockholders	$(64,011)	$(61,809)	$(205,451)	$(266,659)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.25)	$(0.24)	$(0.80)	$(1.13)
Weighted-average common shares outstanding — basic and diluted	259,161,799	254,674,422	258,091,170	235,527,540
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(64,011)	$(61,809)	$(205,451)	$(266,659)
Other comprehensive (loss) gain:
Foreign currency translation adjustment (loss) gain, net of tax impact of $1,203, $207, $649, and $237, respectively	(289)	584	1,791	661
Unrealized (loss) gain on available-for-sale securities, net of tax impact of $(91), $(23), $(25), and $197, respectively	(344)	(11)	(96)	551
Other comprehensive (loss) income	$(633)	$573	$1,695	$1,212
Comprehensive loss	$(64,644)	$(61,236)	$(203,756)	$(265,447)
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended September 30, 2020

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	258,223,842	$2,614	$2,250,849	$12,387	$5,153	$(1,910,050)	$360,953
Stock issued from exercise of stock options, net	1,223,075	12	9,283	—	—	—	9,295
Restricted stock tax vesting	153,733	—	(1,243)	—	—	—	(1,243)
Stock-based compensation	—	—	15,908	—	—	—	15,908
Unrealized holding loss on available-for-sale securities	—	—	—	—	(344)	—	(344)
Foreign currency translation adjustment	—	—	—	—	(289)	—	(289)
Net loss	—	—	—	—	—	(64,011)	(64,011)
Balance at September 30, 2020	259,600,650	$2,626	$2,274,797	$12,387	$4,520	$(1,974,061)	$320,269

Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	255,417,869	$2,598	$2,227,225	$12,387	$2,825	$(1,768,610)	$476,425
Stock issued from exercise of stock options, net	2,832,310	28	20,000	—	—	—	20,028
Restricted stock tax vesting	1,350,471	—	(9,340)	—	—	—	(9,340)
Stock-based compensation	—	—	36,912	—	—	—	36,912
Unrealized holding loss on available-for-sale securities	—	—	—	—	(96)	—	(96)
Foreign currency translation adjustment	—	—	—	—	1,791	—	1,791
Net loss	—	—	—	—	—	(205,451)	(205,451)
Balance at September 30, 2020	259,600,650	$2,626	$2,274,797	$12,387	$4,520	$(1,974,061)	$320,269

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
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(205,451)	$(266,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	1,124	2,290
Depreciation and amortization	6,299	3,261
Stock-based compensation	36,912	31,522
Loss on exchange of convertible debt	—	40,624
Loss on extinguishment of debt	7,276	—
Non-cash changes in the fair value of contingent consideration payable	2,680	2,652
Foreign currency remeasurement loss	(1,084)	2,665
Other	—	(136)
Changes in operating assets and liabilities:
Accounts receivable	(10,845)	(12,644)
Inventories	2,182	(2,016)
Prepaid expenses and other current assets	4,377	(3,321)
Accounts payable and accrued expenses	(23,424)	8,714
Other non-current assets and liabilities	(2,264)	1,964
Deferred reimbursements	(1,250)	(1,500)
Net cash used in operating activities	$(183,468)	$(192,584)
Investing activities
Sale and redemption of marketable securities	272,679	389,242
Purchases of marketable securities	(261,322)	(311,965)
Capital expenditures	(2,160)	(9,087)
Net cash provided by investing activities	$9,197	$68,190
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	188,994
Payment of long-term debt	(155,249)	—
Proceeds from long-term debt, net of issuance costs	385,929	—
Payment of finance leases	(58)	(177)
Purchase of vested restricted stock units	(9,340)	(3,001)
Proceeds from termination of capped call confirmations	—	19,875
Proceeds from exercise of stock options	20,028	7,808
Proceeds of exercise of warrants	—	812
Net cash provided by financing activities	$241,310	$214,311
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$45	$(2,591)
Net increase in cash, cash equivalents, and restricted cash at the end of the period	67,084	87,326
Cash, cash equivalents, and restricted cash at beginning of period	146,341	82,375
Cash, cash equivalents, and restricted cash at the end of period	$213,425	$169,701
Supplemental disclosures of cash flow information
Tenant improvements paid through lease incentives	$470	$14,875
Cash paid during the period for interest	$16,712	$13,145
Contingent consideration paid in shares	$—	$9,316
Capital expenditures unpaid at the end of period	$265	$2,802

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
The Company has established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("Nationwide Children's") and an expanded collaboration with the University of Pennsylvania ("Penn"). The Company's pipeline includes gene therapy programs in rare, neurologic lysosomal disorders ("LDs"), specifically: CLN6, CLN3, and CLN1 Batten disease, Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Mucopolysaccharidosis Type IIIB ("MPS IIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPS IIIA"). This expanded collaboration with Penn also provides the Company with exclusive disease-specific access and option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of more prevalent rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies. In the first quarter of 2020, the FDA granted Fast Track designation to the CLN3 Batten disease gene therapy, AT-GTX-502, for the treatment of pediatric patients less than 18 years of age. In September 2020, the European Medicines Agency granted Priority Medicines designation to the CLN6 Batten disease gene therapy, AT-GTX-501, for the treatment of patients with variant late infantile neuronal ceroid lipofuscinosis 6 ("vLINCL6").
The Company's operations have not been significantly impacted from the novel coronavirus (“COVID-19”) pandemic thus far in 2020. The Company has maintained operations in all geographies, secured its global supply chain for its commercial and clinical products, and maintained the operational integrity of its clinical trials, with minimal disruption. The Company believes its ability to continue to operate without any significant disruptions will depend on the continued health of its employees, the ongoing demand for Galafold® and the continued operation of its global supply chain. The Company has continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of its global workforce. However, the Company's results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.
In July 2020, the Company entered into a definitive agreement for a $400 million credit facility with Hayfin Capital Management (“Senior Secured Term Loan due 2026”) with an interest rate equal to 3-month LIBOR, subject to a 1% floor, plus 6.5% per annum and requires interest-only payments until mid-2024 and matures in six years in 2026. This transaction resulted in net proceeds of $385.9 million, after deducting fees and estimated expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2026. Additionally, the Company used $156.3 million of the proceeds to voluntarily settle the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan with BioPharma Credit PLC that was due in 2023 ("Senior Secured Term Loan due 2023"). The remaining proceeds has been or will be used for other general corporate and product development purposes.
The Company had an accumulated deficit of $2.0 billion as of September 30, 2020 and anticipates incurring losses through the fiscal year ending December 31, 2020 and beyond. The Company has historically funded its operations through stock offerings, debt issuances, Galafold® revenues, collaborations, and other financing arrangements.

Based on current operating models, the Company believes that the current cash position, along with the net proceeds from the Senior Secured Term Loan due 2026 and expected revenues, is sufficient to fund the Company's operations and ongoing research programs to achieve self-sustainability. Potential future impact of the COVID-19 pandemic, future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact the Company's future capital requirements.
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
Additionally, the Company assessed the impact COVID-19 pandemic has had on its operations and financial results as of September 30, 2020 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses.
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
The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold®. The Company's accounts receivable at September 30, 2020 have arisen from product sales primarily in Europe and the U.S. The Company will periodically assess the financial strength of its customers and the geographic economic environments and conditions to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of September 30, 2020, the Company recorded an allowance for doubtful accounts of $0.1 million.
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
The following table summarizes the Company's net product sales from Galafold® disaggregated by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
U.S.	$20,278	$15,411	$58,857	$36,660
Ex-U.S.	47,159	33,357	131,458	90,284
Total net product sales	$67,437	$48,768	$190,315	$126,944
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
Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of September 30, 2020, the Company held $210.6 million in cash and cash equivalents and $298.5 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within accumulated other comprehensive loss in the Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss the Company would recognize an allowance and the corresponding credit loss would be included in earnings.
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

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of September 30, 2020
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$210,631	$—	$—	$210,631
Corporate debt securities	66,055	60	(5)	66,110
Commercial paper	195,030	36	(12)	195,054
Asset-backed securities	16,541	61	—	16,602
U.S. government agency bonds	20,282	2	—	20,284
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$508,940	$159	$(17)	$509,082
Included in cash and cash equivalents	$210,631	$—	$—	$210,631
Included in marketable securities	298,309	159	(17)	298,451
Total cash, cash equivalents, and marketable securities	$508,940	$159	$(17)	$509,082

	As of December 31, 2019
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$142,837	$—	$—	$142,837
Corporate debt securities	145,875	121	(5)	145,991
Commercial paper	73,659	53	(2)	73,710
Asset-backed securities	77,731	79	—	77,810
U.S. government agency bonds	11,999	2	(10)	11,991
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$452,502	$255	$(17)	$452,740
Included in cash and cash equivalents	$142,837	$—	$—	$142,837
Included in marketable securities(1)	309,665	255	(17)	309,903
Total cash, cash equivalents, and marketable securities	$452,502	$255	$(17)	$452,740
______________________________
(1) As of December 31, 2019, $9.5 million of marketable securities have maturity dates greater than 12 months and are available to convert into cash, if needed.
For the nine months ended September 30, 2020 there were nominal realized gains. For the fiscal year ended December 31, 2019, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of September 30, 2020 and December 31, 2019 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive gain (loss). The fair value of these marketable securities in unrealized loss positions was $117.7 million and $42.6 million as of September 30, 2020 and December 31, 2019, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2020	September 30, 2019
Cash and cash equivalents	$210,631	$166,319
Restricted cash	2,794	3,382
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$213,425	$169,701

Note 4. Inventories
Inventories consist of raw materials, work-in-process, and finished goods related to the manufacture of Galafold®. The following table summarizes the components of inventories:

(in thousands)	September 30, 2020	December 31, 2019
Raw materials	$1,012	$6,544
Work-in-process	8,201	3,660
Finished goods	6,554	3,837
Total inventories	$15,767	$14,041
The Company recorded a reserve for inventory of $0.1 million and $0.2 million as of September 30, 2020 and December 31, 2019, respectively.

Note 5. Debt
The Company's debt consists of the following:

(in thousands)	September 30, 2020	December 31, 2019
Senior Secured Term Loan due 2026:
Principal	$400,000	$—
Less: debt discount (1)	(7,794)	—
Less: deferred financing (1)	(5,863)	—
Net carrying value of the Senior Secured Term Loan	$386,343	$—

Senior Secured Term Loan due 2023 (2):
Principal	$—	$150,000
Less: debt discount (1)	—	(2,315)
Less: deferred financing (1)	—	(311)
Net carrying value of the Senior Secured Term Loan	$—	$147,374

Convertible Notes due 2023 (3):
Principal	$2,825	$2,825
Less: debt discount (1)	(555)	(659)
Less: deferred financing (1)	(29)	(35)
Net carrying value of the Convertible Notes	$2,241	$2,131

Net carrying value of Long-term debt	$388,584	$149,505
______________________________
(1) Included in the Consolidated Balance Sheets within Long-term debt and amortized to interest expense over the remaining life of the Convertible Notes and Senior Secured Term Loans using the effective interest rate method.
(2) The principle, accrued interest and early settlement premiums associated with the Senior Secured Term Loan due 2023 were fully paid and settled in July 2020.
(3) The Convertible Notes are currently convertible as the last reported sale price of the Company's common stock was equal to or more than 130% of the conversion price for at least 20 trading days of the 30 consecutive trading days ending on the last day of the quarter.
Senior Secured Term Loans
In July 2020, the Company entered into a definitive agreement for a $400 million credit facility with Hayfin Capital Management (“Senior Secured Term Loan due 2026”) with an interest rate equal to 3-month LIBOR, subject to a 1% floor, plus 6.5% per annum and requires interest-only payments until mid-2024.The Senior Secured Term Loan due 2026 will be repaid in nine quarterly payments of $44.4 million, starting on July 2024 with the final balance due on the maturity date in July 2026. This transaction resulted in net proceeds of $385.9 million, after deducting fees and estimated expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2026. Additionally, the Company used $156.3 million of the proceeds to voluntarily settle the principal amount, $1.1 million accrued interest, and $5.2 million in early settlement premiums of the Senior Secured Term Loan with BioPharma Credit PLC that was due in 2023 ("Senior Secured Term Loan due 2023"). The remaining proceeds has been or will be used for other general corporate and product development purposes. As a result of this early extinguishment, the Company recognized a loss on extinguishment of debt of $7.3 million in the Consolidated Statements of Operations.
The Senior Secured Term Loan due 2026 is subject to mandatory prepayment provisions that require prepayment upon a change of control, the incurrence of certain additional indebtedness, asset sale, or an event of loss, subject to certain conditions set forth in the Senior Secured Term Loan due 2026. The Company may prepay the Senior Secured Term Loan due 2026 in whole, at its option at any time. Any prepayment of the Senior Secured Term Loan due 2026 is subject to certain make-whole premiums and prepayment premiums, the latter of which decrease until the fourth anniversary of the transaction date at which point no prepayment penalty shall exist. The obligations under the Senior Secured Term Loan due 2026 are secured by a first lien security interest in certain assets of the Company. The Senior Secured Term Loan due 2026 contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to the Company. The Senior Secured Term Loan due 2026 also contains a minimum liquidity covenant of $75 million, and an incremental minimum consolidated revenue covenant, measured as of the previous four consecutive fiscal quarters. The minimum consolidated revenue covenant ranges from $140 million, beginning March 31, 2021, and peaks at $225 million by June 30, 2023, continuing at that level until the Senior Secured Term Loan due 2026 is repaid. If an event of default occurs and is continuing, Hayfin Capital Management may declare all amounts outstanding under the Senior Secured Term Loan due 2026 to be immediately due and payable.
Convertible Notes
During the first and second quarter of 2019, the Company entered into separate, privately negotiated Exchange Agreements with a limited number of holders ("the Holders") of the unsecured Convertible Senior Notes due in 2023 ("the Convertible Notes"). Under the terms of the Exchange Agreements, the Holders agreed to exchange an aggregate principal amount of $247.2 million of Convertible Notes held by them in exchange for an aggregate of approximately 44.0 million shares of Company common stock, par value $0.01 per share. In addition, pursuant to the Exchange Agreements, the Company made aggregate cash payments of $1.3 million to the Holders to satisfy accrued and unpaid interest to the closing date of the transactions, along with cash in lieu of fractional shares. These transactions resulted in $215.0 million in additional paid-in-capital and common stock of $0.4 million on the Consolidated Balance Sheets as of September 30, 2019. Additionally, the Company recognized a loss on the exchange of debt of $40.6 million on the Consolidated Statements of Operations during the nine months ended September 30, 2019. During the three months ended September 30, 2019, there were no additional debt conversion transactions.
During the first and second quarter of 2019, the Company terminated the Capped Call Confirmations related to the exchange of the Convertible Notes for proceeds of $19.9 million.
Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Contractual interest expense	$6,250	$3,820	$13,245	$12,779
Amortization of debt discount	$395	$182	$869	$2,164
Amortization of deferred financing	$197	$23	$255	$145

Note 6. Share-Based Compensation
The Company's Amended and Restated 2007 Equity Incentive Plan (the "Plan") provides for the granting of restricted stock units and options to purchase common stock in the Company to employees, directors, advisors, and consultants at a price to be determined by the Company's Board of Directors. The Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company's business. The Board of Directors, or its committee, is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option.
Stock Option Grants
The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected stock price volatility	74.2%	73.6%	75.2%	74.1%
Risk free interest rate	0.3%	1.6%	1.6%	2.4%
Expected life of options (years)(1)	5.67	5.68	5.67	5.68
Expected annual dividend per share	$—	$—	$—	$—
 ______________________________
(1) The average expected life is determined using actual historical data.

A summary of the Company's stock options for the nine months ended September 30, 2020 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2019	16,724	$9.15
Granted	4,282	$9.78
Exercised	(2,849)	$7.03
Forfeited	(1,308)	$10.41
Expired	(434)	$13.33
Options outstanding, September 30, 2020	16,415	$9.47	6.3	$79.0
Vested and unvested expected to vest, September 30, 2020	15,492	$9.42	6.2	$75.4
Exercisable at September 30, 2020	10,150	$8.94	4.9	$54.6
As of September 30, 2020, the total unrecognized compensation cost related to non-vested stock options granted was $31.7 million and is expected to be recognized over a weighted average period of three years.
Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2019	5,792	$11.18
Granted	4,623	$11.14
Vested	(1,834)	$9.17
Forfeited	(1,135)	$11.06
Non-vested units as of September 30, 2020	7,446	$11.68	2.4	$103.3
All non-vested units are expected to vest over their normal term. As of September 30, 2020, there was $65.4 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Consolidated Statements of Operations related to the equity awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Equity compensation expense recognized in:
Research and development expense	$8,626	$3,106	$17,241	$12,090
Selling, general, and administrative expense	7,282	5,737	19,671	19,432
Total equity compensation expense	$15,908	$8,843	$36,912	$31,522

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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of September 30, 2020 are identified in the following table:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$195,054	$195,054
Asset-backed securities	16,602	16,602
Corporate debt securities	66,110	66,110
U.S. government agency bonds	20,284	20,284
Money market funds	3,907	3,907
	$301,957	$301,957

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$25,361	$25,361
Deferred compensation plan liability	3,585	—	3,585
	$3,585	$25,361	$28,946
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

The Company's Convertible Notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. The fair value of the Convertible Notes at September 30, 2020 was $6.9 million.
The Company's Senior Secured Term Loan due 2026 falls into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. The carrying value of the Senior Secured Term Loan due 2026 approximates the fair value.
The Company did not have any Level 3 assets as of September 30, 2020 or December 31, 2019.
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
The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB-200 Pompe program:

Contingent Consideration Liability	Fair Value as of September 30, 2020	Valuation Technique	Unobservable Input	Range
	(in thousands)

			Discount rate	7.5%

Clinical and regulatory milestones	$24,650	Probability weighted discounted cash flow	Probability of achievement of milestones	75% - 78%

			Projected year of payments	2021 - 2022
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

The following table shows the change in the balance of contingent consideration payable for the three and nine months ended September 30, 2020 and September 30, 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of the period	$24,327	$21,247	$22,681	$19,700
Changes in fair value during the period, included in the Consolidated Statements of Operations	1,034	789	2,680	2,652
Adjustment for contingent consideration paid in stock	—	—	—	(316)
Balance, end of the period (1)	$25,361	$22,036	$25,361	$22,036
______________________________
(1) As of September 30, 2020, the current portion of the contingent consideration payable of $8.8 million was recorded within the accrued expenses and other current liabilities on the Company's Consolidated Balance Sheets.
Note 8. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(64,011)	$(61,809)	$(205,451)	$(266,659)
Denominator:
Weighted average common shares outstanding — basic and diluted	259,161,799	254,674,422	258,091,170	235,527,540
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of September 30,
(in thousands)	2020	2019
Options to purchase common stock	16,415	17,530
Convertible notes	462	462
Outstanding warrants, convertible to common stock	2,555	2,555
Unvested restricted stock units	7,446	5,840
Total number of potentially issuable shares	26,878	26,387

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We have a portfolio of product opportunities led by the first, oral monotherapy for Fabry disease that has achieved widespread global approval, a differentiated biologic for Pompe disease in the clinic, and an industry leading rare disease gene therapy portfolio.
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
    We have established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("Nationwide Children’s") and an expanded collaboration with the University of Pennsylvania ("Penn"). Our pipeline includes gene therapy programs in rare, neurologic lysosomal disorders ("LDs"), specifically: CLN6, CLN3, and CLN1 Batten disease, Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Mucopolysaccharidosis Type IIIB ("MPS IIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPS IIIA"). Our expanded collaboration with Penn also provides us with exclusive disease-specific access and the option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of more prevalent rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies. In the first quarter of 2020, the FDA granted Fast Track designation to the CLN3 Batten disease gene therapy, AT-GTX-502, for the treatment of pediatric patients less than 18 years of age. In September 2020, the European Medicines Agency granted Priority Medicines ("PRIME") designation to the CLN6 Batten disease gene therapy, AT-GTX-501, for the treatment of patients with variant late infantile neuronal ceroid lipofuscinosis 6 ("vLINCL6").
In July 2020, we entered into a definitive agreement for a $400 million credit facility with Hayfin Capital Management (“Senior Secured Term Loan due 2026”) with an interest rate equal to 3-month LIBOR, subject to a 1% floor, plus 6.5% per annum and requires interest-only payments until mid-2024 and matures in six years in 2026. This transaction resulted in net proceeds of $385.9 million, after deducting fees and estimated expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2026. Additionally, we used $156.3 million of the proceeds to voluntarily settle the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan with BioPharma Credit PLC that was due in 2023 ("Senior Secured Term Loan due 2023"). The remaining proceeds has been or will be used for other general corporate and product development purposes.
Our Strategy
Our strategy is to create, manufacture, test, and deliver the highest quality medicines for people living with rare metabolic diseases through internally developed, acquired, or in-licensed products and product candidates that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. In addition to our programs in Fabry and Pompe diseases, we are leveraging our global capabilities to develop and expand our robust pipeline in genomic medicine. We have made significant progress toward fulfilling our vision of building a leading global biotechnology company focused on rare metabolic diseases.
Our operations have not been significantly impacted from the novel coronavirus (“COVID-19”) pandemic thus far in 2020. We have maintained operations in all geographies, secured our global supply chain for our commercial and clinical products, as well as maintained the operational integrity of our clinical trials, with minimum disruptions. Our ability to continue to operate without any significant disruptions will depend on the continued health of our employees, the ongoing demand for Galafold® and the continued operation of our global supply chain. We have continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of our global workforce. However, our results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.

Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the nine months ended September 30, 2020, Galafold® revenue totaled $190.3 million, an increase of $63.4 million compared to the same period in the prior year, with minimal impact from changes in ordering patterns related to the COVID-19 pandemic. We continue to see strong commercial momentum and expansion into additional geographies. In countries we have been operating the longest, such as Germany and the U.K., we see an increasing proportion of previously untreated patients come onto Galafold®. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.
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
•Pipeline advancement and growth. We have established an industry leading gene therapy portfolio of medicines for people living with rare metabolic diseases through a license with Nationwide Children’s and an expanded collaboration with Penn. During the first quarter of 2020, we initiated the long-term follow-up of the initial participants in the CLN6 Phase 1/2 study. In October 2020, we reported additional positive interim safety and efficacy data in our ongoing CLN6 clinical study. Additionally, in 2019 the research collaboration with Penn was expanded to pursue research and development of novel gene therapies for Pompe disease, Fabry disease, CDD, MPS IIIB, as well as a next generation program in MPS IIIA.

•Manufacturing. We continue to manufacture our Pompe biologic at commercial scale (1,000L) for our pivotal PROPEL study and early commercial inventory. Our supply agreement with WuXi Biologics and current capacity are expected to produce sufficient quantities to support commercial needs after receipt of applicable regulatory approvals if obtained. For gene therapy, we are working with our strategic partners to support our clinical manufacturing capabilities. Through the third quarter of 2020, our global supply chains have not been interrupted and we have thus far maintained our ability to manufacture Galafold® as well as our clinical supply during the COVID-19 pandemic.
•Financial strength. Total cash, cash equivalents, and marketable securities as of September 30, 2020 was $509.1 million. Based on current operating models, we believe that the current cash position, along with the net proceeds from the Senior Secured Term Loan due 2026 and expected revenues is sufficient to fund our operations and ongoing research programs to achieve self-sustainability. Potential future impact of the COVID-19 pandemic, future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
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
The pharmacological chaperone, AT2221, or miglustat, is not an active ingredient that contributes directly to GAA substrate reduction but instead acts to stabilize ATB200 during infusion. The small molecule pharmacological chaperone AT2221 binds and stabilizes ATB200 in circulation to improve the uptake of active enzyme in key disease-relevant tissues, resulting in increased clearance of accumulated substrate, glycogen.
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
Our Phase 1/2 study in CLN6 Batten disease enrolled thirteen children who received a single one-time intrathecal administration of AAV-CLN6 gene therapy. In October 2020, we reported additional positive interim results from our CLN6 Batten disease AAV-CLN6 gene therapy program, AT-GTX-501. Interim safety data are available for 13 children with CLN6 Batten disease. Interim safety data demonstrated the treatment with AT-GTX-501 was generally well tolerated. The majority of adverse events ("AEs") were mild and unrelated to treatment. No pattern of adverse events related to AAV or CLN6 immunogenicity was observed. Interim efficacy data are available within the Hamburg Motor and Language scores and showed a meaningful effect in slowing disease progression for twelve children reaching the 12-month timepoint and for eight patients up to 24 months, post-administration of the AAV-CLN6 gene therapy.

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

Consolidated Results of Operations
Three Months Ended September 30, 2020 compared to September 30, 2019
The following table provides selected financial information for the Company:

	Three Months Ended September 30,
(in thousands)	2020	2019	Change
Net product sales	$67,437	$48,768	$18,669
Cost of goods sold	8,399	5,596	2,803
Cost of goods sold as a percentage of net product sales	12.5%	11.5%	1.0%
Operating expenses:
Research and development	70,419	58,892	11,527
Selling, general, and administrative	37,850	39,680	(1,830)
Changes in fair value of contingent consideration payable	1,034	789	245
Depreciation and amortization	2,496	1,116	1,380
Other income (expense):
Interest income	518	2,752	(2,234)
Interest expense	(6,784)	(4,026)	(2,758)
Loss on extinguishment of debt	(7,276)	—	(7,276)
Other income (expense)	3,019	(3,481)	6,500
Income tax (expense) benefit	(727)	251	(978)
Net loss attributable to common stockholders	$(64,011)	$(61,809)	$(2,202)
 Net Product Sales. Net product sales increased $18.7 million during the three months ended September 30, 2020 compared to the same period in the prior year. The increase was primarily due to continued growth in the Europe, US, and Japan markets.
Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net product sales was 12.5% during the three months ended September 30, 2020 compared to 11.5% during the same period in the prior year, primarily due to the proportion of sales in countries subject to a higher royalty burden.
Research and Development Expense.  The following table summarizes our principal product development programs for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Three Months Ended September 30,
Projects	2020	2019
Third party direct project expenses
Galafold® (Fabry Disease)	$5,117	$4,887
AT-GAA (Pompe Disease)	18,601	15,122
Gene therapy programs	14,875	9,503
Pre-clinical and other programs	634	244
Total third-party direct project expenses	39,227	29,756
Other project costs
Personnel costs	25,054	19,125
Other costs	6,138	10,011
Total other project costs	31,192	29,136
Total research and development costs	$70,419	$58,892

The $11.5 million increase in research and development costs was primarily due to increases in gene therapy programs driven by the pipeline growth, and clinical research and manufacturing costs with the advancement and enrollment of clinical studies in the Pompe program, and an increase in personnel costs primarily due to realignment with strategic priorities. These increases were partially offset by a decrease of other costs primarily driven by reduced employee travel and professional fees.
Interest Income. Interest income decreased $2.2 million during the three months ended September 30, 2020 compared to the same period in the prior year. The decrease was due to a lower average overall cash and investment balance on September 30, 2020 as compared to September 30, 2019.
Interest Expense. Interest expense increased $2.8 million during the three months ended September 30, 2020 compared to the same period in the prior year. The increase was driven by the $400 million Senior Secured Loan due 2026 entered in July 2020.
Loss on Extinguishment of Debt. In July 2020, the Company voluntarily settled the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan due 2023. As a result of this early extinguishment, a loss on extinguishment of debt of $7.3 million was recognized in the Consolidated Statements of Operations.
Other Income (Expense). The $6.5 million variance was primarily driven by foreign exchange gains in the remeasurement of our intercompany transactions.
Income Tax (Expense) Benefit. The income tax expense for the three months ended September 30, 2020 was $0.7 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distribution of pre-tax earnings among the many jurisdiction in which we operate.

Nine Months Ended September 30, 2020 compared to September 30, 2019
The following table provides selected financial information for the Company:

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Net product sales	$190,315	$126,944	$63,371
Cost of goods sold	21,627	15,018	6,609
Cost of goods sold as a percentage of net product sales	11.4%	11.8%	(0.4)%
Operating expenses:
Research and development	229,150	194,466	34,684
Selling, general, and administrative	112,722	126,561	(13,839)
Changes in fair value of contingent consideration payable	2,680	2,652	28
Depreciation and amortization	6,299	3,261	3,038
Other income (expense):
Interest income	2,898	7,990	(5,092)
Interest expense	(14,148)	(15,105)	957
Loss on exchange of convertible notes	—	(40,624)	40,624
Loss on extinguishment of debt	(7,276)	—	(7,276)
Other income (expense)	29	(3,272)	3,301
Income tax expense	(4,791)	(634)	(4,157)
Net loss attributable to common stockholders	$(205,451)	$(266,659)	$61,208
 Net Product Sales. Net product sales increased $63.4 million during the nine months ended September 30, 2020 compared to the same period in the prior year. The increase was primarily due to continued growth in the Europe, US, and Japan markets.
Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net product sales was 11.4% during the nine months ended September 30, 2020 compared to 11.8% during the same period in the prior year.
Research and Development Expense.  The following table summarizes our principal product development programs for each product candidate in development, and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Nine Months Ended September 30,
Projects	2020	2019
Third party direct project expenses
Galafold® (Fabry Disease)	$9,637	$13,239
AT-GAA (Pompe Disease)	80,868	73,046
Gene therapy programs	49,611	19,448
Pre-clinical and other programs	2,228	1,217
Total third-party direct project expenses	142,344	106,950
Other project costs
Personnel costs	66,753	57,580
Other costs	20,053	29,936
Total other project costs	86,806	87,516
Total research and development costs	$229,150	$194,466

The $34.7 million increase in research and development costs was primarily due to increases in gene therapy programs, driven by the pipeline growth and clinical research and manufacturing costs with the advancement and enrollment of clinical studies in the Pompe program, and an increase in personnel costs primarily due to realignment with strategic priorities. These increased costs were partially offset by a decrease in expense associated with the ongoing regulatory requirements, approval in new geographies, and pediatric and other studies to support label expansion of Galafold® and a decrease in other costs, primarily driven by reduced employee travel and professional fees.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense decreased $13.8 million, mainly driven by reduction in third-party professional fees and travel.
Interest Income. Interest income decreased $5.1 million during the nine months ended September 30, 2020 compared to the same period in the prior year. The decrease was due to a lower average overall cash and investment balance on September 30, 2020 as compared to September 30, 2019.
Loss on Exchange of Convertible Notes. During the first and second quarters of 2019, the Company entered into separate, privately negotiated Exchange Agreements with a limited number of holders of the Convertible Notes. As a result of this exchange, a loss on exchange of debt of $40.6 million was recognized in the Consolidated Statements of Operations.
Loss on Extinguishment of Debt. In July 2020, the Company voluntarily settled the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan due 2023. As a result of this early extinguishment, a loss on extinguishment of debt of $7.3 million was recognized in the Consolidated Statements of Operations.
Income Tax Expense. The income tax expense for the nine months ended September 30, 2020 was $4.8 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distribution of pre-tax earnings among the many jurisdiction in which we operate.
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
Sources of Liquidity
In July 2020, we entered into the Senior Secured Term Loan due 2026. This transaction resulted in net proceeds of $385.9 million, after deducting fees and estimated expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2026. Additionally, we used $156.3 million of the proceeds to voluntarily settle the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan due 2023. The remaining proceeds has been or will be used for other general corporate and product development purposes.
Cash Flow Discussion
As of September 30, 2020, we had cash, cash equivalents, and marketable securities of $509.1 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "—Note 3.  Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.

Net Cash Used in Operating Activities
Net cash used in operations for the nine months ended September 30, 2020 was $183.5 million. The components of net cash used in operations included the net loss for the nine months ended September 30, 2020 of $205.5 million and the net change in operating assets and liabilities of $31.2 million. The change in operating assets was primarily due to an increase in accounts receivable by $10.8 million due to increased commercial sales of Galafold® and a decrease in prepaid and other current assets of $4.4 million to support the commercial activities for Galafold®. The net cash used in operations was also impacted by a decrease in accounts payable and accrued expenses of $23.4 million, mainly related to the payment of contract manufacturing and research costs, program expenses and personnel costs.
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
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2020 was $9.2 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $272.7 million for the sale and redemption of marketable securities, partially offset by $261.3 million for the purchase of marketable securities and $2.2 million for capital expenditures.
Net cash provided by investing activities for the nine months ended September 30, 2019 was $68.2 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $389.2 million for the sale and redemption of marketable securities, partially offset by $312.0 million for the purchase of marketable securities and $9.1 million for capital expenditures.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2020 was $241.3 million. Net cash provided by financing activities primarily reflects $385.9 million in proceeds from the Senior Secured Term Loan due 2026, net of issuance costs, $20.0 million from the exercise of stock options. This was offset by $155.2 million for the voluntary settlement of the Senior Secured Term Loan due 2023, and $9.3 million from the purchase of vested restricted stock units.
Net cash provided by financing activities for the nine months ended September 30, 2019 was $214.3 million. Net cash provided by financing activities primarily reflects $189.0 million from the issuance of common stock, net of issuance costs paid, $19.9 million from termination of capped call and $8.6 million from the exercise of stock options and warrants, partially offset by $3.0 million from the purchase of vested restricted stock units.
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
While we continue to generate revenue from product sales, in the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. Based on current operating models, we believe that the current cash position, along with the net proceeds from the Senior Secured Term Loan due 2026 and expected revenues is sufficient to fund our operations and ongoing research programs to achieve self-sustainability. Potential future impact of the COVID-19 pandemic, future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
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
There were no significant changes during the nine months ended September 30, 2020 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
 Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies," in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates, or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents, and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities, and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $1.1 million as of September 30, 2020. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.
We are exposed to interest rate risk with respect to variable rate debt. At September 30, 2020, we had a $400 million Senior Secured Term Loan due 2026 that bears interest at a rate equal to the 3-month LIBOR, subject to a 1% floor, plus 6.50% per year. We do not currently hedge our variable interest rate debt. The annual average variable interest rate for our variable rate debt as of September 30, 2020 was 7.5%. A hypothetical 100 basis point increase or decrease in the average interest rate on our variable rate debt would result in a $0.7 million change in the interest expense as of September 30, 2020.
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
The COVID-19 pandemic has substantially burdened healthcare systems worldwide which may impact progression of our clinical trials. Required inspections and reviews by regulatory agencies may also be delayed due to the focus of resources on COVID-19 as well as travel and other restrictions. Significant delays in the timing of our clinical trials and in regulatory reviews could adversely affect our ability to commercialize some assets in our product pipeline. Lack of normal access by patients to the healthcare system, along with concern about the continued supply of medications, may result in changes in buying patterns throughout the supply chain, including by patients, which could increase or decrease demand for our product. Similarly, we have temporarily halted in-person interactions by our employees with healthcare providers, which may decrease demand for our product. COVID-19 could also have an adverse impact on our supply chain and distribution systems, which could impact our ability to distribute our products and the ability of third parties on which we rely to fulfill their obligations to us, and could increase our expenses. In addition, the conditions created by the pandemic may intensify other risks inherent in our business, including, among other things, risks related to drug pricing and access, intellectual property protection, product safety and efficacy concerns, product liability and other litigation, and the impact of adverse global and local economic conditions.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	61,104	$15.59	—	—
August 1, 2020 through August 31, 2020	9,709	$14.47	—	—
September 1, 2020 through September 30, 2020	4,165	$13.92	—	—
Total	74,978	$15.35	—	—
______________________________
(1) Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None

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

AMICUS THERAPEUTICS, INC.

Date:	November 5, 2020	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2020	By:	/s/ Daphne Quimi
Daphne Quimi
Chief Financial Officer
(Principal Financial Officer)