Form 10-K
period 2020-12-31
AMICUS THERAPEUTICS, INC.
filed 2021-03-01
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-33497
Amicus Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			71-0869350
(State or Other Jurisdiction of			(I.R.S. Employer
Incorporation or Organization)			Identification Number)

3675 Market Street,	Philadelphia,	PA	19104
(Address of Principal Executive Offices)			(Zip Code)

(215)			921-7600
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FOLD	NASDAQ Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report .☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the 255,379,926 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on The NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2020) was $3,851,129,284. Shares of voting and non-voting stock held by executive officers, directors, and holders of more than 10% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 19, 2021 was 264,316,074 shares.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant's 2021 Annual Meeting of Stockholders which is to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
    We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•the scope, progress, results and costs of our clinical trials of our drug candidates and gene therapy candidates, including but not limited to AT-GAA, CLN6 and CLN3;
•the cost of manufacturing drug supply for our clinical and preclinical studies, including the cost of manufacturing Pompe Enzyme Replacement Therapy ("ERT" or "ATB200" or "cipaglucosidase alfa") and gene therapies;
•the future results of on-going preclinical research and subsequent clinical trials for cyclin-dependent kinase-like 5 ("CDKL5") deficiency disorder, Pompe gene therapy, Fabry gene therapy, Mucopolysaccharidosis Type IIIB ("MPS IIIB"), next generation Mucopolysaccharidosis Type IIIA ("MPS IIIA") and other pipeline candidates we may identify from time to time, including our ability to obtain regulatory approvals and commercialize these therapies and obtain market acceptance for such therapies;
•the costs, timing, and outcome of regulatory review of our product candidates, including AT-GAA;
•any changes in regulatory standards relating to the review of our product candidates;
•the number and development requirements of other product candidates that we pursue;
•the costs of commercialization activities, including product marketing, sales, and distribution;
•the emergence of competing technologies and other adverse market developments;
•our ability to successfully commercialize Galafold® (also referred to as "migalastat HCl") and, if our regulatory filings are accepted and approved, AT-GAA;
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold®, AT-GAA and our gene therapy candidates;
•our ability to obtain reimbursement for Galafold® and, if our regulatory filings are accepted and approved, AT-GAA;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold®;
•our ability to obtain market acceptance of Galafold® and, if our regulatory filings are accepted and approved, AT-GAA;
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
    In light of these risks and uncertainties, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Part I, Item 1A "— Risk Factors", a summary of which may be found below, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Those factors and the other risk factors described herein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.
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

Summary Risk Factors
The following is a summary of the principal risks that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face and is qualified in its entirety by reference to the more detailed descriptions included in Part I, Item 1A "— Risk Factors". This summary should be read together with those more detailed descriptions, along with our other SEC filings before making an investment decision.
•We depend heavily on sales of Galafold® in Europe, the U.S. and Japan. If we are delayed or unable to commercialize Galafold® successfully, our business could be materially harmed.
•If we are not able to obtain, or delayed in obtaining, required regulatory approvals, we will not be able to commercialize our product or product candidates, material impairing our ability to generate revenue.
•If we are unable to establish and maintain sales and marketing capabilities, or relationships, to market and sell our product or, if approved, product candidates, their commercialization may suffer.
•If the market opportunities for our product or product candidates are smaller than we believe they are, then our revenues may be adversely affected, and our business may suffer.
•Galafold® or any of our product candidates that receive regulatory approval may fail to achieve the degree of market acceptance necessary for commercial success.
•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•A variety of risks associated with international operations could adversely affect our business.
•The impact of Brexit on our international operations could have a material impact on our business.
•Our product or any product candidates receiving approval may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives.
•If we are found to have promoted off-label uses by regulatory authorities, we may become subject to significant liability.
•Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.
•If applicable regulatory authorities approve generic or biosimilar products with claims that compete with our product or any of our product candidates, it could reduce our sales.
•We may expend our limited resources to pursue a particular product, product candidate or indication and fail to capitalize on an alternative for which there is a greater likelihood of success.
•Our product or product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or commercialization.
•Any product or product candidate we obtain marketing approval for could be subject to restrictions or withdrawal from the market and we may be subject to penalties or enforcement actions if we fail to comply with regulatory requirements.
•Certain relationships will be subject to applicable anti-kickback, fraud and abuse, anti-bribery and corruption and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
•If clinical trials of our product candidates do not produce results satisfactory to regulatory authorities, the development and commercialization of our product candidates may not be completed.
•If we experience unforeseen events in connection with our clinical trials, potential regulatory approval or commercialization of our product candidates could be delayed or prevented.
•If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
•Initial results from a clinical trial do not ensure that the trial will be successful and success in preclinical or early stage clinical trials does not ensure success in later-stage clinical trials.
•If our competitors obtain orphan drug exclusivity for their products and we do not, we may not unable to have competing products approved in the applicable jurisdiction for a significant period of time.
•Failure to obtain or maintain regulatory approval outside the U.S. would prevent us from marketing our products abroad.
•Our business activities involve the use of hazardous materials which could subject us to significant adverse consequences if we fail to comply with the applicable laws regulating their use.

•If we are unable to obtain marketing approval, or if approved unable to successfully commercialize AT-GAA, our business could be materially harmed.
•Our gene therapy product candidates are based on novel technologies, which makes it difficult to predict the time and cost of their development and subsequently obtaining regulatory approval.
•We may encounter difficulties manufacturing our gene therapy which could impact timing and availability of clinical and commercial supply.
•Use of third parties to manufacture our product or product candidates may increase the risk that we will not have sufficient quantities of our product or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•We rely on third parties to conduct certain preclinical development activities and our clinical trials, and those third parties may not perform satisfactorily.
•We may not be successful in maintaining or establishing collaborations, which could adversely affect our ability to develop and, particularly in international markets, commercialize products.
•Materials necessary to manufacture our product or product candidates may not be available on commercially reasonable terms, which may delay their development and commercialization.
•Manufacturing issues may arise that could increase costs or delay commercialization.
•We have incurred significant losses and anticipate that we will continue to incur losses in the future.
•We may never become profitable even though we currently generate revenue from the sale of products.
•If we require, and fail to obtain, additional necessary financing, we may be unable to complete the development and commercialization of our product and product candidates.
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies, Galafold® or product candidates.
•We may not have sufficient cash flow from our business to pay our substantial debt.
•Foreign currency exchange rate fluctuations could harm our financial results.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•Our executive officers, directors and principal stockholders maintain the ability to exert significant influence and control over matters submitted to our stockholders for approval.
•Because we do not anticipate paying any cash dividends on our capital in the foreseeable future, capital appreciation, if any, will be our stockholders sole source of gain.
•If we are unable to obtain and maintain sufficiently broad patent protection, our ability to successfully commercialize our technology and products may be adversely affected.
•We may become involved in lawsuits to protect or enforce our patents or other intellectual property.
•Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights which could have a material adverse effect on the success of our business.
•We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
•If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.
•Failure to secure trademark registrations could adversely affect our business.
•Our rights to develop and commercialize our gene therapy product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.
•The novel coronavirus ("COVID-19") pandemic may negatively impact our business and operations.
•Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
•We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•Our employees, independent contractors, principal investigators, consultants and vendors may engage in misconduct or improper activities which could lead to significant liability and harm our reputation.
•If our enterprise risk program, global risk committee and other compliance methods are not effective, our business, financial condition and operating results may be adversely affected.

PART I
Item 1.    BUSINESS
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We have a portfolio of product opportunities led by the first, oral monotherapy for Fabry disease that has achieved widespread global approval, a differentiated biologic for Pompe disease, and an industry leading rare disease gene therapy portfolio.
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
The lead biologics program of our pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, clinical-stage, potential best-in-class treatment paradigm for Pompe disease. In February 2019, the U.S. Food and Drug Administration ("FDA") granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease. We initiated the rolling Biologic License Application ("BLA") submission to the FDA in the fourth quarter of 2020.
We have established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("Nationwide Children’s") and an expanded collaboration with the University of Pennsylvania ("Penn"). Our pipeline includes gene therapy programs in rare, neurologic lysosomal disorders ("LDs"), specifically: CLN6, CLN3, and CLN1 Batten disease, Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Mucopolysaccharidosis Type IIIB ("MPS IIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPS IIIA"). Our expanded collaboration with Penn also provides us with exclusive disease-specific access and the option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of more prevalent rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies. In the first quarter of 2020, the FDA granted Fast Track designation to the CLN3 Batten disease gene therapy, AT-GTX-502, for the treatment of pediatric patients less than 18 years of age. In September 2020 and February 2021, the European Medicines Agency ("EMA") granted Priority Medicines ("PRIME") designation and the FDA granted Fast Track designation, respectively, to the CLN6 Batten disease gene therapy, AT-GTX-501, for the treatment of patients with variant late infantile neuronal ceroid lipofuscinosis 6 ("vLINCL6").
In July 2020, we entered into a definitive agreement for a $400 million credit facility with Hayfin Capital Management (“Senior Secured Term Loan due 2026”) with an interest rate equal to 3-month LIBOR, subject to a 1% floor, plus 6.5% per annum and requires interest-only payments until mid-2024 and matures in six years in 2026. This transaction resulted in net proceeds of $385.9 million, after deducting fees and expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2026. Additionally, we used $156.3 million of the proceeds to voluntarily settle the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan with BioPharma Credit PLC that was due in 2023 ("Senior Secured Term Loan due 2023").

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
Our operations have not been significantly impacted from the novel coronavirus (“COVID-19”) pandemic in 2020; however, we observed increased lag times between patient identification and Galafold® initiation due to the resurgence of COVID-19 in the fourth quarter. We have maintained operations in all geographies, secured our global supply chain for our commercial and clinical products, as well as maintained the operational integrity of our clinical trials, with minimum disruptions. Our ability to continue to operate without any significant disruptions will depend on the continued health of our employees, the ongoing demand for Galafold® and the continued operation of our global supply chain. We have continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of our global workforce. However, our results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.
Highlights of our progress include:

•Commercial and regulatory success in Fabry disease. For the year ended December 31, 2020, Galafold® revenue totaled $260.9 million, an increase of $78.6 million compared to the prior year. We continue to see strong commercial momentum and expansion into additional geographies. In countries where we have been operating the longest, such as Germany and the U.K., we see an increasing proportion of previously untreated patients come onto Galafold®. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.

•Pompe clinical program milestones. In December 2020, we completed last patient, last visit in our global Phase 3 pivotal study of AT-GAA (ATB200-03, also known as "PROPEL") with 123 patients at 62 sites in 24 countries and initiated the rolling BLA submission to the FDA for AT-GAA. In February 2021, we subsequently reported topline results for the PROPEL study. Additionally, in 2020, orphan drug designation was received in Japan and the British Medicines and Healthcare Products Regulatory Agency issued a Promising Innovative Medicine ("PIM") designation for AT-GAA for the treatment of late-onset Pompe disease. Previously, the U.S. FDA granted BTD for AT-GAA for the treatment of late-onset Pompe disease.

•Pipeline advancement and growth. We have established an industry leading gene therapy portfolio of medicines for people living with rare metabolic diseases through a license with Nationwide Children’s and an expanded collaboration with Penn. During the first quarter of 2020, we initiated the long-term follow-up of the initial participants in the CLN6 Phase 1/2 study. In October 2020, we reported additional positive interim safety and efficacy data in our ongoing CLN6 clinical study. Additionally, the research collaboration with Penn was expanded to pursue research and development of novel gene therapies for Pompe disease, Fabry disease, CDD, CLN1, MPS IIIB, as well as a next generation program in MPS IIIA.

•Manufacturing. We continued to manufacture our Pompe biologic at commercial scale (1,000L) for our clinical studies, including our pivotal PROPEL study, and early commercial inventory. Our supply agreement with WuXi Biologics and current capacity are expected to produce sufficient quantities to support commercial needs after receipt of applicable regulatory approvals if obtained. For gene therapy, we are working with our strategic partners to support our clinical manufacturing capabilities. During 2020 and thus far in 2021, our global supply chains have not been interrupted and we have thus far maintained our ability to manufacture Galafold® as well as our clinical supply during the COVID-19 pandemic.

•Financial strength. Total cash, cash equivalents, and marketable securities as of December 31, 2020 was $483.3 million. Based on current operating models, we believe that the current cash position, which includes the net proceeds from the Senior Secured Term Loan due 2026 and expected revenues is sufficient to fund our operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
Our Commercial Product and Product Candidates
Galafold® (Migalastat HCl) for Fabry Disease
Our oral precision medicine Galafold® was granted accelerated approval by the FDA in August 2018 under the brand name Galafold® for the treatment of adults with a confirmed diagnosis of Fabry disease and an amenable galactosidase alpha gene ("GLA") variant based on in vitro assay data. The FDA approved Galafold® for 348 amenable GLA variants. Galafold® was approved in the E.U. and U.K. in May 2016 as a first-line therapy for long-term treatment of adults and adolescents, aged 16 years and older, with a confirmed diagnosis of Fabry disease and who have an amenable mutation (variant). The approved E.U. and U.K. labels include 1,384 mutations amenable to Galafold® treatment, which represent up to half of all patients with Fabry disease. In countries where mutations are provided only on the amenability website, these 1,384 amenable mutations are now available. Marketing authorization approvals have been granted in over 40 countries around the world, including the U.S., E.U., U.K., Japan, and others. We plan to continue to launch Galafold® in additional countries during 2021.
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
Gene Therapy for Fabry Disease
We are committed to continued innovation for all people living with Fabry disease. For people living with Fabry disease who have non-amenable variants, which are not suitable for Galafold® as a monotherapy, our strategy is to develop a Fabry gene therapy. In October 2018, we expanded our gene therapy portfolio through a collaboration agreement with Penn to pursue research and development of novel gene therapies, including Fabry disease, and other indications. In October 2019, we disclosed preliminary data from a Fabry adeno-associate viral ("AAV") gene therapy using an Amicus-engineered transgene that demonstrated high levels of GLA activity and robust GL-3 reduction in a mouse model of Fabry disease. In February 2021, we presented initial preclinical data from our investigational AAV gene therapy program. This initial preclinical study assessed a range of single doses of AAV in Gla knockout mice with either wild-type hGLA (“unmodified hGLA”) or an Amicus/Penn engineered hGLA transgenes (“engineered hGLA” or “AT-GTX-701”). The engineered hGLA AAV gene therapy demonstrated stable homodimer formation, enhanced temperature, plasma and neutral ph stability compared to the unmodified hGLA AAV gene therapy. In the lowest tested dose of AT-GTX-701, Gla knockout mice showed partial substrate reduction, while highest tested dose resulted in near complete substrate reduction. Additionally, AT-GTX-701 demonstrated significantly greater lyso-Gb3/GL-3 substrate reduction across all Fabry disease relevant tissues including the dorsal root ganglia (“DRG”), kidney, and heart, with reductions at low dose being equal to or greater than the reductions observed at higher doses with wildtype transgene and provided the first evidence for DRG storage reduction in a Fabry mouse model treated with an AAV gene therapy.
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
Fabry disease is a relatively rare disorder. The annual incidence of Fabry disease in newborn males has been historically estimated to be 1:40,000-1:60,000 (Journal of the American Medical Association January 1999 and The Metabolic and Molecular Bases of Inherited Disease 8th edition 2001). However, more recent newborn screening studies in Italy, Taiwan, Austria, Spain and the U.S., which collectively screened more than 500,000 male and female newborns, found the incidence of GLA mutations to be between 1:2,445 to 1:8,454, more than ten times higher than previous estimates for classic patients (American Journal of Human Genetics 2006, Human Mutation 2009, the Lancet 2011, Journal of Pediatrics 2017, and JAMA Pediatrics 2018). When looking at only male newborns within these studies, the incidence of Fabry disease mutations is as high as 1:1,316 – 1:7,575 (Circulation in Cardiovascular Genetics 2009, American Journal of Human Genetics 2006, European Journal of Pediatrics 2017).
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
Currently, two other products, both ERTs, are approved for the treatment of Fabry disease: agalsidase beta by Sanofi Aventis and agalsidase alfa by Takeda, the latter of which is not approved in the U.S.
Novel ERT for Pompe Disease
We are leveraging our biologics capabilities to develop AT-GAA, a novel treatment paradigm for Pompe disease. AT-GAA consists of a uniquely engineered rhGAA enzyme, ATB200, or cipaglucosidase alfa, with an optimized carbohydrate structure to enhance lysosomal uptake, administered in combination with AT2221, or miglustat, that functions as an enzyme stabilizer.
The small molecule enzyme stabilizer, miglustat or AT2221, binds to and stabilizes ATB200, or cipaglucosidase alfa, in circulation to improve the uptake of active enzyme in key disease-relevant tissues, resulting in increased clearance of accumulated substrate, glycogen. Miglustat is not an active ingredient that contributes directly to substrate reduction ("glycogen").
We initiated ATB200-03 (or "PROPEL"), a global Phase 3 clinical study of AT-GAA in adult patients with late onset Pompe disease in December 2018 and completed last patient, last visit in December 2020. In February 2021, we reported topline results from the Phase 3 PROPEL study.

Patients enrolled in PROPEL were randomized 2:1 so that for every two patients randomized to be treated with AT-GAA, one was randomized to be treated with alglucosidase alfa. Of the Pompe patients enrolled, 77% were being treated with alglucosidase alfa (n=95) immediately prior to enrollment (“Switch”) and 23% had never been treated with any ERT (n=28) (“Naïve”). 117 patients completed the PROPEL study and all 117 voluntarily enrolled in the long-term extension study.

The primary endpoint of the study was the mean change in 6-minute walk distance as compared with baseline measurements at 52 weeks across the combined ERT Switch and ERT Naïve patient populations. In this combined population patients taking AT-GAA (n=85) walked on average 21 meters farther at 52 weeks compared to 7 meters with those treated with alglucosidase alfa (n=37). This primary endpoint in the combined population was assessed for superiority and while numerically greater, statistical significance for superiority on this combined population was not achieved for the AT-GAA arm as compared to the alglucosidase alfa arm (p=0.072).

Per the hierarchy of the statistical analysis plan, the first key secondary endpoint of the study was the mean change in percent-predicted Forced Vital Capacity (“FVC”) at 52 weeks across the combined population. In this combined population patients taking AT-GAA demonstrated a nominally statistically significant and clinically meaningful difference for superiority over those treated with alglucosidase alfa. AT-GAA significantly slowed the rate of respiratory decline in patients after 52 weeks. Patients treated with AT-GAA showed a 0.9% absolute decline in percent-predicted FVC, compared to a 4.0% absolute decline in the alglucosidase alfa arm (p=0.023).

Patients within the combined study population demonstrated statistically significant improvements on the GSGC (“Gait, Stairs, Gower’s Chair”) key secondary endpoint, which captures strength, coordination and mobility, compared to a worsening for alglucosidase alfa treated patients in the overall population (p<0.05). Additionally, lower MMT (Manual Muscle Testing), Patient-Reported Outcomes Measurement Information System (“PROMIS”) physical function and PROMIS fatigue secondary endpoints favored AT-GAA treated patients over alglucosidase alfa treated patients. Results also showed improvements in the two important biomarker endpoints of Pompe disease (Hex-4 and CK), which significantly favored AT-GAA compared to alglucosidase alfa (p<0.001). AT-GAA demonstrated a similar safety profile to alglucosidase alfa.

The PROPEL Switch patients entered the study having been treated with alglucosidase alfa for a minimum of two years. More than two thirds (67%+) of those patients had been on ERT treatment for more than five years prior to entering the PROPEL study (mean of 7.4 years). A pre-specified analysis of the patients switching from alglucosidase alfa on 6-minute walk distance showed that after 52 weeks from switching, AT-GAA treated patients (n=65) walked 16.9 meters farther than their baseline, compared to 0.0 meters for those patients who were randomized to remain on alglucosidase alfa (n=30) (p=0.046).

A pre-specified analysis of the patients switching from alglucosidase alfa on percent-predicted FVC showed that AT-GAA treated patients stabilized and slightly improved their respiratory function on this important measure while those patients remaining on alglucosidase alfa continued to significantly decline in respiratory muscle function. AT-GAA patients showed a 0.1% absolute increase in percent-predicted FVC while the alglucosidase alfa patients showed a 4.0% absolute decline over the course of the year (p=0.006).

The PROPEL Naïve patients treated with AT-GAA for 52 weeks (n=20) walked 33 meters farther than their baseline, on the 6-minute walk distance endpoint. The Naïve patients treated with alglucosidase alfa (n=7) walked 38 meters further than their baseline. The difference between the two groups was not statistically significant (p=0.60). Additionally, patients never previously treated with any ERT showed similar declines in percent-predicted FVC at 52 weeks of –4.1% for AT-GAA treated patients and –3.6% for alglucosidase alpha treated patients. The difference between the two groups was not statistically significant (p=0.57).
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
In April 2019, we presented initial preclinical data from our investigational AAV gene therapy program for Pompe disease. This initial preclinical study in Pompe knockout mice administered a single high dose of AAV gene therapy with either unmodified wild-type hGAA ("unmodified hGAA") or an Amicus/Penn engineered hGAA transgene with a Lysosomal-Targeting Cell receptor binding motif ("engineered hGAA"). The engineered hGAA AAV gene therapy demonstrated more robust and consistent glycogen reduction compared to unmodified hGAA AAV gene therapy, in all key tissues assessed in a Pompe mouse model. In the central nervous system, the engineered hGAA AAV gene therapy also showed robust glycogen reduction in neuronal cells, suggesting this may be an effective way to address neuronal aspects of Pompe disease. Unmodified hGAA AAV gene therapy showed minimal glycogen reduction in neuronal cells. This preclinical study provided initial validation for combining Amicus-engineered transgenes with Penn's AAV gene therapy technologies.
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
Gene Therapy for Various Types of Batten Disease
Through our license with Nationwide Children’s and expanded collaboration with Penn, we are researching potential first-in-class gene therapies for multiple forms of Batten disease. Batten disease is the common name for a broad class of rare, fatal, inherited disorders of the nervous system also known as neuronal ceroid lipofuscinoses ("NCLs"). In these diseases, a defect in a specific gene triggers a cascade of problems that interferes with a cell's ability to recycle certain molecules. Each gene is called ceroid lipofuscinosis, neuronal ("CLN") and given a different number designation as its subtype. There are 13 known forms of Batten disease often referred to as CLN1-8; 10-14. The various types of Batten disease have similar features and symptoms but vary in severity and age of onset.
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
Our Phase 1/2 study in CLN6 Batten disease enrolled thirteen patients who received a single one-time intrathecal administration of AAV-CLN6 gene therapy. In October 2020, we reported additional positive interim results from our CLN6 Batten disease AAV-CLN6 gene therapy program, AT-GTX-501. Interim safety data are available for 13 patients with CLN6 Batten disease. Interim safety data demonstrated the treatment with AT-GTX-501 was generally well tolerated. The majority of adverse events ("AEs") were mild and unrelated to treatment. No pattern of adverse events related to AAV or CLN6 immunogenicity was observed. Interim efficacy data are available within the Hamburg Motor and Language scores and showed a meaningful effect in slowing disease progression for twelve patients reaching the 12-month timepoint and for eight patients up to 24 months, post-administration of the AAV-CLN6 gene therapy. Additionally, in October 2019, we reported interim clinical data that suggested stabilization of various components of Hamburg Seizure and Vision scores in most patients from baseline to month 12 or 24, in particular those patients treated at a younger age, compared to the progression expected in matched untreated patients. The CLN6 Batten population is approximately 1,000 patients across our commercial landscape today and there are no approved therapies for this disorder.

In the fourth quarter of 2018, we announced the initiation of a Phase 1/2 study to evaluate the safety and efficacy of a single intrathecal administration of an AAV serotype AT-GTX-502 gene therapy in patients with CLN3 Batten disease. In the Phase 1/2 study, a total of three patients were dosed in the low-dose group, and based on the safety profile to date, the data safety monitoring board cleared us to begin enrollment in the high-dose cohort. One patient is currently dosed in the high-dose cohort. In February 2021, we announced initial safety for the first four patients up to 15 months post-administration of AT-GTX-502 and preliminary efficacy data for the first three patients in the low-dose cohort for up 15 months post-administration of AT-GTX-502, as well as one patient in the high-dose cohort for up to 3 months post-administration of AT-GTX-502. Initial results of the study suggest that AT-GTX-502 was well tolerated and demonstrated potential early signs of disease stabilization compared to a natural history dataset. CLN3 impacts approximately 5,000 patients across our commercial landscape today and there are no approved therapies for this disorder.
CDKL5 Deficiency Disorder
We are researching a potential first-in-class genetic medicine for CDD consisting of a CDKL5 protein engineered for cross correction, delivered as either a protein replacement or as a gene therapy through our collaboration with Penn. CDKL5 is a gene on the X-chromosome encoding the CDKL5 protein that regulates the expression of several essential proteins for normal brain development. Genetic mutations in the CDKL5 gene result in CDKL5 protein deficiency and CDD. This disorder manifests clinically as persistent seizures starting in infancy, followed by severe impairment in neurological development. Most children affected by CDD cannot walk or care for themselves and may also suffer from scoliosis, visual impairment, sensory issues, and gastrointestinal complications.
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
Acquisitions
Celenex, Inc.
In September 2018, we expanded our pipeline by acquiring the rights and related intellectual property of ten gene therapy programs through the acquisition of Celenex, Inc. ("Celenex"). Celenex is a private, clinical stage gene therapy company whose lead programs are ten gene therapy programs including CLN6 and CLN3, which are in clinical stage, and several programs in pre-clinical stage. Pursuant to the terms of the agreement, we agreed to pay up to an additional $10 million in connection with the achievement of certain development milestones, $220 million in connection with the achievement of certain regulatory approval milestones across multiple programs and up to $75 million in tiered sales milestone payments. Celenex has an exclusive license agreement with Nationwide Children’s Hospital ("Nationwide Children’s"). Under this license agreement, Nationwide Children’s is eligible to receive development and sales-based milestones of up to $7.8 million for each product.
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

Callidus Biopharma, Inc.
In connection with our acquisition of Callidus Biopharma, Inc. ("Callidus"), we may be obligated to make additional payments to the former stockholders of Callidus upon the achievement of certain clinical milestones of up to $35 million and regulatory milestones of up to $80 million set forth in the merger agreement, provided that the aggregate merger consideration shall not exceed $130 million.
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
We own or hold license rights to several issued patents and numerous pending and issued applications, filed in the U.S., Europe, Japan, and other jurisdictions that are related to Galafold® and our ongoing clinical programs:
•We own issued U.S. patents that cover the use of migalastat, the active pharmaceutical ingredients in Galafold®, in the treatment of Fabry disease, which expire in 2027, 2028, 2029, 2037 or 2038 and are listed in the FDA Orange Book. Foreign counterparts of the U.S. patents are pending or issued in Europe, Japan, and certain other jurisdictions. Further, we have pending U.S. patent applications covering various aspects of Galafold®, including methods of treating a patient diagnosed with Fabry disease with migalastat and their foreign counterparts. Any patents issuing from these applications will expire in 2036, 2038, 2039, 2040, or 2041.and we anticipate listing these patents in the FDA Orange Book if issued.
•We own several issued U.S. patents that cover various aspects of our investigational new treatment for Pompe disease, AT-GAA (ATB200/AT2221, an ERT/pharmacological chaperone combination) as well as foreign counterparts to the issued patents, most of which are still pending. Issued U.S. patents cover ATB200 compositions-of-matter, formulations, methods of manufacturing and methods of treatment and will expire in 2033, 2035 or 2037. We also have pending U.S. patent applications covering compositions, methods of treatment, methods of manufacture, and formulations with anticipated expiry in 2033, 2035, 2036, 2037, 2038, 2040, or 2042.

•From the Celenex acquisition, we acquired an exclusive license to composition-of-matter and intrathecal method of treatment patent applications covering the gene therapy for treating Batten disease that are pending in the U.S., Europe, Japan, and other jurisdictions. Any patents issued from these applications will expire in 2033 or 2040. The patent covering an intrathecal method of treatment, which expires in 2033, has issued in Europe and Japan.
•From our agreement with Penn, we have license to Penn’s patent portfolio pertaining to vector and other platform technologies for treating Pompe disease, Fabry disease, CDD, CLN1, MPS IIIB, as well as a next generation program in MPS IIIA. Any patents issued from these applications will expire in 2039.
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
In addition to our clinical programs, we actively monitor and file patent applications in the U.S. and in foreign countries on relevant technologies and pre-clinical programs. For example, we own or hold license rights to U.S. and foreign patents or patent applications covering the following:
•Gene therapy protein engineering technology;
•Gene therapy (e.g., Pompe, Fabry, CDLK5, MPS IIIB and next generation MPS IIIA) and ERT (e.g., CDKL5) programs and the use to treat specified diseases.
We cannot be certain, however, that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.
•Individual patents extend for varying periods depending on the effective date of filing of the patent application or the date of patent issuance, and the legal term of the patents in the countries in which they are obtained. Generally, patents issued in the U.S. are effective for 20 years from the earliest nonprovisional filing date. This period may be shortened by terminal disclaimer or further extended by patent term adjustment or extension. The term of foreign patents varies in accordance with provisions of applicable local law, but typically is 20 years from the earliest nonprovisional filing date.
The U.S. Drug Price Competition and Patent Term Restoration Act of 1984, and amendments thereto, more commonly known as the Hatch-Waxman Act, provides for an extension of one patent, known as a Hatch-Waxman statutory extension, for each New Chemical Entity ("NCE") to compensate for a portion of the time spent in clinical development and regulatory review. However, the maximum extension is five years and the extension cannot extend the patent beyond 14 years from the new drug application ("NDA") approval. Similar extensions are available in European countries, known as Supplemental Protection Certificate ("SPC") extensions, Japan, and other countries. However, in the U.S. we will not know what, if any, extensions are available until a drug is approved. In addition, in the U.S., under provisions of the Best Pharmaceuticals for Children Act, we may be entitled to an additional six-month period of patent protection or market exclusivity for completing pediatric clinical studies in response to an FDA issued Pediatric Written Request before said exclusivities expire.

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

University of Pennsylvania
In October 2018, as amended, we entered into a collaboration agreement with Penn to pursue research and development of novel gene therapies. Our gene therapy portfolio pipeline expanded to include Pompe disease, Fabry disease, CDD, CLN1, MPS IIIB, as well as a next generation program in MPS IIIA. This expanded collaboration with Penn also provides us with exclusive disease-specific access and option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies.
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
GlaxoSmithKline
In July 2012, as amended in November 2013, we entered into an agreement with GlaxoSmithKline ("GSK"), pursuant to which Amicus obtained global rights to develop and commercialize Galafold® as a monotherapy and in combination with ERT for Fabry disease (“Collaboration Agreement”). Under the terms of the Collaboration Agreement, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S.
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

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The following table lists our principal competitors and publicly available information on the status of their clinical-stage product offerings:

Competitor (1)	Indication	Product	Class of Product	Status	2020 Sales
(in millions)
Sanofi Aventis	Fabry Disease	Fabrazyme®	ERT	Marketed	€817
	Pompe Disease	Myozyme®/ Lumizyme®	ERT	Marketed	€948
	Fabry Disease	GZ402671	Oral GCS Inhibitor	Phase 2	N/A
	Pompe Disease	GZ402666 ("neo GAA")	ERT	Regulatory Review	N/A
Takeda	Fabry Disease	Replagal®	ERT	Marketed	N/A
Idorsia	Fabry Disease	Lucerastat	Oral Therapy	Phase 3	N/A
Protalix Biotherapeutics	Fabry Disease	PRX-102	ERT	Phase 2/3	N/A
Avrobio	Fabry Disease	AVR-RD-01	Gene Therapy	Phase 1/2	N/A
Freeline	Fabry Disease	FLT190	Gene Therapy	Phase 1/2	N/A
Sangamo	Fabry Disease	ST-920	Gene Therapy	Phase 1/2	N/A
AskBio (Bayer)	Pompe Disease	ACTUS-101	Gene Therapy	Phase 1/2	N/A
Audentes (Astellas)	Pompe Disease	AT845	Gene Therapy	Phase 1/2	N/A
Roche (Spark)	Pompe Disease	SPK3006	Gene Therapy	Phase 1/2	N/A
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
Patent term and data exclusivity run in parallel. An ANDA application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of an NCE, listed in the Orange Book for the referenced product has expired ("New Chemical Entity Market Exclusivity"). Federal law provides a period of five years following approval of a drug containing no previously approved active ingredients, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph 4 certification that challenges a listed patent, in which case the submission may be made four years following the original product approval.
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
Other Regulatory Requirements
Once an NDA or BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, communications regarding unindicated uses, industry-sponsored scientific and educational activities, and promotional activities involving the internet. Products approved under Subpart H or Subpart E carry additional post-marketing considerations and requirements.
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

Orphan Drugs
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. The first NDA or BLA applicant with FDA orphan drug designation for a particular active ingredient to receive FDA approval of the designated drug for the disease indication for which it has such designation, is entitled to a seven-year exclusive marketing period ("Orphan Drug Exclusivity") in the U.S. for that product, for that indication. During the seven-year period, the FDA may not finally approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the license holder cannot supply sufficient quantities of the product. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition, provided that the sponsor has conducted appropriate clinical trials required for approval. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee for the orphan indication.
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

Biologics Price Competition and Innovation Act
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
To obtain regulatory approval of an orphan drug under the E.U. regulatory system, we are mandated to submit a marketing authorization application ("MAA") to be assessed in the Centralized Procedure. The centralized procedure, which came into operation in 1995, allows applicants to obtain a marketing authorization that is valid throughout the E.U. It is compulsory for medicinal products manufactured using biotechnological processes, for orphan medicinal products and for human products containing a new active substance which was not authorized in the Community before 20 May 2004 (date of entry into force of Regulation (EC) No 726/2004) and which are intended for the treatment of AIDS, cancer, neurodegenerative disorder or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the Community before 20 May 2004 or for products which constitute a significant therapeutic, scientific or technical innovation or for which a Community authorization is in the interests of patients at Community level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the European Medicines Agency ("EMA"), to be assessed by the Committee for Medicinal Products for Human Use ("CHMP"). The procedure results in a Commission decision, which is valid in all E.U. Member States. Centrally-authorized products may be marketed in all Member States. Centralized procedure: Full copies of the MA application are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA's scientific assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur is therefore the privileged interlocutor of the applicant and continues to play this role, even after the MA has been granted.
The rapporteur and co-rapporteur then assess the applicant's replies, submit them for discussion to the CHMP and, taking into account the conclusions of this debate, prepare a final assessment report. Once the evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the authorization. When the opinion is favorable, it shall include the draft summary of the product's characteristics, the package leaflet and the texts proposed for the various packaging materials. The time limit for the evaluation procedure is 210 days. The EMA then has fifteen days to forward its opinion to the Commission. This is the start of the second phase of the procedure: the decision-making process. The Agency sends to the Commission its opinion and assessment report, together with annexes containing: the SmPC ("Annex 1"); the particulars of the MAH responsible for batch release, the particulars of the manufacturer of the active substance and the conditions of the marketing authorization ("Annex 2"); and the labelling and the package leaflet ("Annex 3"). The annexes are translated into the 22 other official languages of the E.U. During the decision-making process, the Commission services verify that the marketing authorization complies with Union law. The Commission has fifteen days to prepare a draft decision. The medicinal product is assigned a Community registration number, which will be placed on its packaging if the marketing authorization is granted. During this period, various Commission directorates-general are consulted on the draft marketing authorization decision.
The draft decision is then sent to the Standing Committee on Medicinal Products for Human Use, (Member States have one representative each in both of these committees) for their opinions. The Centralized Procedure provides for the grant of a single marketing authorization that is valid for all E.U. member states. The Decentralized Procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state's assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

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
Orphan drug designation provides opportunities for fee reductions, protocol assistance and access to the centralized procedure before and during the first year after marketing approval. Fee reductions are not limited to the first year after marketing approval for small and medium enterprises. In addition, if a product which has an orphan drug designation subsequently receives EMA marketing approval for the indication for which it has such designation, the product is entitled to orphan market exclusivity, which means the EMA may not approve any other application to market a similar drug for the same indication for a period of 10 years. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Competitors may receive marketing approval of different drugs or biologics for the indications for which the orphan product has exclusivity. In order to do so, however, they must demonstrate that the new drugs or biologics are clinically superior over the existing orphan product. This demonstration of clinical superiority may be done at the time of initial approval or in post-approval studies, depending on the type of marketing authorization granted.
In March 2016, the EMA launched an initiative, the Priority Medicines (“PRIME”) scheme, to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIME scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. In September 2020, AT-GTX-501 was granted PRIME designation.
We have obtained a positive opinion for our pediatric investigation plan ("PIP") in the E.U. for Galafold® for the treatment of Fabry disease as well. A PIP is a development plan aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All applications for marketing authorization for new medicines have to include the results of studies as described in an agreed PIP, unless the medicine is exempt because of a deferral or waiver. This requirement also applies when a marketing-authorization holder wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized and covered by intellectual property rights. Several rewards and incentives for the development of pediatric medicines for children are available in the E.U. Medicines authorized across the E.U. with the results of studies from a PIP included in the product information are eligible for an extension of their supplementary protection certificate by six months. This is the case even when the studies' results are negative. For orphan medicines, the incentive is an additional two years of market exclusivity. Scientific advice and protocol assistance at the Agency are free of charge for questions relating to the development of pediatric medicines. Medicines developed specifically for children that are already authorized but are not protected by a patent or supplementary protection certificate are eligible for a pediatric-use marketing authorization ("PUMA"). If a PUMA is granted, the product will benefit from 10 years of market protection as an incentive.
The U.K. left the E.U. on January 31, 2020 following which, existing E.U. medicinal product legislation continued to apply in the U.K. during the transition period under the terms of the E.U.-U.K. Withdrawal Agreement. A transition period, which ended on December 31, 2020, maintained access to the E.U. single market and to the global trade deals negotiated by the E.U. on behalf of its members. The transition period provided time for the U.K. and E.U. to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement ("TCA") and became effective on January 1, 2021.

From January 1, 2021, the Medicines and Healthcare products Regulatory Agency ("MHRA") will be the U.K.’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales and Scotland (together Great Britain, "GB"); broadly, Northern Ireland will continue to follow the E.U. regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a draft guidance on how various aspects of the U.K. regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, marketing authorizations, importing, exporting and pharmacovigilance and is relevant to any business involved in the research, development or commercialization of medicines in the U.K. The new guidance will be given effect via the Human Medicines Regulations ("Amendment etc.") ("E.U. Exit") Regulations 2019 (the "Exit Regulations"). The U.K. regulatory regime largely mirrors that of the E.U.
The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. All existing E.U. MAs for centrally authorized products will automatically be converted ("grand fathered") into U.K. MAs free-of-charge on January 1, 2021. Galafold® now has a U.K. MA and we will have until January 1, 2022 to submit essential baseline data in order to support the conversion process.
There will be no pre-marketing authorization orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the GB market, i.e. the prevalence of the condition in GB (rather than the E.U.) must not be more than 5 in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB or E.U./European Economic Area, wherever is earliest.
The PIP application process for applicants is simplified by offering an expedited assessment where possible, and by mirroring the submission format, content and terminology of the E.U.-PIP system. The MHRA is taking decisions on PIP and waiver opinions, modifications and compliance statements to support pediatric market authorization decisions, while acknowledging that Northern Ireland continues to be part of the E.U.’s system for pediatric medicines development including agreement of E.U. PIPs or waivers.
The MHRA has maintained the Early Access to Medicine Scheme ("EAMS"). EAMS is designed to give patients with life threatening or seriously debilitating conditions access to medicines that do not yet have a marketing authorization when there is a clear unmet medical need. It is anticipated that medicines with a positive EAMS opinion could be made available to patients 12-18 months ahead of formal marketing authorization. As the initial step in this process, the applicant must apply for and be granted a Promising Innovative Medicine (“PIM”) designation. The designation will be issued after an MHRA scientific designation meeting on the basis of non-clinical and clinical data available on the product, in a defined disease area. Following designation, the applicant is expected to complete a clinical development program within a reasonable time period, in order to continue with an application under the EAMS. In January 2020, the MHRA issued a PIM designation for AT-GAA for the treatment of late-onset Pompe disease.
We have obtained orphan drug designation in Japan for migalastat for the treatment of Fabry Disease. We also have other Orphan Drug applications approved in other world markets including Switzerland, Australia, South Korea and Taiwan. The Ministry of Health, Labor, and Welfare, based on the opinion of the Pharmaceutical Affairs and Food Sanitation Council, grants orphan status to drugs intended to address serious illnesses with high unmet medical need that affect fewer than 50,000 patients in Japan. In 2020, orphan drug designation was granted in Japan for AT-GAA for the treatment of Pompe disease. Orphan designation provides certain benefits and incentives, including priority review for marketing authorization and a period of 10 years of market exclusivity if the drug candidate is approved for the designated indication.
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

Healthcare Reform
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.
In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs administered by physicians. CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic drugs, expanded the 340B program, and revised the definition of AMP, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. These regulations became effective on April 1, 2016. Since that time, there have been significant ongoing efforts to modify or eliminate the Affordable Care Act.
On January 20, 2017, President Trump signed an executive order directing federal agencies to exercise existing authorities to reduce burdens associated with the Affordable Care Act pending further action by Congress. In October 2017, he signed an Executive Order which directed federal agencies to modify how the Affordable Care Act is implemented. The Tax Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code, commonly referred to as the individual mandate.
Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further legislative and regulatory changes under the Affordable Care Act remain possible, although the new Administration under President Biden has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the Affordable Care Act made by the former administration and would advocate for legislation to build on the Affordable Care Act. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.
The Affordable Care Act has been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020. A ruling is expected in 2021.
The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Furthermore, the law requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” The Bipartisan Budget Act of 2018 (the “BBA”), among other things, amended the Affordable Care Act , effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” by increasing from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.
The Affordable Care Act also expanded the Public Health Service’s 340B drug pricing program. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act. Because the 340B ceiling price is determined based on AMP and Medicaid drug rebate data, revisions to the Medicaid rebate formula and AMP definition could cause the required 340B discounts to increase.
Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for pharmaceutical products.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.
Human Capital
At Amicus, one of our founding principles is that we believe in each other to foster teamwork and respect for each individuals' contribution. Our passion for making a difference unites us. Supporting our globally diverse employees is an essential part of the core values and culture at Amicus. Tied to these values and culture, we believe our success and our ability to help patients depends on our capability to attract, develop and retain key personnel.
We also believe that diversity of experience and thought is essential. At Amicus, we are committed to the advancement of diversity and inclusion in the workplace. Diversity is the representation of all our varied identities and differences (race, ethnicity, gender, disability, sexual orientation, gender identity, national origin, tribe, socio-economic status, thinking and communication styles, etc.), collectively and as individuals. Equity seeks to ensure fair treatment, equality of opportunity, and fairness in access to information and resources for all. Inclusion means that all individuals feel respected, accepted, and valued. Inclusion builds a culture of belonging, by actively inviting the contribution and participation of all people. Combined, Diversity, Equity and Inclusion ("DEI") creates a work environment where every voice is heard and valued, resulting in a dimensional way of thinking that is used when meeting company goals. DEI at Amicus is about creating an environment that supports bringing the authentic employee to the workplace. Our unique experiences, cultures, and backgrounds are what make us so great at putting patients at the forefront of what we do and pushing ideas as far and fast as possible. As of December 31, 2020, we had 483 full-time employees. Currently, 50% of our executive management team are women and 20% of our board of directors are women.
We believe it is critical that our employees are informed and engaged. We communicate frequently and transparently with our employees through a variety of communication methods, including video and written communications, town hall meetings, round tables, employee pulse surveys, company intranet, and acknowledge individual contributions through a number of reward and recognition programs. We believe these engagement efforts keep employees informed about our strategy, culture and purpose and motivated to do their best work. As a result of the COVID-19 pandemic, we also further strengthened our digital communication and social networking platforms. Our communications during the pandemic have kept our employees informed on critical priorities, important actions being taken by management in response to the pandemic, and continued efforts to protect employee’s health, safety and well-being.
We support and develop our employees through global training and development programs that build and strengthen employees’ leadership and professional skills. These are further emphasized through our engagement on employee career paths through the annual goal process, a tuition reimbursement program, providing the ability to attend industry conferences and trainings, and holding patient-mission focused Lunch and Learns. Additionally, we strive to attract and retain the most talented employees in the industry and across the globe by offering competitive compensation and benefits that support their health, financial and emotional well-being. Our compensation philosophy is based on rewarding each employee’s individual contributions and striving to achieve equal pay for equal work regardless of gender, race or ethnicity. We use a combination of fixed and variable pay including base salary, bonuses, and share based compensation.
Our Corporate Information
We were incorporated under the laws of the State of Delaware on February 4, 2002. On February 1, 2021, we changed our global headquarters from 1 Cedar Brook Drive, Cranbury, NJ 08512 to 3675 Market Street, Philadelphia, PA 19104 and our telephone number is 215-921-7600. Our website address is www.amicusrx.com. We make available free of charge on our website our annual, quarterly, and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission.
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

ITEM 1A.  RISK FACTORS
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set forth below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, prospects, financial condition, cash flows, liquidity, funds from operations, results of operations, stock price and ability to service our indebtedness. In such case, the value of our common stock and the trading price of our securities could decline, and you may lose all or a significant part of your investment. Some statements in the following risk factors constitute forward looking statements. Please refer to the explanation of the qualifications and limitations on forward-looking statements under “Forward-Looking Statements” of this Form 10-K.
Risks Related to our Ability to Generate and Sustain Revenue
We depend heavily on sales of our first product, Galafold®, in Europe, the U.S. and Japan. Moreover, if we are unable to commercialize Galafold® successfully, or experience significant delays in doing so, our business could be materially harmed.
We have invested a significant portion of our efforts and financial resources in the development of Galafold® for the treatment of Fabry disease and rely upon sales of Galafold® primarily in Europe and growing sales in the U.S. and Japan. Our ability to generate material product revenues will depend heavily on the successful development, regulatory approval, and commercialization of Galafold®. We began the commercial launch of Galafold® in the E.U. and U.K. in May 2016, in Japan in June 2018 and in the U.S. in August 2018 and continue to seek commercial approval in additional foreign jurisdictions. Approvals have been granted in over 40 countries around the world. We will continue to study Galafold® in a confirmatory Phase 4 program and other supportive Phase 4 studies. If the results of the Phase 4 studies negatively change the benefit/risk profile of Galafold®, the commercial success of Galafold® may be substantially diminished. Any adverse market event with respect to Galafold®, including failure to obtain sufficient market acceptance, could have a material adverse effect on our business, financial condition and results of operations. If our sales of Galafold® were to decrease, or such sales were substantially or completely displaced in the market, or if we are unable to achieve sufficient market acceptance of Galafold® by physicians, patients, third-party payors and others in the medical community, or if we fail to receive commercial approval in any additional jurisdictions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, if Galafold® or similar products from our competitors were to become the subject of litigation and/or an adverse governmental action requiring us or such competitors, as applicable, to cease sales of Galafold®, such an event could have a material adverse effect on our business, financial condition and results of operations. In addition, the entry into the market of competitors with new or generic treatments, including oral, ERT and gene therapies, may erode the market for Galafold® and have a material impact on our business.
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
Further, the success of Galafold® will depend on a number of factors, including the following:
•obtaining a sufficiently broad label in each territory that would not unduly restrict patient access;
•obtaining additional foreign approvals for Galafold®;
•continuing to build and maintain an infrastructure capable of supporting product sales, marketing, and distribution of Galafold® in the U.S., Europe, Japan and other territories where we pursue commercialization directly;
•maintaining commercial manufacturing arrangements with third-party manufacturers;
•maintaining commercial distribution agreements with third-party distributors;
•launching commercial sales of Galafold®, where approved, whether alone or in collaboration with others;
•acceptance of Galafold®, where approved, by patients, the medical community and third-party payors;

•effectively competing with other therapies, including potential generics and potential gene therapies;
•a continued acceptable safety profile of Galafold®;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•protecting and enforcing our rights in our intellectual property portfolio;
•obtaining and maintaining a commercially viable price for our products; and
•continuing to successfully mitigate the impact of the COVID-19 pandemic.
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
Our product and product candidates, including Galafold® and AT-GAA and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, commercialization and reimbursement are subject to comprehensive regulation by the European Medicines Agency (“EMA”), the Pharmaceutical and Medical Devices Agency (“PMDA”), the Food and Drug Administration (“FDA”), and other regulatory agencies in the U.S. and by comparable authorities in other countries. Failure to obtain regulatory approval for our product and product candidates will prevent us from commercializing our product in jurisdictions beyond those in which we have obtained regulatory approval for our product or in any jurisdictions for our product candidates.
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
Obtaining approval for all of our product candidates is highly uncertain and we may fail to obtain regulatory approval in any or all jurisdictions. The review processes and the processes of regulatory authorities, including the FDA, EMA and PMDA, are extensive, lengthy, expensive, and uncertain, and such regulatory authorities may delay, limit, or deny approval of any of our product candidates for many reasons, including, but not limited to:
•our failure to demonstrate to the satisfaction of the applicable regulatory authorities that any of our product candidates, including AT-GAA are safe and effective for a particular indication;
•the results of clinical trials may not meet the level of statistical significance or other efficacy or safety parameters required by the applicable regulatory authorities for approval;
•the applicable regulatory authority may disagree with the number, design, size, conduct, or implementation of our clinical trials or conclude that the data fail to meet statistical or clinical significance;
•the applicable regulatory authority may not find the data from preclinical studies and clinical trials sufficient to demonstrate that the product candidate's clinical and other benefits outweigh its safety risks;
•the applicable regulatory authority may disagree with our interpretation of data from preclinical studies or clinical trials, and may reject conclusions from preclinical studies or clinical trials, or determine that primary or secondary endpoints from clinical trials were not met, or reject safety conclusions from such studies or trials;
•the applicable regulatory authority may not accept data generated at one or more of our clinical trial sites;

•the applicable regulatory authority may determine that we did not properly oversee our clinical trials or follow the regulatory authority's advice or recommendations in designing and conducting our clinical trials;
•an advisory committee, if convened by the applicable regulatory authority, may recommend against approval of our application or may recommend that the applicable regulatory authority require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, or even if an advisory committee, if convened, makes a favorable recommendation, the respective regulatory authority may still not approve the product candidate;
•the applicable regulatory authority may only approve a limited label for less than the full indicated population, as a second line or rescue therapy, or impose other label restrictions; and
•the applicable regulatory authority may identify deficiencies in the chemistry, manufacturing, and control sections of our application, our manufacturing processes, facilities, or analytical methods or those of our third-party contract manufacturers, and this may lead to significant delays in the approval of our product candidates or to the rejection of our applications altogether.
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
If we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to market and sell our product or product candidates, we may not be successful in commercializing Galafold®, or any product candidate, , including AT-GAA, if and when they are approved.
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
Factors that may inhibit our efforts to successfully commercialize Galafold®, or our product candidates, if and when they are approved by regulatory authorities, including the FDA, PMDA and EMA, on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to adequate numbers of physicians to prescribe any future products;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•efforts by our competitors to commercialize products at or about the time when our product candidates would be coming to market.

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
We may not be successful in entering into distribution arrangements and marketing alliances with third parties. Our failure to enter into these arrangements on favorable terms could delay or impair our ability to commercialize our product and product candidates and could increase our costs of commercialization. Dependence on distribution arrangements and marketing alliances to commercialize our products and product candidates will subject us to a number of risks, including:
•we may not be able to control the amount and timing of resources that our distributors may devote to the commercialization of our product or product candidates;
•our distributors may experience financial difficulties;
•our distributors may experience compliance related issues and associated government investigations;
•our distributors may require transfer of the marketing authorization for our products and may refuse to relinquish them at the end of the distribution relationship;
•business combinations or significant changes in a distributor's business strategy may also adversely affect a distributor's willingness or ability to complete its obligations under any arrangement; and
•these arrangements are often terminated or allowed to expire, which could interrupt the marketing and sales of a product and decrease our revenue.
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
Galafold® and any of our other products or product candidates that receive regulatory approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•the efficacy and potential advantages compared to competitive or alternative treatments, including generics and gene therapies;
•the prevalence and severity of any side effects;
•the ability to offer our product and product candidates for sale at competitive prices;
•convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support and timing of market introduction of competitive products;
•publicity concerning our products or competing products and treatments; and
•sufficient third-party coverage or reimbursement.
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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product, Galafold®, and product candidates, including AT-GAA, and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology and gene therapy companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of lysosomal storage disorders, including Fabry disease. These products include Sanofi Aventis' Fabrazyme® and Takeda’s Replagal®, as well as other Fabry treatment products in development. In addition, Sanofi markets and sells Myozyme® and Lumizyme® for the treatment of Pompe disease and has another product for Pompe in development, Neo-GAA. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties for Pompe, as well as potential gene therapies for both Fabry and Pompe and our other product candidates.
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
Galafold®, and any of our other product candidates, including AT-GAA, that may be approved in the future for commercialization in the E.U., U.K. or in other foreign countries are or will be subject to additional risks related to international operations or entering into international business relationships, including:
•different regulatory requirements for maintaining approval of drugs in foreign countries;
•reduced protection for contractual and intellectual property rights in some countries;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anti-corruption laws in other jurisdictions;
•tighter restrictions on privacy and the collection and use of patient data;
•the impact of BREXIT on regulatory standards and operations; and
•business interruptions resulting from geopolitical actions (including war and terrorism), pandemic diseases (such as the recent spread of COVID-19 “coronavirus”), or natural disasters (including earthquakes, typhoons, floods and fires).
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

In a referendum held in the U.K. on June 23, 2016, a majority of those voting voted for the U.K. to leave E.U., commonly referred to as "Brexit". On March 29, 2017, the U.K. government delivered to the European Council notice of its intention to leave the E.U. The negotiation period (under Article 50 of the Treaty on European Union) had been extended repeatedly; however, on January 24, 2020, the U.K. and the E.U. entered into a withdrawal agreement pursuant to which the U.K. formally left the E.U. on January 31, 2020. A transition period which ended on December 31, 2020, maintained access to the E.U. single market and to the global trade deals negotiated by the E.U. on behalf of its members and remain subject to E.U. law.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency ("MHRA") is the U.K.’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales and Scotland (together Great Britain, "GB"); broadly, Northern Ireland will continue to follow the E.U. regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published guidance on how various aspects of the U.K. regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period. The guidance covers clinical trials, marketing authorizations, importing, exporting and pharmacovigilance and is relevant to any business involved in the research, development or commercialization of medicines in the U.K. The new guidance was given effect via the Human Medicines Regulations ("Amendment etc.") ("E.U. Exit") Regulations 2019 (the "Exit Regulations"). The U.K. regulatory regime largely mirrors that of the E.U. but the MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. All existing E.U. marketing authorizations for centrally authorized products were automatically converted ("grand fathered") into U.K. MAs free-of-charge on January 1, 2021. The ultimate impact of the “leave” vote is not clear as there are still some legal and practical uncertainties surrounding the regulation of medicines in the U.K. and a risk of potential disruption in the movement of goods, services and people between the U.K. and the E.U. Such uncertainties and disruptions could result in higher costs of conducting business in the U.K. and the E.U. and negatively affect our business, operations and financial condition.
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
Our ability to commercialize Galafold® or any product candidate, including AT-GAA, successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the European and U.S. healthcare industries and elsewhere is cost containment. It is currently unknown what impact, if any proposed changes by the federal and state governments in the U.S. and similar changes in foreign countries may have on pricing and reimbursement, particularly with respect to government programs such as Medicare and Medicaid and Pharmacy Benefit Managers for commercial plans, and including reimportation, reference pricing and limitations on manufacturer price increases.

Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for pharmaceutical products. We cannot be sure that coverage and reimbursement will continue to be available for Galafold® or any product that we commercialize, and in particular gene therapies, and, if coverage and reimbursement are available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, Galafold® and any product candidate for which we obtain marketing approval. Obtaining reimbursement for our product candidates when approved may be particularly difficult because of the higher prices typically associated with drugs directed at smaller orphan populations of patients and the pricing and reimbursement of competitive products. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product for which we obtain marketing approval.
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that may affect our ability to profitably sell our product and product candidates, if approved. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. The Trump administration issued executive orders which sought to reduce burdens associated with the Affordable Care Act and modified how it was implemented. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
The Affordable Care Act has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020. A ruling is expected in 2021.
Further changes to and under the Affordable Care Act remain possible, although the new Biden administration has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to undo changes to the Affordable Care Act made by the Trump administration and would advocate for legislation to build on the Affordable Care Act. It is unknown precisely what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

We expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our product and product candidates, if approved, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain and maintain profitability of our product and product candidates, if approved.
The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have promoted off-label uses, we may become subject to significant liability.
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted in the U.S. for uses that are not approved by the FDA as reflected in the product's approved labeling. Further, any labeling approved by the FDA for Galafold® or any of our other product candidates may include restrictions on use, or other limitations. The FDA may impose further requirements or restrictions on the distribution or use of any of our other product candidates as part of a REMS plan. Physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. Similarly, the FDA strictly regulates the promotion of investigational products prior to approval, known as pre-approval promotion. The federal government has levied large civil and criminal fines and / or other penalties against companies for alleged improper promotion and has investigated and / or prosecuted several companies in relation to off-label and/or pre-approval promotion. The FDA has also requested that certain companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed, curtailed or prohibited or have delayed approval of investigational products due to pre-approval conduct.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk when we commercially sell any products that we develop, including those which may arise from misuse or malfunction of, or design flaws in, such products, whether or not such problems directly relate to the products and services we have provided. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•reduced resources of our management to pursue our business strategy;
•decreased demand for any product candidates or products that we may develop;
•injury to our reputation and significant negative media attention;
•regulatory investigations, prosecutions or enforcement actions that could require costly recalls or product modifications;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•increased insurance costs, or an inability to maintain appropriate insurance coverage;
•substantial monetary awards to trial participants or patients, including awards that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available, and would damage our ability to obtain liability insurance at reasonable costs, or at all, in the future;
•loss of revenue; and
•the inability to commercialize any products that we may develop.

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
The Biologics Price Competition and Innovation Act, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act of 2010, or the ACA, Pub. L. No. 111-148 (2010). The BPCIA authorizes the FDA to approve "abbreviated" BLAs for products whose sponsors demonstrate they are "biosimilar" to reference products previously approved under BLAs, including AT-GAA, if approved. The FDA may also separately determine whether "biosimilar" products are "interchangeable" with their reference products. However, the FDA may not approve an "abbreviated" BLA for a biosimilar product until at least twelve years after the date on which the BLA for the reference product was approved. FDA approval of abbreviated BLAs could be further delayed if the reference products are subject to unexpired and otherwise valid patents.
Prior to the enactment of the BPCIA, information in approved BLAs could not be relied upon by other manufacturers to establish the safety and efficacy of their products for which they were seeking FDA approval. Accordingly, if our products such as AT-GAA are approved under a BLA, other manufacturers potentially could develop and seek FDA approval of "biosimilar" products at some point in the future, including a biosimilar of AT-GAA.
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

We have historically been focused on the development and commercialization of Galafold®, a small molecule for Fabry disease and in a next generation ERT treatment for Pompe disease, AT-GAA. In 2018, we also made a significant investment in potential gene therapies for Fabry, Pompe, CDD, Batten’s disease and other LDs. Notwithstanding our large investment in gene therapies and Pompe ERT to date and anticipated future expenditures in related proprietary technologies, we have not yet developed, and may never successfully develop, any marketed drugs using ERT and gene therapy approaches. As a result of pursuing the development and commercialization of our product and product candidates using our proprietary and licensed technologies, we may fail to develop products or product candidates, or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates yet fail to yield product candidates for clinical development.
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
Undesirable side effects caused by our product, Galafold® or product candidates including AT-GAA, CLN6 and CLN3, could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA, EMA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product or product candidates and generating revenues from their sale. In addition, if we or others identify undesirable side effects caused by our products or product candidates after receipt of marketing approval:
•regulatory authorities may require the addition of restrictive labeling statements;
•regulatory authorities may withdraw their approval of the product; and
•we may be required to change the way the product is administered, or additional clinical trials are conducted.
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
Any product or product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA, EMA, PMDA and other regulatory authorities. For example, the FDA's requirements include submissions of safety and other post-marketing information and reports, registration requirements, Current Good Manufacturing Practices, or cGMP, requirements relating to manufacturing, quality control, quality assurance and complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to healthcare professionals and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may be subject to significant conditions of approval, including the requirement of a REMS. The FDA also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The labeling, advertising, promotion, marketing and distribution of a drug, biologic, or gene therapy product also must be in compliance with FDA requirements which include, among others, promotional activities, standards and regulations for direct-to-consumer advertising, promotional activities involving the internet, and industry sponsored scientific and educational activities. In general, all product promotion must be consistent with the labeling approved by the FDA for such product, contain a balanced presentation of information on the product's uses, benefits, risks, and important safety information and limitations on use, and otherwise not be false or misleading. The FDA has very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing a company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution. Failure to comply with applicable FDA requirements and restrictions also may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice ("DOJ") or the Office of the Inspector General of the U.S. Department of Health and Human Services ("HHS") as well as state authorities. This could subject us to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes its products.
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such products, manufacturers or manufacturing processes;
•changes to or restrictions on the labeling or marketing of a product;
•restrictions on product distribution or use;
•requirements to implement a REMS;
•requirements to conduct post-marketing studies or clinical trials;
•warning or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of our products;
•product seizure;
•injunctions; or
•the imposition of civil or criminal penalties.

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
Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Increasingly, patients, patient organizations and charitable foundations also can influence selection of and payment for therapies. Our future arrangements with payors, healthcare providers, patient organizations, charitable foundations and patients may expose us to broadly applicable fraud and abuse, anti-bribery and corruption, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal, state and foreign healthcare laws and regulations pertaining to fraud and abuse, anti-bribery and corruption, interaction with patient organizations, charitable foundations, and patients' rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Several other countries, including the U.K., have enacted similar anti-kickback, fraud and abuse, and healthcare laws and regulations;
•the U.S. federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. In addition, charitable contributions to foundations for use in supporting patients may expose those foundations and us to additional penalties and prosecution under the False Claims Act. There is also a separate false claims provision imposing criminal penalties. Applicable regulations of both the EMA and E.U. member states also impose liability for failing to comply with fraud and abuse laws or improperly using information obtained in in the course of clinical trials with the EMA or other regulatory authorities;

•The U.S. federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute to defraud any healthcare benefit program or specific intent to violate it in order to have committed a violation. This statute also may impose monetary penalties on any offers or transfers of remuneration to Medicare or Medicaid beneficiaries (patients) which is likely to influence the beneficiary's selection of particular supplier of government payable items. States, such as California have enacted their own privacy regulations and others may enact similar legislation. Similarly, the collection and use of personal health data in the E.U. is governed by the E.U. General Data Protection Regulation (the "GDPR"), with many requirements mandated by the GDPR for the consent of the individuals to whom the personal data relates, the information provided to the individuals, transfer of personal data within and outside of the E.U. and the security and confidentiality of the personal data. Enforcement of the GDPR began on May 25, 2018, and failure to comply with the requirements of the GDPR may result in substantial fines and other administrative penalties. The GDPR increases our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and adversely affect our business, financial condition, results of operations and prospects;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•U.S. federal laws requiring drug manufacturers to report annually information related to certain payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership or investment interests held by physicians and their immediate family members, including under the federal Open Payments program, commonly known as the Sunshine Act, as well as other state and foreign laws regulating marketing activities and requiring manufacturers to report marketing expenditures, payments and other transfers of value to physicians and other healthcare providers. Similarly, payments made to physicians in certain E.U. member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician's employer, his or her competent professional organization and/or the regulatory authorities of the individual E.U. member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the E.U. member states. In addition, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the E.U. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment;
•U.S. federal government price reporting laws, which require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs. Participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, potential liability for the failure to report such prices in an accurate and timely manner, and potentially limit our ability to offer certain marketplace discounts;
•U.S. Foreign Corrupt Practices Act, which prohibit us and third parties working on our behalf from making payments to foreign government officials to assist in obtaining or retaining business. Specifically, the anti-bribery provisions of the FCPA prohibit the willful use of the mails or any means of instrumentality of interstate commerce corruptly in furtherance of any offer, payment, promise to pay, or authorization of the payment of money or anything of value to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to a foreign official to influence the foreign official in his or her official capacity, induce the foreign official to do or omit to do an act in violation of his or her lawful duty, or to secure any improper advantage in order to assist in obtaining or retaining business for or with, or directing business to, any person; and

•state and foreign equivalents of each of the above laws, including foreign anti-bribery and corruption laws and state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
In connection with seeking marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. This is particularly the case with AT-GAA, as there can be no assurance that the Phase 3 PROPEL study results will meet regulatory standards for approval.
In addition, the regulatory pathways for gene therapies are evolving. In some cases, the FDA will approve gene therapies based on Phase 2 clinical trial data. If, however, the FDA decides we need to complete Phase 3 clinical trial(s), we may need to expend significantly more capital to pursue FDA approval of gene therapies. If we are required to conduct additional clinical trials or other testing of our product candidates, including AT-GAA, CLN6, CLN3 and other gene therapies, that we develop beyond those tests and trials that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may:
•choose not to seek regulatory approval in the U.S., E.U., U.K. or other key jurisdictions;
•be delayed in obtaining marketing approval for our product candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•be subject to additional post-marketing testing requirements, safety strategies or restrictions, such as a requirement of a risk evaluation and mitigation strategy, or REMS; or
•have the product removed from the market after obtaining regulatory approval.
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
We may experience numerous unforeseen events during, or as a result of, clinical trials including ongoing clinical trials of AT-GAA, CLN6 and CLN3 that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:
•clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or patients may drop out of these clinical trials at a higher rate than we anticipate;
•we may be unable to enroll a sufficient number of patients in our trials to ensure adequate statistical power to detect any statistically significant treatment effects;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•regulators, institutional review boards, or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•regulators, institutional review boards, or independent ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•the cost of clinical trials of our product candidates may be greater than we anticipate;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards or independent ethics committees to suspend or terminate the trials.
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
Patient enrollment is affected by other factors including:
•severity of the disease under investigation;
•eligibility criteria for the clinical trial in question;
•perceived risks and benefits of the product candidate under study;
•efforts to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment; and
•proximity and availability of clinical trial sites for prospective patients.
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
Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Our product candidates may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials or preliminary stages of clinical trials. For some of our product candidates, we have no safety or efficacy data in humans. There can be no assurance that the results seen in preclinical studies for any product candidates, including CLN6 and CLN3 will result in success in clinical trials. When administered in humans, the product candidates may perform differently than in preclinical studies. Product candidates may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies or animal studies, and may interact with human biological systems in unforeseen, ineffective or harmful ways. We may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials.

Initial results from a clinical trial do not necessarily predict final results. We cannot be assured that these trials will ultimately be successful. In addition, patients may not be compliant with their dosing regimen or trial protocols or they may withdraw from the clinical trial at any time for any reason. For example, we have reported data from a Phase 1/2 clinical trial of AT-GAA in Pompe disease. The data is based on a small patient sample and therefore may not be predictive of future results. The Phase 3 PROPEL study results may not support further development, or we may not be able to successfully complete the development of, obtain accelerated, conditional or standard regulatory approval for, or successfully commercialize AT-GAA. Similarly, we recently reported preliminary results from initial patients in the CLN-3 trial. Results from these initial patients may not be predictive of results of the full data set, we may not be able to demonstrate safety and efficacy and the FDA, EMA and other regulatory authorities may not accept this data as sufficient for approval. In addition, while the clinical trials of our product candidates are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting product candidates. This is particularly the case for emerging gene therapies where we do not yet have a defined regulatory pathway and there can be no assurance that regulators in the U.S., E.U., U.K., Japan or other jurisdictions will accept the existing CLN-6, CLN-3 or other gene therapy clinical data sets for approval and without additional clinical trials or that future trials will support approvals. In addition, individual patient responses to the dose administered of a product candidate may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety or efficacy parameters may not yield statistical precision in estimating our product candidates' effects on study participants. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.
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
Regulatory authorities in some jurisdictions, including the E.U., U.K., and the U.S., may designate drugs for relatively small patient populations as orphan drugs. We obtained orphan drug designations from the FDA for Galafold® for the treatment of Fabry disease in February 2004. We also obtained orphan medicinal product designation in the E.U. and U.K. for Galafold® in May 2006. AT-GAA has also received this designation from the FDA, EMA, and, in 2020, from PMDA. Our competitors have also received orphan designation. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from approving another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The FDA defines “same drug” as a drug or biologic that contains the same active moiety and is intended for the same use. The applicable market exclusivity period for orphan drugs is ten years in the E.U. and U.K. and seven years in the U.S. The E.U. and U.K. exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified.
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
Our research and development programs involve the controlled use of hazardous materials, including microbial agents, corrosive, explosive and flammable chemicals and other hazardous compounds in addition to certain biological hazardous waste. Additionally, the activities of our third-party product manufacturers of our product, and of our product candidates if and when they reach commercialization, will also require the use of hazardous materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by local, state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In addition, although our collaborators have environmental compliance processes in place, and we include oversight of these processes in our business reviews, they may not ultimately comply with these laws. In the event of an accident or failure to comply with environmental laws, we could be held liable for damages that result, and any such liability could exceed our assets and resources or we could be subject to limitations or stoppages related to our use of these materials which may lead to an interruption of our business operations or those of our third-party contractors. While we believe that our existing insurance coverage is generally adequate for our normal handling of these hazardous materials, it may not be sufficient to cover pollution conditions or other extraordinary or unanticipated events. Furthermore, an accident could damage or force us to shut down our operations. Changes in environmental laws may impose costly compliance requirements on us or otherwise subject us to future liabilities and additional laws relating to the management, handling, generation, manufacture, transportation, storage, use and disposal of materials used in or generated by the manufacture of our products or related to our clinical trials. In addition, we cannot predict the effect that these potential requirements may have on us, our suppliers and contractors or our customers.

If we are unable to obtain marketing approval for AT-GAA, or if it is approved and the label does not support reimbursement and we are unable to successfully commercialize AT-GAA, our business could be materially harmed.
In February 2021, we announced topline data results from the AT-GAA Phase 3 Propel Study and our intention to both complete the rolling BLA submission to the FDA and seek additional approvals worldwide. While we believe the results of the trial will permit successful regulatory submissions, and labels to support broad use and favorable pricing and reimbursement, there is no guarantee that the FDA or any other regulatory authority will accept our filings, or if accepted, subsequently grant AT-GAA marketing approval, or if approved will receive favorable pricing or reimbursement.
Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. Regulatory authorities may determine that AT-GAA is not effective or only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use. If AT-GAA fails to receive marketing approval, is significantly delayed in receiving marketing approval or if the approved labeling is not as expected, AT-GAA may fail to receive market acceptance, receive reimbursement or be able to generate material revenue, any of which could substantially harm our future business.
Risks Related to our Preclinical Product Candidates
Our gene therapy product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
Only a few gene therapy products have been approved in the U.S., E.U., and U.K. We have acquired the rights to many potential gene therapies and are focusing a substantial effort in our research and development efforts on these gene therapy platforms, and our future success depends on the successful development of these therapeutic approaches. There can be no assurance that any development problems we experience in the future related to our gene therapies will not cause significant delays or unanticipated costs, or that such development problems can be solved. In addition, the clinical study requirements of the FDA, the EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as our gene therapies can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. The number of gene therapy products approved in the Western world is rapidly increasing. Approved products include Spark’s gene therapy product, which received approval from the FDA in 2017, GlaxoSmithKline’s Strimvelis, and Novartis’s and Gilead’s CAR-T therapies, which received approval from the FDA in 2017, Avexis’s Zolgemsa which received FDA approval in 2019, Bluebird Bio’s Zynteglo which received E.U. and U.K. approval in 2019, and Juno Therapeutic's CAR-T therapy, Breyanzi, which received approval in 2021. Given the few precedents of approved gene therapy products, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the U.S., the E.U., the U.K. or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval. Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In addition, the FDA can put an investigational new drug application, or IND, on clinical hold if the information in an IND is not sufficient to assess the risks in patients or a safety issue emerges in preclinical or clinical studies. Before a clinical study can begin at any institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee will have to review the proposed clinical study to assess the safety of the study. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. These regulatory review agencies, committees and advisory groups and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval studies, limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

Risks Related to the Manufacture of our Product and Product Candidates and our Dependence on Third Parties
We may encounter difficulties manufacturing our gene therapy which could impact timing and availability of clinical and commercial supply.
We may experience delays in developing a sustainable, reproducible and commercial-scale manufacturing process or transferring that process to commercial partners for our gene therapy product candidates. There is intense competition for limited commercial manufacturing capacity in gene therapy and for base materials, such as plasmids, necessary to the manufacturing of gene therapy products. We do not currently have our own gene therapy manufacturing capacity and rely instead on commercial manufacturing partners. These commercial manufacturing partners are expanding rapidly and there can be no assurance that needed capacity will be available or that these partners will continue to meet evolving regulatory standards. Any delay in securing supply of these materials and the manufacturing slots with commercial partners may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. In addition, FDA and other regulatory bodies are continuing to evolve their guidance for gene therapy manufacturing and could impose rigorous requirements relating to the manufacturing and testing of clinical and commercial products that could add time, complexity and the risk that we or our manufacturing partners will be unable to meet these requirements.
Use of third parties to manufacture our product or product candidates may increase the risk that we will not have sufficient quantities of our product or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not currently own or operate manufacturing facilities for clinical or commercial production of our product or product candidates. We currently lack the resources and the capabilities to manufacture ourselves any of our product or product candidates on a clinical or commercial scale. If we choose in the future to manufacture ourselves, we would face all of the risks and uncertainties of third-party manufacture of our products. We currently outsource all manufacturing and packaging of our product and preclinical and clinical product candidates to third parties. The manufacture of pharmaceutical and gene therapy products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. In particular, the manufacture of our biologic product candidate ATB200 for Pompe, is highly complex and we may encounter difficulties in production. These problems include difficulties with production costs and yields and quality control, including stability of the product or product candidate. Further, our gene therapies may require new or specialized manufacturing with limited third-party manufacturers available to provide these services. The occurrence of any of these problems could significantly delay our clinical trials or the commercial availability of our product or product candidates.
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
Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory compliance and quality assurance;
•limitations on supply availability resulting from capacity and scheduling constraints of the third parties;
•inability to manufacture product that meets the regulatory requirements for product approval;
•inability to manufacture batches that meet specifications and quality standards;
•inability to hire and retain the skilled workers necessary to manufacture our products;
•impact on our reputation in the marketplace if manufacturers of our products, once commercialized, fail to meet the demands of our customers;
•the possible breach of the manufacturing agreement by the third party;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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
The FDA and regulatory authorities in other jurisdictions require our contract manufacturers to comply with cGMP regulations. These regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize, including Galafold®,AT-GAA, and our gene therapy product candidates.
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
Any collaboration that we enter into may not be successful. The success of our collaboration arrangements, if any, will depend heavily on the efforts and activities of our collaborators. It is likely that any collaborators of ours will have significant discretion in determining the efforts and resources that they will apply to these collaborations. The risks that we may be subject to in possible future collaborations include the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not pursue development and commercialization of our product or product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators' strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•disputes may arise between the collaborator and us as to the ownership of intellectual property arising during the collaboration;
•we may grant exclusive rights to our collaborators, which would prevent us from collaborating with others;
•disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
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
Risks Related to our Financial Position
We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
To date, we have focused on developing and commercializing our first product, Galafold®, and our pipeline product AT-GAA as well as our multiple gene therapies. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Although the European Commission, PMDA and FDA have granted approval for Galafold®, for the treatment of adults with a confirmed diagnosis of Fabry disease and who have an amenable genetic variant, and we are generating product sales, we continue to incur significant research, development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended December 31, 2020, we have a net loss of $276.9 million, and we have an accumulated deficit of $2.0 billion at December 31, 2020.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we:
•continue our development and commercialization of, and seek regulatory approvals for, product candidates, including Galafold® and AT-GAA in the U.S., the E.U., U.K., Japan and other foreign countries, as applicable;
•conduct additional clinical trials to support the full approval of Galafold® in the U.S. and post-approval commitments or trials;
•continue communicating with the EMA, as necessary, regarding post-marketing requirements and clinical trials for Galafold®;
•continue to or initiate the regulatory submission process for marketing approval of Galafold® outside of the U.S. and E.U. and other foreign jurisdictions where approved, as applicable;
•build and maintain our commercial infrastructure so that it is capable of supporting product sales, marketing and distribution of Galafold® and our other product candidates in Europe, Japan and the U.S. or other territories in which we have received or may receive regulatory approval;
•prepare for launch of AT-GAA in the U.S., E.U., U.K. and other jurisdictions if approved by regulators;
•continue our preclinical studies and clinical trials on our gene therapies for Fabry, Pompe, Batten’s, MPS and other LDs; and
•continue our preclinical studies of and potentially conduct clinical studies of ERT and gene therapy for CDD.
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
We began the commercial launch of our first product, Galafold®, in May 2016, with the U.S. and Japan commercial launches in 2018 and are now approved in 40 countries. Our ability to generate material revenue and become profitable depends upon our ability to successfully commercialize our existing product and product candidates, or product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for our product candidates, including AT-GAA, we do not know when any of these product candidates will generate revenue for us, if at all and we may not meet our current revenue and operating expense guidance. Our ability to generate revenue from our current or future product and product candidates depends on a number of factors, including our ability to:
•successfully complete development activities and obtain additional regulatory and pricing and reimbursement approvals for, and continue to successfully commercialize, Galafold®;
•develop and maintain a commercial organization capable of sales, marketing, and distribution for Galafold® and any product candidates we intend to market, in the countries where we have chosen to commercialize the product candidates ourselves including the U.S. and Japan;
•manufacture commercial quantities of our products at acceptable cost levels;
•obtain a commercially viable price for our products;
•obtain coverage and adequate reimbursement from third parties, including government payors;
•successfully satisfy post-marketing requirements that the FDA, EMA, or other foreign regulatory authorities may impose for Galafold® or any of our other product candidates that may receive regulatory approval, including pediatric trials and patient registries;
•successfully complete development activities, including the necessary preclinical studies and clinical trials, with respect to product candidates, including our gene therapies;
•complete and submit regulatory submissions to the FDA, EMA, MHRA, PDMA and others and obtain regulatory approval for our product candidates including AT-GAA and our gene therapies; and
•complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities.
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
Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to advance the preclinical and clinical development of our product candidates, and launch and commercialize our product and product candidates for which we may receive regulatory approval, including continuing to build our own commercial organization. We believe that our current cash position, including expected Galafold® revenues, is sufficient to fund ongoing Fabry and Pompe, and gene therapy program operations to achieve self-sustainability without the need for future dilutive financing. Potential future business development collaborations, restructurings, pipeline expansion, and investment in biologics or gene therapy manufacturing capabilities could impact our future capital requirements. However, we may require substantial additional capital for the development and commercialization of our product and further development and commercialization of our product candidates.
We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts, when required or on acceptable terms, we could also be required to:

•significantly delay, scale back, or discontinue the development or the commercialization of our product or product candidates or one or more of our other research and development initiatives;
•seek collaborators for Galafold®, AT-GAA or one or more of our current or future product candidates at an earlier stage than otherwise would be desirable, or on terms that are less favorable than might otherwise be available;
•relinquish or license on unfavorable terms our rights to our technologies, product or product candidates that we otherwise would seek to develop or commercialize ourselves;
•significantly curtail operations; or
•enter into strategic partnerships on unfavorable terms, including sale of our assets for less than full value.
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the costs of commercialization activities, including maintaining sales, marketing, and distribution capabilities for Galafold® and any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own, including AT-GAA;
•the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials for our product candidates and any other product candidates that we may in-license or acquire;
•the cost of manufacturing drug supply for our preclinical studies, clinical trials, and commercial supply, including the significant cost of manufacturing AT-GAA and our gene therapies;
•the cost of transferring manufacturing technologies for our gene therapies to CMOs;
•the outcome, timing, and cost of the regulatory approval process by the FDA, EMA, PMDA and other foreign regulatory authorities, including the potential for regulatory authorities to require that we perform more studies than those that we currently anticipate for our product and product candidates including AT-GAA;
•the cost of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;
•the cost and timing of completion of existing or expanded commercial-scale outsourced manufacturing activities;
•the cost of defending any claims asserted against us;
•the emergence of competing technologies and other adverse market developments;
•the extent to which we acquire or invest in additional businesses, products, and technologies.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies, Galafold® or product candidates.
We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances, restructuring and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt, receivables, and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders' ownership. The incurrence of additional indebtedness beyond our existing indebtedness with the remaining convertible note holders and Senior Secured Term Loan due 2026 could also result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to Galafold® or our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
On December 21, 2016, we issued $250 million aggregate principal amount of 3% unsecured Convertible Senior Notes due 2023 (the "Convertible Notes"), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Notes bear interest at a fixed rate of 3% per year, payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017. The Convertible Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. The Convertible Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash, shares of our common stock, par value $0.01 per share, or a combination thereof and may be settled.
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
In July 2020, we entered into the Senior Secured Term Loan due 2026 for a $400 million credit facility with Hayfin Capital Management, with an interest rate equal to 3-month LIBOR, subject to a 1% floor, plus 6.5% per annum that requires interest-only payments until mid-2024 and matures in six years in 2026. We received net proceeds of $385.9 million in July 2020, after deducting fees and expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2026. The Senior Secured Term Loan due 2026 contains a minimum liquidity covenant of $75 million, tested monthly and in effect at all times, and an incremental minimum consolidated revenue covenant, measured as of the previous four consecutive fiscal quarters. The minimum consolidated revenue covenant ranges from $140 million, beginning March 31, 2021, and peaks at $225 million by June 30, 2023, continuing at that level until the loan is repaid.
There can be no assurance that our cash and cash equivalents, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations or that we will have sufficient equity to satisfy these obligations. Our inability to generate funds obtain financing sufficient to satisfy our debt payment obligations or remain in compliance with the debt covenants may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations.

Foreign currency exchange rate fluctuations could harm our financial results.
We conduct operations in many countries involving transactions denominated in a variety of currencies other than the U.S. dollar. The majority of our current Galafold® revenue is derived from outside the U.S. Accordingly, changes in the value of currencies relative to the U.S. dollar may impact our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and net product sales denominated in foreign currencies. Fluctuations in currency exchange rates have had, and will continue to have, an impact on our results as expressed in U.S. dollars. We are not currently engaged in any foreign currency hedging activities and there can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations, financial condition and cash flows. In addition, our outlooks do not assume fluctuations in currency exchange rates. Adverse fluctuations in currency exchange rates from the date of our outlooks could cause our actual results to differ materially from those anticipated in our outlooks and adversely impact our business, results of operations and financial condition.
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
In addition, Brexit and the continued uncertainty around the full impact of it and the exact trade arrangements upon exit has adversely impacted global markets, including currencies, and resulted in a decline and volatility in the value of the British pound and the Euro, as compared to the U.S. dollar and other currencies. Volatility in exchange rates and global financial markets is expected to continue due to a number of factors, including uncertainty surrounding Brexit trade arrangements and continued political and economic uncertainty globally.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2020, we had federal and state net operating loss carry forwards ("NOLs") of approximately $1,156 million and $889.4 million respectively. The federal carry forward for losses generated prior to 2018 will expire in 2029 through 2037. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the 2017 Tax Act. Most of the state carry forwards generated prior to 2009 have expired through 2016. The remaining state carry forwards including those generated in 2009 through 2020 will expire in 2029 through 2040. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past, and could occur again in the future Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership some of which are outside our control. We completed a detailed study of our NOLs and determined that there was not an ownership change in excess of 50%. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our executive officers, directors and principal stockholders maintain the ability to exert significant influence and control over matters submitted to our stockholders for approval.
Our executive officers, directors and affiliated stockholders beneficially own shares representing approximately 35.5% of our common stock as of December 31, 2020. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence and control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:
•we or our licensors were the first to make the inventions covered by each of our pending patent applications;
•we or our licensors were the first to file patent applications for these inventions;
•others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•any patents issued to us or our licensors will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
•licenses from other third parties will not be required to commercialize patented products;
•we will develop additional proprietary technologies that are patentable;
•we will file patent applications for new proprietary technologies promptly or at all;
•our patents will not expire prior to or shortly after commencing commercialization of a product;
•the patents of others will not have a negative effect on our ability to do business; or
•patent authorities will not identify deficiencies in our patent applications and refuse to grant our patents.
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
The patents that we have licensed from Mt. Sinai School of Medicine relating to use of Galafold® to treat Fabry disease expired in 2018 in the U.S. and expired in 2019 in all other jurisdictions. In addition to patent protection outside of the U.S., we intend to seek orphan medicinal product designation of our product candidates and to rely on statutory data exclusivity provisions in jurisdictions outside the U.S. where such protections are available, including Europe. The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:
•We do not hold composition of matter patents covering Galafold® but we have several method of treatment patents issued and listed. We do have composition of matter patents, method of manufacture and other patents issued for ATB200. We also have several pending applications covering Galafold®, ATB200 and gene therapy. There can be no assurance that these applications will be allowed or that allowed applications will be issued or that the scope of such patents, if they issue, will be sufficient to protect our product. Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. For our product candidates for which we do not hold composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method of use patents that we may hold.
•For some of our product candidates the principal patent protection that covers or those we expect will cover our product candidate is a method of use patent. This type of patent only protects the product when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of the patented method, or for which there is a substantial use in commerce outside the patented method.

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
Our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, including our gene therapy products, may infringe or be accused of infringing one or more claims of an issued patent or may fall within the scope of one or more claims in a published patent application that may subsequently issue and to which we do not hold a license or other rights. Third parties may own or control these patents or patent applications in the U.S. and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.
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
We are a party to license agreements with Nationwide Children’s Hospital ("Nationwide Children’s") and University of Pennsylvania ("Penn") pursuant to which we license key intellectual property relating to our gene therapy product candidates. We expect to enter into additional licenses in the future. Our existing licenses impose, and we expect that future licenses will impose, various diligences, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.
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
In addition to our own patents, we have acquired licenses to certain patent rights and proprietary technology from third parties, including our current partners at Nationwide Children’s and Penn, that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our gene therapy product and product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. Licenses to additional third-party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Related to the COVID-19 Pandemic
The novel coronavirus ("COVID-19") pandemic and efforts to reduce its spread may negatively impact our business and operations.
The COVID-19 pandemic has substantially burdened healthcare systems worldwide which may impact progression of our clinical trials, development and manufacturing of our product and product candidates and continued commercialization of Galafold®. Required inspections and reviews by regulatory agencies may also be delayed due to the focus of resources on COVID-19 as well as travel and other restrictions. Significant delays in the timing of our clinical trials and in regulatory reviews could adversely affect our ability to commercialize some assets in our product pipeline. Lack of normal access by patients to the healthcare system, along with concern about the continued supply of medications, may result in changes in buying patterns throughout the supply chain, including by patients, which could increase or decrease demand for our products. Similarly, we have temporarily halted in-person interactions by our employees with healthcare providers, which may decrease demand for our products. COVID-19 could also have an adverse impact on our supply chain and distribution systems, which could impact our ability to distribute our products and the ability of third parties on which we rely to fulfill their obligations to us, increase our expenses and have a material adverse effect on our ability to generate revenue. In addition, the conditions created by the pandemic may intensify other risks inherent in our business, including, among other things, risks related to drug pricing and access, intellectual property protection, product safety and efficacy concerns, product liability and other litigation, and the impact of adverse global and local economic conditions.
As a result, while the financial impact on us has not been material to date, given the rapid and evolving nature of the virus, COVID-19 could negatively affect our results of operations, financial condition, liquidity and cash flows in future periods, perhaps materially. The degree to which COVID-19 affects us will depend on developments that are highly uncertain and beyond our knowledge or control, including, but not limited to, the duration and severity of the pandemic, the actions taken to reduce its transmission, and the speed with which, and extent to which, more stable economic and operating conditions resume. Should the COVID-19 pandemic and any associated mitigation measures, recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity, and cash flows could be materially impacted by lower revenues and profitability and a lower likelihood of effectively and efficiently developing and launching new products.
Risks Related to Employment, Environmental, Social and Governance Matters
Our future success depends on our ability to retain our Chief Executive Officer and other key executives and to attract, retain and motivate qualified personnel.
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
As of December 31, 2020, we had 483 full-time employees. As our development and commercialization strategies develop, we will need additional managerial, operational, sales, marketing, financial, technical operations and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates and we may not be able to replace key personnel in the event of turnover. Future growth would impose significant added responsibilities on members of management, including:
•managing the development and commercialization of any product candidates approved for marketing;
•overseeing our ongoing preclinical studies and clinical trials effectively;
•identifying, recruiting, maintaining, motivating and integrating additional employees, including any sales and marketing personnel engaged in connection with the commercialization of any approved product;
•managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•managing our collaboration partners and associated joint steering committees;
•managing any clinical or commercial collaborations with third parties;
•improving our managerial, development, operational and financial systems and procedures;

•monitoring and improving diversity, inclusion and pay-equity initiatives;
•developing our compliance infrastructure and processes to ensure compliance with regulations applicable to public companies;
•developing biologics and gene therapy manufacturing expertise; and
•expanding our facilities.
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
We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent conduct, harassment or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates:
•FDA or similar regulations of foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities;
•manufacturing standards;
•federal and state healthcare fraud and abuse laws and regulations, anti-bribery and corruption laws, anti-discrimination and harassment laws, privacy and similar laws and regulations established and enforced by foreign regulatory authorities; or
•laws that require the reporting of financial information or data accurately.
In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, bribery and corruption and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, a robust Enterprise Risk Management Program, and conduct comprehensive training, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material adverse effect on our business and results of operations, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.
If our enterprise risk program, global risk committee and other compliance methods are not effective, our business, financial condition and operating results may be adversely affected
Our ability to identify, manage and respond to the various risks related to our business is largely dependent on our established and maintained compliance, risk, audit and reporting systems and procedures. The Board of Directors has ultimate responsibility for risk oversight of the Company and carries out this duty through its Committees. Our Audit and Compliance Committee, Nominating and Corporate Governance Committee, Compensation and Leadership Development Committee and Science and Technology Committee have each been delegated oversight authority by the Board of Directors with respect to issues in their applicable areas of expertise. These committees are responsible for identifying, monitoring and reporting areas of concern to the full Board of Directors. At the Company level, our senior management team similarly monitors risk through the Global Risk Committee, which is co-chaired by our Chief Compliance Officer and President and Chief Operating Officer. Membership of the Global Risk Committee consists primarily of key department heads who are asked to bring to such committee relevant items for discussion that they or their teams have identified at the numerous sub-committees these individuals chair or attend. The Global Risk Committee then uses this information to develop an Enterprise Risk Management Program, which identifies key risks and mitigation strategies and which is reported directly to the Audit and Compliance Committee on a quarterly basis, and to the full Board of Directors on a yearly basis. Our international business segment also has its own companion committee which operates in substantially the same way as the Global Risk Committee and reports key risks to the Global Risk Committee for inclusion in the Enterprise Risk Management Program.
If our policies, procedures, and compliance systems, including our Enterprise Risk Management Program and the Global Risk Committee are not effective, or if we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected. We cannot provide assurance that our policies and procedures will always be effective, or that our management, the Enterprise Risk Management Program or the Global Risk Committee would be able to identify any such ineffectiveness. If our compliance and risk management strategies are not effective, our business, financial condition and operating results may be adversely affected.
General Risk Factors
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
As part of our business strategy, we may continue to pursue acquisitions or licenses of assets or businesses, or strategic alliances and collaborations, to expand our existing technologies and operations, such as our acquisition of Celenex in 2018 and the research collaboration with Penn to develop gene therapies in 2018 and expanded in 2019 We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations, and cash flows. We may not be able to find suitable acquisition or licensing candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.
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
Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions:
•establish a classified board of directors, and, as a result, not all directors are elected at one time;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which stockholders can remove directors from our board of directors;
•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•limit who may call stockholder meetings;
•authorize our board of directors to issue preferred stock, without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least 67% of the outstanding voting stock to amend or repeal certain provisions of our charter or bylaws.
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
The market price of our common stock is highly volatile and may be subject to wide fluctuations in response to numerous factors, some of which are beyond our control. In addition to the factors discussed in this Annual Report on Form 10-K, these factors include:
•the success of competitive products or technologies;
•regulatory actions with respect to our product or product candidates or our competitors' products or product candidates;
•actual or anticipated changes in our growth rate relative to our competitors;
•the outcome of any patent infringement or other litigation that may be brought against us;
•announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•results of clinical trials of our product candidates or those of our competitors;

•regulatory or legal developments in the E.U., U.K., U.S. and other countries;
•the impact of Brexit on our operations, supply chain, regulatory approvals and personnel;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to our product or any of our product candidates or clinical development programs;
•actual or anticipated variations in our quarterly operating results;
•the number and characteristics of our efforts to in-license or acquire additional product candidates or products;
•introduction of new products or services by us or our competitors;
•failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•announcement or expectation of additional financing efforts;
•sales of our common stock by us, our insiders or our other stockholders;
•changes in accounting practices;
•lawsuits and other claims asserted against us;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry and market conditions;
•publication of research reports about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;
•other events or factors, many of which are beyond our control; and
•the other factors described in this "Risk Factors" section.
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
Our common stock is listed on The NASDAQ Global Market, or NASDAQ. As a NASDAQ listed company, we are required to satisfy the continued listing requirements of NASDAQ for inclusion in the Global Market to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share and stockholders' equity of at least $10.0 million. There can be no assurance that we will be able to maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity with respect to our securities;
•a determination that our shares are a "penny stock," which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;
•a limited amount of news and analyst coverage for our company; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
The following table contains information about our current significant leased properties as of December 31, 2020.

Location	Approximate Square Feet	Use	Lease expiry date (1)
Philadelphia, Pennsylvania, U.S. (2)	50,816	Office and laboratory	September 2044
Cranbury, New Jersey, U.S. (2)	90,000	Office and laboratory	March 2021
Marlow, United Kingdom	36,796	Office	August 2028
Princeton, New Jersey, U.S.	21,922	Office	January 2022
______________________________
(1) Includes renewal options on leases which we are reasonably certain to exercise.
(2) On February 1, 2021, we changed our global headquarters from Cranbury, NJ to Philadelphia, PA.

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
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock has been traded on the NASDAQ Global Market under the symbol "FOLD" since May 31, 2007. Prior to that time, there was no public market for our common stock. The closing price for our common stock as reported by the NASDAQ Global Market on February 19, 2021 was $12.22 per share. As of February 19, 2021, there were 21 holders of record of our common stock.
Dividends
We have never declared or paid any dividends on our capital stock. We currently intend to retain any future earnings to finance the development and growth of our business. We do not intend to declare or pay cash dividends to our stockholders in the foreseeable future.
Recent Sales of Unregistered Securities
We did not sell any equity securities during the fiscal year ended December 31, 2020 in transactions that were not registered under the Securities Act.

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

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Amicus Therapeutics, Inc.	$100	$51	$148	$99	$100	$238
NASDAQ Composite	$100	$108	$138	$133	$179	$257
NASDAQ Biotechnology	$100	$78	$95	$86	$107	$134
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2020 through October 31, 2020	11,654	$15.98	—	—
November 1, 2020 through November 30, 2020	3,632	$21.75	—	—
December 1, 2020 through December 31, 2020	10,306	$23.80	—	—
Total	25,592	$19.95	—	—
______________________________
(1) Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.

Item 6.    SELECTED FINANCIAL DATA
Statement of Operations Data (in thousands except share and per share data)

	Years Ended December 31,
	2020	2019	2018	2017	2016
Net product sales	$260,886	$182,237	$91,245	$36,930	$4,958
Cost of goods sold	31,044	21,963	14,404	6,236	833
Gross profit	229,842	160,274	76,841	30,694	4,125
Operating expenses:
Research and development	308,443	286,378	270,902	149,310	104,793
Selling, general, and administrative	156,407	169,861	127,200	88,671	71,151
Changes in fair value of contingent consideration payable	3,144	3,297	3,300	(234,322)	6,760
Loss on impairment of assets	—	—	—	465,427	—
Restructuring charges	—	—	—	—	69
Depreciation and amortization	8,846	4,775	4,216	3,593	3,242
Total operating expenses	476,840	464,311	405,618	472,679	186,015
Loss from operations	(246,998)	(304,037)	(328,777)	(441,985)	(181,890)
Other income (expense):
Interest income	3,226	10,249	10,461	4,096	1,602
Interest expense	(22,425)	(18,872)	(22,402)	(17,240)	(5,398)
Loss on exchange of convertible notes	—	(40,624)	—	—	—
Loss on extinguishment of debt	(7,276)	—	—	—	(13,302)
Change in fair value of derivatives	—	—	(2,739)	—	—
Other (expense) income	(781)	(2,626)	(5,632)	6,008	(4,793)
Loss before income tax	(274,254)	(355,910)	(349,089)	(449,121)	(203,781)
Income tax (expense) benefit	(2,598)	(478)	94	165,119	3,739
Net loss attributable to common stockholders	$(276,852)	$(356,388)	$(348,995)	$(284,002)	$(200,042)
Net loss attributable to common stockholders per common share — basic and diluted	$(1.07)	$(1.48)	$(1.88)	$(1.85)	$(1.49)
Weighted-average common shares outstanding — basic and diluted	258,867,380	240,421,001	185,790,021	153,355,144	134,401,588
Balance Sheet Data (in thousands)

	As of December 31,
	2020	2019	2018	2017	2016
Cash, cash equivalents, and marketable securities	$483,269	$452,740	$504,152	$358,562	$330,351
Working capital	449,793	391,261	464,971	321,925	229,105
Total assets	886,520	850,207	789,951	627,024	1,036,845
Total liabilities	600,140	373,782	447,039	274,174	676,694
Accumulated deficit	(2,045,462)	(1,768,610)	(1,412,222)	(1,063,610)	(779,608)
Total stockholders' equity	286,380	476,425	342,912	352,850	360,151

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We have a portfolio of product opportunities led by the first, oral monotherapy for Fabry disease that has achieved widespread global approval, a differentiated biologic for Pompe disease, and an industry leading rare disease gene therapy portfolio.
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
The lead biologics program of our pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, clinical-stage, potential best-in-class treatment paradigm for Pompe disease. In February 2019, the U.S. Food and Drug Administration ("FDA") granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease. We initiated the rolling Biologic License Application ("BLA") submission to the FDA in the fourth quarter of 2020.

We initiated ATB200-03 (or "PROPEL"), a global Phase 3 clinical study of AT-GAA in adult patients with late onset Pompe disease in December 2018 and completed last patient, last visit in December 2020. In February 2021, we reported topline results from the Phase 3 PROPEL study.

Patients enrolled in PROPEL were randomized 2:1 so that for every two patients randomized to be treated with AT-GAA, one was randomized to be treated with alglucosidase alfa. Of the Pompe patients enrolled, 77% were being treated with alglucosidase alfa (n=95) immediately prior to enrollment (“Switch”) and 23% had never been treated with any ERT (n=28) (“Naïve”). 117 patients completed the PROPEL study and all 117 voluntarily enrolled in the long-term extension study.

The primary endpoint of the study was the mean change in 6-minute walk distance as compared with baseline measurements at 52 weeks across the combined ERT Switch and ERT Naïve patient populations. In this combined population patients taking AT-GAA (n=85) walked on average 21 meters farther at 52 weeks compared to 7 meters with those treated with alglucosidase alfa (n=37). This primary endpoint in the combined population was assessed for superiority and while numerically greater, statistical significance for superiority on this combined population was not achieved for the AT-GAA arm as compared to the alglucosidase alfa arm (p=0.072).

Per the hierarchy of the statistical analysis plan, the first key secondary endpoint of the study was the mean change in percent-predicted Forced Vital Capacity (“FVC”) at 52 weeks across the combined population. In this combined population patients taking AT-GAA demonstrated a nominally statistically significant and clinically meaningful difference for superiority over those treated with alglucosidase alfa. AT-GAA significantly slowed the rate of respiratory decline in patients after 52 weeks. Patients treated with AT-GAA showed a 0.9% absolute decline in percent-predicted FVC, compared to a 4.0% absolute decline in the alglucosidase alfa arm (p=0.023).

Patients within the combined study population demonstrated statistically significant improvements on the GSGC (“Gait, Stairs, Gower’s Chair”) key secondary endpoint, which captures strength, coordination and mobility, compared to a worsening for alglucosidase alfa treated patients in the overall population (p<0.05). Additionally, lower MMT (Manual Muscle Testing), Patient-Reported Outcomes Measurement Information System (“PROMIS”) physical function and PROMIS fatigue secondary endpoints favored AT-GAA treated patients over alglucosidase alfa treated patients. Results also showed improvements in the two important biomarker endpoints of Pompe disease (Hex-4 and CK), which significantly favored AT-GAA compared to alglucosidase alfa (p<0.001). AT-GAA demonstrated a similar safety profile to alglucosidase alfa.

The PROPEL Switch patients entered the study having been treated with alglucosidase alfa for a minimum of two years. More than two thirds (67%+) of those patients had been on ERT treatment for more than five years prior to entering the PROPEL study (mean of 7.4 years). A pre-specified analysis of the patients switching from alglucosidase alfa on 6-minute walk distance showed that after 52 weeks from switching, AT-GAA treated patients (n=65) walked 16.9 meters farther than their baseline, compared to 0.0 meters for those patients who were randomized to remain on alglucosidase alfa (n=30) (p=0.046).

A pre-specified analysis of the patients switching from alglucosidase alfa on percent-predicted FVC showed that AT-GAA treated patients stabilized and slightly improved their respiratory function on this important measure while those patients remaining on alglucosidase alfa continued to significantly decline in respiratory muscle function. AT-GAA patients showed a 0.1% absolute increase in percent-predicted FVC while the alglucosidase alfa patients showed a 4.0% absolute decline over the course of the year (p=0.006).

The PROPEL Naïve patients treated with AT-GAA for 52 weeks (n=20) walked 33 meters farther than their baseline, on the 6-minute walk distance endpoint. The Naïve patients treated with alglucosidase alfa (n=7) walked 38 meters further than their baseline. The difference between the two groups was not statistically significant (p=0.60). Additionally, patients never previously treated with any ERT showed similar declines in percent-predicted FVC at 52 weeks of –4.1% for AT-GAA treated patients and –3.6% for alglucosidase alpha treated patients. The difference between the two groups was not statistically significant (p=0.57).

We have established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("Nationwide Children’s") and an expanded collaboration with the University of Pennsylvania ("Penn"). Our pipeline includes gene therapy programs in rare, neurologic lysosomal disorders ("LDs"), specifically: CLN6, CLN3, and CLN1 Batten disease, Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Mucopolysaccharidosis Type IIIB ("MPS IIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPS IIIA"). Our expanded collaboration with Penn also provides us with exclusive disease-specific access and the option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of more prevalent rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies. In the first quarter of 2020, the FDA granted Fast Track designation to the CLN3 Batten disease gene therapy, AT-GTX-502, for the treatment of pediatric patients less than 18 years of age. In September 2020 and February 2021, the European Medicines Agency granted Priority Medicines ("PRIME") designation and the FDA granted Fast Track Designation, respectively, to the CLN6 Batten disease gene therapy, AT-GTX-501, for the treatment of patients with variant late infantile neuronal ceroid lipofuscinosis 6 ("vLINCL6").
In July 2020, we entered into a definitive agreement for a $400 million credit facility with Hayfin Capital Management (“Senior Secured Term Loan due 2026”) with an interest rate equal to 3-month LIBOR, subject to a 1% floor, plus 6.5% per annum and requires interest-only payments until mid-2024 and matures in six years in 2026. This transaction resulted in net proceeds of $385.9 million, after deducting fees and expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2026. Additionally, we used $156.3 million of the proceeds to voluntarily settle the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan with BioPharma Credit PLC that was due in 2023 ("Senior Secured Term Loan due 2023").
Our operations have not been significantly impacted from the novel coronavirus (“COVID-19”) pandemic in 2020; however, we observed increased lag times between patient identification and Galafold® initiation due to the resurgence of COVID-19 in the fourth quarter. We have maintained operations in all geographies, secured our global supply chain for our commercial and clinical products, as well as maintained the operational integrity of our clinical trials, with minimum disruptions. Our ability to continue to operate without any significant disruptions will depend on the continued health of our employees, the ongoing demand for Galafold® and the continued operation of our global supply chain. We have continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of our global workforce. However, our results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.

Consolidated Results of Operations
The following section generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which comparisons are hereby incorporated by reference.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
    The following table provides selected financial information for the Company:

	Years Ended December 31,
(in thousands)	2020	2019	Change
Net product sales	$260,886	$182,237	$78,649
Cost of goods sold	31,044	21,963	9,081
Cost of goods sold as a percentage of net product sales	11.9%	12.1%	(0.2)%
Operating expenses:
Research and development	308,443	286,378	22,065
Selling, general, and administrative	156,407	169,861	(13,454)
Changes in fair value of contingent consideration payable	3,144	3,297	(153)
Depreciation and amortization	8,846	4,775	4,071
Other income (expense):
Interest income	3,226	10,249	(7,023)
Interest expense	(22,425)	(18,872)	(3,553)
Loss on exchange of convertible notes	—	(40,624)	40,624
Loss on extinguishment of debt	(7,276)	—	(7,276)
Other expense	(781)	(2,626)	1,845
Income tax expense	(2,598)	(478)	(2,120)
Net loss attributable to common stockholders	$(276,852)	$(356,388)	$79,536
Net Product Sales. Net product sales increased $78.6 million during the year ended December 31, 2020 compared to the same period in the prior year. The increase was primarily due to continued growth in the Europe, U.S. and Japan markets.
Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net product sales was 11.9% during the year ended December 31, 2020 compared to 12.1% during the same period in the prior year primarily due to the proportion of sales in countries subject to a higher royalty burden.

Research and Development Expense. The following table summarizes our principal product development programs for each product candidate in development, and the out-of-pocket, third-party expenses incurred with respect to each product candidate:

(in thousands)	Years Ended December 31,
Projects	2020	2019
Third-party direct project expenses
Galafold® (Fabry Disease)	$12,399	$19,598
AT-GAA (Pompe Disease)	112,733	103,884
Gene therapy programs	64,834	39,836
Pre-clinical and other programs	2,381	1,915
Total third-party direct project expenses	192,347	165,233
Other project costs		1
Personnel costs	84,607	81,496
Other costs	31,489	39,649
Total other project costs	116,096	121,145
Total research and development costs	$308,443	$286,378

The $22.1 million increase in research and development costs was primarily due to increases in gene therapy programs driven by the pipeline growth, and clinical research and manufacturing costs with the advancement and enrollment of clinical studies in the Pompe program, and an increase in personnel costs primarily due to realignment with strategic priorities. These increases were partially offset by a decrease in expense associated with the ongoing regulatory requirements, approval in new geographies, and pediatric and other studies to support label expansion of Galafold® and a decrease in other costs, primarily driven by reduced employee travel and professional fees.
Selling, General, and Administrative Expense. Selling, general, and administrative expense decreased $13.5 million, mainly driven by reduction in third-party professional fees and travel.
Depreciation and Amortization. Depreciation and Amortization increased $4.1 million during the year ended December 31, 2020. The increase was primarily due to the increase in fixed assets put in service in the fourth quarter of 2019 for the Philadelphia office.
Interest Income. Interest income decreased $7.0 million during the year ended December 31, 2020. The decrease was primarily due to a lower average overall cash and investment balance on December 31, 2020 as compared to December 31, 2019 and reduced interest rates.
Interest Expense. Interest expense increased $3.6 million during the year ended December 31, 2020. The increase was driven by the $400 million Senior Secured Loan due 2026 in July 2020.
Loss on Exchange of Convertible Notes. During the first and second quarters of 2019, the Company entered into separate, privately negotiated Exchange Agreements with a limited number of holders of the Convertible Notes. As a result of this exchange, the Company recognized a loss on exchange of debt of $40.6 million in the Consolidated Statements of Operations.
Loss on Extinguishment of Debt. In July 2020, the Company voluntarily settled the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan due 2023. As a result of this early extinguishment, a loss on extinguishment of debt of $7.3 million was recognized in the Consolidated Statements of Operations.
Income Tax Expense. The income tax expense for the year ended December 31, 2020 was $2.6 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distributions of pre-tax earnings among the many jurisdictions in which we operate.

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
We recognize revenue when our performance obligation with our customers have been satisfied, which occurs at a point in time when the pharmacies or distributors obtain control of Galafold®. The transaction price is determined based on fixed consideration in our customer contracts and is recorded net of estimates for variable consideration, which are third-party discounts and rebates. The identified variable consideration is recorded as a reduction of revenue at the time revenue from sale of Galafold® is recognized. We recognize revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration received. We evaluate these estimates each reporting period to reflect known changes.
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
Research and Development Expenses
We expect to continue to incur substantial research and development expenses as we continue to develop our product candidates. Research and development expense consists of:
•internal costs associated with our research and clinical development activities;
•fees owed to third-party contract research organizations in connection with preclinical, toxicology studies and clinical trials;
•payments we make to contract manufacturers, investigative sites, and consultants in connection with clinical trials;
•technology license costs;
•manufacturing development costs;
•personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in drug discovery and development;
•activities relating to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and
•facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies.
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
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. As a result, we are not able to reasonably estimate the period, if any, in which material net cash inflows may commence from our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the conduct, duration, and cost of clinical trials, which vary significantly over the life of a project as a result of evolving events during clinical development, including:
•the number of clinical sites included in the trials;
•the length of time required to enroll suitable patients;
•the number of patients that ultimately participate in the trials;
•the results of our clinical trials; and
•any mandate by the FDA or other regulatory authority to conduct clinical trials beyond those currently anticipated.

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
We use the Black-Scholes option pricing model when estimating the grant date fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was based on our historical volatility since our initial public offering in May 2007. We determine the average expected life using our actual historical data. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical analysis of actual option forfeitures.
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
Although we believe the assumptions and estimates made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired businesses and are inherently uncertain. Examples of critical estimates in valuing any contingent acquisition consideration issued or which may be issued and the intangible assets we have acquired or may acquire in the future include but are not limited to:
•the feasibility and timing of achievement of development, regulatory, and commercial milestones;
•expected costs to develop the in-process research and development into commercially viable products; and
•future expected cash flows from product sales.
Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results.
    Intangible Assets and Goodwill
We record goodwill in a business combination when the total consideration exceeds the fair value of the net tangible and identifiable intangible assets acquired. Purchased in-process research and development is accounted for as an indefinite lived intangible asset until the underlying project is completed, at which point the intangible asset will be accounted for as a definite lived intangible asset, or abandoned, at which point the intangible asset will be written off or partially impaired. Goodwill and indefinite lived intangible assets are assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. No indicators of impairment were noted during the years ended December 31, 2020 and December 31, 2019.
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
Sources of Liquidity
In July 2020, we entered into the Senior Secured Term Loan due 2026. This transaction resulted in net proceeds of $385.9 million, after deducting fees and expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2026. Additionally, we used $156.3 million of the proceeds to voluntarily settle the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan due 2023.
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
Cash Flow Discussion
As of December 31, 2020, we had cash, cash equivalents, and marketable securities of $483.3 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "-Note 5. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
    Net Cash Used in Operating Activities
Net cash used in operations for the year ended December 31, 2020 was $233.3 million. The components of net cash used in operations included the net loss for the year ended December 31, 2020 of $276.9 million and the net change in operating assets and liabilities of $32.1 million. The change in operating assets was primarily due to increases in accounts receivable by $11.2 million due to increased commercial sales of Galafold®, an increase in inventory of $4.6 million, and increase in prepaid and other current assets of $8.8 million to support commercial activities for Galafold® launch. The net cash used in operations was also impacted by a decrease in accounts payable and accrued expenses of $10.6 million, mainly related to program expenses and support for the commercial launch of Galafold®, and decrease in deferred reimbursement of $1.3 million.
Net cash used in operations for the year ended December 31, 2019 was $250.4 million. The components of net cash used in operations included the net loss for the year ended December 31, 2019 of $356.4 million, and the net change in operating assets and liabilities of $11.6 million. The change in operating assets was primarily due to increases in accounts receivable by $11.1 million due to increased commercial sales of Galafold®, an increase in prepaid and other current assets of $3.3 million to support commercial activities for Galafold® launch, and an increase in inventory of $5.1 million. The net cash used in operations was also impacted by an increase in accounts payable and accrued expenses of $46.7 million, mainly related to program expenses and support for the commercial launch of Galafold®. This was partially offset by a decrease in deferred reimbursement of $5.5 million.

    Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the year ended December 31, 2020 was $13.6 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash used in investing activities reflects $365.2 million for the purchase of marketable securities and $3.2 million for capital expenditures, partially offset by $354.8 million for the sale and redemption of marketable securities.

Net cash provided by investing activities for the year ended December 31, 2019 was $95.2 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $499.0 million for the sale and redemption of marketable securities. partially offset by $383.9 million for the purchase of marketable securities and $20.0 million for capital expenditures.
    Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2020 was $262.9 million. Net cash provided by financing activities primarily reflects $385.9 million in proceeds from the Senior Secured Term Loan due 2026, net of issuance costs, and $42.3 million from the exercise of stock options. This was partially offset by $155.2 million for the voluntary settlement of the Senior Secured Term Loan due 2023, and $10.0 million from the purchase of vested restricted stock units.

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

    Funding Requirements
We expect to incur losses from operations for the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials. Our future capital requirements will depend on a number of factors, including:
•the scope, progress, results and costs of our clinical trials of our drug candidates and gene therapy candidates, including but not limited to AT-GAA, CLN6 and CLN3;
•the cost of manufacturing drug supply for our clinical and preclinical studies, including the cost of manufacturing Pompe Enzyme Replacement Therapy ("ERT" or "ATB200"or "cipaglucosidase alfa") and gene therapies;
•the future results of on-going preclinical research and subsequent clinical trials for CDD, Pompe gene therapy, Fabry gene therapy, MPS IIIB, next generation MPS IIIA, and other pipeline candidates we may identify from time to time, including our ability to obtain regulatory approvals and commercialize these therapies and obtain market acceptance for such therapies;
•the costs, timing, and outcome of regulatory review of our product candidates, including AT-GAA;
•any changes in regulatory standards relating to the review of our product candidates;
•the number and development requirements of other product candidates that we pursue;
•the costs of commercialization activities, including product marketing, sales, and distribution;
•the emergence of competing technologies and other adverse market developments;
•our ability to successfully commercialize Galafold® ("migalastat HCl") and, if our regulatory filings are accepted and approved, AT-GAA;
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold®, AT-GAA and our gene therapy candidates;
•our ability to obtain reimbursement for Galafold® and, if our regulatory filings are accepted and approved, AT-GAA;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold®;
•our ability to obtain market acceptance of Galafold® and, if our regulatory filings are accepted and approved, AT-GAA;
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
•the extent to which our business could be adversely impacted by the effects of COVID-19 outbreak, including due to actions by us, governments, our customers or suppliers or other third parties to control the spread of COVID-19, or by other health epidemics or pandemics;
•fluctuations in foreign currency exchange rates; and
•changes in accounting standards.

While we continue to generate revenue from product sales, in the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. Based on current operating models, we believe that the current cash position, which includes the net proceeds from the Senior Secured Term Loan due 2026 and expected revenues is sufficient to fund our operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
Financial Uncertainties Related to Potential Future Payments
    Milestone Payments / Royalties
Celenex - In connection with our acquisition of Celenex in 2018, we agreed to pay up to an additional $10 million in connection with the achievement of certain development milestones, $220 million in connection with the achievement of certain regulatory approval milestones across multiple programs and up to $75 million in tiered sales milestone payments.
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
GlaxoSmithKline - In July 2012, as amended in November 2013, the Company entered into an agreement with GlaxoSmithKline ("GSK"), pursuant to which Amicus obtained global rights to develop and commercialize Galafold® as a monotherapy and in combination with ERT for Fabry disease (“Collaboration Agreement”). Under the terms of the Collaboration Agreement, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S.

Contractual Obligations
The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2020 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Operating lease obligations (2)	$195,750	$8,549	$17,185	$16,775	$153,241
Debt obligations, including interest (3)	543,670	30,502	63,825	311,500	137,843
Purchase obligations (4)	$41,154	$41,154	$—	$—	$—
Total fixed contractual obligations (1)	$780,574	$80,205	$81,010	$328,275	$291,084
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
(3) Represents the future payments of principal and interest to be made on our $2.8 million 3% unsecured Convertible Notes due 2023 (the "Convertible Notes") and our $400 million Secured Senior Term Loan due 2026 ("Senior Secured Term Loan due 2026"). The Convertible Notes bear interest at a fixed rate of 3% per year, payable semiannually on June 15 and December 15 of each year, and will mature on December 15, 2023. The Senior Secured Term Loan due 2026 bears interest at a rate equal to the 3-month LIBOR, subject to a 1% floor, plus 6.5% per year, payable quarterly and requires interest-only payments until mid-2024. The Senior Secured Term Loan due 2026 will be repaid in nine quarterly payments of $44.4 million, starting on July 2024 with the final balance due on the maturity date in July 2026.
(4) Represents minimum purchase commitments due to third parties. Contracts for which our commitment is variable, based on volumes, with no fixed minimum quantities, and contracts that can be canceled without payment penalties have been excluded. The purchase obligations included above are in addition to amounts included in total recorded on our December 31, 2020 Consolidated Balance Sheet.

We have no other lines of credit or other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. We cannot assure you that additional debt or equity financing will be available on acceptable terms, if at all.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2020 and 2019.
Recent Accounting Pronouncements
Please refer to "— Note 2. Summary of Significant Accounting Policies," in our Notes to Consolidated Financial Statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents, and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities, and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $0.9 million as of December 31, 2020. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.
We are exposed to interest rate risk with respect to variable rate debt. At December 31, 2020, we had a $400 million Senior Secured Term Loan due 2026 that bears interest at a rate equal to the 3-month LIBOR, subject to a 1% floor, plus 6.5% per year. We do not currently hedge our variable interest rate debt. The annual average variable interest rate for our variable rate debt as of December 31, 2020 was 7.5%. A hypothetical 100 basis point increase or decrease in the average interest rate on our variable rate debt would result in $1.0 million change in the interest expense as of December 31, 2020.
The Financial Conduct Authority has announced the intent to phase out the use of LIBOR by the end of 2021. If LIBOR is discontinued, we may need to renegotiate the terms of the Senior Secured Term Loan due 2026 in order to replace LIBOR with an alternative standard. As a result, we may incur incremental costs in transitioning to a new standard, and interest rates on our current or future indebtedness may be adversely affected by the new standard. The potential effect of any such event on our cost of capital cannot yet be determined, but we do not expect it to have a material impact on our consolidated financial condition, results of operations, or cash flows.

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
We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Amicus Therapeutics, Inc.;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Amicus therapeutics, Inc. are being made only in accordance with authorizations of management and directors of Amicus therapeutics, Inc.; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of Amicus Therapeutics, Inc. that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report. This report appears on the following page.
Dated March 1, 2021

/s/ JOHN F. CROWLEY	/s/ DAPHNE QUIMI
Chairman and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amicus Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amicus Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Amicus Therapeutics, Inc. (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amicus Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amicus Therapeutics, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Fair Value Measurement of the Contingent Consideration

Description of the Matter
As described in Note 11 to the consolidated financial statements, the Company has a $25.8 million contingent consideration liability recorded as of December 31, 2020 representing the fair value of additional amounts that management believes are likely to be paid to the former stockholders of Callidus Biopharma, Inc. The determination of the recorded amount of the contingent consideration liabilities requires the Company to make significant estimates and assumptions.

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
Iselin, New Jersey
March 1, 2021

Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$163,240	$142,837
Investments in marketable securities	320,029	309,903
Accounts receivable	46,923	33,284
Inventories	19,556	14,041
Prepaid expenses and other current assets	29,721	20,008
Total current assets	579,469	520,073
Operating lease right-of-use assets, less accumulated amortization of $7,574 and $5,342 at December 31, 2020 and December 31, 2019, respectively	23,296	33,315
Property and equipment, less accumulated depreciation of $14,487 and $17,604 at December 31, 2020 and December 31, 2019, respectively	43,863	47,705
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	19,095	28,317
Total Assets	$886,520	$850,207
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,063	$21,722
Accrued expenses and other current liabilities	96,841	99,901
Contingent consideration payable	8,900	—
Operating lease liabilities	6,872	7,189
Total current liabilities	129,676	128,812
Deferred reimbursements	7,406	8,906
Long-term debt	389,254	149,505
Contingent consideration payable	16,925	22,681
Deferred income taxes	4,896	5,051
Operating lease liabilities	45,604	53,531
Other non-current liabilities	6,379	5,296
Total liabilities	600,140	373,782
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 262,063,461 and 255,417,869 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	2,650	2,598
Additional paid-in capital	2,308,578	2,227,225
Accumulated other comprehensive loss:
Foreign currency translation adjustment	8,412	2,785
Unrealized (loss) gain on available-for securities	(185)	40
Warrants	12,387	12,387
Accumulated deficit	(2,045,462)	(1,768,610)
Total stockholders' equity	286,380	476,425
Total Liabilities and Stockholders' Equity	$886,520	$850,207
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Net product sales	$260,886	$182,237	$91,245
Cost of goods sold	31,044	21,963	14,404
Gross profit	229,842	160,274	76,841
Operating expenses:
Research and development	308,443	286,378	270,902
Selling, general, and administrative	156,407	169,861	127,200
Changes in fair value of contingent consideration payable	3,144	3,297	3,300
Depreciation and amortization	8,846	4,775	4,216
Total operating expenses	476,840	464,311	405,618
Loss from operations	(246,998)	(304,037)	(328,777)
Other (expense) income:
Interest income	3,226	10,249	10,461
Interest expense	(22,425)	(18,872)	(22,402)
Loss on exchange of convertible notes	—	(40,624)	—
Loss on extinguishment of debt	(7,276)	—	—
Change in fair value of derivatives	—	—	(2,739)
Other expense	(781)	(2,626)	(5,632)
Loss before income tax	(274,254)	(355,910)	(349,089)
Income tax (expense) benefit	(2,598)	(478)	94
Net loss attributable to common stockholders	$(276,852)	$(356,388)	$(348,995)
Net loss attributable to common stockholders per common share — basic and diluted	$(1.07)	$(1.48)	$(1.88)
Weighted-average common shares outstanding — basic and diluted	258,867,380	240,421,001	185,790,021
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Net loss	$(276,852)	$(356,388)	$(348,995)
Other comprehensive gain:
Foreign currency translation adjustment gain, net of tax impact of $1,552, $889, and $0, respectively	5,627	2,290	2,537
Unrealized (loss) gain on available-for-sale securities, net of tax impact of $(50), $182, and $0, respectively	(225)	467	9
Other comprehensive income	5,402	2,757	2,546
Comprehensive loss	$(271,450)	$(353,631)	$(346,449)

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	166,989,790	$1,721	$1,400,758	$16,076	$(2,095)	$(1,063,610)	$352,850
Stock issued from exercise of stock options, net	1,397,908	14	9,130	—	—	—	9,144
Stock issued from equity financing	20,239,839	202	294,381	—	—	—	294,583
Restricted stock tax vesting	303,173	—	(2,832)	—	—	—	(2,832)
Stock-based compensation	—	—	29,260	—	—	—	29,260
Reclassification upon ASU 2018-02 adoption	—	—	—	—	(383)	383	—
Warrants exercised	453,214	5	6,625	(3,013)	—	—	3,617
Change in fair value of derivatives	—	—	2,739	—	—	—	2,739
Unrealized holding gain on available-for-sale securities	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	2,537	—	2,537
Net loss	—	—	—	—	—	(348,995)	(348,995)
Balance at December 31, 2018	189,383,924	1,942	1,740,061	13,063	68	(1,412,222)	342,912
Stock issued from exercise of stock options, net	1,967,087	20	11,456	—	—	—	11,476
Stock issued from equity financing	18,720,930	187	188,807	—	—	—	188,994
Restricted stock tax vesting	477,198	—	(3,235)	—	—	—	(3,235)
Stock issued for contingent consideration	771,804	8	9,308	—	—	—	9,316
Stock-based compensation	—	—	44,430	—	—	—	44,430
Warrants exercised	101,787	1	1,487	(676)	—	—	812
Equity component of the convertible notes	43,995,139	440	215,036	—	—	—	215,476
Termination of capped call confirmations	—	—	19,875	—	—	—	19,875
Unrealized holding gain on available-for-sale securities	—	—	—	—	467	—	467
Foreign currency translation adjustment	—	—	—	—	2,290	—	2,290
Net loss	—	—	—	—	—	(356,388)	(356,388)
Balance at December 31, 2019	255,417,869	2,598	2,227,225	12,387	2,825	(1,768,610)	476,425
Stock issued from exercise of stock options, net	5,233,672	52	42,230	—	—	—	42,282
Restricted stock tax vesting	1,411,920	—	(10,028)	—	—	—	(10,028)
Stock-based compensation	—	—	49,151	—	—	—	49,151
Unrealized holding (loss) on available-for-sale securities	—	—	—	—	(225)	—	(225)
Foreign currency translation adjustment	—	—	—	—	5,627	—	5,627
Net loss	—	—	—	—	—	(276,852)	(276,852)
Balance at December 31, 2020	262,063,461	$2,650	$2,308,578	$12,387	$8,227	$(2,045,462)	$286,380
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(276,852)	$(356,388)	$(348,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	1,794	2,546	10,976
Depreciation and amortization	8,846	4,775	4,216
Stock-based compensation	49,151	44,430	29,260
Loss on exchange of convertible notes	—	40,624	—
Loss on extinguishment of debt	7,276	—	—
Change in fair value of derivatives	—	—	2,739
Non-cash changes in the fair value of contingent consideration payable	3,144	3,297	3,300
Foreign currency remeasurement loss	5,471	254	3,217
Non-cash deferred taxes	(155)	(1,415)	—
Other	99	(149)	59
Changes in operating assets and liabilities:
Accounts receivable	(11,219)	(11,114)	(13,294)
Inventories	(4,639)	(5,114)	(4,205)
Prepaid expenses and other current assets	(8,766)	(3,287)	2,488
Accounts payable, accrued expenses, and other current liabilities	(10,610)	46,742	17,115
Other non-current assets and liabilities	4,420	(10,117)	(581)
Deferred reimbursements	(1,250)	(5,500)	(6,250)
Net cash used in operating activities	$(233,290)	$(250,416)	$(299,955)
Investing activities
Sale and redemption of marketable securities	354,826	499,047	463,502
Purchases of marketable securities	(365,178)	(383,882)	(578,394)
Capital expenditures	(3,227)	(20,012)	(6,308)
Net cash (used in) provided by investing activities	$(13,579)	$95,153	$(121,200)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	188,994	294,584
Payment of long-term debt	(155,249)	—	—
Proceeds from long-term debt, net of issuance costs	385,929	—	146,596
Payment of finance leases	(76)	(420)	(334)
Purchase of vested restricted stock units	(10,028)	(3,235)	(2,832)
Proceeds from termination of capped call confirmations	—	19,875	—
Proceeds from exercise of stock options	42,282	11,476	9,144
Proceeds from exercise of warrants	—	812	3,617
Net cash provided by financing activities	$262,858	$217,502	$450,775
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$3,830	$1,729	$1,518
Net increase in cash, cash equivalents, and restricted cash	19,819	63,968	31,138
Cash, cash equivalents, and restricted cash at the beginning of the year	146,343	82,375	51,237
Cash, cash equivalents, and restricted cash at the end of the year	$166,162	$146,343	$82,375

	Years Ended December 31,
	2020	2019	2018
Supplemental disclosures of cash flow information
Tenant improvements paid through lease incentive	$470	$19,388	$—
Cash paid during the period for interest	$24,683	$16,966	$7,500
Contingent consideration paid in shares	$—	$9,316	$—
Capital expenditures unpaid at the end of period	$985	$1,865	$106
Cash paid for taxes	$10,371	$691	$1,062
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements

1. Description of Business
Amicus Therapeutics, Inc. (the "Company") is a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. The Company has a portfolio of product opportunities led by the first, oral monotherapy for Fabry disease that has achieved widespread global approval, a differentiated biologic for Pompe disease, and an industry leading rare disease gene therapy portfolio.
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
The lead biologics program of the Company's pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, clinical-stage, potential best-in-class treatment paradigm for Pompe disease. In February 2019, the FDA granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease. The Company initiated the rolling Biologic License Application ("BLA") submission to the FDA in the fourth quarter of 2020.

The Company has established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("Nationwide Children's") and an expanded collaboration with the University of Pennsylvania ("Penn"). The Company's pipeline includes gene therapy programs in rare, neurologic lysosomal disorders ("LDs"), specifically: CLN6, CLN3, and CLN1 Batten disease, Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Mucopolysaccharidosis Type IIIB ("MPS IIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPS IIIA"). This expanded collaboration with Penn also provides the Company with exclusive disease-specific access and option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of more prevalent rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies. In the first quarter of 2020, the FDA granted Fast Track designation to the CLN3 Batten disease gene therapy, AT-GTX-502, for the treatment of pediatric patients less than 18 years of age. In September 2020 and February 2021, the European Medicines Agency granted Priority Medicines designation and the FDA granted Fast Track Designation, respectively, to the CLN6 Batten disease gene therapy, AT-GTX-501, for the treatment of patients with variant late infantile neuronal ceroid lipofuscinosis 6 ("vLINCL6").

The Company's operations have not been significantly impacted from the novel coronavirus (“COVID-19”) pandemic in 2020; however, the Company observed increased lag times between patient identification and Galafold® initiation due to the resurgence of COVID-19 in the fourth quarter. The Company has maintained operations in all geographies, secured its global supply chain for its commercial and clinical products, and maintained the operational integrity of its clinical trials, with minimal disruption. The Company believes its ability to continue to operate without any significant disruptions will depend on the continued health of its employees, the ongoing demand for Galafold® and the continued operation of its global supply chain. The Company has continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of its global workforce. However, the Company's results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.
In July 2020, the Company entered into a definitive agreement for a $400 million credit facility with Hayfin Capital Management (“Senior Secured Term Loan due 2026”) with an interest rate equal to 3-month LIBOR, subject to a 1% floor, plus 6.5% per annum and requires interest-only payments until mid-2024 and matures in six years in 2026. This transaction resulted in net proceeds of $385.9 million, after deducting fees and expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2026. Additionally, the Company used $156.3 million of the proceeds to voluntarily settle the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan with BioPharma Credit PLC that was due in 2023 ("Senior Secured Term Loan due 2023").
The Company had an accumulated deficit of $2.0 billion as of December 31, 2020 and anticipates incurring losses through the fiscal year ending December 31, 2021 and beyond. The Company has historically funded its operations through stock offerings, debt issuances, Galafold® revenues, collaborations, and other financing arrangements.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Based on current operating models, the Company believes that the current cash position, which includes the net proceeds from the Senior Secured Term Loan due 2026 and expected revenues, is sufficient to fund the Company's operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact the Company's future capital requirements.
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
Additionally, the Company assessed the impact COVID-19 pandemic has had on its operations and financial results as of December 31, 2020 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses.
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
Restricted cash consists primarily of funds held to satisfy the requirements of certain agreements that are restricted in their use and is included in other current assets and other non-current assets on the Company's Consolidated Balance Sheets.

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
The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold®. The Company's accounts receivable at December 31, 2020 have arisen from product sales primarily in Europe and the U.S. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of December 31, 2020, the Company recorded an allowance for doubtful accounts of $0.1 million.
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
Revenue Recognition
The Company’s net product sales consist of sales of Galafold® for the treatment of Fabry disease. The Company has recorded revenue on sales where Galafold® is available either on a commercial basis or through a reimbursed early access program ("EAP"). Orders for Galafold® are generally received from distributors and pharmacies, with the ultimate payor often a government authority. In 2020, one customer accounted for 25% of net product sales and 12% of accounts receivable from product sales. In 2019, one customer accounted for 22% of net product sales and 11% of accounts receivable from product sales.
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
The following table summarizes the Company's net product sales from Galafold® disaggregated by geographic area:

	For the Year
(in thousands)	2020	2019	2018
U.S.	$80,046	$52,478	$7,223
Ex-U.S.	180,840	129,759	84,022
Total net product sales	$260,886	$182,237	$91,245

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

Amicus Therapeutics, Inc.
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
The information presented for the periods prior to January 1, 2019 has not been restated and is reported under the accounting standard in effect for those periods. For additional information, see " -Note 13. Leases".

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
Equity-based Compensation
At December 31, 2020, the Company had one equity-based employee compensation plan, which is described more fully in "— Note 9. Stockholders' Equity." The Company applies the fair value method of measuring equity-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.
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
Contingent Consideration Payable
Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable. This does not apply in circumstances when the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets. The Company determines the fair value of contingent acquisition consideration payable on the acquisition date using a probability-based income approach utilizing an appropriate discount rate. The short term and long term portions of the contingent consideration payable is shown on the Company's Consolidated Balance Sheets. The fair value of the contingent consideration payable will be determined each period end and the resulting change will be recorded on the Consolidated Statements of Operations.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Intangible Assets and Goodwill
The Company records goodwill in a business combination when the total consideration exceeds the fair value of the net tangible and identifiable intangible assets acquired. Purchased IPR&D is accounted for as an indefinite lived intangible asset until the underlying project is completed, at which point the intangible asset will be accounted for as a definite lived intangible asset, or abandoned, at which point the intangible asset will be written off or partially impaired. Goodwill and indefinite lived intangible assets are assessed annually for impairment and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. No indicators of impairment were noted during the years ended December 31, 2020 and December 31, 2019.
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Recent Accounting Developments - Guidance Not Yet Adopted
ASU 2019-12 - In December 2019, the FASB issued ASU 2019-15, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). This new guidance removes specific exceptions to the general principles in Topic 740. It eliminates the need for an organization to analyze whether the following apply in a given period: (i) exception to the incremental approach for intraperiod tax allocation; (ii) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (iii) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also improves financial statement preparers’ application of income tax-related guidance and simplifies the following: (i) franchise taxes that are partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for public business entities for periods for which financial statements have not yet been issued. The Company will adopt this guidance prospectively on January 1, 2021, and it believes the adoption of this guidance will not have a material impact on its Consolidated Financial Statements or related disclosures.
3. Acquisitions
Acquisition of Celenex
In September 2018, the Company expanded its pipeline by acquiring the rights and related intellectual property of ten gene therapy programs through its acquisition of Celenex, Inc., ("Celenex"). Celenex is a private, clinical stage gene therapy company whose lead programs are ten gene therapy programs including CLN6 and CLN3, which are in clinical stage, and several programs in pre-clinical stage. Pursuant to the terms of the agreement, the Company agreed to pay up to an additional $10 million in connection with the achievement of certain development milestones, $220 million in connection with the achievement of certain regulatory approval milestones across multiple programs and up to $75 million in tiered sales milestone payments. Celenex has an exclusive license agreement with Nationwide Children’s Hospital ("Nationwide Children’s"). Under this license agreement, Nationwide Children’s is eligible to receive development and sales-based milestones of up to $7.8 million for each product.
The Company evaluated the Celenex transaction and concluded that the transaction did not meet the definition of a business and was an asset acquisition. Given the fact that the license has no alternative future use, the $100 million upfront payment was expensed to research and development expense in the Consolidated Statements of Operations for the year ended December 31, 2018.
4. Goodwill and Intangible Assets
As of December 31, 2020, in connection with the acquisitions, the Company had goodwill of $197.8 million and IPR&D of $23.0 million, which are reported at fair value on the Company's Consolidated Balance Sheets. Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts.

Goodwill and intangible assets are assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
The following table represents the changes in IPR&D for the years ended December 31, 2020 and 2019, respectively:

(in millions)
Balance at December 31, 2018	$23.0
Change in IPR&D	—
Balance at December 31, 2019	$23.0
Change in IPR&D	—
Balance at December 31, 2020	$23.0
The following table represents the changes in Goodwill for the years ended December 31, 2020 and 2019, respectively:

(in millions)
Balance at December 31, 2018	$197.8
Change in goodwill	—
Balance at December 31, 2019	$197.8
Change in goodwill	—
Balance at December 31, 2020	$197.8

5. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of December 31, 2020, the Company held $163.2 million in cash and cash equivalents and $320.0 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within accumulated other comprehensive loss in the Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss the Company would recognize an allowance and the corresponding credit loss would be included in earnings.
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Cash, cash equivalents, and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of December 31, 2020
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$163,240	$—	$—	$163,240
Corporate debt securities	39,525	4	(16)	39,513
Commercial paper	217,087	14	(6)	217,095
Asset-backed securities	9,420	18	—	9,438
U.S. government agency bonds	53,583	3	(4)	53,582
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$483,256	$39	$(26)	$483,269
Included in cash and cash equivalents	$163,240	$—	$—	$163,240
Included in marketable securities	320,016	39	(26)	320,029
Total cash, cash equivalents, and marketable securities	$483,256	$39	$(26)	$483,269

	As of December 31, 2019
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$142,837	$—	$—	$142,837
Corporate debt securities	145,875	121	(5)	145,991
Commercial paper	73,659	53	(2)	73,710
Asset-backed securities	77,731	79	—	77,810
U.S. government agency bonds	11,999	2	(10)	11,991
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$452,502	$255	$(17)	$452,740
Included in cash and cash equivalents	$142,837	$—	$—	$142,837
Included in marketable securities (1)	309,665	255	(17)	309,903
Total cash, cash equivalents, and marketable securities	$452,502	$255	$(17)	$452,740
______________________________
(1) As of December 31, 2019, $9.5 million of marketable securities had maturity dates greater than 12 months and were available to convert into cash, if needed.
For the year ended December 31, 2020 there were nominal realized gains. For the fiscal year ended December 31, 2019, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of December 31, 2020 and 2019 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive gain (loss). The fair value of these marketable securities in unrealized loss positions was $124.9 million and $42.6 million as of December 31, 2020 and December 31, 2019, respectively.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$163,240	$142,837	$79,749
Restricted cash	2,922	3,506	2,626
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$166,162	$146,343	$82,375

6. Inventories
Inventories consist of raw materials, work in process, and finished goods related to the manufacture of Galafold®. The following table summarizes the components of inventories:

(in thousands)	December 31, 2020	December 31, 2019
Raw materials	$5,547	$6,544
Work-in-process	7,693	3,660
Finished goods	6,316	3,837
Total inventories	$19,556	$14,041

The Company recorded a reserve for inventory of $0.1 million and $0.2 million as of December 31, 2020 and December 31, 2019, respectively.
7. Property and Equipment
Property and equipment consist of the following:

	December 31,
(in thousands)	2020	2019
Property and equipment consist of the following:
Computer equipment	$5,546	$6,185
Computer software	1,207	1,607
Research equipment	15,387	14,568
Furniture and fixtures	2,880	5,157
Leasehold improvements	24,146	30,294
Vehicles	124	124
Land	3,190	3,190
Construction in progress	5,870	4,184
Gross property and equipment	58,350	65,309
Less accumulated depreciation	(14,487)	(17,604)
Net property and equipment	$43,863	$47,705
Depreciation expense was $8.4 million and $4.5 million for the years ended December 31, 2020 and December 31, 2019, respectively.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2020	2019
Accrued professional fees	$3,700	$7,832
Accrued contract manufacturing & contract research costs	19,617	17,800
Accrued compensation and benefits	23,025	27,156
Accrued program fees	16,599	17,016
Accrued royalties	6,550	5,196
Accrued interest	—	3,679
Accrued milestones	—	4,000
Accrued sales rebates and discounts	12,079	5,900
Accrued taxes	11,177	7,300
Deferred reimbursements	1,500	1,250
Other	2,594	2,772
	$96,841	$99,901

9. Stockholders' Equity
Common Stock and Warrants
As of December 31, 2020, the Company was authorized to issue 500 million shares of common stock. Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.
In February 2021, 1,050,000 warrants were exercised at $7.06 per share of common stock resulting in gross cash proceeds of $7.4 million.
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
As discussed in "— Note 11. Assets and Liabilities Measured at Fair Value", during the fourth quarter of 2018, the Company reached a clinical milestone, which was the dosing of the first patient in a Phase 3 study, related to the contingent consideration from the acquisition of Callidus Biopharma, Inc. ("Callidus"). The milestone for this event was $9.0 million, which was paid in Company common stock in the first quarter of 2019 and resulted in a $9.3 million impact on stockholder's equity.
As discussed in ''— Note 12. Debt'', during the first and second quarters of 2019, the Company entered into separate, privately negotiated Exchange Agreements with a limited number of holders of the Convertible Notes. Under the terms of the Exchange Agreements, the holders of the Convertible Notes agreed to exchange an aggregate principal amount of $247.2 million of Convertible Notes held by them in exchange for an aggregate of approximately 44.0 million shares of Company's common stock, par value $0.01 per share.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
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
The Company had a deferred compensation investment balance of $4.1 million and $4.4 million as of December 31, 2020 and December 31, 2019, respectively, with corresponding approximate amounts of liability.
Deferral Plan investment assets are classified as trading securities and are recorded at fair value with changes in the investments' fair value recognized in AOCI in the period they occur. Deferred compensation liability amounts under the Deferral Plan are included in other long-term liabilities.
Equity Incentive Plan
The Company's Amended and Restated 2007 Equity Incentive Plan (the "Plan") provides for the granting of restricted stock units and options to purchase common stock in the Company to employees, directors, advisors, and consultants at a price to be determined by the Company's Board of Directors. The Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company's business. Under the provisions of the Plan, no option will have a term in excess of 10 years. The Board of Directors, or its committee, is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. Options granted pursuant to the Plan generally vest 25% on the first year anniversary date of grant plus an additional 1/48th for each month thereafter and may be exercised in whole or in part for 100% of the shares vested at any time after the date of grant. As of December 31, 2020, the Company has reserved up to 15,018,368 shares for issuance under the Plan.
10. Share based Compensation
The Company’s Equity Incentive Plan provides for the granting of restricted stock units and options to purchase common stock in the Company to employees, directors. advisors, and consultants at a price to be determined by the Company’s Board of Directors. The Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company’s business. The Board of Directors, or its committee, is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
On December 21, 2018, the Board of Directors of the Company approved an amendment (the "Amendment") to the Plan. The Amendment provides for certain benefits to qualifying Plan Participants who separate from service with the Company due to death, disability or "Retirement" (as such term is defined under the Plan) ("Qualified Participants"). Options granted under the Plan ("Options") to a Qualified Participant shall continue to vest until the 2nd anniversary of the Qualified Participant’s separation and all vested Options held by such Qualified Participant shall remain exercisable until the earlier of the 4th anniversary of the Qualified Participant’s separation or the original expiration date of the Option. Options that are not exercised during this exercise period shall be forfeited. Time-based restricted stock units and restricted stock granted to a Qualified Participant under the Plan that was scheduled to vest within the two year period following the Qualified Participant's separation shall accelerate and be delivered upon such separation. Any time-based restricted stock units or restricted stock that would have vested after such two year period will be forfeited upon the Qualified Participant's separation. Also, per the Amendment, any performance-based restricted stock units under the Plan ("PRSUs") received by the Qualified Participant, shall remain eligible to vest after the Qualified Participant’s separation based on the actual performance of the Company through the end of the performance period applicable to any such PRSUs.
Stock Option Grants
The Company uses the fair value method of measuring stock-based compensation, using the fair value of each equity award granted. The Company chose the ‘‘straight-line’’ attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the vesting period of the related awards.
The Company uses the Black-Scholes option pricing model when estimating the grant date fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was based on our historical volatility since our initial public offering in May 2007. The average expected life is determined using our actual historical data. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.
The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2020	2019	2018
Expected stock price volatility	75.1%	74.1%	78.6%
Risk free interest rate	1.6%	2.4%	2.4%
Expected life of options (years)	5.67	5.68	5.62
Expected annual dividend per share	$0.00	$0.00	$0.00

The weighted average grant-date fair value per share of options granted during 2020, 2019, and 2018 were $6.40, $6.67, and $10.19, respectively.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
A summary of the Company's stock options for the year ended December 31, 2020 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2017	15,181	$7.48
Granted	2,348	$14.96
Exercised	(1,398)	$6.54
Forfeited	(313)	$9.55
Expired	(8)	$10.76
Options outstanding, December 31, 2018	15,810	$8.63
Granted	4,091	$10.29
Exercised	(1,967)	$5.83
Forfeited	(879)	$11.07
Expired	(331)	$13.38
Options outstanding, December 31, 2019	16,724	$9.15
Granted	4,362	$9.98
Exercised	(5,243)	$8.11
Forfeited	(1,376)	$10.42
Expired	(435)	$13.33
Options outstanding, December 31, 2020	14,032	$9.54	6.5	$190.1
Vested and unvested expected to vest, December 31, 2020	13,267	$9.49	6.4	$180.5
Exercisable at December 31, 2020	8,130	$8.86	5.1	$115.7
The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $40.9 million, $11.8 million, and $11.9 million respectively. Cash proceeds from stock options exercised during the years ended December 31, 2020, 2019, and 2018 were $42.3 million, $11.5 million, and $9.1 million, respectively. As of December 31, 2020, the total unrecognized compensation cost related to non-vested stock options granted was $29.4 million and is expected to be recognized over a weighted average period of three years.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2017	2,575	$5.85
Granted	1,812	$16.11
Vested	(530)	$6.01
Forfeited	(145)	$9.65
Non-vested units as of December 31, 2018	3,712	$10.59
Granted	3,526	$10.92
Vested	(921)	$8.49
Forfeited	(525)	$10.52
Non-vested units as of December 31, 2019	5,792	$11.18
Granted	4,692	$11.29
Vested	(2,164)	$10.70
Forfeited	(1,240)	$11.14
Non-vested units as of December 31, 2020	7,080	$11.35	2.3	$158.0

For the year ended December 31, 2020, 2,163,732 RSUs have vested and all non-vested units are expected to vest over their normal term. As of December 31, 2020, there was $59.4 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Consolidated Statements of Operations related to the equity awards:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Equity compensation expense recognized in:
Research and development expense	$20,817	$17,575	$11,740
Selling, general, and administrative expense	28,334	26,855	17,520
Total equity compensation expense	$49,151	$44,430	$29,260

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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2020 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$217,095	$217,095
Asset-backed securities	9,438	9,438
Corporate debt securities	39,513	39,513
U.S. government agency bonds	53,582	53,582
Money market funds	4,427	4,427
	$324,055	$324,055

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$25,825	$25,825
Deferred compensation plan liability	4,078	—	4,078
	$4,078	$25,825	$29,903
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2019 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$73,710	$73,710
Asset-backed securities	77,810	77,810
Corporate debt securities	145,991	145,991
U.S. government agency bonds	11,991	11,991
Money market funds	4,768	4,768
	$314,270	$314,270

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$22,681	$22,681
Deferred compensation plan liability	4,419	—	4,419
	$4,419	$22,681	$27,100
The Company’s Convertible Notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. The fair value of the Convertible Notes at December 31, 2020 was $10.9 million.
The Company’s Senior Secured Term Loan due 2026 falls into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. The carrying value of the Senior Secured Term Loan due 2026 approximates the fair value.
The Company did not have any Level 3 assets as of December 31, 2020 or December 31, 2019.
Cash, Money Market Funds and Marketable Securities
The Company classifies its cash within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in an active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available-for-sale and classifies these assets and the money market funds within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2020. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2020.
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
The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB-200 Pompe program:

Contingent Consideration Liability	Fair Value as of December 31, 2020	Valuation Technique	Unobservable Input	Range
	(in thousands)
			Discount rate	7.5%
Clinical and regulatory milestones	$25,101	Probability weighted discounted cash flow	Probability of achievement of milestones	75%-78%
			Projected year of payments	2021-2022

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
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
During the fourth quarter of 2018, the Company reached a clinical milestone, which was the dosing of the first patient in a Phase 3 study, related to the contingent consideration from the acquisition of Callidus. The milestone for this event was $9.0 million, which was paid in Company common stock in the first quarter of 2019 and resulted in a $9.3 million impact on stockholder's equity.
The following table shows the change in the balance of contingent consideration payable for the year ended December 31, 2020 and December 31, 2019, respectively:

	Years ended December 31,
(in thousands)	2020	2019
Balance, beginning of the period	$22,681	$19,700
Changes in fair value during the period, included in the Consolidated Statements of Operations	3,144	3,297
Adjustment for contingent consideration paid in stock	—	(316)
Balance, end of the period	$25,825	$22,681

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
12. Debt
The Company's debt consists of the following:

(in thousands)	December 31, 2020	December 31, 2019
Senior Secured Term Loan due 2026:
Principal	$400,000	$—
Less: debt discount (1)	(7,434)	—
Less: deferred financing (1)	(5,592)	—
Net carrying value of the Senior Secured Term Loan	$386,974	$—

Senior Secured Term Loan due 2023 (2):
Principal	$—	$150,000
Less: debt discount (1)	—	(2,315)
Less: deferred financing (1)	—	(311)
Net carrying value of the Senior Secured Term Loan	$—	$147,374

Convertible Notes (3):
Principal	$2,825	$2,825
Less: debt discount (1)	(518)	(659)
Less: deferred financing (1)	(27)	(35)
Net carrying value of the Convertible Notes	$2,280	$2,131

Net carrying value of Long-term debt	$389,254	$149,505
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
Senior Secured Term Loan due 2026
In July 2020, the Company entered into a definitive agreement for a $400 million credit facility with Hayfin Capital Management (“Senior Secured Term Loan due 2026”) with an interest rate equal to 3-month LIBOR, subject to a 1% floor, plus 6.5% per annum and requires interest-only payments until mid-2024. The Senior Secured Term Loan due 2026 will be repaid in nine quarterly payments of $44.4 million, starting on July 2024 with the final balance due on the maturity date in July 2026. This transaction resulted in net proceeds of $385.9 million, after deducting fees and expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2026. The Company used the proceeds to voluntarily settle the Senior Secured Term Loan with BioPharma Credit PLC that was due in 2023 ("Senior Secured Term Loan due 2023").

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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
revenue covenant ranges from $140 million, beginning March 31, 2021, and peaks at $225 million by June 30, 2023, continuing at that level until the Senior Secured Term Loan due 2026 is repaid. If an event of default occurs and is continuing, Hayfin Capital Management may declare all amounts outstanding under the Senior Secured Term Loan due 2026 to be immediately due and payable.
Senior Secured Term Loan due 2023
In September 2018, the Company entered into a loan agreement with BioPharma Credit PLC (“Senior Secured Term Loan due 2023") as the lender. The loan agreement provided for a $150 million senior secured term loan with an interest rate equal to the 3-month LIBOR plus 7.5% per annum and would mature in 5 years from the maturity date. The Senior Secured Term Loan due 2023 would be repaid in four quarterly payments equal to 12.5% thereof starting on the forty-eight month anniversary of the date of the first credit extension with the balance due on the Maturity Date. Interest was payable quarterly in arrears. The Senior Secured Term Loan due 2023 contained certain customary representations and warranties, affirmative and negative covenants, and events of default applicable to the Company and certain of its subsidiaries but did not include any financial covenants relating to the achievement or maintenance of revenue or cash flow. If an event of default occurred and was continuing, the lender could declare all amounts outstanding under the Senior Secured Term Loan due 2023 to be immediately due and payable. The Company received net proceeds of $146.6 million in September 2018, after deducting fees and expenses.
In July 2020, the Company used $156.3 million of the proceeds from the Senior Secured Term Loan due 2026 to voluntarily settle the principal amount, $1.1 million accrued interest, and $5.2 million in early settlement premiums. As a result of this early extinguishment, the Company recognized a loss on extinguishment of debt of $7.3 million in the Consolidated Statements of Operations.
Convertible Notes
In December 2016, the Company issued at par value $250 million aggregate principal amount of Convertible Notes, which included the exercise in full of the $25 million over-allotment option granted to the initial purchasers of the Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the "Note Offering"). Interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017. The Convertible Notes will mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. The Convertible Notes are convertible at the option of the holders of the Convertible Notes (the "Holders"), under certain circumstances and during certain periods, into cash, shares of the Company’s common stock or a combination thereof. The net proceeds from the Note Offering were $243.0 million, after deducting fees and expenses. In addition, the Company used approximately $13.5 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the capped call transactions ("Capped Call Confirmations") that the Company entered into in connection with the issuance of the Convertible Notes. In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components based on their relative values. The Convertible Notes were initially convertible into approximately 40.8 million shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 163.3987 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $6.12 per share of common stock, subject to adjustment under certain conditions. Holders may convert their Convertible Notes at their option at specified times prior to the maturity date of December 15, 2023, only if:
•during any fiscal quarter commencing after March 31, 2017, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the Convertible Notes on the last day of such preceding fiscal quarter;
•a holder submits its Convertible Notes for conversion during the five business day period following any five consecutive trading day period in which the trading price for the Convertible Notes, per $1,000 principal amount of the Convertible Notes, for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Convertible Notes on such date;

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
•the Company issues to all or substantially all of the holders of common stock rights options or warrants entitling then them for a period of not more than 60 calendar days after the date of such issuance to subscribe for or purchase shares of the common stock, at a price per share less than the average of the Last Reported Sale Prices of the common stock for the 10 consecutive Trading Day period ending on, and including, the Trading Day immediately preceding the date of announcement of such issuance or distributes to all or substantially all holders of the common stock the Company’s assets, debt securities or rights to purchase the Company’s securities which distribution has a per share value of exceeding 10% of the Last Reported Sale Price of the common stock on the Trading Day immediately preceding the date of announcement of such distribution;
•the Company enters into specified corporate transactions; or
•the Company has had a call for redemption, the holder can convert up until the second trading day immediately preceding the redemption date.
The Convertible Notes will be convertible, at the option of the note holders, regardless of whether any of the foregoing conditions have been satisfied, on or after September 15, 2023 at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of December 15, 2023.
During the first and second quarters of 2019, the Company entered into separate, privately negotiated Exchange Agreements with a limited number of holders of the Convertible Notes. Under the terms of the Exchange Agreements, the limited number of Holders agreed to exchange an aggregate principal amount of $247.2 million of Convertible Notes held by them in exchange for an aggregate of approximately 44.0 million shares of Company common stock, par value $0.01 per share. In addition, pursuant to the Exchange Agreements, the Company made aggregate cash payments of $1.3 million to the limited number of Holders to satisfy accrued and unpaid interest to the closing date of the transactions, along with cash in lieu of fractional shares. These transactions resulted in $215.0 million in additional paid-in-capital and common stock of $0.4 million on the Consolidated Balance Sheets as of December 31, 2019. Additionally, the Company recognized a loss on the exchange of debt of $40.6 million on the Consolidated Statements of Operations during the year ended December 31, 2019. During the second half of the year ended December 31, 2019, there were no additional debt conversion transactions.

During the first and second quarter of 2019, the Company terminated the Capped Call Confirmations related to the exchange of the Convertible Notes for proceeds of $19.9 million.
Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the years ended December 31, 2020 and 2019 respectively:

(in thousands)	December 31, 2020	December 31, 2019
Contractual interest expense	$20,933	$16,483
Amortization of debt discount	$1,267	$2,381
Amortization of deferred financing	$527	$165
Effective interest rate of the liability component, Convertible debt	10.6%	10.6%
Effective interest rate of the liability component, Senior Secured Term Loan due 2026	8.4%	—%
Effective interest rate of the liability component, Senior Secured Term Loan due 2023	—%	10.2%

13. Leases
The Company currently has operating leases for office and research laboratory space, equipment, and vehicles under agreements expiring at various dates through 2044, which include renewal options on leases which the Company is reasonably certain to exercise.
For the years ended December 31, 2020, and 2019, the operating lease expense was $11.1 million and $10.8 million, respectively. For the years ended December 31, 2020, and 2019, the Company paid $9.6 million and $4.9 million, respectively,

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
for amounts included in the measurement of operating lease liabilities and recorded $1.7 million and $21.8 million, respectively, of right-of-use assets and $0.5 million and $19.4 million, respectively of tenant improvements paid through lease incentives in exchange for new operating lease liabilities.
Commitments under finance leases are not significant for the years ended December 31, 2020, and 2019.
Supplemental balance sheet information related to operating leases were as follows:

(in thousands, except year and discount rate amounts)	December 31, 2020	December 31, 2019
Operating lease ROU asset	$23,296	$33,315

Current portion of the operating lease liabilities	$6,872	$7,189
Non-current portion of the operating lease liabilities	45,604	53,531
Total operating lease liability	$52,476	$60,720

Weighted-average remaining lease terms (years)	19.8	18.2
Weighted-average discount rate	13.0%	13.1%
At December 31, 2020, the future minimum operating lease payments were as follows:

(in thousands)	Operating Lease
2021	$8,549
2022	8,494
2023	8,691
2024	8,404
2025	8,371
Thereafter	153,241
Total lease payments	195,750
Less lease incentives	(28,939)
Less imputed interest	(114,335)
Total operating lease liability	$52,476

At December 31, 2019, the future minimum operating lease payments were as follows:

(in thousands)	Operating Lease
2020	$9,738
2021	10,787
2022	10,459
2023	10,809
2024	10,582
Thereafter	163,266
Total lease payments	$215,641
Less lease incentives	(28,939)
Less imputed interest	(125,982)
Total operating lease liability	$60,720

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Rent expense, including fees for utilities and common area maintenances under ASC 840 for the year ended December 31, 2018 was $5.7 million.
14. Income Taxes
For financial reporting purposes, loss before income taxes includes the following components:

	Years Ended December 31,
(in thousands)	2020	2019	2018
United States	$(365,332)	$(393,955)	$(309,183)
Foreign	91,078	38,045	(39,906)
Total	$(274,254)	$(355,910)	$(349,089)
Following were the components of income tax expense (benefit) for the years ended December 31, 2020, 2019, and 2018:

(in thousands)	2020	2019	2018
Current
Federal	$—	$—	$—
State	—	—	6
Foreign	4,163	2,877	(100)
Deferred
Federal	(1,410)	(984)	—
State	(155)	(1,415)	—
Foreign	—	—	—
Total	$2,598	$478	$(94)
A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Years Ended December 31,
	2020	2019	2018
Statutory rate	(21)%	(21)%	(21)%
State taxes, net of federal benefit	—	—	(4)
Nondeductible IPR&D	—	—	6
Contingent consideration	—	—	1
Tax credits	(7)	(16)	(10)
Impact of foreign operations	4	9	2
Nondeductible executive compensation	2	1	—
Nondeductible debt conversion	—	(1)	—
Other	—	(1)	—
Valuation allowance	23	29	26
Net	1%	—%	—%

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Tax Act also introduced an additional U.S. tax on certain non-U.S. subsidiaries’ earnings which are considered to be Global Intangible Low Taxed Income (referred to as "GILTI"). After consideration of the relevant guidance and completing the accounting for the tax effects of the Tax Act, the Company has elected to treat GILTI as a period cost.
The Company recorded an income tax expense of $4.2 million in 2020 for taxes in foreign jurisdictions and a $1.6 million tax benefit in 2020 for taxes in U.S. federal and state jurisdictions.
The Company did not recognize interest or penalties related to income tax during the period ended December 31, 2020 and did not accrue for interest or penalties as of December 31, 2020. The Company does not have an accrual for uncertain tax positions as of December 31, 2020. Tax returns for years 2015 through 2019 are open to examination by tax authorities. The Company is also subject to examination in any period for which it has net operating losses.
Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Deferred tax assets
Intellectual property	$68,209	$46,521
Amortization/depreciation	489	2,329
Research tax credit	182,651	141,669
Net operating loss carry forwards	305,876	286,850
Deferred reimbursements	1,912	2,230
Non-cash stock issue	17,553	19,058
Interest carry forward limitation	5,655	2,224
Lease liability	9,235	6,983
Other	10,855	13,921
Gross deferred tax assets	602,435	521,785
Deferred tax liabilities
Business acquisition	(4,937)	(5,051)
Royalty payable	(68,209)	(46,521)
Convertible notes	(94)	(653)
Advanced R&D payments	(1,776)	(2,611)
Right of use asset	(3,420)	(5,643)
Total net deferred tax assets	523,999	461,306
Less: valuation allowance	(528,895)	(466,357)
Net deferred tax liability	$(4,896)	$(5,051)
The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2020 and 2019, the Company recorded valuation allowances of $528.9 million and $466.4 million, respectively, representing an increase in the valuation allowance of $62.5 million in 2020, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years. The deferred tax liability related to business acquisitions pertains to the basis difference in IPR&D acquired by the Company. The Company's policy is to record a deferred tax liability related to acquired IPR&D that may eventually be realized either upon amortization of the asset when the research is completed, and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
As of December 31, 2020, the Company had federal and state net operating loss carry forwards ("NOLs") of approximately $1,156 million and $889.4 million, respectively. The federal carry forward for losses generated prior to 2018 will expire in 2029 through 2037. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the 2017 Tax Act. Most of the state carry forwards generated prior to 2009 have expired through 2016. The remaining state carry forwards including those generated in 2009 through 2020 will expire in 2029 through 2040. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended ( the "Code") as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past and could occur again in the future. Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. The Company may experience ownership changes in the future as a result of shifts in the stock ownership some of which are outside the Company's control. The Company completed a detailed study of the NOLs and determined that there was not an ownership change in excess of 50%. Ownership changes in future periods may place additional limits on the Company's ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently decrease the amount of state attributes and increase state taxes owed.
The Company also has research and experimentation and orphan drug credit carryforwards of approximately $30.4 million and $141.8 million, respectively, which will expire in the years 2021 through 2040. Deferred tax assets for these carryforwards are subject to a full valuation allowance.
15. Collaborative Agreements
University of Pennsylvania
In October 2018, as amended, the Company entered into a collaboration agreement with Penn to pursue research and development of novel gene therapies. The Company's gene therapy portfolio pipeline expanded to include Pompe disease, Fabry disease, CDD, CLN1, MPS IIIB, as well as a next generation program in MPS IIIA. This expanded collaboration with Penn also provides the Company with exclusive disease-specific access and option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies.
Under the expanded collaboration agreement with Penn, Penn is eligible to receive certain milestone, royalty and discovery research payments with respect to licensed products for each indication. Milestone payments are payable following the achievement of certain development and commercial milestone events in each indication, up to an aggregate of $88.0 million per indication. Royalty payments are based on net sales of licensed products on a licensed product-by-licensed product and country- by-country basis. The Company will provide $10.0 million each year during the five-year agreement to fund the discovery research program. In connection with the collaboration agreement, the Company made an upfront payment of $7 million in cash to Penn in 2018 that was expensed to research and development expense in the Consolidated Statements of Operations.
GlaxoSmithKline
In July 2012, as amended in November 2013, the Company entered into an agreement with GlaxoSmithKline ("GSK"), pursuant to which Amicus obtained global rights to develop and commercialize Galafold® as a monotherapy and in combination with ERT for Fabry disease (“Collaboration Agreement”). Under the terms of the Collaboration Agreement, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S.
The contingent milestone payments due to GSK are recorded within the short term and long term deferred reimbursements accounts on the Consolidated Balance Sheets. Sales based tiered royalties due to GSK are recorded within the cost of goods sold within the Consolidated Statements of Operations.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
For the year ended December 31, 2020, under the GSK collaboration agreements, the Company paid $1.3 million in sales-based milestones and the Company incurred approximately $21.7 million of royalty expenses. As of December 31, 2020, $8.9 million was recorded as deferred reimbursements and the Company recognized a liability of $6.6 million related to royalties payable to GSK in accounts payable and accrued expenses in the Consolidated Balance Sheets.
16. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Years Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Numerator:
Net loss attributable to common stockholders	$(276,852)	$(356,388)	$(348,995)
Denominator:
Weighted average common shares outstanding — basic and diluted	258,867,380	240,421,001	185,790,021
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	Years ended December 31,
(in thousands)	2020	2019	2018
Options to purchase common stock	14,032	16,724	15,810
Convertible notes	462	462	40,850
Outstanding warrants, convertible to common stock	2,555	2,555	2,657
Unvested restricted stock units	7,080	5,792	3,712
Total number of potentially issuable shares	24,129	25,533	63,029

17. Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
(in thousands except per share data)	March 31	June 30	September 30	December 31
2020
Net product sales	$60,525	$62,353	$67,437	$70,571
Net loss	$(88,948)	$(52,492)	$(64,011)	$(71,401)
Basic and diluted net loss per common share (1)	$(0.35)	$(0.20)	$(0.25)	$(0.27)
2019
Net product sales	$34,046	$44,130	$48,768	$55,293
Net loss	$(120,299)	$(84,551)	$(61,809)	$(89,729)
Basic and diluted net loss per common share (1)	$(0.56)	$(0.36)	$(0.24)	$(0.35)
_______________________________
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management's Report on Internal Control Over Financial Reporting
The information required by this section which includes the "Management's Report on Consolidated Financial Statements and Internal Control over Financial Reporting" and the "Report of Independent Registered Public Accounting Firm" are incorporated by reference from "Item 8. Financial Statements and Supplementary Data."
Item 9B.    OTHER INFORMATION.
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive proxy statement for our 2021 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.
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
3. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
2.1	Agreement and Plan of Merger, dated November 19, 2013, by and among Amicus Therapeutics, Inc., CB Acquisition Corp., Callidus BioPharma, Inc., and Cuong Do	Form 8-K	2/12/2014	2.1
2.2	Amendment to Agreement and Plan of Merger, dated September 30, 2015, by and among the Registrant, Titan Merger Sub Corp. and Scioderm, Inc.	Form 8-K	9/30/2015	2.2
+2.3	Agreement and Plan of Merger, dated July 5, 2016, by and among MiaMed, Inc., the Registrant and Minervas Merger Sub, Inc.	Form 8-K	7/6/2016	2.1
+2.4	Agreement and Plan of Merger, dated as of September 19, 2018, by and among Amicus Therapeutics, Inc., Columbus Merger Sub Corp., Celenex, Inc. and Shareholder Representative Services LLC, solely in its capacity as the Shareholders’ Representative	Form 8-K	9/25/2018	2.1
3.1	Restated Certificate of Incorporation of the Registrant.	Form 10-K	2/28/2012	3.1
3.2	Restated By-laws of the Registrant.	S-1/A (333-141700)	4/27/2007	3.4
3.3	Certificate of Amendment to the Registrant's Restated Certificate of Incorporation, as amended.	Form 8-K	6/10/2015	3.1
3.4	Certificate of Amendment to the Restated Certificate of Incorporation	Form 8-K	6/8/2018	3.1
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1 (333-141700)	3/30/2007	4.1
4.2	Third Amended and Restated Investor Rights Agreement, dated as of September 13, 2006, as amended	S-1 (333-141700)	3/30/2007	4.2
4.3	Form of Warrant to Purchase Common Stock	Form 8-K	2/22/2016	4.1
4.4	Form of Warrant to Purchase Common Stock	Form 8-K	7/1/2016	4.1
4.5	Indenture, dated December 21, 2016, by and between the Registrant and Wilmington Trust, National Association	Form 8-K	12/21/2016	4.1
4.6	Form of Indenture	Form S-3ASR	4/24/2016	4.7
4.7	Description of the Registrant's securities	Form 10-K	3/2/2020	4.8
*10.1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333-141700)	4/27/2007	10.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
10.2	Form of Director and Officer Indemnification Agreement	S-1 (333-141700)	3/30/2007	10.17
*10.3	Amended and Restated 2007 Director Option Plan and form of option agreement	Form 8-K	6/18/2010	10.2
10.4	Lease Agreement dated August 16, 2011 between the Registrant and Cedar Brook 3 Corporate Center, L.P.	Form 8-K	8/16/2011	10.1
10.5	Securities Purchase Agreement, dated November 20, 2013 by and among the Company and the purchasers identified therein	Form 8-K	11/20/2013	10.1
+10.6	Second Restated Agreement, dated November 19, 2013 by and between the Registrant and Glaxo Group Limited	Form 10-K	3/3/2014	10.46
*10.7	Amicus Amicus Therapeutics, Inc. Amended and Restated Restricted Stock Unit Deferral Plan	Form 8-K	12/28/2017	10.1
*10.8	Employment Agreement dated April 23, 2014, between the Registrant and John F. Crowley	Form 8-K	4/25/2014	10.1
*10.9	Amended and Restated 2007 Equity Incentive Plan	DEF 14A	4/24/2020	A
*10.10	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/28/2016	10.1
10.11	First Amendment to Lease, dated September 9, 2015, by and between Cedar Brook 3 Corporate Center, L.P. and the Registrant	Form 8-K	9/14/2015	10.1
10.12	Note and Warrant Purchase Agreement by and among the Registrant and the purchasers identified on the signature pages thereto, dated February 19, 2016.	Form 8-K	2/22/2016	10.1
10.13	Joinder to and Amendment of Note and Warrant Purchase Agreement by and among Amicus Therapeutics, Inc., Amicus Therapeutics UK Limited, Amicus Therapeutics International Holding LTD and the purchasers identified on the signature pages thereto, dated as of June 30, 2016	Form 8-K	7/1/2016	10.2
10.14	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and P Redmile Ltd.	Form 8-K	12/21/2016	10.7
10.15	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Capital Offshore Fund, Ltd.	Form 8-K	12/21/2016	10.8
10.16	Note Purchase Agreement, dated December 15, 2016, by among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Capital Offshore Fund II, Ltd.	Form 8-K	12/21/2016	10.9
10.17	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Special Opportunities Fund, Ltd.	Form 8-K	12/21/2016	10.10

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
10.18	Note Purchase Agreement, dated December 15, 2016, by and among the Registrant, Amicus Therapeutics International Holding LTD and Redmile Capital Fund, LP	Form 8-K	12/21/2016	10.11
10.19	Note Purchase Agreement, dated December 15, 2016, by and between Amicus Therapeutics International Holding LTD and GCM Grosvenor Special Opportunities Master Fund, Ltd.	Form 8-K	12/21/2016	10.12
10.20	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 8-K	12/30/2016	10.1
10.21	Form of Exchange Agreements Relating to Company's 3.00% Convertible Senior Notes due 2023	Form 8-K	1/24/2019	10.1
10.22	Form of Exchange Agreements Relating to Company's 3.00% Convertible Senior Notes due 2023	Form 8-K	2/8/2019	10.1
10.23	Form of Exchange Agreements Relating to Company's 3.00% Convertible Senior Notes due 2023	Form 8-K	3/13/2019	10.1
10.24	Form of Exchange Agreements Relating to Company's 3.00% Convertible Senior Notes due 2023	Form 8-K	5/22/2019	10.1
10.25	Form of Exchange Agreements Relating to Company's 3.00% Convertible Senior Notes due 2023	Form 8-K	6/19/2019	10.1
**10.26	Amended and Restated Research, Collaboration & License Agreement, dated May 28, 2019, by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania	Form 10-Q	8/8/2019	10.2
10.27	Amendment #1 to the Amicus Therapeutics, Inc. Cash Deferral Plan.	Form 8-K	10/26/2014	10.1
10.28	Amendment #2 to the Amicus Therapeutics, Inc. Cash Deferral Plan.	Form 8-K	12/19/2019	10.1
*10.29	Amendment No. 1 to Employment Agreement dated April 23, 2014 between the Registrant and John F. Crowley	Form 10-K	3/2/2020	10.44
*10.30	Employment Agreement dated February 18, 2020 between the Registrant and Ellen S. Rosenberg	Form 10-K	3/2/2020	10.45
*10.31	Employment Agreement dated February 18, 2020, between the Registrant and Bradley L. Campbell	Form 10-K	3/2/2020	10.46
*10.32	Employment Agreement dated February 18, 2020, between the Registrant and Jay Barth, M.D.	Form 10-K	3/2/2020	10.47

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
*10.33	Employment Agreement dated February 18, 2020, between the Registrant and Daphne Quimi	Form 10-K	3/2/2020	10.48
*10.34	Employment Agreement dated February 18, 2020 between the Registrant and Hung Do	Form 10-K	3/2/2020	10.49
10.35	First Amendment to the Amended and Restated Research, Collaboration & License Agreement dated December 20, 2019 by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.	Form 10-Q	5/7/2020	10.1
10.36	Second Amendment to the Amended and Restated Research, Collaboration & License Agreement dated March 26, 2020 by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.	Form 10-Q	5/7/2020	10.2
10.37	Notice of Non-Renewal of Lease Agreement dated August 16, 2011 between the Registrant and Cedar Brook 3 Corporate Center, L.P.	Form 10-Q	8/10/2020	10.1
10.38	Loan Agreement, dated as of July 17, 2020, by and among Amicus Therapeutics International Holding Ltd, as Borrower, Amicus Therapeutics, Inc. as Parent and a Guarantor, certain subsidiaries of Parent as additional Guarantors, and Hayfin Services LLP as Agent for certain lenders	Form 10-Q	8/10/2020	10.2
*10.39	Form of Board Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan				X
*10.40	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan				X
*10.41	Form of Board Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan				X
*10.42	Form of Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan				X
21	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.				X
104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (included in Exhibit 101).				X
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2021.

AMICUS THERAPEUTICS, INC. (Registrant)
By:	/s/ John F. Crowley
John F. Crowley Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Crowley	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2021
(John F. Crowley)

/s/ Bradley L. Campbell	President and Chief Operating Officer (President)	March 1, 2021
(Bradley L. Campbell)

/s/ Daphne Quimi	Chief Financial Officer (Principal Financial Officer)	March 1, 2021
(Daphne Quimi)

/s/ Samantha Prout	Global Controller (Principal Accounting Officer)	March 1, 2021
(Samantha Prout)

/s/ Robert Essner	Director	March 1, 2021
(Robert Essner)

/s/ Margaret G. McGlynn, R.Ph.	Director	March 1, 2021
(Margaret G. McGlynn, R.Ph.)

/s/ Michael G. Raab	Director	March 1, 2021
(Michael G. Raab)

/s/ Glenn Sblendorio	Director	March 1, 2021
(Glenn Sblendorio)

Signature	Title	Date

/s/ Craig Wheeler	Director	March 1, 2021
(Craig Wheeler)

/s/ Lynn Bleil	Director	March 1, 2021
(Lynn Bleil)

/s/ Burke Whitman	Director	March 1, 2021
(Burke Whitman)

/s/ Michael A. Kelly	Director	March 1, 2021
(Michael A. Kelly)