Form 10-Q
period 2021-03-31
AMICUS THERAPEUTICS, INC.
filed 2021-05-10
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of April 26, 2021 was 266,060,455 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended March 31, 2021

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
In light of these risks and uncertainties, we may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, or investments we may make. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.
You should read this Quarterly Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (including the documents incorporated by reference therein) completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements speak only as of the date of this report. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$184,833	$163,240
Investments in marketable securities	232,596	320,029
Accounts receivable	44,931	46,923
Inventories	18,801	19,556
Prepaid expenses and other current assets	21,730	29,721
Total current assets	502,891	579,469
Operating lease right-of-use assets, less accumulated amortization of $7,499 and $7,574 at March 31, 2021 and December 31, 2020, respectively	22,363	23,296
Property and equipment, less accumulated depreciation of $15,961 and $14,487 at March 31, 2021 and December 31, 2020, respectively	43,445	43,863
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	20,538	19,095
Total Assets	$810,034	$886,520
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,110	$17,063
Accrued expenses and other current liabilities	57,178	96,841
Contingent consideration payable	19,600	8,900
Operating lease liabilities	6,764	6,872
Total current liabilities	99,652	129,676
Deferred reimbursements	7,406	7,406
Long-term debt	389,789	389,254
Contingent consideration payable	6,696	16,925
Deferred income taxes	4,896	4,896
Operating lease liabilities	44,431	45,604
Other non-current liabilities	6,268	6,379
Total liabilities	559,138	600,140
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 266,007,718 and 262,063,461 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2,680	2,650
Additional paid-in capital	2,350,507	2,308,578
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	9,020	8,412
Unrealized loss on available-for-sale securities	(185)	(185)
Warrants	—	12,387
Accumulated deficit	(2,111,126)	(2,045,462)
Total stockholders’ equity	250,896	286,380
Total Liabilities and Stockholders’ Equity	$810,034	$886,520
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Net product sales	$66,402	$60,525
Cost of goods sold	6,539	6,552
Gross profit	59,863	53,973
Operating expenses:
Research and development	64,117	89,120
Selling, general, and administrative	46,726	40,215
Changes in fair value of contingent consideration payable	471	931
Depreciation and amortization	1,604	1,764
Total operating expenses	112,918	132,030
Loss from operations	(53,055)	(78,057)
Other (expense) income:
Interest income	165	1,515
Interest expense	(7,992)	(3,729)
Other expense	(3,200)	(8,316)
Loss before income tax	(64,082)	(88,587)
Income tax expense	(1,582)	(361)
Net loss attributable to common stockholders	$(65,664)	$(88,948)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.25)	$(0.35)
Weighted-average common shares outstanding — basic and diluted	264,369,317	256,968,248
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(65,664)	$(88,948)
Other comprehensive gain (loss):
Foreign currency translation adjustment gain, net of tax impact of $132 and $1,536, respectively	608	4,196
Unrealized loss on available-for-sale securities, net of tax impact of $0 and $(56), respectively	—	(209)
Other comprehensive income	$608	$3,987
Comprehensive loss	$(65,056)	$(84,961)
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	262,063,461	$2,650	$2,308,578	$12,387	$8,227	$(2,045,462)	$286,380
Stock issued from exercise of stock options, net	488,111	4	4,157	—	—	—	4,161
Restricted stock tax vesting	897,063	—	(14,194)	—	—	—	(14,194)
Stock-based compensation	—	—	20,354	—	—	—	20,354
Warrants exercised	2,554,999	26	31,591	(12,387)	—	—	19,230
Equity component of the convertible notes	4,084	—	21	—	—	—	21
Foreign currency translation adjustment	—	—	—	—	608	—	608
Net loss	—	—	—	—	—	(65,664)	(65,664)
Balance at March 31, 2021	266,007,718	$2,680	$2,350,507	$—	$8,835	$(2,111,126)	$250,896

Three Months Ended March 31, 2020

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	255,417,869	$2,598	$2,227,225	$12,387	$2,825	$(1,768,610)	$476,425
Stock issued from exercise of stock options, net	958,947	9	6,068	—	—	—	6,077
Restricted stock tax vesting	1,073,139	—	(7,543)	—	—	—	(7,543)
Stock-based compensation	—	—	12,596	—	—	—	12,596
Unrealized holding loss on available-for-sale securities	—	—	—	—	(209)	—	(209)
Foreign currency translation adjustment	—	—	—	—	4,196	—	4,196
Net loss	—	—	—	—	—	(88,948)	(88,948)
Balance at March 31, 2020	257,449,955	$2,607	$2,238,346	$12,387	$6,812	$(1,857,558)	$402,594
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(65,664)	$(88,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	555	231
Depreciation and amortization	1,604	1,764
Stock-based compensation	20,354	12,596
Non-cash changes in the fair value of contingent consideration payable	471	931
Foreign currency remeasurement loss	2,846	10,662
Changes in operating assets and liabilities:
Accounts receivable	839	(8,358)
Inventories	741	(251)
Prepaid expenses and other current assets	7,669	4,016
Accounts payable and accrued expenses	(40,191)	(35,251)
Other non-current assets and liabilities	(1,578)	(5,334)
Net cash used in operating activities	$(72,354)	$(107,942)
Investing activities
Sale and redemption of marketable securities	163,680	106,140
Purchases of marketable securities	(76,247)	(12,088)
Capital expenditures	(868)	(806)
Net cash provided by investing activities	$86,565	$93,246
Financing activities
Payment of finance leases	(368)	(21)
Purchase of vested restricted stock units	(14,194)	(7,543)
Proceeds from exercise of stock options	4,161	6,077
Proceeds from exercise of warrants	19,230	—
Net cash provided by (used in) financing activities	$8,829	$(1,487)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(1,153)	$(4,265)
Net increase(decrease) in cash, cash equivalents, and restricted cash at the end of the period	21,887	(20,448)
Cash, cash equivalents, and restricted cash at beginning of period	166,162	146,341
Cash, cash equivalents, and restricted cash at the end of period	$188,049	$125,893
Supplemental disclosures of cash flow information
Tenant improvements paid through lease incentives	$—	$254
Cash paid during the period for interest	$7,513	$3,693
Capital expenditures unpaid at the end of period	$188	$589
Cash paid for taxes	$2,472	$1,627

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
The lead biologics program of the Company's pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, clinical-stage, potential best-in-class treatment paradigm for Pompe disease. In February 2019, the U.S. Food and Drug Administration ("FDA") granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late-onset Pompe disease. The Company initiated the rolling Biologic License Application ("BLA") submission to the FDA in the fourth quarter of 2020.
The Company has established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("Nationwide Children's") and a research collaboration with the University of Pennsylvania ("Penn"). The Company's pipeline includes gene therapy programs in rare, neurologic lysosomal disorders ("LDs"), specifically: CLN6, CLN3, and CLN1 Batten disease, Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Mucopolysaccharidosis Type IIIB ("MPS IIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPS IIIA"). This research collaboration with Penn also provides the Company with exclusive disease-specific access and option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of more prevalent rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies. In the first quarter of 2020, the FDA granted Fast Track designation to the CLN3 Batten disease gene therapy, AT-GTX-502, for the treatment of pediatric patients less than 18 years of age. In September 2020 and February 2021, the European Medicines Agency granted Priority Medicines designation and the FDA granted Fast Track Designation, respectively, to the CLN6 Batten disease gene therapy, AT-GTX-501, for the treatment of patients with variant late infantile neuronal ceroid lipofuscinosis 6 ("vLINCL6").
The Company's operations have not been significantly impacted from the novel coronavirus (“COVID-19”) pandemic thus far. However, the Company continued to observe increased lag times between patient identification and Galafold® initiation due to the resurgence of COVID-19 into 2021. The Company has maintained operations in all geographies, secured its global supply chain for its commercial and clinical products, and maintained the operational integrity of its clinical trials, with minimal disruption. The Company believes its ability to continue to operate without any significant disruptions will depend on the continued health of its employees, the ongoing demand for Galafold® and the continued operation of its global supply chain. The Company has continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of its global workforce. However, the Company's results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.
The Company had an accumulated deficit of $2.1 billion as of March 31, 2021 and anticipates incurring losses through the fiscal year ending December 31, 2021 and beyond. The Company has historically funded its operations through stock offerings, debt issuances, Galafold® revenues, collaborations, and other financing arrangements.
Based on current operating models, the Company believes that the current cash position, which includes expected revenues, is sufficient to fund the Company's operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact the Company's future capital requirements.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying unaudited Consolidated Financial Statements in accordance with the U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's interim financial information.
The accompanying unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company's financial statements and related notes as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020. For a complete description of the Company's accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Additionally, the Company assessed the impact COVID-19 pandemic has had on its operations and financial results as of March 31, 2021 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses.
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
The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold®. The Company's accounts receivable at March 31, 2021 have arisen from product sales primarily in Europe and the U.S. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of March 31, 2021, the Company recorded an allowance for doubtful accounts of $0.1 million.
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
The following table summarizes the Company's net product sales from Galafold® disaggregated by geographic area:

	Three Months Ended March 31,
(in thousands)	2021	2020
U.S.	$20,853	$17,772
Ex-U.S.	45,549	42,753
Total net product sales	$66,402	$60,525
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
The lease term for all of the Company's leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company applies this policy to all underlying asset categories.
Recent Accounting Developments - Guidance Adopted in 2021
ASU 2019-12 - In December 2019, the Financial Accounting Standard Board issued Accounting Standard Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). This new guidance removes specific exceptions to the general principles in Topic 740. It eliminates the need for an organization to analyze whether the following applies in a given period: (i) exception to the incremental approach for intraperiod tax allocation; (ii) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (iii) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also improves financial statement preparers’ application of income tax-related guidance and simplifies the following: (i) franchise taxes that are partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this guidance prospectively on January 1, 2021. The adoption did not have a material impact on the Company's Consolidated Financial Statements or related disclosures.
Recent Accounting Developments - Guidance Not Yet Adopted
The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company's Consolidated Financial Statements or related disclosures.
Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of March 31, 2021, the Company held $184.8 million in cash and cash equivalents and $232.6 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within accumulated other comprehensive loss in the Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss the Company would recognize an allowance and the corresponding credit loss would be included in earnings.
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

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of March 31, 2021
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$184,833	$—	$—	$184,833
Corporate debt securities	20,936	—	(4)	20,932
Commercial paper	151,300	10	(3)	151,307
Asset-backed securities	13,718	1	(3)	13,716
U.S. government agency bonds	46,228	12	—	46,240
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$417,416	$23	$(10)	$417,429
Included in cash and cash equivalents	$184,833	$—	$—	$184,833
Included in marketable securities	232,583	23	(10)	232,596
Total cash, cash equivalents, and marketable securities	$417,416	$23	$(10)	$417,429

	As of December 31, 2020
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$163,240	$—	$—	$163,240
Corporate debt securities	39,525	4	(16)	39,513
Commercial paper	217,087	14	(6)	217,095
Asset-backed securities	9,420	18	—	9,438
U.S. government agency bonds	53,583	3	(4)	53,582
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$483,256	$39	$(26)	$483,269
Included in cash and cash equivalents	$163,240	$—	$—	$163,240
Included in marketable securities(1)	320,016	39	(26)	320,029
Total cash, cash equivalents, and marketable securities	$483,256	$39	$(26)	$483,269

For the three months ended March 31, 2021 there were no realized gains or losses. For the fiscal year ended December 31, 2020, there were nominal realized gains. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of March 31, 2021 and December 31, 2020 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive gain (loss). The fair value of these marketable securities in unrealized loss positions was $114.5 million and $124.9 million as of March 31, 2021 and December 31, 2020, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2021	March 31, 2020
Cash and cash equivalents	$184,833	$123,231
Restricted cash	3,216	2,662
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$188,049	$125,893

Note 4. Inventories
Inventories consist of raw materials, work-in-process, and finished goods related to the manufacture of Galafold®. The following table summarizes the components of inventories:

(in thousands)	March 31, 2021	December 31, 2020
Raw materials	$3,709	$5,547
Work-in-process	10,023	7,693
Finished goods	5,069	6,316
Total inventories	$18,801	$19,556
The Company recorded a reserve for inventory of $0.2 million and $0.1 million as of March 31, 2021 and December 31, 2020, respectively.
Note 5. Debt
The Company's debt consists of the following:

(in thousands)	March 31, 2021	December 31, 2020
Senior Secured Term Loan due 2026:
Principal	$400,000	$400,000
Less: debt discount (1)	(7,139)	(7,434)
Less: deferred financing (1)	(5,371)	(5,592)
Net carrying value of the Senior Secured Term Loan	$387,490	$386,974

Convertible Notes (2):
Principal(3)	$2,800	$2,825
Less: debt discount (1)	(476)	(518)
Less: deferred financing (1)	(25)	(27)
Net carrying value of the Convertible Notes	$2,299	$2,280

Net carrying value of Long-term debt	$389,789	$389,254
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
(3) In the first quarter of 2021, the Company exchanged an aggregate principal amount of $25.0 thousand of Convertible Notes in exchange for an aggregate of approximately 4.1 thousand shares of Company common stock, par value $0.01 per share.

Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
(in thousands)	2021	2020
Contractual interest expense	$7,521	$3,585
Amortization of debt discount	$332	$206
Amortization of deferred financing	$223	$25

Note 6. Stockholders' Equity
In February 2021, 1,050,000 warrants were exercised at $7.06 per share of common stock resulting in gross cash proceeds of $7.4 million. Additionally, in March 2021, 1,294,999 warrants were exercised at $7.98 per share of common stock and 210,000 warrants were exercised at $7.06 per share of common stock resulting in gross cash proceeds of $11.8 million.
Note 7. Share-Based Compensation
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
Stock Option Grants
The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected stock price volatility	66.7%	75.2%
Risk free interest rate	0.4%	1.7%
Expected life of options (years)	5.40	5.67
Expected annual dividend per share	$—	$—

A summary of the Company's stock options for the three months ended March 31, 2021 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2020	14,032	$9.54
Granted	1,818	$21.46
Exercised	(493)	$8.54
Forfeited	(273)	$12.40
Options outstanding, March 31, 2021	15,084	$10.96	6.7	$18.5
Vested and unvested expected to vest, March 31, 2021	13,643	$10.71	6.4	$18.3
Exercisable at March 31, 2021	8,962	$9.04	5.2	$17.7
During the three months ended March 31, 2021, nominal stock options expired at a weighted average exercise price of $15.36. As of March 31, 2021, the total unrecognized compensation cost related to non-vested stock options granted was $38.7 million and is expected to be recognized over a weighted average period of three years.

Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2020	7,080	$11.35
Granted	2,131	$20.22
Vested	(1,435)	$17.38
Forfeited	(310)	$13.36
Non-vested units as of March 31, 2021	7,466	$14.14	2.7	$73.8
All non-vested units are expected to vest over their normal term. As of March 31, 2021, there was $64.5 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of three years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Consolidated Statements of Operations related to the equity awards:

	Three Months Ended March 31,
(in thousands)	2021	2020
Equity compensation expense recognized in:
Research and development expense	$6,305	$5,253
Selling, general, and administrative expense	14,049	7,343
Total equity compensation expense	$20,354	$12,596

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

A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of March 31, 2021 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$151,307	$151,307
Asset-backed securities	13,716	13,716
Corporate debt securities	20,932	20,932
U.S. government agency bonds	46,240	46,240
Money market funds	4,296	4,296
	$236,491	$236,491

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$26,296	$26,296
Deferred compensation plan liability	3,946	—	3,946
	$3,946	$26,296	$30,242
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
The Company's Convertible Notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. The fair value of the Convertible Notes at March 31, 2021 was $4.5 million.
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
The Company did not have any Level 3 assets as of March 31, 2021 or December 31, 2020.

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
The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB-200 Pompe program:

Contingent Consideration Liability	Fair Value as of March 31, 2021	Valuation Technique	Unobservable Input	Range
	(in thousands)

			Discount rate	7.5%

Clinical and regulatory milestones	$25,559	Probability weighted discounted cash flow	Probability of achievement of milestones	75% - 78%

			Projected year of payments	2021 - 2022
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
The following table shows the change in the balance of contingent consideration payable for the three months ended March 31, 2021 and March 31, 2020, respectively:

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance, beginning of the period	$25,825	$22,681
Changes in fair value during the period, included in the Consolidated Statements of Operations	471	931
Balance, end of the period	$26,296	$23,612

Note 9. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Numerator:
Net loss attributable to common stockholders	$(65,664)	$(88,948)
Denominator:
Weighted average common shares outstanding — basic and diluted	264,369,317	256,968,248
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of March 31,
(in thousands)	2021	2020
Options to purchase common stock	15,084	19,086
Convertible notes	458	462
Outstanding warrants, convertible to common stock	—	2,554
Unvested restricted stock units	7,466	7,562
Total number of potentially issuable shares	23,008	29,664

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
The lead biologics program of our pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, clinical-stage, potential best-in-class treatment paradigm for Pompe disease. In February 2019, the U.S. Food and Drug Administration ("FDA") granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late-onset Pompe disease. We initiated the rolling Biologic License Application ("BLA") submission to the FDA in the fourth quarter of 2020.
    We have established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("Nationwide Children’s") and a research collaboration with the University of Pennsylvania ("Penn"). Our pipeline includes gene therapy programs in rare, neurologic lysosomal disorders ("LDs"), specifically: CLN6, CLN3, and CLN1 Batten disease, Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Mucopolysaccharidosis Type IIIB ("MPS IIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPS IIIA"). Our research collaboration with Penn also provides us with exclusive disease-specific access and the option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of more prevalent rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies. In the first quarter of 2020, the FDA granted Fast Track designation to the CLN3 Batten disease gene therapy, AT-GTX-502, for the treatment of pediatric patients less than 18 years of age. In September 2020 and February 2021, the European Medicines Agency ("EMA") granted Priority Medicines ("PRIME") designation and the FDA granted Fast Track designation, respectively, to the CLN6 Batten disease gene therapy, AT-GTX-501, for the treatment of patients with variant late infantile neuronal ceroid lipofuscinosis 6 ("vLINCL6").
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
Our operations have not been significantly impacted from the novel coronavirus (“COVID-19”) pandemic thus far. However, we continued to observe increased lag times between patient identification and Galafold® initiation due to the resurgence of COVID-19 into 2021. We have maintained operations in all geographies, secured our global supply chain for our commercial and clinical products, as well as maintained the operational integrity of our clinical trials, with minimum disruptions. Our ability to continue to operate without any significant disruptions will depend on the continued health of our employees, the ongoing demand for Galafold® and the continued operation of our global supply chain. We have continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of our global workforce. However, our results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.

Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the three months ended March 31, 2021, Galafold® revenue totaled $66.4 million, an increase of $5.9 million compared to the same period in the prior year. We continue to see strong commercial momentum and expansion into additional geographies. In countries where we have been operating the longest, we see an increasing proportion of previously untreated patients come onto Galafold®. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.
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
•Pipeline advancement and growth. We have established an industry leading gene therapy portfolio of medicines for people living with rare metabolic diseases through a license with Nationwide Children’s and a research collaboration with Penn. Some recent advances include, in February 2021, we presented initial clinical data a from the Phase 1/2 CLN3 gene therapy study that suggests early signs of disease stabilization and the potential to slow the neurological disease progression in children living with CLN3 Batten disease. Additionally, in February 2021, we presented preclinical data from our Fabry disease gene therapy clinical candidate, AT-GTX-701, with an engineered GLA transgene improved for stability demonstrated greater substrate reduction than wild type constructs across all tissues and doses.
•Manufacturing. We continued to manufacture our Pompe biologic at commercial scale (1,000L) for our clinical studies and early commercial inventory. Our supply agreement with WuXi Biologics and current capacity are expected to produce sufficient quantities to support commercial needs after receipt of applicable regulatory approvals if obtained. For gene therapy, we are working with our strategic partners to support our clinical manufacturing capabilities. Thus far, our global supply chains have not been interrupted and we have maintained our ability to manufacture Galafold® as well as our clinical supply during the COVID-19 pandemic.
•Financial strength. Total cash, cash equivalents, and marketable securities as of March 31, 2021 was $417.4 million. Based on current operating models, we believe that the current cash position, which includes expected revenues, is sufficient to fund our operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
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

Gene Therapy for Fabry Disease
We are committed to continued innovation for all people living with Fabry disease. For people living with Fabry disease who have non-amenable variants, which are not suitable for Galafold® as a monotherapy, our strategy is to develop a Fabry gene therapy. In October 2018, we expanded our gene therapy portfolio through a collaboration agreement with Penn to pursue research and development of novel gene therapies, including Fabry disease, and other indications. In October 2019, we disclosed preliminary data from a Fabry adeno-associate viral ("AAV") gene therapy using an Amicus-engineered transgene that demonstrated high levels of GLA activity and robust GL-3 reduction in a mouse model of Fabry disease. In February 2021, we presented initial preclinical data from our investigational AAV gene therapy program. This initial preclinical study assessed a range of single doses of AAV in Gla knockout mice with either wild-type hGLA (“unmodified hGLA”) or an Amicus/Penn engineered hGLA transgenes (“engineered hGLA” or “AT-GTX- 701”). The engineered hGLA AAV gene therapy demonstrated stable homodimer formation, enhanced temperature, plasma and neutral ph stability compared to the unmodified hGLA AAV gene therapy. In the lowest tested dose of AT-GTX-701, Gla knockout mice showed partial substrate reduction, while highest tested dose resulted in near complete substrate reduction. Additionally, AT-GTX-701 demonstrated significantly greater lyso-Gb3/GL-3 substrate reduction across all Fabry disease relevant tissues including the dorsal root ganglia (“DRG”), kidney, and heart, with reductions at low dose being equal to or greater than the reductions observed at higher doses with wildtype transgene and provided the first evidence for DRG storage reduction in a Fabry mouse model treated with an AAV gene therapy.
Novel ERT for Pompe Disease
We are leveraging our biologics capabilities to develop AT-GAA, a novel treatment paradigm for Pompe disease. AT-GAA consists of a uniquely engineered rhGAA enzyme, ATB200, or cipaglucosidase alfa, with an optimized carbohydrate structure to enhance lysosomal uptake, administered in combination with AT2221, or miglustat, that functions as an enzyme stabilizer. The small molecule enzyme stabilizer, miglustat or AT2221, binds to and stabilizes ATB200, or cipaglucosidase alfa, preventing inactiviation of rhGAA in circulation to improve the uptake of active enzyme in key disease-relevant tissues, resulting in increased clearance of accumulated substrate, glycogen. Miglustat is not an active ingredient that contributes directly to substrate reduction ("glycogen").
We initiated ATB200-03 (or "PROPEL"), a global Phase 3 clinical study of AT-GAA in adult patients with late-onset Pompe disease in December 2018 and completed last patient, last visit in December 2020. In February 2021, we reported topline results from the Phase 3 PROPEL study. Patients in PROPEL were randomized 2:1 so that for every two patients randomized to be treated with AT-GAA, one was randomized to be treated with alglucosidase alfa. Of the Pompe patients enrolled, 77% were being treated with alglucosidase alfa (n=95) immediately prior to enrollment (“Switch”) and 23% had never been treated with any ERT (n=28) (“Naïve”). 117 patients completed the PROPEL study and all 117 voluntarily enrolled in the long-term extension study. The primary endpoint of the study was the mean change in 6-minute walk distance as compared with baseline measurements at 52 weeks across the combined ERT Switch and ERT Naïve patient populations. In this combined population patients taking AT-GAA (n=85) walked on average 21 meters farther at 52 weeks compared to 7 meters with those treated with alglucosidase alfa (n=37). This primary endpoint in the combined population was assessed for superiority and while numerically greater, statistical significance for superiority on this combined population was not achieved for the AT-GAA arm as compared to the alglucosidase alfa arm (p=0.072).
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
Gene Therapy for Various Types of Batten Disease
Through our license with Nationwide Children’s and research collaboration with Penn, we are researching potential first-in-class gene therapies for multiple forms of Batten disease. Batten disease is the common name for a broad class of rare, fatal, inherited disorders of the nervous system, also known as neuronal ceroid lipofuscinoses ("NCLs"). In these diseases, a defect in a specific gene triggers a cascade of problems that interferes with a cell's ability to recycle certain molecules. Each gene is called ceroid lipofuscinosis, neuronal ("CLN") and given a different number designation as its subtype. There are 13 known forms of Batten disease often referred to as CLN1-8; 10-14. The various types of Batten disease have similar features and symptoms but vary in severity and age of onset.
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
Strategic Alliances and Arrangements
We will continue to evaluate business development opportunities as appropriate to build stockholder value and provide us with access to the financial, technical, clinical, and commercial resources necessary to develop and market technologies or products with a focus on rare and orphan diseases. We are exploring potential collaborations, alliances, and other business development opportunities on a regular basis. These opportunities may include business combinations, partnerships, the strategic out-licensing of certain assets, or the acquisitions of preclinical-stage, clinical-stage, or marketed products or platform technologies consistent with our strategic plan to develop and provide therapies to patients living with rare and orphan diseases.

Consolidated Results of Operations
Three Months Ended March 31, 2021 compared to March 31, 2020
The following table provides selected financial information for the Company:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Net product sales	$66,402	$60,525	$5,877
Cost of goods sold	6,539	6,552	(13)
Cost of goods sold as a percentage of net product sales	9.8%	10.8%	(1.0)%
Operating expenses:
Research and development	64,117	89,120	(25,003)
Selling, general, and administrative	46,726	40,215	6,511
Changes in fair value of contingent consideration payable	471	931	(460)
Depreciation and amortization	1,604	1,764	(160)
Other (expense) income:
Interest income	165	1,515	(1,350)
Interest expense	(7,992)	(3,729)	(4,263)
Other expense	(3,200)	(8,316)	5,116
Income tax expense	(1,582)	(361)	(1,221)
Net loss attributable to common stockholders	$(65,664)	$(88,948)	$23,284
 Net Product Sales. Net product sales increased $5.9 million during the three months ended March 31, 2021 compared to the same period in the prior year. The increase was primarily due to continued growth in the U.S., Europe and Japan markets.
Research and Development Expense. The following table summarizes our principal product development programs for each product candidate in development and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Three Months Ended March 31,
Projects	2021	2020
Third party direct project expenses
Galafold® (Fabry Disease)	$2,227	$1,761
AT-GAA (Pompe Disease)	21,114	34,907
Gene therapy programs	13,816	21,487
Pre-clinical and other programs	68	713
Total third-party direct project expenses	37,225	58,868
Other project costs
Personnel costs	20,179	22,718
Other costs	6,713	7,534
Total other project costs	26,892	30,252
Total research and development costs	$64,117	$89,120
The $25.0 million decrease in research and development costs was primarily due to the timing of clinical research and manufacturing costs associated with the advancement of clinical studies in the Pompe program, a decrease in the gene therapy programs driven by the timing of spend of the pipeline initiatives and a decrease in personnel costs primarily due to realignment with strategic priorities.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $6.5 million, mainly driven by increased personnel costs.

Interest Expense. Interest expense increased $4.3 million during the three months ended March 31, 2021 compared to the same period in the prior year. The increase was driven by the $400 million Senior Secured Loan due 2026 entered in July 2020.
Other Expense. The $5.1 million variance was primarily driven by foreign exchange gains in the remeasurement of our intercompany transactions.
Income Tax Expense. The income tax expense for the three months ended March 31, 2021 was $1.6 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distribution of pre-tax earnings among the many jurisdictions in which we operate.
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
Cash Flow Discussion
As of March 31, 2021, we had cash, cash equivalents, and marketable securities of $417.4 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "—Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the three months ended March 31, 2021 was $72.4 million. The components of net cash used in operations included the net loss for the three months ended March 31, 2021 of $65.7 million and an overall decrease in cash from changes from operating assets and liabilities of $32.5 million, mainly related to the timing of contract manufacturing and research costs. This was partially offset by $20.4 million of stock compensation and $5.5 million of other non-cash adjustments.
Net cash used in operations for the three months ended March 31, 2020 was $107.9 million. The components of net cash used in operations included the net loss for the three months ended March 31, 2020 of $88.9 million and the net change in operating assets and liabilities of $45.2 million. The change in operating assets was primarily due to an increase in accounts receivable by $8.4 million due to increased commercial sales of Galafold®, and a decrease in prepaid and other current assets of $4.0 million to support commercial activities for Galafold®. The net cash used in operations was also impacted by a decrease in accounts payable and accrued expenses of $35.3 million, mainly related to the payment of contract manufacturing and research costs, program expenses and personnel costs.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2021 was $86.6 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $163.7 million for the sale and redemption of marketable securities, partially offset by $76.2 million for the purchase of marketable securities and $0.9 million for capital expenditures.
Net cash provided by investing activities for the three months ended March 31, 2020 was $93.2 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $106.1 million for the sale and redemption of marketable securities, partially offset by $12.1 million for the purchase of marketable securities and $0.8 million for capital expenditures.

Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 was $8.8 million. Net cash provided by financing activities primarily reflects $19.2 million from the exercise of the remaining outstanding warrants and $4.2 million from the exercise of stock options, partially offset by $14.2 million from the purchase of vested restricted stock units.
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
While we continue to generate revenue from product sales, in the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. Based on current operating models, we believe that the current cash position, which includes expected revenues, is sufficient to fund our operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
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
Penn - Under our research collaboration agreement with Penn, Penn is eligible to receive certain milestone, royalty and discovery research payments with respect to licensed products for each indication. Milestone payments are payable following the achievement of certain development and commercial milestone events in each indication, up to an aggregate of $88.0 million per indication. Royalty payments are based on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis. We will provide $10.0 million each year during the five-year agreement to fund the discovery research program.
GlaxoSmithKline - In July 2012, as amended in November 2013, we entered into an agreement with GlaxoSmithKline ("GSK"), pursuant to which Amicus obtained global rights to develop and commercialize Galafold® as a monotherapy and in combination with ERT for Fabry disease (“Collaboration Agreement”). Under the terms of the Collaboration Agreement, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S.
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
There were no significant changes during the three months ended March 31, 2021 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
 Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates, or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents, and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities, and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $0.8 million as of March 31, 2021. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.
We are exposed to interest rate risk with respect to variable rate debt. At March 31, 2021, we had a $400 million Senior Secured Term Loan due 2026 that bears interest at a rate equal to the 3-month LIBOR, subject to a 1% floor, plus 6.5% per year. We do not currently hedge our variable interest rate debt. The annual average variable interest rate for our variable rate debt as of March 31, 2021 was 7.5%. A hypothetical 100 basis point increase or decrease in the average interest rate on our variable rate debt would result in a $1.0 million change in the interest expense as of March 31, 2021.
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
 For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes in our financial instrument portfolio or market risk exposures since our fiscal year ended December 31, 2020.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	617,241	$22.87	—	—
February 1, 2021 through February 28, 2021	7,360	$12.93	—	—
March 1, 2021 through March 31, 2021	7,813	$10.52	—	—
Total	632,414	$22.60	—	—
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

AMICUS THERAPEUTICS, INC.

Date:	May 10, 2021	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2021	By:	/s/ Daphne Quimi
Daphne Quimi
Chief Financial Officer
(Principal Financial Officer)