Form 10-Q
period 2021-06-30
AMICUS THERAPEUTICS, INC.
filed 2021-08-05
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of July 27, 2021 was 266,555,274 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended June 30, 2021

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
•the impact of litigation that has been or may be brought against us or of litigation that we are pursuing or may pursue against others;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$176,538	$163,240
Investments in marketable securities	206,530	320,029
Accounts receivable	49,172	46,923
Inventories	24,086	19,556
Prepaid expenses and other current assets	24,176	29,721
Total current assets	480,502	579,469
Operating lease right-of-use assets, less accumulated amortization of $8,150 and $7,574 at June 30, 2021 and December 31, 2020, respectively	22,028	23,296
Property and equipment, less accumulated depreciation of $17,410 and $14,487 at June 30, 2021 and December 31, 2020, respectively	42,365	43,863
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	21,200	19,095
Total Assets	$786,892	$886,520
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,762	$17,063
Accrued expenses and other current liabilities	71,325	96,841
Contingent consideration payable	19,800	8,900
Operating lease liabilities	7,106	6,872
Total current liabilities	111,993	129,676
Deferred reimbursements	7,406	7,406
Long-term debt	390,434	389,254
Contingent consideration payable	7,517	16,925
Deferred income taxes	4,896	4,896
Operating lease liabilities	44,201	45,604
Other non-current liabilities	6,535	6,379
Total liabilities	572,982	600,140
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 266,532,536 and 262,063,461 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,685	2,650
Additional paid-in capital	2,364,494	2,308,578
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	9,255	8,412
Unrealized loss on available-for-sale securities	(173)	(185)
Warrants	—	12,387
Accumulated deficit	(2,162,351)	(2,045,462)
Total stockholders’ equity	213,910	286,380
Total Liabilities and Stockholders’ Equity	$786,892	$886,520
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net product sales	$77,413	$62,353	$143,815	$122,878
Cost of goods sold	8,380	6,676	14,919	13,228
Gross profit	69,033	55,677	128,896	109,650
Operating expenses:
Research and development	63,003	69,611	127,120	158,731
Selling, general, and administrative	42,276	34,657	89,002	74,872
Changes in fair value of contingent consideration payable	1,021	715	1,492	1,646
Depreciation and amortization	1,567	2,039	3,171	3,803
Total operating expenses	107,867	107,022	220,785	239,052
Loss from operations	(38,834)	(51,345)	(91,889)	(129,402)
Other income (expense):
Interest income	50	865	215	2,380
Interest expense	(8,150)	(3,635)	(16,142)	(7,364)
Other expense	234	5,326	(2,966)	(2,990)
Loss before income tax	(46,700)	(48,789)	(110,782)	(137,376)
Income tax expense	(4,525)	(3,703)	(6,107)	(4,064)
Net loss attributable to common stockholders	$(51,225)	$(52,492)	$(116,889)	$(141,440)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.19)	$(0.20)	$(0.44)	$(0.55)
Weighted-average common shares outstanding — basic and diluted	266,398,516	257,973,329	265,384,865	257,548,623
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(51,225)	$(52,492)	$(116,889)	$(141,440)
Other comprehensive gain (loss):
Foreign currency translation adjustment gain (loss), net of tax impact of $52, $(2,090), $184, and $(554), respectively	235	(2,116)	843	2,080
Unrealized gain on available-for-sale securities, net of tax impact of $3, $122, $3, and $66, respectively	12	457	12	248
Other comprehensive income	$247	$(1,659)	$855	$2,328
Comprehensive loss	$(50,978)	$(54,151)	$(116,034)	$(139,112)
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended June 30, 2021

	Common Stock		Additional Paid-In Capital	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	266,007,718	$2,680	$2,350,507	$8,835	$(2,111,126)	$250,896
Stock options exercised, net	434,551	5	2,495	—	—	2,500
Employee withholding taxes related to restricted stock unit vesting	90,267	—	(244)	—	—	(244)
Stock-based compensation	—	—	11,736	—	—	11,736
Unrealized holding gain on available-for-sale securities	—	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	235	—	235
Net loss	—	—	—	—	(51,225)	(51,225)
Balance at June 30, 2021	266,532,536	$2,685	$2,364,494	$9,082	$(2,162,351)	$213,910

Six Months Ended June 30, 2021

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	262,063,461	$2,650	$2,308,578	$12,387	$8,227	$(2,045,462)	$286,380
Stock options exercised, net	922,662	9	6,652	—	—	—	6,661
Employee withholding taxes related to restricted stock unit vesting	987,330	—	(14,438)	—	—	—	(14,438)
Stock-based compensation	—	—	32,090	—	—	—	32,090
Warrants exercised	2,554,999	26	31,591	(12,387)	—	—	19,230
Equity component of the convertible notes	4,084	—	21	—	—	—	21
Unrealized holding gain on available-for-sale securities	—	—	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	—	843	—	843
Net loss	—	—	—	—	—	(116,889)	(116,889)
Balance at June 30, 2021	266,532,536	$2,685	$2,364,494	$—	$9,082	$(2,162,351)	$213,910

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended June 30, 2020

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	257,449,955	$2,607	$2,238,346	$12,387	$6,812	$(1,857,558)	$402,594
Stock options exercised, net	650,288	7	4,649	—	—	—	4,656
Employee withholding taxes related to restricted stock unit vesting	123,599	—	(554)	—	—	—	(554)
Stock-based compensation	—	—	8,408	—	—	—	8,408
Unrealized holding gain on available-for-sale securities	—	—	—	—	457	—	457
Foreign currency translation adjustment	—	—	—	—	(2,116)	—	(2,116)
Net loss	—	—	—	—	—	(52,492)	(52,492)
Balance at June 30, 2020	258,223,842	$2,614	$2,250,849	$12,387	$5,153	$(1,910,050)	$360,953

Six Months Ended June 30, 2020

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	255,417,869	$2,598	$2,227,225	$12,387	$2,825	$(1,768,610)	$476,425
Stock options exercised, net	1,609,235	16	10,717	—	—	—	10,733
Employee withholding taxes related to restricted stock unit vesting	1,196,738	—	(8,097)	—	—	—	(8,097)
Stock-based compensation	—	—	21,004	—	—	—	21,004
Unrealized holding gain on available-for-sale securities	—	—	—	—	248	—	248
Foreign currency translation adjustment	—	—	—	—	2,080	—	2,080
Net loss	—	—	—	—	—	(141,440)	(141,440)
Balance at June 30, 2020	258,223,842	$2,614	$2,250,849	$12,387	$5,153	$(1,910,050)	$360,953
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(116,889)	$(141,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	1,200	532
Depreciation and amortization	3,171	3,803
Stock-based compensation	32,090	21,004
Non-cash changes in the fair value of contingent consideration payable	1,492	1,646
Foreign currency remeasurement loss	3,235	5,604
Changes in operating assets and liabilities:
Accounts receivable	(3,127)	(10,388)
Inventories	(4,445)	1,351
Prepaid expenses and other current assets	5,265	1,375
Accounts payable and accrued expenses	(28,485)	(23,916)
Other non-current assets and liabilities	(1,784)	(1,031)
Net cash used in operating activities	$(108,277)	$(141,460)
Investing activities
Sale and redemption of marketable securities	258,767	210,139
Purchases of marketable securities	(145,255)	(45,005)
Capital expenditures	(1,234)	(1,876)
Net cash provided by investing activities	$112,278	$163,258
Financing activities
Payment of finance leases	(389)	(38)
Payments of employee withholding taxes related to restricted stock unit vesting	(14,438)	(8,097)
Proceeds from stock options exercised, net	6,661	10,734
Proceeds from warrants exercised	19,230	—
Net cash provided by financing activities	$11,064	$2,599
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(1,439)	$(3,476)
Net increase in cash, cash equivalents, and restricted cash at the end of the period	13,626	20,921
Cash, cash equivalents, and restricted cash at beginning of period	166,162	146,341
Cash, cash equivalents, and restricted cash at the end of period	$179,788	$167,262
Supplemental disclosures of cash flow information
Tenant improvements paid through lease incentives	$67	$455
Cash paid during the period for interest	$15,109	$10,709
Capital expenditures unpaid at the end of period	$191	$502
Cash paid for taxes	$4,526	$1,956
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
The cornerstone of the Company's portfolio is Galafold® (also referred to as "migalastat"), the first and only approved oral precision medicine for people living with Fabry disease who have amenable genetic variants. Migalastat is currently approved under the trade name Galafold® in the United States ("U.S."), European Union ("E.U."), United Kingdom ("U.K."), and Japan, with multiple additional approvals granted and applications pending in several additional geographies around the world.
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
The Company's operations have not been significantly impacted from the novel coronavirus (“COVID-19”) pandemic thus far. However, the Company continued to observe periodic increase in lag times between patient identification and Galafold® initiation due to the resurgence of COVID-19 into 2021. The Company has maintained operations in all geographies, secured its global supply chain for its commercial and clinical products, and maintained the operational integrity of its clinical trials, with minimal disruption. The Company believes its ability to continue to operate without any significant disruptions will depend on the continued health of its employees, the ongoing demand for Galafold® and the continued operation of its global supply chain. The Company has continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of its global workforce. However, the Company's results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.
The Company had an accumulated deficit of $2.2 billion as of June 30, 2021 and anticipates incurring losses through the fiscal year ending December 31, 2021 and beyond. The Company has historically funded its operations through stock offerings, debt issuances, Galafold® revenues, collaborations, and other financing arrangements.
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
Additionally, the Company assessed the impact COVID-19 pandemic has had on its operations and financial results as of June 30, 2021 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses.
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
The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold®. The Company's accounts receivable at June 30, 2021 have arisen from product sales primarily in Europe and the U.S. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of June 30, 2021, the Company recorded an allowance for doubtful accounts of $0.1 million.
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
The following table summarizes the Company's net product sales from Galafold® disaggregated by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
U.S.	$23,678	$20,807	$44,531	$38,579
Ex-U.S.	53,735	41,546	99,284	84,299
Total net product sales	$77,413	$62,353	$143,815	$122,878
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
Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of June 30, 2021, the Company held $176.5 million in cash and cash equivalents and $206.5 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within accumulated other comprehensive loss in the Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss the Company would recognize an allowance and the corresponding credit loss would be included in earnings.
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

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of June 30, 2021
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$176,538	$—	$—	$176,538
Corporate debt securities	12,039	—	—	12,039
Commercial paper	147,317	22	—	147,339
Asset-backed securities	20,681	3	(4)	20,680
U.S. government agency bonds	26,067	4	—	26,071
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$383,043	$29	$(4)	$383,068
Included in cash and cash equivalents	$176,538	$—	$—	$176,538
Included in marketable securities	206,505	29	(4)	206,530
Total cash, cash equivalents, and marketable securities	$383,043	$29	$(4)	$383,068

	As of December 31, 2020
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$163,240	$—	$—	$163,240
Corporate debt securities	39,525	4	(16)	39,513
Commercial paper	217,087	14	(6)	217,095
Asset-backed securities	9,420	18	—	9,438
U.S. government agency bonds	53,583	3	(4)	53,582
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$483,256	$39	$(26)	$483,269
Included in cash and cash equivalents	$163,240	$—	$—	$163,240
Included in marketable securities(1)	320,016	39	(26)	320,029
Total cash, cash equivalents, and marketable securities	$483,256	$39	$(26)	$483,269
For the six months ended June 30, 2021 there were no realized gains or losses. For the fiscal year ended December 31, 2020, there were nominal realized gains. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of June 30, 2021 and December 31, 2020 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive gain (loss). The fair value of these marketable securities in unrealized loss positions was $17.2 million and $124.9 million as of June 30, 2021 and December 31, 2020, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2021	June 30, 2020
Cash and cash equivalents	$176,538	$164,573
Restricted cash	3,250	2,689
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$179,788	$167,262

Note 4. Inventories
Inventories consist of raw materials, work-in-process, and finished goods related to the manufacture of Galafold®. The following table summarizes the components of inventories:

(in thousands)	June 30, 2021	December 31, 2020
Raw materials	$7,619	$5,547
Work-in-process	11,306	7,693
Finished goods	5,161	6,316
Total inventories	$24,086	$19,556
The Company recorded a reserve for inventory of $0.2 million and $0.1 million as of June 30, 2021 and December 31, 2020, respectively.
Note 5. Debt
The Company's debt consists of the following:

(in thousands)	June 30, 2021	December 31, 2020
Senior Secured Term Loan due 2026:
Principal	$400,000	$400,000
Less: debt discount (1)	(6,794)	(7,434)
Less: deferred financing (1)	(5,111)	(5,592)
Net carrying value of the Senior Secured Term Loan	$388,095	$386,974

Convertible Notes (2):
Principal (3)	$2,800	$2,825
Less: debt discount (1)	(438)	(518)
Less: deferred financing (1)	(23)	(27)
Net carrying value of the Convertible Notes	$2,339	$2,280

Net carrying value of Long-term debt	$390,434	$389,254
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
(3) In the first quarter of 2021, the Company exchanged an aggregate principal amount of $25 thousand of Convertible Notes in exchange for an aggregate of approximately 4.1 thousand shares of the Company common stock, par value $0.01 per share.

Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Contractual interest expense	$7,604	$3,410	$15,125	$6,995
Amortization of debt discount	$383	$268	$720	$474
Amortization of deferred financing	$262	$33	$485	$58

Note 6. Stockholders' Equity
During the first quarter of 2021, 1,260,000 and 1,294,999 warrants were exercised at $7.06 and $7.98 per share of common stock, respectively, resulting in gross cash proceeds of $19.2 million.
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
Stock Option Grants
The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected stock price volatility	65.5%	74.9%	66.4%	75.2%
Risk free interest rate	0.7%	0.4%	0.5%	1.6%
Expected life of options (years)	5.4	5.7	5.4	5.7
Expected annual dividend per share	$—	$—	$—	$—

A summary of the Company's stock options for the six months ended June 30, 2021 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2020	14,032	$9.54
Granted	2,453	$18.54
Exercised	(945)	$7.29
Forfeited	(524)	$13.04
Expired	(54)	$13.21
Options outstanding, June 30, 2021	14,962	$11.02	6.6	$15.1
Vested and unvested expected to vest, June 30, 2021	13,586	$10.80	6.4	$15.0
Exercisable at June 30, 2021	9,074	$9.34	5.3	$14.8
As of June 30, 2021, the total unrecognized compensation cost related to non-vested stock options granted was $36.0 million and is expected to be recognized over a weighted average period of three years.
Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2020	7,080	$11.35
Granted	2,451	$18.89
Vested	(1,513)	$16.81
Forfeited	(606)	$13.77
Non-vested units as of June 30, 2021	7,412	$13.96	2.5	$71.5
All non-vested units are expected to vest over their normal term. As of June 30, 2021, there was $57.9 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Consolidated Statements of Operations related to the equity awards:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Equity compensation expense recognized in:
Research and development expense	$3,152	$3,362	$9,457	$8,615
Selling, general, and administrative expense	8,584	5,046	22,633	12,389
Total equity compensation expense	$11,736	$8,408	$32,090	$21,004

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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of June 30, 2021 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$147,339	$147,339
Asset-backed securities	20,680	20,680
Corporate debt securities	12,039	12,039
U.S. government agency bonds	26,071	26,071
Money market funds	4,582	4,582
	$210,711	$210,711

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$27,317	$27,317
Deferred compensation plan liability	4,233	—	4,233
	$4,233	$27,317	$31,550
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

The Company's Convertible Notes fall into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. The fair value of the Convertible Notes at June 30, 2021 was $4.4 million.
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
The Company did not have any Level 3 assets as of June 30, 2021 or December 31, 2020.
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
The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus primarily for the ATB-200 Pompe program:

Contingent Consideration Liability	Fair Value as of June 30, 2021	Valuation Technique	Unobservable Input	Range
	(in thousands)

			Discount rate	7.5%

Clinical and regulatory milestones	$25,914	Probability weighted discounted cash flow	Probability of achievement of milestones	75% - 78%

			Projected year of payments	2021 - 2022
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

The following table shows the change in the balance of contingent consideration payable for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of the period	$26,296	$23,612	$25,825	$22,681
Changes in fair value during the period, included in the Consolidated Statements of Operations	1,021	715	1,492	1,646
Balance, end of the period (1)	$27,317	$24,327	$27,317	$24,327
______________________________
(1) As of June 30, 2021, based on certain milestones that are expected to be reached within the next twelve months, $19.8 million was recorded as a current liability in the Consolidated Balance Sheets.
Note 9. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(51,225)	$(52,492)	$(116,889)	$(141,440)
Denominator:
Weighted average common shares outstanding — basic and diluted	266,398,516	257,973,329	265,384,865	257,548,623
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of June 30,
(in thousands)	2021	2020
Options to purchase common stock	14,962	18,414
Convertible notes	458	462
Outstanding warrants, convertible to common stock	—	2,555
Unvested restricted stock units	7,412	7,484
Total number of potentially issuable shares	22,832	28,915

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
Our operations have not been significantly impacted from the novel coronavirus (“COVID-19”) pandemic thus far. However, we continued to observe periodic increase in lag times between patient identification and Galafold® initiation due to the resurgence of COVID-19 into 2021. We have maintained operations in all geographies, secured our global supply chain for our commercial and clinical products, as well as maintained the operational integrity of our clinical trials, with minimum disruptions. Our ability to continue to operate without any significant disruptions will depend on the continued health of our employees, the ongoing demand for Galafold® and the continued operation of our global supply chain. We have continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of our global workforce. However, our results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.

Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the six months ended June 30, 2021, Galafold® revenue totaled $77.4 million, an increase of $15.1 million compared to the same period in the prior year. We continue to see strong commercial momentum and expansion into additional geographies. In countries where we have been operating the longest, we see an increasing proportion of previously untreated patients come onto Galafold®. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.
•Pompe clinical program milestones. In December 2020, we completed last patient, last visit in our global Phase 3 pivotal study of AT-GAA (ATB200-03, also known as "PROPEL") with 123 patients at 62 sites in 24 countries. In February 2021, we subsequently reported topline results for the PROPEL study. Additionally, in 2020, orphan drug designation was received in Japan and the British Medicines and Healthcare Products Regulatory Agency ("MHRA") issued a Promising Innovative Medicine ("PIM") designation for AT-GAA for the treatment of late-onset Pompe disease. In June 2021, the MHRA granted AT-GAA a positive scientific opinion through the Early Access to Medicines Scheme ("EAMS") which permits eligible adults living with late-onset Pompe disease ("LOPD") who have received alglucosidase alfa for at least 2 years to switch to AT-GAA prior to marketing authorization in the U.K. We have also completed the submission of the rolling BLA for cipaglucosidase alfa and the New Drug Application ("NDA") for miglustat to the FDA.
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
•Financial strength. Total cash, cash equivalents, and marketable securities as of June 30, 2021 was $383.1 million. Based on current operating models, we believe that the current cash position, which includes expected revenues, is sufficient to fund our operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
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
Novel ERT for Pompe Disease
We are leveraging our biologics capabilities to develop AT-GAA, a novel treatment paradigm for Pompe disease. AT-GAA consists of a uniquely engineered rhGAA enzyme, ATB200, or cipaglucosidase alfa, with an optimized carbohydrate structure to enhance lysosomal uptake, administered in combination with AT2221, or miglustat, that functions as an enzyme stabilizer. Miglustat binds to and stabilizes ATB200, or cipaglucosidase alfa, preventing inactiviation of rhGAA in circulation to improve the uptake of active enzyme in key disease-relevant tissues, resulting in increased clearance of accumulated substrate, glycogen. Miglustat is not an active ingredient that contributes directly to substrate reduction ("glycogen").
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

Our Phase 1/2 study in CLN6 Batten disease enrolled thirteen patients who received a single one-time intrathecal administration of AAV-CLN6 gene therapy. As of June 2021, twelve of the thirteen patients in the Phase 1/2 study have completed and four have entered into the long term follow up study ("LTFU"), with the remaining patients expected to enter the LTFU where long-term data for safety and efficacy will continue to be generated. In April 2021, the first site opened for the Batten disease Natural History study, BAT-001, which will help further our understanding of disease progression. In October 2020, we reported additional positive interim results from our CLN6 Batten disease AAV-CLN6 gene therapy program, AT-GTX-501. Interim safety data are available for 13 patients with CLN6 Batten disease. Interim safety data demonstrated the treatment with AT-GTX-501 was generally well tolerated. The majority of adverse events ("AEs") were mild and unrelated to treatment. No pattern of adverse events related to AAV or CLN6 immunogenicity was observed. Interim efficacy data are available within the Hamburg Motor and Language scores and showed a meaningful effect in slowing disease progression for twelve patients reaching the 12-month timepoint and for eight patients up to 24 months, post-administration of the AAV-CLN6 gene therapy. Additionally, in October 2019, we reported interim clinical data that suggested stabilization of various components of Hamburg Seizure and Vision scores in most patients from baseline to month 12 or 24, in particular those patients treated at a younger age, compared to the progression expected in matched untreated patients.

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

Consolidated Results of Operations
Three Months Ended June 30, 2021 compared to June 30, 2020
The following table provides selected financial information for the Company:

	Three Months Ended June 30,
(in thousands)	2021	2020	Change
Net product sales	$77,413	$62,353	$15,060
Cost of goods sold	8,380	6,676	1,704
Cost of goods sold as a percentage of net product sales	10.8%	10.7%	0.1%
Operating expenses:
Research and development	63,003	69,611	(6,608)
Selling, general, and administrative	42,276	34,657	7,619
Changes in fair value of contingent consideration payable	1,021	715	306
Depreciation and amortization	1,567	2,039	(472)
Other income (expense):
Interest income	50	865	(815)
Interest expense	(8,150)	(3,635)	(4,515)
Other expense	234	5,326	(5,092)
Income tax expense	(4,525)	(3,703)	(822)
Net loss attributable to common stockholders	$(51,225)	$(52,492)	$1,267
 Net Product Sales. Net product sales increased $15.1 million during the three months ended June 30, 2021 compared to the same period in the prior year. The increase was primarily due to continued growth in the U.S., Europe and Japan markets.
Research and Development Expense. The following table summarizes our principal product development programs for each product candidate in development and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Three Months Ended June 30,
Projects	2021	2020
Third party direct project expenses
Galafold® (Fabry Disease)	$1,375	$2,759
AT-GAA (Pompe Disease)	23,840	27,360
Gene therapy programs	14,648	14,010
Pre-clinical and other programs	552	120
Total third-party direct project expenses	40,415	44,249
Other project costs
Personnel costs	15,986	18,981
Other costs	6,602	6,381
Total other project costs	22,588	25,362
Total research and development costs	$63,003	$69,611
The $6.6 million decrease in research and development costs was primarily due to the timing of clinical research and manufacturing costs associated with the advancement of clinical studies in the Pompe program and a decrease in personnel costs primarily due to realignment with strategic priorities.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $7.6 million, primarily driven by increased personnel costs.
Interest Expense. Interest expense increased $4.5 million during the three months ended June 30, 2021 compared to the same period in the prior year. The increase was driven by the $400 million Senior Secured Loan due 2026 entered in July 2020.

Other Expense. The $5.1 million variance was primarily driven by foreign exchange gains in the remeasurement of our intercompany transactions.
Income Tax Expense. The income tax expense for the three months ended June 30, 2021 was $4.5 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distribution of pre-tax earnings among the many jurisdictions in which we operate.
Six Months Ended June 30, 2021 compared to June 30, 2020
The following table provides selected financial information for the Company:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Net product sales	$143,815	$122,878	$20,937
Cost of goods sold	14,919	13,228	1,691
Cost of goods sold as a percentage of net product sales	10.4%	10.8%	(0.4)%
Operating expenses:
Research and development	127,120	158,731	(31,611)
Selling, general, and administrative	89,002	74,872	14,130
Changes in fair value of contingent consideration payable	1,492	1,646	(154)
Depreciation and amortization	3,171	3,803	(632)
Other income (expense):
Interest income	215	2,380	(2,165)
Interest expense	(16,142)	(7,364)	(8,778)
Other expense	(2,966)	(2,990)	24
Income tax expense	(6,107)	(4,064)	(2,043)
Net loss attributable to common stockholders	$(116,889)	$(141,440)	$24,551
 Net Product Sales. Net product sales increased $20.9 million during the six months ended June 30, 2021 compared to the same period in the prior year. The increase was primarily due to continued growth in the U.S., Europe and Japan markets.
Research and Development Expense. The following table summarizes our principal product development programs for each product candidate in development and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Six Months Ended June 30,
Projects	2021	2020
Third party direct project expenses
Galafold® (Fabry Disease)	$3,602	$4,520
AT-GAA (Pompe Disease)	44,954	62,267
Gene therapy programs	28,464	35,497
Pre-clinical and other programs	620	833
Total third-party direct project expenses	77,640	103,117
Other project costs
Personnel costs	36,165	41,699
Other costs	13,315	13,915
Total other project costs	49,480	55,614
Total research and development costs	$127,120	$158,731
The $31.6 million decrease in research and development costs was primarily due to the timing of clinical research and manufacturing costs associated with the advancement of clinical studies in the Pompe program, decrease in gene therapy programs driven by the pipeline growth as well as the timing of spend of the pipeline initiatives and a decrease in personnel costs primarily due to realignment with strategic priorities.

Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $14.1 million, mainly driven by increased personnel costs.
Interest Expense. Interest expense increased $8.8 million during the six months ended June 30, 2021 compared to the same period in the prior year. The increase was driven by the $400 million Senior Secured Loan due 2026 entered in July 2020.
Income Tax Expense. The income tax expense for the six months ended June 30, 2021 was $6.1 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distribution of pre-tax earnings among the many jurisdictions in which we operate.
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
Cash Flow Discussion
As of June 30, 2021, we had cash, cash equivalents, and marketable securities of $383.1 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "—Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the six months ended June 30, 2021 was $108.3 million. The components of net cash used in operations included the net loss for the six months ended June 30, 2021 of $116.9 million and an overall decrease in cash from changes from operating assets and liabilities of $32.6 million, primarily related to the timing of contract manufacturing and research payments. This was partially offset by $32.1 million of stock compensation and $9.1 million of other non-cash adjustments.
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
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2021 was $112.3 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $258.8 million for the sale and redemption of marketable securities, partially offset by $145.3 million for the purchase of marketable securities and $1.2 million for capital expenditures.
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

Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 was $11.1 million. Net cash provided by financing activities primarily reflects $19.2 million from the exercise of the remaining outstanding warrants and $6.7 million from the exercise of stock options, partially offset by $14.4 million from payments of employee withholding taxes related to restricted stock unit vesting.
Net cash provided in financing activities for the six months ended June 30, 2020 was $2.6 million. Net cash provided by financing activities primarily reflects $10.7 million from the exercise of stock options, partially offset by $8.1 million from payments of employee withholding taxes related to restricted stock unit vesting.
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
•the impact of litigation that has been or may be brought against us or of litigation that we are pursuing or may pursue against others;
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
There were no significant changes during the six months ended June 30, 2021 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
 Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates, or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents, and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities, and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $0.7 million as of June 30, 2021. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.
We are exposed to interest rate risk with respect to variable rate debt. At June 30, 2021, we had a $400 million Senior Secured Term Loan due 2026 that bears interest at a rate equal to the 3-month LIBOR, subject to a 1% floor, plus 6.5% per year. We do not currently hedge our variable interest rate debt. The annual average variable interest rate for our variable rate debt as of June 30, 2021 was 7.5%. A hypothetical 100 basis point increase or decrease in the average interest rate on our variable rate debt would result in a $1.0 million change in the interest expense as of June 30, 2021.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On July 13, 2021, Teva Pharmaceuticals Development, Inc. (“Teva”) filed a complaint against the Company in the United States District Court for the Eastern District of Pennsylvania alleging violations of the Creating and Restoring Equal Access to Equivalent Samples Act (also known as the “CREATES ACT”). Teva is seeking monetary damages, fees and other relief in connection with the lawsuit. The Company believes the lawsuit is without merit and will vigorously defend itself.

For more information concerning the risks associated with litigation involving the Company generally, see our Risk Factor on our Annual Report on Form 10-K titled, “Litigation may adversely affect our business, financial condition, results of operations or liquidity.”
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	5,406	$10.02	—	—
May 1, 2021 through May 31, 2021	13,013	$9.40	—	—
June 1, 2021 through June 30, 2021	37,411	$10.16	—	—
Total	55,830	$9.84	—	—
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

AMICUS THERAPEUTICS, INC.

Date:	August 5, 2021	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2021	By:	/s/ Daphne Quimi
Daphne Quimi
Chief Financial Officer
(Principal Financial Officer)