Form 10-Q
period 2021-09-30
AMICUS THERAPEUTICS, INC.
filed 2021-11-09
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of October 27, 2021 was 278,638,872 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended September 30, 2021

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
•the cost of manufacturing drug supply for our clinical and preclinical studies, including the cost of manufacturing our Enzyme Replacement Therapy ("ERT" or "ATB200" or "cipaglucosidase alfa") for the treatment of Pompe disease and gene therapies;
•the future results of on-going preclinical research and subsequent clinical trials for cyclin-dependent kinase-like 5 ("CDKL5") deficiency disorder, Pompe gene therapy, Fabry gene therapy, Mucopolysaccharidosis Type IIIB ("MPSIIIB"), next generation Mucopolysaccharidosis Type IIIA ("MPSIIIA") and other pipeline candidates we may identify from time to time, including our ability to obtain regulatory approvals and commercialize these therapies and obtain market acceptance for such therapies;
•the costs, timing, and outcome of regulatory review of our product candidates, including AT-GAA;
•any changes in regulatory standards relating to the review of our product candidates;
•the number and development requirements of other product candidates that we pursue;
•our ability to realize the expected benefits of our business combination agreement for our gene therapy business, which could result in additional unanticipated costs and risks;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$385,903	$163,240
Investments in marketable securities	171,057	320,029
Accounts receivable	51,427	46,923
Inventories	22,072	19,556
Prepaid expenses and other current assets	20,081	29,721
Total current assets	650,540	579,469
Operating lease right-of-use assets, net	21,270	23,296
Property and equipment, less accumulated depreciation of $18,789 and $14,487 at September 30, 2021 and December 31, 2020, respectively	41,991	43,863
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	22,077	19,095
Total Assets	$956,675	$886,520
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,474	$17,063
Accrued expenses and other current liabilities	72,453	96,841
Contingent consideration payable	17,000	8,900
Operating lease liabilities	7,175	6,872
Total current liabilities	121,102	129,676
Deferred reimbursements	7,406	7,406
Long-term debt	388,719	389,254
Contingent consideration payable	7,605	16,925
Deferred income taxes	4,896	4,896
Operating lease liabilities	43,495	45,604
Other non-current liabilities	6,823	6,379
Total liabilities	580,046	600,140
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 278,585,092 and 262,063,461 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,805	2,650
Additional paid-in capital	2,579,953	2,308,578
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	6,617	8,412
Unrealized loss on available-for-sale securities	(184)	(185)
Warrants	83	12,387
Accumulated deficit	(2,212,645)	(2,045,462)
Total stockholders’ equity	376,629	286,380
Total Liabilities and Stockholders’ Equity	$956,675	$886,520
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net product sales	$79,545	$67,437	$223,360	$190,315
Cost of goods sold	11,696	8,399	26,615	21,627
Gross profit	67,849	59,038	196,745	168,688
Operating expenses:
Research and development	59,333	70,419	186,453	229,150
Selling, general, and administrative	46,107	37,850	135,109	112,722
Changes in fair value of contingent consideration payable	3,288	1,034	4,780	2,680
Depreciation and amortization	1,520	2,496	4,691	6,299
Total operating expenses	110,248	111,799	331,033	350,851
Loss from operations	(42,399)	(52,761)	(134,288)	(182,163)
Other income (expense):
Interest income	108	518	323	2,898
Interest expense	(8,165)	(6,784)	(24,307)	(14,148)
Loss on extinguishment of debt	(257)	(7,276)	(257)	(7,276)
Other income (expense)	237	3,019	(2,729)	29
Loss before income tax	(50,476)	(63,284)	(161,258)	(200,660)
Income tax benefit (expense)	182	(727)	(5,925)	(4,791)
Net loss attributable to common stockholders	$(50,294)	$(64,011)	$(167,183)	$(205,451)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.19)	$(0.25)	$(0.63)	$(0.80)
Weighted-average common shares outstanding — basic and diluted	267,464,637	259,161,799	266,085,788	258,091,170

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(50,294)	$(64,011)	$(167,183)	$(205,451)
Other comprehensive gain (loss):
Foreign currency translation adjustment gain (loss), net of tax impact of $(581), $1,203, $(397), and $649, respectively	(2,638)	(289)	(1,795)	1,791
Unrealized gain (loss) on available-for-sale securities, net of tax impact of $(3), $(91), $0, and $(25), respectively	(11)	(344)	1	(96)
Other comprehensive (loss) income	$(2,649)	$(633)	$(1,794)	$1,695
Comprehensive loss	$(52,943)	$(64,644)	$(168,977)	$(203,756)
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended September 30, 2021

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	266,532,536	$2,685	$2,364,494	—	$9,082	$(2,162,351)	$213,910
Stock options exercised, net	248,617	3	1,693	—	—	—	1,696
Employee withholding taxes related to restricted stock unit vesting	39,007	—	(262)	—	—	—	(262)
Stock-based compensation	—	—	11,841	—	—	—	11,841
Equity component of the convertible notes	468,272	5	2,635	—	—	—	2,640
Common stock issued from equity financing and pre-funded warrants	11,296,660	112	199,552	83	—	—	199,747
Unrealized holding gain on available-for-sale securities	—	—	—	—	(11)	—	(11)
Foreign currency translation adjustment	—	—	—	—	(2,638)	—	(2,638)
Net loss	—	—	—	—	—	(50,294)	(50,294)
Balance at September 30, 2021	278,585,092	$2,805	$2,579,953	$83	$6,433	$(2,212,645)	$376,629

Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	262,063,461	$2,650	$2,308,578	$12,387	$8,227	$(2,045,462)	$286,380
Stock options exercised, net	1,171,279	12	8,345	—	—	—	8,357
Employee withholding taxes related to restricted stock unit vesting	1,026,337	—	(14,700)	—	—	—	(14,700)
Stock-based compensation	—	—	43,931	—	—	—	43,931
Warrants exercised	2,554,999	26	31,591	(12,387)	—	—	19,230
Equity component of the convertible notes	472,356	5	2,656	—	—	—	2,661
Common stock issued from equity financing and pre-funded warrants	11,296,660	112	199,552	83	—	—	199,747
Unrealized holding gain on available-for-sale securities	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	(1,795)	—	(1,795)
Net loss	—	—	—	—	—	(167,183)	(167,183)
Balance at September 30, 2021	278,585,092	$2,805	$2,579,953	$83	$6,433	$(2,212,645)	$376,629

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended September 30, 2020

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	258,223,842	$2,614	$2,250,849	$12,387	$5,153	$(1,910,050)	$360,953
Stock options exercised, net	1,223,075	12	9,283	—	—	—	9,295
Employee withholding taxes related to restricted stock unit vesting	153,733	—	(1,243)	—	—	—	(1,243)
Stock-based compensation	—	—	15,908	—	—	—	15,908
Unrealized holding gain on available-for-sale securities	—	—	—	—	(344)	—	(344)
Foreign currency translation adjustment	—	—	—	—	(289)	—	(289)
Net loss	—	—	—	—	—	(64,011)	(64,011)
Balance at September 30, 2020	259,600,650	$2,626	$2,274,797	$12,387	$4,520	$(1,974,061)	$320,269

Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	255,417,869	$2,598	$2,227,225	$12,387	$2,825	$(1,768,610)	$476,425
Stock options exercised, net	2,832,310	28	20,000	—	—	—	20,028
Employee withholding taxes related to restricted stock unit vesting	1,350,471	—	(9,340)	—	—	—	(9,340)
Stock-based compensation	—	—	36,912	—	—	—	36,912
Unrealized holding gain on available-for-sale securities	—	—	—	—	(96)	—	(96)
Foreign currency translation adjustment	—	—	—	—	1,791	—	1,791
Net loss	—	—	—	—	—	(205,451)	(205,451)
Balance at September 30, 2020	259,600,650	$2,626	$2,274,797	$12,387	$4,520	$(1,974,061)	$320,269
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(167,183)	$(205,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	1,852	1,124
Depreciation and amortization	4,691	6,299
Stock-based compensation	43,931	36,912
Loss on extinguishment of debt	257	7,276
Non-cash changes in the fair value of contingent consideration payable	4,780	2,680
Foreign currency remeasurement loss (gain)	4,247	(1,084)
Changes in operating assets and liabilities:
Accounts receivable	(6,372)	(10,845)
Inventories	(3,022)	2,182
Prepaid expenses and other current assets	9,080	4,377
Accounts payable and accrued expenses	(22,068)	(23,424)
Other non-current assets and liabilities	(2,170)	(2,264)
Deferred reimbursements	—	(1,250)
Net cash used in operating activities	$(131,977)	$(183,468)
Investing activities
Sale and redemption of marketable securities	342,343	272,679
Purchases of marketable securities	(193,369)	(261,322)
Capital expenditures	(2,124)	(2,160)
Net cash provided by investing activities	$146,850	$9,197
Financing activities
Payment of long-term debt	—	(155,249)
Proceeds from long-term debt, net of issuance costs	—	385,929
Proceeds from issuance of common stock from equity financing and pre-funded warrants	199,750	—
Proceeds from warrants exercised	19,230	—
Payment of finance leases	(460)	(58)
Payments of employee withholding taxes related to restricted stock unit vesting	(14,700)	(9,340)
Proceeds from stock options exercised, net	8,357	20,028
Net cash provided by financing activities	$212,177	$241,310
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(4,141)	$45
Net increase in cash, cash equivalents, and restricted cash at the end of the period	222,909	67,084
Cash, cash equivalents, and restricted cash at beginning of period	166,162	146,341
Cash, cash equivalents, and restricted cash at the end of period	$389,071	$213,425
Supplemental disclosures of cash flow information
Tenant improvements paid through lease incentives	$67	$470
Cash paid during the period for interest	$22,788	$16,712
Capital expenditures unpaid at the end of period	$327	$265
Cash paid for taxes	$9,854	$5,912
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business
Amicus Therapeutics, Inc. (the "Company") is a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. The Company has a portfolio of product opportunities led by the first, oral monotherapy for Fabry disease that has achieved widespread global approval, a differentiated biologic for Pompe disease that is under review with the U.S. Food and Drug Administration ("FDA"), and an industry leading rare disease gene therapy portfolio.
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
The lead biologics program of the Company's pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, two-component, potential best-in-class treatment for Pompe disease. In February 2019, the FDA granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late-onset Pompe disease. In September 2021, the FDA set the Prescription Drug User Fee Act ("PDUFA") target action date of May 29, 2022 for the New Drug Application ("NDA") for miglustat and July 29, 2022 for the Biologics License Application ("BLA") for cipaglucosidase alfa.
The Company has established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("Nationwide Children's") and a research collaboration with the University of Pennsylvania ("Penn"). The Company's pipeline includes gene therapy programs in rare, neurologic/neuromuscular diseases lysosomal disorders ("LDs"), specifically: CLN6 Batten disease ("CLN6"), CLN3 Batten disease ("CLN3"), and CLN1 Batten disease ("CLN1"), Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Mucopolysaccharidosis Type IIIB ("MPSIIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPSIIIA"). In the first quarter of 2020, the FDA granted Fast Track designation to the CLN3 gene therapy, AT-GTX-502, for the treatment of pediatric patients less than 18 years of age. In September 2020 and February 2021, the European Medicines Agency granted Priority Medicines designation and the FDA granted Fast Track Designation, respectively, to the CLN6 gene therapy, AT-GTX-501, for the treatment of patients with variant late infantile neuronal ceroid lipofuscinosis 6 ("vLINCL6"). The research collaboration with Penn also provides the Company with exclusive disease-specific access and option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of more prevalent rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies.
In September 2021, the Company announced its intent to launch a next-generation genetic medicine company, Caritas Therapeutics, Inc. (“Caritas”) through a definitive business combination agreement pursuant to which the Amicus gene therapy business will be acquired by ARYA Sciences Acquisition Corp IV ("ARYA"), a special purpose acquisition company (or "SPAC"), sponsored by Perceptive Advisors.
Concurrent with the closing of the transaction, the Company and Caritas will enter into a co-development and commercialization agreement (the “Co-Development and Collaboration Agreement”) pursuant to which, among other things, (i) the Company and Caritas will collaborate in the research and development of gene therapy product candidates for the treatment of Fabry disease and Pompe diseases, (ii) Caritas will grant the Company an exclusive license under Caritas’ intellectual property to clinically develop and commercialize certain existing and future gene therapy candidates and (iii) Caritas will grant the Company a right of first negotiation for the Company to negotiate an exclusive license to develop and commercialize therapeutic products incorporating gene therapy technologies being developed by Caritas for certain muscular dystrophy indications, in each case, subject to the terms and conditions therein.

The Company and Caritas will also enter into a transition services agreement pursuant to which, among other things, (i) the Company and/or one or more of its affiliates will provide certain transitional services to Caritas and/or one or more of its affiliates and (ii) Caritas and/or one or more its affiliates will provide certain transitional services to the Company and/or one or more of its affiliates, in each case, in order to facilitate the orderly transition of the Company’s gene therapy business to Caritas.

Concurrent with the closing of the transaction, the Company will enter into the tax receivable agreement with Caritas, ARYA and the other persons from time to time that become a party thereto (such other persons and the Company, collectively, the “TRA Participants”). Pursuant to the tax receivable agreement, ARYA will be required to pay the TRA Participants 85% of the amount of savings, if any, in U.S. federal, state and local income tax that ARYA actually realizes (computed using certain simplifying assumptions) as a result of the increases in tax basis related to any exchanges of Units for Caritas Common Stock. All such payments to the TRA Participants will be ARYA’s obligation, and not that of Caritas.
The business combination agreement and the transactions contemplated thereby were unanimously approved by the respective boards of directors of the Company and ARYA. The transaction is expected to close in late 2021 or early 2022, following the approval of the transaction by ARYA’s stockholders and the fulfillment of other customary closing conditions.
Prior to the closing, all expenses will continue to be reported within the Company's Consolidated Statements of Operations. Following the close of the transaction, Amicus will become the largest stockholder of Caritas with an approximate 36% ownership stake (assuming no redemptions by ARYA’s stockholders), through transfer of assets constituting the Company's gene therapy business and contributing $50 million in exchange for a number of units of Caritas as an equity investment.
As of September 30, 2021, the Company will continue to fully consolidate the gene therapy business until the close of the transaction and has not applied accounting treatment under the "held for sale" guidance due to the conditional regulatory and stockholder approvals.
Additionally, in September 2021, the Company entered into securities purchase agreements with certain investors for the private placement of an aggregate of 11,296,660 shares of the Company's common stock, at a purchase price of $10.18 per share and pre-funded warrants to purchase an aggregate of 8,349,705 shares of common stock, at a purchase price of $10.17 per pre-funded warrant. The net proceeds from these private placements were approximately $199.8 million. The Company expects to use the net proceeds to further fund initiatives in the global commercialization of Galafold® and the anticipated global launch of AT-GAA and, in connection with the business combination, to invest $50 million in cash in Caritas.
The Company's operations have not been significantly impacted by the novel coronavirus (“COVID-19”) pandemic thus far. However, the Company continued to observe periodic increase in lag times between patient identification and Galafold® initiation due to the resurgence of COVID-19 into 2021. The Company has maintained operations in all geographies, secured its global supply chain for its commercial and clinical products, and maintained the operational integrity of its clinical trials, with minimal disruption. The Company believes its ability to continue to operate without any significant disruptions will depend on the continued health of its employees, the ongoing demand for Galafold® and the continued operation of its global supply chain. The Company has continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of its global workforce. However, the Company's results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.
The Company had an accumulated deficit of $2.2 billion as of September 30, 2021 and anticipates incurring losses through the fiscal year ending December 31, 2021 and beyond. The Company has historically funded its operations through stock offerings, Galafold® revenues, debt issuances, collaborations, and other financing arrangements.
Based on the current operating model, the Company believes that the current cash position, which includes expected revenues, and net proceeds from the September 2021 private placement of securities, is sufficient to fund the Company's operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact the Company's future capital requirements.

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
Additionally, the Company assessed the impact COVID-19 pandemic has had on its operations and financial results as of September 30, 2021 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses.
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
The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold®. The Company's accounts receivable at September 30, 2021 have arisen from product sales primarily in Europe and the U.S. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of September 30, 2021, the Company recorded an allowance for doubtful accounts of $0.1 million.
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
The following table summarizes the Company's net product sales from Galafold® disaggregated by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
U.S.	$25,636	$20,278	$70,167	$58,857
Ex-U.S.	53,909	47,159	153,193	131,458
Total net product sales	$79,545	$67,437	$223,360	$190,315
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
Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of September 30, 2021, the Company held $385.9 million in cash and cash equivalents and $171.1 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within accumulated other comprehensive loss in the Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss the Company would recognize an allowance and the corresponding credit loss would be included in earnings.
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

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of September 30, 2021
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$385,903	$—	$—	$385,903
Corporate debt securities	12,143	—	(2)	12,141
Commercial paper	127,943	14	—	127,957
Asset-backed securities	20,547	2	—	20,549
U.S. government agency bonds	10,009	—	—	10,009
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$556,946	$16	$(2)	$556,960
Included in cash and cash equivalents	$385,903	$—	$—	$385,903
Included in marketable securities	171,043	16	(2)	171,057
Total cash, cash equivalents, and marketable securities	$556,946	$16	$(2)	$556,960

	As of December 31, 2020
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$163,240	$—	$—	$163,240
Corporate debt securities	39,525	4	(16)	39,513
Commercial paper	217,087	14	(6)	217,095
Asset-backed securities	9,420	18	—	9,438
U.S. government agency bonds	53,583	3	(4)	53,582
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$483,256	$39	$(26)	$483,269
Included in cash and cash equivalents	$163,240	$—	$—	$163,240
Included in marketable securities	320,016	39	(26)	320,029
Total cash, cash equivalents, and marketable securities	$483,256	$39	$(26)	$483,269
For the nine months ended September 30, 2021 there were no realized gains or losses. For the fiscal year ended December 31, 2020, there were nominal realized gains. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of September 30, 2021 and December 31, 2020 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive gain (loss). The fair value of these marketable securities in unrealized loss positions was $13.5 million and $124.9 million as of September 30, 2021 and December 31, 2020, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2021	September 30, 2020
Cash and cash equivalents	$385,903	$210,631
Restricted cash	3,168	2,794
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$389,071	$213,425

Note 4. Inventories
Inventories consist of raw materials, work-in-process, and finished goods related to the manufacture of Galafold®. The following table summarizes the components of inventories:

(in thousands)	September 30, 2021	December 31, 2020
Raw materials	$5,350	$5,547
Work-in-process	11,975	7,693
Finished goods	4,747	6,316
Total inventories	$22,072	$19,556
The Company recorded a reserve for inventory of $0.1 million as of September 30, 2021 and December 31, 2020, respectively.
Note 5. Debt
The Company's debt consists of the following:

(in thousands)	September 30, 2021	December 31, 2020
Senior Secured Term Loan due 2026:
Principal	$400,000	$400,000
Less: debt discount (1)	(6,438)	(7,434)
Less: deferred financing (1)	(4,843)	(5,592)
Net carrying value of the Senior Secured Term Loan	$388,719	$386,974

Convertible Notes due 2023:
Principal	$—	$2,825
Less: debt discount (1)	—	(518)
Less: deferred financing (1)	—	(27)
Net carrying value of the Convertible Notes	$—	$2,280

Net carrying value of Long-term debt	$388,719	$389,254
______________________________
(1) Included in the Consolidated Balance Sheets within long-term debt and amortized to interest expense over the remaining life of the Convertible Notes and Senior Secured Term Loan using the effective interest rate method.
During the first and third quarters of 2021, the Company entered into separate, privately negotiated exchange agreements with a limited number of holders ("Holders") of the unsecured Convertible Notes due in 2023 ("Convertible Notes"). Under the terms of the Exchange Agreements, the Holders agreed to exchange the remaining aggregate principal amount of $2.8 million of Convertible Notes held by them in exchange for an aggregate of approximately 472,356 shares of Company common stock, par value $0.01 per share. This transaction resulted in $2.7 million in additional paid-in-capital and common stock of five thousand dollars on the Consolidated Balance Sheets as of September 30, 2021. Additionally, the Company recognized a net loss from extinguishment of debt of $0.3 million in the Consolidated Statements of Operations during the nine months ended September 30, 2021.

Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Contractual interest expense	$7,681	$6,250	$22,806	$13,245
Amortization of debt discount	$383	$395	$1,098	$869
Amortization of deferred financing	$269	$197	$754	$255

Note 6. Stockholders' Equity
During the first quarter of 2021, 1,260,000 and 1,294,999 warrants were exercised at $7.06 and $7.98 per share of common stock, respectively, resulting in gross cash proceeds of $19.2 million.
As discussed in ''— Note 5. Debt'' during the first and third quarters of 2021, the Company entered into separate, privately negotiated Exchange Agreements with the Holders of the Convertible Notes. Under the terms of the Exchange Agreements, the Holders agreed to exchange the remaining aggregate principal amount of $2.8 million of Convertible Notes held by them in exchange for an aggregate of approximately 472,356 shares of Company common stock, par value $0.01 per share. This transaction resulted in an increase of $2.7 million and five thousand dollars to additional paid-in-capital and common stock, respectively.
Amicus Private Placement
In September 2021, the Company entered into a securities purchase agreement with certain entities, the (“Purchase Agreements”) for the private placement of an aggregate of 11,296,660 shares of the Company’s common stock, at a purchase price of $10.18 per share and pre-funded warrants to purchase an aggregate of 8,349,705 shares of common stock, at a purchase price of $10.17 per pre-funded warrant. Proceeds from the private placement, net of offering costs, were $199.8 million. Each pre-funded warrant has an initial exercise price of $0.01 per share and is exercisable at any time after its original issuance, subject generally to the lock-up period, at the option of each holder, in such holder’s discretion, by (i) payment in full in immediately available funds of the initial exercise price for the number of shares of common stock purchased upon such exercise or (ii) a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Certain of the Purchase Agreements provide for a lock-up period of either 60 days or nine months based on the individual agreements.
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

Stock Option Grants
The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected stock price volatility	62.7%	74.2%	65.8%	75.2%
Risk free interest rate	0.8%	0.3%	0.5%	1.6%
Expected life of options (years)	5.4	5.7	5.4	5.7
Expected annual dividend per share	$—	$—	$—	$—
 A summary of the Company's stock options for the nine months ended September 30, 2021 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2020	14,032	$9.54
Granted	2,896	$17.20
Exercised	(1,193)	$7.19
Forfeited	(739)	$12.76
Expired	(198)	$13.36
Options outstanding, September 30, 2021	14,798	$11.02	6.5	$13.8
Vested and unvested expected to vest, September 30, 2021	13,460	$10.81	6.4	$13.8
Exercisable at September 30, 2021	9,071	$9.42	5.2	$13.6
As of September 30, 2021, the total unrecognized compensation cost related to non-vested stock options granted was $30.7 million and is expected to be recognized over a weighted average period of three years.
Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2020	7,080	$11.35
Granted	2,790	$17.77
Vested	(1,555)	$16.67
Forfeited	(775)	$13.45
Non-vested units as of September 30, 2021	7,540	$13.81	2.4	$72.0
All non-vested units are expected to vest over their normal term. As of September 30, 2021, there was $52.8 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.

Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Consolidated Statements of Operations related to the equity awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Equity compensation expense recognized in:
Research and development expense	$3,775	$8,626	$13,232	$17,241
Selling, general, and administrative expense	8,066	7,282	30,699	19,671
Total equity compensation expense	$11,841	$15,908	$43,931	$36,912

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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of September 30, 2021 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$127,957	$127,957
Asset-backed securities	20,549	20,549
Corporate debt securities	12,141	12,141
U.S. government agency bonds	10,009	10,009
Money market funds	4,764	4,764
	$175,420	$175,420

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$24,605	$24,605
Deferred compensation plan liability	4,388	—	4,388
	$4,388	$24,605	$28,993

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
Previously, the Company's Convertible Notes fell into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. As noted in ''— Note 5. Debt," the Convertible Notes were fully settled during the third quarter of 2021.
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
The Company did not have any Level 3 assets as of September 30, 2021 or December 31, 2020.
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

The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB-200 Pompe disease program:

Contingent Consideration Liability	Fair Value as of September 30, 2021	Valuation Technique	Unobservable Input	Range
	(in thousands)

			Discount rate	7.5%

Clinical and regulatory milestones	$23,175	Probability weighted discounted cash flow	Probability of achievement of milestones	75% - 88%

			Projected year of payments	2021 - 2022
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
The Company reached a regulatory milestone in September 2021, associated with the acceptance of the BLA submission for review by the FDA related to the contingent consideration of Callidus for the ATB-200 Pompe disease program. As of September 30, 2021, the milestone payment of $6.0 million, which is payable in cash, resulted in a decrease in the current portion of the contingent consideration liability and a corresponding increase in accounts payable on the Consolidated Balance Sheets.
The following table shows the change in the balance of contingent consideration payable for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of the period	$27,317	$24,327	$25,825	$22,681
Changes in fair value during the period, included in the Consolidated Statements of Operations	3,288	1,034	4,780	2,680
Milestone payment payable in cash	$(6,000)	$—	$(6,000)	$—
Balance, end of the period (1)	$24,605	$25,361	$24,605	$25,361
______________________________
(1) As of September 30, 2021, based on certain milestones that are expected to be reached within the next twelve months, $17.0 million was recorded as a current liability in the Consolidated Balance Sheets.

Note 9. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(50,294)	$(64,011)	$(167,183)	$(205,451)
Denominator:
Weighted average common shares outstanding — basic and diluted	267,464,637	259,161,799	266,085,788	258,091,170
Dilutive common stock equivalents would include the dilutive effect of common stock options, convertible debt units, RSUs, and warrants for common stock equivalents. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect. Weighted average common shares outstanding includes outstanding pre-funded warrants with an exercise price of $0.01.
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of September 30,
(in thousands)	2021	2020
Options to purchase common stock	14,798	16,415
Convertible notes	—	462
Outstanding warrants, convertible to common stock	—	2,555
Unvested restricted stock units	7,540	7,446
Total number of potentially issuable shares	22,338	26,878

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We have a portfolio of product opportunities led by the first, oral monotherapy for Fabry disease that has achieved widespread global approval, a differentiated biologic for Pompe disease that is under review with the U.S. Food and Drug Administration ("FDA"), and an industry leading rare disease gene therapy portfolio.
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
The lead biologics program of our pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, two-component, potential best-in-class treatment for Pompe disease. In February 2019, the FDA granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late-onset Pompe disease. In September 2021, the FDA set the Prescription Drug User Fee Act ("PDUFA") target action date of May 29, 2022 for the New Drug Application ("NDA") for miglustat and July 29, 2022 for the Biologics License Application ("BLA") for cipaglucosidase alfa.
We have established an industry leading gene therapy portfolio of potential therapies for people living with rare metabolic diseases, through a license with Nationwide Children's Hospital ("Nationwide Children’s") and a research collaboration with the University of Pennsylvania ("Penn"). Our pipeline includes gene therapy programs in rare, neurologic/neuromuscular diseases and lysosomal disorders ("LDs"), specifically: CLN6 Batten disease ("CLN6"), CLN3 Batten disease ("CLN3"), and CLN1 Batten disease ("CLN1"), Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), Mucopolysaccharidosis Type IIIB ("MPSIIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPSIIIA"). In the first quarter of 2020, the FDA granted Fast Track designation to the CLN3 Batten disease gene therapy, AT-GTX-502, for the treatment of pediatric patients less than 18 years of age. In September 2020 and February 2021, the European Medicines Agency ("EMA") granted Priority Medicines ("PRIME") designation and the FDA granted Fast Track designation, respectively, to the CLN6 Batten disease gene therapy, AT-GTX-501, for the treatment of patients with variant late infantile neuronal ceroid lipofuscinosis 6 ("vLINCL6"). The research collaboration with Penn also provides us with exclusive disease-specific access and the option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of more prevalent rare diseases, including Rett Syndrome, Angelman Syndrome, Myotonic Dystrophy, and select other muscular dystrophies.
In September 2021, we announced our intent to launch a next-generation genetic medicine company, Caritas Therapeutics, Inc. (“Caritas”) through a definitive business combination agreement pursuant to which the Amicus gene therapy business will be acquired by ARYA Sciences Acquisition Corp IV ("ARYA"), a special purpose acquisition company (or "SPAC"), sponsored by Perceptive Advisors.
Concurrent with the closing of the transaction, we will enter into a co-development and commercialization agreement (the “Co-Development and Collaboration Agreement”) with Caritas pursuant to which, among other things, (i) we will collaborate with Caritas in the research and development of gene therapy product candidates for the treatment of Fabry disease and Pompe diseases, (ii) Caritas will grant us an exclusive license under Caritas’ intellectual property to clinically develop and commercialize certain existing and future gene therapy candidates and (iii) Caritas will grant us a right of first negotiation for us to negotiate an exclusive license to develop and commercialize therapeutic products incorporating gene therapy technologies being developed by Caritas for certain muscular dystrophy indications, in each case, subject to the terms and conditions therein.

We will also enter into a transition services agreement with Caritas pursuant to which, among other things, (i) we and/or one or more of our affiliates will provide certain transitional services to Caritas and/or one or more of its affiliates and (ii) Caritas and/or one or more its affiliates will provide certain transitional services to us and/or one or more of our affiliates, in each case, in order to facilitate the orderly transition of the Company’s gene therapy business to Caritas.

Concurrent with the closing of the transaction, we will enter into the tax receivable agreement with Caritas, ARYA and the other persons from time to time that become a party thereto (such other persons and us, collectively, the “TRA Participants”). Pursuant to the tax receivable agreement, ARYA will be required to pay the TRA Participants 85% of the amount of savings, if any, in U.S. federal, state and local income tax that ARYA actually realizes (computed using certain simplifying assumptions) as a result of the increases in tax basis related to any exchanges of Units for Caritas Common Stock. All such payments to the TRA Participants will be ARYA’s obligation, and not that of Caritas.
The business combination agreement and the transactions contemplated thereby were unanimously approved by our board of directors and the ARYA board of directors. The transaction is expected to close in late 2021 or early 2022, following approval of the transaction by ARYA’s stockholders and the fulfillment of other customary closing conditions.
Prior to the closing, all expenses will continue to be reported within the Consolidated Statements of Operations. Following the close of the transaction, we will become the largest stockholder of Caritas with an approximately 36% ownership stake (assuming no redemptions by ARYA’s stockholders), transfer of assets constituting our gene therapy business and contributing $50 million in exchange for a number of units of Caritas as an equity investment.

Additionally, in September 2021, we entered into securities purchase agreements with certain investors for the private placement of an aggregate of 11,296,660 shares of our common stock, at a purchase price of $10.18 per share and pre-funded warrants to purchase an aggregate of 8,349,705 shares of common stock, at a purchase price of $10.17 per pre-funded warrant. The net proceeds from these private placements were approximately $199.8 million. We expect to use the net proceeds to further fund initiatives in the global commercialization of Galafold® and the anticipated global launch of AT-GAA and, in connection with the business combination, to invest $50 million in cash in Caritas.
Our Strategy
Our strategy is to create, manufacture, test, and deliver the highest quality medicines for people living with rare metabolic diseases through internally developed, jointly developed, acquired, or in-licensed products and product candidates that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. In addition to our lead programs in Fabry and Pompe diseases, we are leveraging our global capabilities to develop and expand our robust pipeline in genomic medicine through our anticipated co-development and commercialization agreement with Caritas. We have made significant progress toward fulfilling our vision of building a leading global biotechnology company focused on rare metabolic diseases.
Our operations have not been significantly impacted by the novel coronavirus (“COVID-19”) pandemic thus far. However, we continued to observe periodic increase in lag times between patient identification and Galafold® initiation due to the resurgence of COVID-19 into 2021. We have maintained operations in all geographies, secured our global supply chain for our commercial and clinical products, as well as maintained the operational integrity of our clinical trials, with minimum disruptions. Our ability to continue to operate without any significant disruptions will depend on the continued health of our employees, the ongoing demand for Galafold® and the continued operation of our global supply chain. We have continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of our global workforce. However, our results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.
Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the nine months ended September 30, 2021, Galafold® revenue totaled $223.4 million, an increase of $33.0 million compared to the same period in the prior year. We continue to see strong commercial momentum and expansion into additional geographies. In countries where we have been operating the longest, we see an increasing proportion of previously untreated patients come onto Galafold®. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.

•Pompe disease clinical program milestones. In December 2020, we completed last patient, last visit in our global Phase 3 pivotal study of AT-GAA (ATB200-03, also known as "PROPEL") with 123 patients at 62 sites in 24 countries. In February 2021, we subsequently reported topline results for the PROPEL study. Additionally, in 2020, orphan drug designation was received in Japan and the British Medicines and Healthcare Products Regulatory Agency ("MHRA") issued a Promising Innovative Medicine ("PIM") designation for AT-GAA for the treatment of late-onset Pompe disease. In June 2021, the MHRA granted AT-GAA a positive scientific opinion through the Early Access to Medicines Scheme ("EAMS") which permits eligible adults living with late-onset Pompe disease ("LOPD") who have received alglucosidase alfa for at least 2 years to switch to AT-GAA prior to marketing authorization in the U.K. We have also completed the submission of the rolling BLA and NDA to the FDA, which was accepted for review in September 2021.
•Pipeline advancement and growth. We have established an industry leading gene therapy portfolio of medicines for people living with rare metabolic diseases through a license with Nationwide Children’s and a research collaboration with Penn. Some recent advances include, in February 2021, we presented initial clinical data a from the Phase 1/2 CLN3 gene therapy study that suggests early signs of disease stabilization and the potential to slow the neurological disease progression in children living with CLN3. Additionally, in February 2021, we presented preclinical data from our Fabry disease gene therapy clinical candidate, AT-GTX-701, with an engineered GLA transgene improved for stability demonstrated greater substrate reduction than wild type constructs across all tissues and doses. In September 2021 we entered into a definitive business combination agreement with ARYA to launch Caritas, a next-generation genomic medicine company which, subject to the closing of the transaction, will strengthen our financial profile and accelerate our path to profitability, while preserving significant equity ownership in the gene therapy pipeline and commercial and development rights to the Fabry and Pompe gene therapy programs.
•Manufacturing. We have managed our clinical and commercial supply chains during the COVID-19 pandemic such that as of the date hereof we have not experienced supply impacts. We have been able to continue to meet required commercial demand for Galafold® as well as supply our ongoing Pompe disease clinical studies without interruption. We have secured supply for our continued needs for the Pompe disease program through a long-term supply agreement with Wuxi Biologics. The agreement allows for the continuous manufacture of our biologic to support future clinical needs and our anticipated commercial requirements should we garner regulatory approvals as planned. We have contracts in place to supply our small molecule component of ATGAA to support both clinical and future commercial requirements. Additionally, we are working with our strategic partners in Gene Therapy to fully support our clinical needs for our pipeline programs.
•Financial strength. Total cash, cash equivalents, and marketable securities as of September 30, 2021 was $557.0 million. Based on the current operating model, we believe that the current cash position, which includes expected revenues, and net proceeds from the September 2021 private placement of securities, is sufficient to fund our operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
 Our Commercial Product and Product Candidates
Galafold® (Migalastat HCl) for Fabry Disease
Our oral precision medicine Galafold® was granted accelerated approval by the FDA in August 2018 under the brand name Galafold® for the treatment of adults with a confirmed diagnosis of Fabry disease and an amenable galactosidase alpha gene ("GLA") variant based on in vitro assay data. The FDA approved Galafold® for 348 amenable GLA variants. Galafold® was approved in the E.U. and U.K. in May 2016 as a first-line therapy for long-term treatment of adults and adolescents, aged 16 years and older, with a confirmed diagnosis of Fabry disease and who have an amenable mutation (variant). The approved E.U. and U.K. labels include 1,384 mutations amenable to Galafold® treatment, which represent up to half of all patients with Fabry disease. In countries where mutations are provided only on the amenability website, these 1,384 amenable mutations are now available. Marketing authorization approvals have been granted in over 40 countries around the world, including the U.S., E.U., U.K., Japan, and others. In July 2021, Galafold® was approved in the E.U. for adolescents aged 12 years and older weighing 45 kg or more. We plan to continue to launch Galafold® in additional countries during 2021, including for adolescents aged 12 years and older.

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
Gene Therapy for Fabry Disease
We are committed to continued innovation for all people living with Fabry disease. For people living with Fabry disease who have non-amenable variants, which are not suitable for Galafold® as a monotherapy, our strategy is to develop a Fabry gene therapy. In October 2018, we expanded our gene therapy portfolio through a collaboration agreement with Penn to pursue research and development of novel gene therapies, including Fabry disease, and other indications. In October 2019, we disclosed preliminary data from a Fabry adeno-associate viral ("AAV") gene therapy using an Amicus-engineered transgene that demonstrated high levels of GLA activity and robust GL-3 reduction in a mouse model of Fabry disease. In February 2021, we presented initial preclinical data from our investigational AAV gene therapy program. This initial preclinical study assessed a range of single doses of AAV in GLA knockout mice with either wild-type hGLA (“unmodified hGLA”) or an Amicus/Penn engineered hGLA transgenes (“engineered hGLA” or “AT-GTX- 701”). The engineered hGLA AAV gene therapy demonstrated stable homodimer formation, enhanced temperature, plasma and neutral ph stability compared to the unmodified hGLA AAV gene therapy. In the lowest tested dose of AT-GTX-701, Gla knockout mice showed partial substrate reduction, while the mid and highest tested doses resulted in near complete substrate reduction. Additionally, AT-GTX-701 demonstrated significantly greater lyso-Gb3/GL-3 substrate reduction across all Fabry disease relevant tissues including the dorsal root ganglia (“DRG”), kidney, and heart, with reductions at low dose being equal to or greater than the reductions observed at higher doses with wildtype transgene and provided the first evidence for DRG storage reduction in a Fabry mouse model treated with an AAV gene therapy.
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
We initiated ATB200-03 (or "PROPEL"), a global Phase 3 clinical study of AT-GAA in adult patients with late-onset Pompe disease in December 2018 and completed last patient, last visit in December 2020. In February 2021, we reported topline results from the Phase 3 PROPEL study. Patients in PROPEL were randomized 2:1 so that for every two patients randomized to be treated with AT-GAA, one was randomized to be treated with alglucosidase alfa. Of the Pompe disease patients enrolled, 77% were being treated with alglucosidase alfa (n=95) immediately prior to enrollment (“Switch”) and 23% had never been treated with any ERT (n=28) (“Naïve”). 117 patients completed the PROPEL study and all 117 voluntarily enrolled in the long-term extension study. The primary endpoint of the study was the mean change in 6-minute walk distance as compared with baseline measurements at 52 weeks across the combined ERT Switch and ERT Naïve patient populations. In this combined population patients taking AT-GAA (n=85) walked on average 21 meters farther at 52 weeks compared to 7 meters with those treated with alglucosidase alfa (n=37). This primary endpoint in the combined population was assessed for superiority and while numerically greater, statistical significance for superiority on this combined population was not achieved for the AT-GAA arm as compared to the alglucosidase alfa arm (p=0.072).
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
Gene Therapy for Pompe Disease
As part of our long-term commitment to provide multiple solutions to address the significant unmet needs of the Pompe disease community, we are also advancing a next-generation gene therapy treatment for Pompe disease. In October 2018, we expanded our gene therapy portfolio through a collaboration agreement with Penn to pursue research and development of novel gene therapies for Pompe disease and other indications.
In April 2019, we presented initial preclinical data from our investigational AAV gene therapy program for Pompe disease. This initial preclinical study in Pompe disease knockout mice administered a single high dose of AAV gene therapy with either unmodified wild-type hGAA ("unmodified hGAA") or an Amicus/Penn engineered hGAA transgene with a Lysosomal-Targeting Cell receptor binding motif ("engineered hGAA"). The engineered hGAA AAV gene therapy demonstrated more robust and consistent glycogen reduction compared to unmodified hGAA AAV gene therapy, in all key tissues assessed in a Pompe disease mouse model. In the central nervous system, the engineered hGAA AAV gene therapy also showed robust glycogen reduction in neuronal cells, suggesting this may be an effective way to address neuronal aspects of Pompe disease. Unmodified hGAA AAV gene therapy showed minimal glycogen reduction in neuronal cells. This preclinical study provided initial validation for combining Amicus-engineered transgenes with Penn's AAV gene therapy technologies.
In May 2020, we presented preclinical data with the engineered hGAA AAV in single and combined central nervous system ("CNS") and systemic directed gene therapy in a mouse model of Pompe disease with advanced disease at treatment. The engineered hGAA AAV showed better targeting and clearance of glycogen storage at low doses in Pompe disease mice compared to unmodified hGAA AAV. High dose IV therapy showed strength rescue and the addition of high dose intracerabroventricular ("ICV") therapy to high dose IV provided incremental benefit.
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
We have two clinical programs in CLN6 and CLN3, and several preclinical programs including CLN1 and other types of Batten disease.

The thirteen patients enrolled in our Phase 1/2 study for CLN6 have received a one-time intrathecal administration of AT-GTX-501. In October 2020, interim results were reported for the 13 patients from this program, demonstrating that treatment with AT-GTX-501 was well tolerated. The majority of AEs were mild and unrelated to treatment. No pattern of AEs related to AAV or anti-CLN6 immunogenicity was observed. Interim efficacy data based on evaluation using the Hamburg Motor and Language scores suggested a slowing of disease progression for 12 of the 13 patients at the 12-month timepoint and for eight of the 13 patients at the 24-months timepoint. Additional, interim clinical data was reported on various components of Hamburg Seizure and Vision scores in most patients from baseline to month 12 or 24, compared to the progression expected in matched untreated patients. Two study participants passed away during the long term follow up period from disease-related complications deemed by the investigator as unrelated to AT-GTX-501.
In the fourth quarter of 2018, we announced the initiation of a Phase 1/2 study to evaluate the safety and efficacy of a single intrathecal administration of an AAV serotype AT-GTX-502 gene therapy in patients with CLN3. In the Phase 1/2 study, a total of three patients were dosed in the low-dose group, and based on the safety profile to date, the data safety monitoring board cleared us to begin enrollment in the high-dose cohort. One patient is currently dosed in the high-dose cohort. In February 2021, we announced initial safety for the first four patients up to 15 months post-administration of AT-GTX-502 and preliminary efficacy data for the first three patients in the low-dose cohort for up 15 months post-administration of AT-GTX-502, as well as one patient in the high-dose cohort for up to 3 months post-administration of AT-GTX-502. Initial results of the study suggest that AT-GTX-502 was well tolerated and demonstrated potential early signs of disease stabilization compared to a natural history dataset.
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
Angelman Syndrome
We are also exploring an AAV gene therapy for Angelman syndrome, a neurological disorder caused by the lack of a functional UBE3A gene in certain areas of the brain. Angelman patients are impacted by motor and balance issues, seizures, and developmental delay, all initiating early in life. There are currently no treatments that can cure the disease or address the underlying genetic defect, and patients rely on symptomatic medications for seizure control. Our novel gene therapy strategy utilizes an engineered cross-correcting version of the UBE3A protein in order to treat as many target cells as possible. With this approach, we aim to deliver sustained UBE3A function in the brain and subsequently restore neuronal function.
Other Preclinical Gene Therapies
We have a number of additional gene therapies in active preclinical development. Our strategy is to utilize our innovative program engineering approaches to develop first or best in class AAV gene therapies for these rare devastating diseases.
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

Consolidated Results of Operations
Three Months Ended September 30, 2021 compared to September 30, 2020
The following table provides selected financial information for the Company:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Net product sales	$79,545	$67,437	$12,108
Cost of goods sold	11,696	8,399	3,297
Cost of goods sold as a percentage of net product sales	14.7%	12.5%	2.2%
Operating expenses:
Research and development	59,333	70,419	(11,086)
Selling, general, and administrative	46,107	37,850	8,257
Changes in fair value of contingent consideration payable	3,288	1,034	2,254
Depreciation and amortization	1,520	2,496	(976)
Other income (expense):
Interest income	108	518	(410)
Interest expense	(8,165)	(6,784)	(1,381)
Loss on extinguishment of debt	(257)	(7,276)	7,019
Other income (expense)	237	3,019	(2,782)
Income tax benefit (expense)	182	(727)	909
Net loss attributable to common stockholders	$(50,294)	$(64,011)	$13,717
Net Product Sales. Net product sales increased $12.1 million during the three months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily due to continued growth in the U.S., Europe and Japan markets.
Cost of goods sold. Cost of goods sold includes manufacturing costs as well as royalties associated with sales of our product. Cost of goods sold as a percentage of net product sales increased 2.2% primarily due to the proportion of sales in countries subject to a higher royalty burden.
Research and Development Expense. The following table summarizes our principal product development programs for each product candidate in development and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Three Months Ended September 30,
Projects	2021	2020
Third party direct project expenses
Galafold® (Fabry Disease)	$2,804	$5,117
AT-GAA (Pompe Disease)	22,875	18,601
Gene therapy programs	8,304	14,875
Pre-clinical and other programs	59	634
Total third-party direct project expenses	34,042	39,227
Other project costs
Personnel costs	17,749	25,054
Other costs	7,542	6,138
Total other project costs	25,291	31,192
Total research and development costs	$59,333	$70,419
The $11.1 million decrease in research and development costs was primarily due to the timing of spending on manufacturing costs within the gene therapy programs and a decrease in personnel costs primarily due to realignment with strategic priorities. This decrease was partially offset by an increase in the Pompe disease program associated with the timing of clinical research and manufacturing costs.

Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $8.3 million, primarily driven by increased third-party professional fees.
Loss on Extinguishment of Debt. In July of 2020, the Company voluntarily settled the principal amount, accrued interest, and early settlement premiums of the Senior Secured term Loan due 2023. As a result of this early extinguishment, a loss on extinguishment of debt of $7.3 million was recognized in the Consolidated Statements of Operations, compared to a loss of $0.3 million associated with the voluntary full settlement of the 2023 Convertible Debt in August of 2021.
Other Expense. The $2.8 million variance was primarily driven by foreign exchange gains in the remeasurement of our intercompany transactions.
Income Tax Benefit (Expense). The income tax benefit for the three months ended September 30, 2021 was $0.2 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distribution of pre-tax earnings among the many jurisdictions in which we operate.
Nine Months Ended September 30, 2021 compared to September 30, 2020
The following table provides selected financial information for the Company:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Net product sales	$223,360	$190,315	$33,045
Cost of goods sold	26,615	21,627	4,988
Cost of goods sold as a percentage of net product sales	11.9%	11.4%	0.5%
Operating expenses:
Research and development	186,453	229,150	(42,697)
Selling, general, and administrative	135,109	112,722	22,387
Changes in fair value of contingent consideration payable	4,780	2,680	2,100
Depreciation and amortization	4,691	6,299	(1,608)
Other income (expense):
Interest income	323	2,898	(2,575)
Interest expense	(24,307)	(14,148)	(10,159)
Loss on extinguishment of debt	(257)	(7,276)	7,019
Other income (expense)	(2,729)	29	(2,758)
Income tax expense	(5,925)	(4,791)	(1,134)
Net loss attributable to common stockholders	$(167,183)	$(205,451)	$38,268
Net Product Sales. Net product sales increased $33.0 million during the nine months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily due to continued growth in the U.S., Europe and Japan markets.

Research and Development Expense. The following table summarizes our principal product development programs for each product candidate in development and the out-of-pocket, third party expenses incurred with respect to each product candidate:

(in thousands)	Nine Months Ended September 30,
Projects	2021	2020
Third party direct project expenses
Galafold® (Fabry Disease)	$6,406	$9,637
AT-GAA (Pompe Disease)	67,829	80,868
Gene therapy programs	36,768	49,611
Pre-clinical and other programs	679	2,228
Total third-party direct project expenses	111,682	142,344
Other project costs
Personnel costs	53,914	66,753
Other costs	20,857	20,053
Total other project costs	74,771	86,806
Total research and development costs	$186,453	$229,150
The $42.7 million decrease in research and development costs was primarily due to the timing of clinical research and manufacturing costs associated with the advancement in the Pompe disease program, decrease in gene therapy programs driven by timing of spend for manufacturing costs and a decrease in personnel costs primarily due to realignment with strategic priorities.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $22.4 million, mainly driven by increased personnel costs and third-party professional fees.
Interest Expense. Interest expense increased $10.2 million during the nine months ended September 30, 2021 compared to the same period in the prior year. The increase was driven by the $400 million Senior Secured Loan due 2026 entered in July 2020.
Loss on Extinguishment of Debt. In July of 2020, the Company voluntarily settled the principal amount, accrued interest, and early settlement premiums of the Senior Secured term Loan due 2023. As a result of this early extinguishment, a loss on extinguishment of debt of $7.3 million was recognized in the Consolidated Statements of Operations, compared to a loss of $0.3 million associated with the voluntary full settlement of the 2023 Convertible Debt in August of 2021.
Income Tax Expense. The income tax expense for the nine months ended September 30, 2021 was $5.9 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distribution of pre-tax earnings among the many jurisdictions in which we operate.
Liquidity and Capital Resources
As a result of our significant research and development expenditures, as well as expenditures to build a commercial organization to support the launch of Galafold®, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have historically funded our operations through stock offerings, Galafold® revenues, debt issuances, collaborations, and other financing arrangements.
Cash Flow Discussion
As of September 30, 2021, we had cash, cash equivalents, and marketable securities of $557.0 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "—Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.

Net Cash Used in Operating Activities
Net cash used in operations for the nine months ended September 30, 2021 was $132.0 million. The components of net cash used in operations included the net loss for the nine months ended September 30, 2021 of $167.2 million and an overall decrease in cash from changes from operating assets and liabilities of $24.6 million. The change in operating assets and liabilities was primarily related to a decrease in accounts payable and accrued expenses of $22.1 million, mainly related to the payment of contract manufacturing and research costs. This was partially offset by $43.9 million of stock compensation and $15.8 million of other non-cash adjustments.
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
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2021 was $146.9 million. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $342.3 million for the sale and redemption of marketable securities, partially offset by $193.4 million for the purchase of marketable securities and $2.1 million for capital expenditures.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $212.2 million. Net cash provided by financing activities primarily reflects $199.8 million in net proceeds from the September 2021 private placement of securities, $19.2 million from the exercise of the remaining outstanding warrants and $8.4 million from the exercise of stock options, partially offset by $14.7 million from payments of employee withholding taxes related to restricted stock unit vesting.
Net cash provided in financing activities for the nine months ended September 30, 2020 was $241.3 million. Net cash provided by financing activities primarily reflects $385.9 million in proceeds from the Senior Secured Term Loan due 2026, net of issuance costs, $20.0 million from the exercise of stock options. This increase was offset by $155.2 million for the voluntary settlement of the Senior Secured Term Loan due 2023, and $9.3 million from payments of employee withholding taxes related to restricted stock unit vesting.

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
•the cost of manufacturing drug supply for our clinical and preclinical studies, including the cost of manufacturing our Enzyme Replacement Therapy ("ERT" or "ATB200" or "cipaglucosidase alfa") for the treatment of Pompe disease and gene therapies;
•the future results of on-going preclinical research and subsequent clinical trials for CDD, Pompe gene therapy, Fabry gene therapy, MPSIIIB, next generation MPSIIIA, and other pipeline candidates we may identify from time to time, including our ability to obtain regulatory approvals and commercialize these therapies and obtain market acceptance for such therapies;
•the costs, timing, and outcome of regulatory review of our product candidates, including AT-GAA;
•any changes in regulatory standards relating to the review of our product candidates;
•the number and development requirements of other product candidates that we pursue;
•our ability to realize the expected benefits of our business combination agreement for our gene therapy business, which could result in additional unanticipated costs and risks;
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

While we continue to generate revenue from product sales, in the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. Based on the current operating model, we believe that the current cash position, which includes expected revenues, and net proceeds from the September 2021 private placement of securities, is sufficient to fund our operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
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
There were no significant changes during the nine months ended September 30, 2021 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates, or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents, and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities, and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $0.5 million as of September 30, 2021. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.
We are exposed to interest rate risk with respect to variable rate debt. At September 30, 2021, we had a $400 million Senior Secured Term Loan due 2026 that bears interest at a rate equal to the 3-month LIBOR, subject to a 1% floor, plus 6.5% per year. We do not currently hedge our variable interest rate debt. The annual average variable interest rate for our variable rate debt as of September 30, 2021 was 7.5%. A hypothetical 100 basis point increase or decrease in the average interest rate on our variable rate debt would result in a $1.0 million change in the interest expense as of September 30, 2021.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On September 2, 2021, Teva Pharmaceuticals Development, Inc. dismissed its complaint against the Company filed in the United States District Court for the Eastern District of Pennsylvania with prejudice.
ITEM 1A. RISK FACTORS
The following risk factor should be considered in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
The announced proposed spin-off of our gene therapy business may not be completed within the expected timeframe, or at all, we may not achieve the expected benefits from the spin-off, and we may incur substantial expenses in connection with the transaction.
On September 29, 2021, we announced a plan to pursue a spin-off of our gene therapy business into ARYA Sciences Acquisition Corp. IV, a special purpose acquisition company, or SPAC, a Cayman Islands exempted company (“ARYA”). Pursuant to the agreement, ARYA’s name will be changed to Caritas Therapeutics, Inc. (“Caritas”) upon closing. The Company will distribute shares of Caritas to the Company’s stockholders on a pro rata basis in a manner intended to be tax-free to the Company and its stockholders for U.S. Federal income tax purposes. The transaction is expected to be completed in the last quarter of 2021 or the first quarter of 2022. The proposed spin-off is subject to customary conditions.
No assurance can be given regarding the form that a spin-off transaction may take or the specific terms or timing thereof, or that a spin-off will in fact occur, as the transaction requires final approval by ARYA’s shareholders and ARYA’s registration statement on Form S-4 must be declared effective by the Securities and Exchange Commission. In addition, the Company expects to retain approximately 36% of the shares of Caritas at the time of the separation, with the intent to monetize in the future and provide additional proceeds to the Company. No assurance can be given that we will be able to monetize the shares of Caritas at a favorable price or at all, or the timing thereof.
The Company and Caritas may not realize some or all of the anticipated strategic, financial, operational or other benefits, including benefits under the Tax Receivable Agreement, by and among Caritas, Amicus GT Holdings, LLC and Caritas Therapeutics, LLC (“Caritas LLC”), benefits under the Co-Development and Commercialization Agreement, by and among the Company and Caritas LLC, and the benefits of any cost savings from the transaction generally. As independent publicly traded companies, the Company and Caritas will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, such as changes in the gene therapy or biotechnology industries, which could result in increased volatility in their respective cash flows, working capital and financing requirements and could materially and adversely affect the respective business, financial condition and results of operations. There can be no assurance that the combined value of the common stock of the two publicly traded companies will be equal to or greater than what the value of the Company’s common stock would have been had the proposed separation not occurred.
Moreover, substantial expenses will be incurred in connection with the transaction. These expenses include, but are not limited to, the prolonging of services provided under the Transition Services Agreement (the “TSA”), by and among the Company and Caritas LLC, and the reliance on external vendors to provide scientific support at a higher cost than internal support. Such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the transaction may be offset by costs or delays incurred in effectuating the transaction. Executing the proposed transaction and complying with the terms of the TSA, particularly if Amicus is required to provide services under the TSA for longer than expected, will require significant time and attention from the Company’s senior management and employees, which could disrupt the Company’s ongoing business and adversely affect the financial results and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	3,130	$9.18	—	—
August 1, 2021 through August 31, 2021	5,826	$10.58	—	—
September 1, 2021 through September 30, 2021	4,901	$11.14	—	—
Total	13,857	$10.46	—	—
______________________________
(1) Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 29, 2021).
10.1
Business Combination Agreement, dated as of September 29, 2021, by and among ARYA Sciences Acquisition Corp IV, Amicus Therapeutics, Inc., Amicus GT Holdings, Inc. and Caritas Therapeutics, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 29, 2021).

10.2
Sponsor Letter Agreement, dated as of September 29, 2021, by and among ARYA Sciences Acquisition Corp IV, ARYA Sciences Holdings IV, Amicus GT Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 29, 2021).

10.3
Securities Purchase Agreement, dated September 29, 2021, by and between Amicus Therapeutics, Inc. and Redmile Group LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on September 29, 2021).

10.4
Securities Purchase Agreement, dated September 29, 2021, by and between Amicus Therapeutics, Inc. and Perceptive Life Sciences Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on September 29, 2021).

10.5
Securities Purchase Agreement, dated September 29, 2021, by and among Amicus Therapeutics, Inc. and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on September 29, 2021).

10.6
Investor Rights Agreement, dated September 29, 2021, by and among ARYA Sciences Acquisition Corp IV, Caritas Therapeutics, LLC, Perceptive Life Sciences Master Fund, Ltd., ARYA Sciences Holdings IV, Amicus GT Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on September 29, 2021).

10.7	Limited Consent and Amendment No. 1 to Loan Agreement (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on September 29, 2021).
10.8
Amendment to Employment and Confidentiality Agreements, dated September 28, 2021, by and between Amicus Therapeutics, Inc. and Hung Do (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on September 29, 2021).

10.9	Amendment #3 to the Amicus Therapeutics, Inc. Cash Deferral Plan

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date:	November 9, 2021	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2021	By:	/s/ Daphne Quimi
Daphne Quimi
Chief Financial Officer
(Principal Financial Officer)