Form 10-K
period 2021-12-31
AMICUS THERAPEUTICS, INC.
filed 2022-02-24
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report .☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the 263,549,335 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on The NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2021) was $2,540,615,589. Shares of voting and non-voting stock held by executive officers, directors, and holders of more than 10% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 15, 2022 was 280,029,345 shares.
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
    We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•the scope, progress, results and costs of our clinical trials of our drug candidates;
•the cost of manufacturing drug supply for our commercial, clinical and preclinical studies, including the cost of manufacturing Pompe Enzyme Replacement Therapy ("ERT" or "ATB200" or "cipaglucosidase alfa");
•the future results of preclinical research and subsequent clinical trials for pipeline candidates we may identify from time to time, including our ability to obtain regulatory approvals and commercialize these therapies and obtain market acceptance for such therapies;
•the costs, timing, and outcome of regulatory review of our product candidates, including AT-GAA;
•any changes in regulatory standards relating to the review of our product candidates, including AT-GAA;
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
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold® and AT-GAA;
•our ability to obtain reimbursement for Galafold® and, if our regulatory filings are accepted and approved, AT-GAA;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold®, and, if approved and applicable, AT-GAA;
•our ability to obtain market acceptance of Galafold® and, if our regulatory filings are accepted and approved, AT-GAA;
•the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims, including Hatch-Waxman litigation;
•the impact of litigation that has been or may be brought against us or of litigation that we are pursuing or may pursue against others;
•the extent to which we acquire or invest in businesses, products, and technologies;
•our ability to successfully integrate our acquired products and technologies into our business, or successfully divest or license existing products and technologies from our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected;
•our ability to establish licensing agreements, collaborations, partnerships or other similar arrangements and to obtain milestone, royalty, or other payments from any such collaborators;

•the extent to which our business could be adversely impacted by the effects of the novel coronavirus ("COVID-19") outbreak, including due to actions by us, governments, our customers, our suppliers, or other third parties to control the spread of COVID-19, or by other health epidemics or pandemics;
•the costs associated with, and our ability to comply with, emerging environmental, social and governance standards;
•our ability to accurately forecast revenue, operating expenditures, or other metrics impacting profitability;
•fluctuations in foreign currency exchange rates; and
•changes in accounting standards.
In light of these risks and uncertainties, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Part I, Item 1A "— Risk Factors", a summary of which may be found below, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Those factors and the other risk factors described herein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Our forward-looking statements do not reflect the potential impact of any future collaborations, alliances, business combinations, partnerships, strategic out-licensing of certain assets, the acquisition of preclinical-stage, clinical-stage, marketed products or platform technologies or other investments we may make. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.
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
•If we are not able to obtain, or delayed in obtaining, required regulatory approvals, we will not be able to commercialize our product or product candidates, materially impairing our ability to generate revenue.
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
•Our business and reputation may be adversely affected by environmental, social and governance matters.

PART I
Item 1.    BUSINESS
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We have a portfolio of product opportunities including the first, oral monotherapy for Fabry disease that has achieved widespread global approval and a differentiated biologic for Pompe disease that is under review with the U.S. Food and Drug Administration ("FDA") as well as the European Medicines Agency ("EMA"). We are committed to discovering and developing next generation therapies in Fabry and Pompe diseases.
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
The lead biologics program of our pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, two-component, potential best-in-class treatment for Pompe disease. In February 2019, the FDA granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease. In September 2021, the FDA set the Prescription Drug User Fee Act ("PDUFA") target action date of May 29, 2022 for the New Drug Application ("NDA") for miglustat and July 29, 2022 for the Biologics License Application ("BLA") for cipaglucosidase alfa. The EMA validated the Marketing Authorization Application (“MAA”) in the fourth quarter of 2021.
On February 24, 2022, we announced, with ARYA Sciences Acquisition Corp IV ("ARYA"), a special purpose acquisition company (or "SPAC"), sponsored by Perceptive Advisors, we have agreed to mutually terminate the previously announced definitive business combination agreement, originally executed in September 2021.
Additionally, in September 2021, we entered into securities purchase agreements with certain investors for the private placement of an aggregate of 11,296,660 shares of our common stock, at a purchase price of $10.18 per share and pre-funded warrants to purchase an aggregate of 8,349,705 shares of common stock, at a purchase price of $10.17 per pre-funded warrant. The net proceeds from these private placements were approximately $199.8 million. We expect to use the net proceeds to further fund initiatives in the global commercialization of Galafold® and the anticipated global launch of AT-GAA and to further support our discovery work on next generation therapies in Fabry and Pompe diseases.
Our Strategy
Our strategy is to create, manufacture, test, and deliver the highest quality medicines for people living with rare diseases through internally developed, jointly developed, acquired, or in-licensed products and product candidates that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. We are leveraging our global capabilities to develop and broaden our lead franchises in Fabry and Pompe disease, with focused discovery work on next generation therapies and novel platform technologies.
Our operations have not been significantly impacted by the novel coronavirus (“COVID-19”) pandemic thus far. However, we continued to observe a periodic increase in lag times between patient identification and Galafold® initiation due to the resurgence of COVID-19 in 2021. We have maintained operations in all geographies, secured our global supply chain for our commercial and clinical products, as well as maintained the operational integrity of our clinical trials, with minimum disruptions. Our ability to continue to operate without any significant disruptions will depend on the continued health of our employees, the ongoing demand for Galafold® and the continued operation of our global supply chain. We have continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of our global workforce. However, our results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.

Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the year ended December 31, 2021, Galafold® revenue totaled $305.5 million, an increase of $44.6 million compared to the prior year. We continue to see strong commercial momentum and expansion into additional geographies. In countries where we have been operating the longest, we see an increasing proportion of previously untreated patients come onto Galafold®. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.
•Pompe disease clinical program milestones. In December 2020, we completed last patient, last visit in our global Phase 3 pivotal study of AT-GAA (ATB200-03, also known as "PROPEL") with 123 patients at 62 sites in 24 countries. In February 2021, we subsequently reported topline results for the PROPEL study. In June 2021, the MHRA granted AT-GAA a positive scientific opinion through the Early Access to Medicines Scheme ("EAMS") which permits eligible adults living with late-onset Pompe disease ("LOPD") who have received alglucosidase alfa for at least 2 years to switch to AT-GAA prior to marketing authorization in the U.K. We completed the submission of the rolling BLA and NDA to the FDA, which was accepted for review in September 2021 and in the fourth quarter of 2021, the MAA was submitted and validated by the EMA.
•Pipeline advancement and growth. We are leveraging our global capabilities to develop and broaden our lead franchises in Fabry and Pompe disease, with focused discovery work on next generation therapies and novel platform technologies.
•Manufacturing. We have managed our clinical and commercial supply chains during the COVID-19 pandemic such that as of the date hereof we have not experienced supply impacts. We have been able to continue to meet required commercial demand for Galafold® as well as supply our ongoing Pompe disease clinical studies without interruption. We have secured supply for our continued needs for the Pompe disease program through a long-term supply agreement with Wuxi Biologics. The agreement allows for the continuous manufacture of our biologic to support future clinical needs and our anticipated commercial requirements should we garner regulatory approvals as planned. We have contracts in place to supply miglustat, our small molecule component of ATGAA, to support both clinical and future commercial requirements.
•Financial strength. Total cash, cash equivalents, and marketable securities as of December 31, 2021 was $482.5 million. Based on the current operating model, we believe that the current cash position, which includes expected revenues, and net proceeds from the September 2021 private placement of securities, is sufficient to fund our operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
Our Commercial Product and Product Candidates
Galafold® (Migalastat HCl) for Fabry Disease
Our oral precision medicine Galafold® was granted accelerated approval by the FDA in August 2018 under the brand name Galafold® for the treatment of adults with a confirmed diagnosis of Fabry disease and an amenable galactosidase alpha gene ("GLA") variant based on in vitro assay data. The FDA has approved Galafold® for 350 amenable GLA variants. Galafold® was approved in the E.U. and U.K. in May 2016 as a first-line therapy for long-term treatment of adults and adolescents, aged 16 years and older, with a confirmed diagnosis of Fabry disease and who have an amenable mutation (variant). The approved E.U. and U.K. labels include 1,384 mutations amenable to Galafold® treatment, which represent up to half of all patients with Fabry disease. In countries where mutations are provided only on the amenability website, these 1,384 amenable mutations are now available. Marketing authorization approvals have been granted in over 40 countries around the world, including the U.S., E.U., U.K., Japan, and others. In July 2021, Galafold® was approved in the E.U. for adolescents aged 12 years and older weighing 45 kg or more. We plan to continue to launch Galafold® in additional countries during 2022, including for adolescents aged 12 years and older.
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

Next Generation for Fabry Disease
We are committed to continued innovation for all people living with Fabry disease. Our pipeline includes a Fabry gene therapy.
In February 2021, we presented initial preclinical data from our investigational AAV gene therapy program. This initial preclinical study assessed a range of single doses of AAV in Gla knockout mice with either wild-type hGLA (“unmodified hGLA”) or an Amicus/University of Pennsylvania ("Penn") engineered hGLA transgenes (“engineered hGLA” or “AT-GTX-701”). The engineered hGLA AAV gene therapy demonstrated stable homodimer formation, enhanced temperature, plasma and neutral ph stability compared to the unmodified hGLA AAV gene therapy. In the lowest tested dose of AT-GTX-701, Gla knockout mice showed partial substrate reduction, while the mid and highest tested doses resulted in near complete substrate reduction. Additionally, AT-GTX-701 demonstrated significantly greater lyso-Gb3/GL-3 substrate reduction across all Fabry disease relevant tissues including the dorsal root ganglia (“DRG”), kidney, and heart, with reductions at low dose being equal to or greater than the reductions observed at higher doses with wildtype transgene and provided the first evidence for DRG storage reduction in a Fabry mouse model treated with an AAV gene therapy.
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

Novel ERT for Pompe Disease
We are leveraging our biologics capabilities to develop AT-GAA, a novel treatment paradigm for Pompe disease. AT-GAA consists of a uniquely engineered rhGAA enzyme, ATB200, or cipaglucosidase alfa, with an optimized carbohydrate structure to enhance lysosomal uptake, administered in combination with AT2221, or miglustat, that functions as an enzyme stabilizer. Miglustat binds to and stabilizes ATB200, or cipaglucosidase alfa, preventing inactivation of rhGAA in circulation to improve the uptake of active enzyme in key disease-relevant tissues, resulting in increased clearance of accumulated substrate, glycogen. Miglustat is not an active ingredient that contributes directly to substrate reduction ("glycogen").
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
In addition, we are conducting ongoing clinical studies in pediatric patients for both LOPD and infantile-onset Pompe disease ("IOPD") populations.

Next Generation for Pompe Disease
As part of our long-term commitment to provide multiple solutions to address the significant unmet needs of the Pompe disease community, we are also continuing discovery for next-generation genetic medicines for Pompe disease.
Pompe Disease Background
Like Fabry disease, Pompe disease is a lysosomal disorder ("LD") that results from a deficiency in an enzyme, GAA. Signs and symptoms of Pompe disease can be severe and debilitating and include progressive muscle weakness throughout the body, particularly the heart and skeletal muscles. GAA deficiency causes accumulation of glycogen in cells, which is believed to result in the clinical manifestations of Pompe disease. Pompe disease ranges from a rapidly fatal infantile form with severe cardiac involvement to a more slowly progressive, late-onset form primarily affecting skeletal muscle. All forms are characterized by severe muscle weakness that worsens over time. In the early-onset form, patients are usually diagnosed shortly after birth and often experience enlargement of the heart and severe muscle weakness. In late-onset Pompe disease, symptoms may not appear until late childhood or adulthood and patients often experience progressive muscle weakness.
According to reported estimates of the Acid Maltase Deficiency Association, the United Pompe Foundation, and the Lysosomal Disease Program at Massachusetts General Hospital, there are 5,000-10,000 patients with Pompe disease worldwide.
Currently, two products, both ERTs, are approved for the treatment of Pompe disease: alglucosidase alfa and avalglucosidase alfa-ngpt by Sanofi Aventis.
CDKL5 Deficiency Disorder
We are researching a potential first-in-class genetic medicine for CDKL5 deficiency disorder ("CDD") consisting of a CDKL5 protein engineered for cross correction, delivered as either a protein replacement or as a gene therapy through our collaboration with Penn. We are collaborating with the LouLou Foundation to assess the natural history of the disease to identify endpoints for potential use in future studies. CDKL5 is a gene on the X-chromosome encoding the CDKL5 protein that regulates the expression of several essential proteins for normal brain development. Genetic mutations in the CDKL5 gene result in CDKL5 protein deficiency and CDD. This disorder manifests clinically as persistent seizures starting in infancy, followed by severe impairment in neurological development. Most children affected by CDD cannot walk or care for themselves and may also suffer from scoliosis, visual impairment, sensory issues, and gastrointestinal complications.
Additional Next Generation Programs
We have a number of additional gene therapies in clinical and preclinical development, including potential gene therapies in multiple forms of Batten disease. Batten disease is the common name for a broad class of rare, fatal, inherited disorders of the nervous system also known as neuronal ceroid lipofuscinoses ("NCLs"). In these diseases, a defect in a specific gene triggers a cascade of problems that interferes with a cell's ability to recycle certain molecules. Each gene is called ceroid lipofuscinosis, neuronal ("CLN") and given a different number designation as its subtype. There are 13 known forms of Batten disease often referred to as CLN1-8; 10-14. The various types of Batten disease have similar features and symptoms but vary in severity and age of onset.
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

We have an ongoing Phase 1/2 clinical study for CLN3 to evaluate the safety and efficacy of a single intrathecal administration of an AAV serotype AT-GTX-502 gene therapy in patients with CLN3. In February 2021, we announced initial safety for the first four patients up to 15 months post-administration of AT-GTX-502 and preliminary efficacy data for the first three patients in the low-dose cohort for up 15 months post-administration of AT-GTX-502, as well as one patient in the high-dose cohort for up to 3 months post-administration of AT-GTX-502. Initial results of the study suggest that AT-GTX-502 was well tolerated and demonstrated potential early signs of disease stabilization compared to a natural history dataset. CLN3 impacts approximately 5,000 patients across our commercial landscape today and there are no approved therapies for this disorder.
In the first quarter of 2022, we discontinued development of our CLN6 Batten disease gene therapy program following review of long-term extension study data. It was recently determined that any initial stabilization of disease progression at the two-year time point was not maintained through the long-term extension study.
Strategic Alliances and Arrangements
We will continue to evaluate business development opportunities as appropriate to build stockholder value and provide us with access to the financial, technical, clinical, and commercial resources necessary to develop and market technologies or products with a focus on rare and orphan diseases. We are exploring potential collaborations, alliances, and other business development opportunities on a regular basis. These opportunities may include business combinations, partnerships, the strategic out-licensing of certain assets, or the acquisition of preclinical-stage, clinical-stage, or marketed products or platform technologies consistent with our strategic plan to develop and provide therapies to patients living with rare and orphan diseases.
Acquisitions
Celenex, Inc.
In September 2018, we expanded our pipeline by acquiring the rights and related intellectual property of ten gene therapy programs through the acquisition of Celenex, Inc. ("Celenex"). Celenex is a private, clinical stage gene therapy company whose lead programs are ten gene therapy programs including CLN3, which is in clinical stage, and several programs in pre-clinical stage. Pursuant to the terms of the agreement, we agreed to pay up to an additional $10 million in connection with the achievement of certain development milestones, $220 million in connection with the achievement of certain regulatory approval milestones across multiple programs and up to $75 million in tiered sales milestone payments. Celenex has an exclusive license agreement with Nationwide Children’s Hospital ("Nationwide Children’s"). Under this license agreement, Nationwide Children’s is eligible to receive development and sales-based milestones of up to $7.8 million for each product.
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
We own or hold license rights to several issued patents and numerous pending and issued applications, filed in the U.S., Europe, Japan, and other jurisdictions that are related to Galafold® and our ongoing clinical programs:
•We own issued U.S. patents that cover the use of migalastat, the active pharmaceutical ingredients in Galafold®, in the treatment of Fabry disease, which expire in 2027, 2028, 2029, 2037 or 2038 and are listed in the FDA Orange Book. Foreign counterparts of the U.S. patents are pending or issued in Europe, Japan, and certain other jurisdictions. Further, we have pending U.S. patent applications covering various aspects of Galafold®, including composition-of-matter methods of treating a patient diagnosed with Fabry disease with migalastat and their foreign counterparts. Any patents issuing from these applications will expire in 2036, 2038, 2039, 2040, or 2041.and we anticipate listing these patents in the FDA Orange Book if issued.
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
•From our agreement with Penn, we have license to Penn’s patent portfolio pertaining to vector and other platform technologies for treating Pompe disease, Fabry disease, CDD, CLN1, Mucopolysaccharidosis Type IIIB ("MPSIIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPSIIIA"). Any patents issued from these applications will expire in 2039.
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

•Gene therapy (e.g., Pompe, Fabry, CDLK5, MPSIIIB and next generation MPSIIIA) and ERT (e.g., CDKL5) programs and the use to treat specified diseases.
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
University of Pennsylvania
In October 2018, as amended, we entered into a collaboration agreement with Penn to pursue research and development of novel gene therapies. Our gene therapy portfolio pipeline expanded to include Pompe disease, Fabry disease, CDD, CLN1, MPSIIIB, as well as a next generation program in MPSIIIA. This expanded collaboration with Penn also provides us with exclusive disease-specific access and option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of other rare diseases.
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

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The following table lists our principal competitors and publicly available information on the status of their clinical-stage product offerings:

Competitor (1)	Indication	Product	Class of Product	Status	2021 Sales
(in millions)
Sanofi Aventis	Fabry Disease	Fabrazyme®	ERT	Marketed	€844
	Pompe Disease	Myozyme®/ Lumizyme®	ERT	Marketed	€1,003
	Fabry Disease	Venglustat	Oral GCS Inhibitor	Phase 3	N/A
	Pompe Disease	Nexviazyme®	ERT	Marketed	€17
Takeda (2)	Fabry Disease	Replagal®	ERT	Marketed	¥52,500
Idorsia	Fabry Disease	Lucerastat	Oral Therapy	Phase 3	N/A
Protalix Biotherapeutics	Fabry Disease	PRX-102	ERT	Phase 3	N/A
Freeline	Fabry Disease	FLT-190	Gene Therapy	Phase 1/2	N/A
Sangamo	Fabry Disease	ST-920	Gene Therapy	Phase 1/2	N/A
4DMT	Fabry Disease	4D-310	Gene Therapy	Phase 1/2	N/A
AskBio (Bayer)	Pompe Disease	ACTUS-101	Gene Therapy	Phase 1/2	N/A
Audentes (Astellas)	Pompe Disease	AT-845	Gene Therapy	Phase 1/2	N/A
Roche (Spark)	Pompe Disease	SPK-3006	Gene Therapy	Phase 1/2	N/A
_____________________________
(1) Reflects commercial products and product candidates for which IND has been filed or are in clinical development.
(2) Reflects running 12 month revenue as of December 31, 2021, as Takeda's fiscal year ends on March 31, 2022.
Government Regulation
FDA Approval Process
In the U.S., biopharmaceutical products, including gene therapies, are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, Public Health Services Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of biopharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to file a marketing application, to issue complete response letters or to not approve pending NDAs or biologic product license applications ("BLAs"), or to issue warning letters, untitled letters, Form 483s, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, litigation, government investigation, and criminal prosecution.
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

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Marketing applications are assigned review status during the filing period. Review status could be either standard or priority. Most such applications for standard review are reviewed within 12 months under PDUFA V (two months for filing plus ten months for review). The FDA attempts to review a drug candidate that is eligible for priority review within six months, as discussed below. The review process may be extended by the FDA for three additional months to evaluate major amendments submitted during the pre-specified PDUFA V review clock. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for public review, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA may also undertake an audit of nonclinical and clinical trial sites. The FDA will not approve the product candidate unless compliance with cGMP is satisfactory and the NDA or BLA contains data that provide substantial evidence that the drug is safe and effective in the indication studied and to be marketed. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product candidate. A REMS could include medication guides, physician communication plans and elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without a REMS, if required.
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
An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require substantial post-approval commitments or requirements to conduct additional testing and/or surveillance to monitor the drug's safety or efficacy and may impose other conditions, including distribution and labeling restrictions which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, problems are identified following initial marketing, or post-marketing commitments are not met.
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
Pediatric Information
Under the Pediatric Research Equity Act of 2007 ("PREA"), NDAs or supplements to NDAs and BLAs or supplements to BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.
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
Priority Review
Under FDA policies, a drug candidate is eligible for priority review, or review within six months from filing for a new molecular entity ("NME") or six months from submission for a non-NME if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis, or prevention of a disease, rather than the standard review of ten months under current PDUFA guidelines. A Fast Track designated drug candidate would ordinarily meet the FDA's criteria for priority review. The FDA makes its determination of priority or standard review during the 60-day filing period after an initial NDA or BLA submission.
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
Anti-Kickback, False Claims Laws, the Prescription Drug Marketing Act and Other Regulations
Our activities are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil False Claims Act, and laws and regulations pertaining to limitations on and reporting of healthcare provider payments (physician sunshine laws). These laws and regulations are interpreted and enforced by various federal, state and local authorities including CMS, the Office of Inspector General for the U.S. Department of Health and Human Services, the U.S. Department of Justice, individual U.S. Attorney offices within the Department of Justice, and state and local governments. These laws include:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the U.S. civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government), prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government;
•U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and
•the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; beginning in 2022, applicable manufacturers are required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.
Violations of any of these laws or any other governmental regulations that may apply to us, may subject us to significant civil, criminal and administrative sanctions including penalties, damages, fines, imprisonment, and exclusion from government funded healthcare programs, such as Medicare and Medicaid, and/or adverse publicity. Moreover, government entities and private litigants have asserted claims under state consumer protection statutes against pharmaceutical and medical device companies for alleged false or misleading statements in connection with the marketing, promotion and/or sale of pharmaceutical.
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

To obtain regulatory approval of an orphan drug under the E.U. regulatory system, we are mandated to submit a marketing authorization application ("MAA") to be assessed in the centralized procedure. The centralized procedure, which came into operation in 1995, allows applicants to obtain a marketing authorization that is valid throughout the E.U. It is compulsory for medicinal products manufactured using biotechnological processes, for orphan medicinal products and for human products containing a new active substance which was not authorized in the community before 20 May 2004 (date of entry into force of Regulation (EC) No 726/2004) and which are intended for the treatment of AIDS, cancer, neurodegenerative disorder or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the community before 20 May 2004 or for products which constitute a significant therapeutic, scientific or technical innovation or for which a community authorization is in the interests of patients at community level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the European Medicines Agency ("EMA"), to be assessed by the Committee for Medicinal Products for Human Use ("CHMP"). The procedure results in a commission decision, which is valid in all E.U. member states. Centrally-authorized products may be marketed in all member states. Under the centralized procedure, full copies of the MAA are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA's scientific assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur is therefore the privileged interlocutor of the applicant and continues to play this role, even after the MAA has been granted approval.
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
The draft decision is then sent to the Standing Committee on Medicinal Products for Human Use, (member states have one representative each in both of these committees) for their opinions. The centralized procedure provides for the grant of a single marketing authorization that is valid for all E.U. member states. The "decentralized procedure" provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state's assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.
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

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. All existing E.U. marketing authorizations ("MAs") for centrally authorized products were automatically converted ("grand fathered") into U.K. MAs free-of-charge on January 1, 2021. Amicus has completed the necessary baseline submission for conversion and was granted Marketing Authorization on August 4, 2021 with an effective date of January 1, 2021. Amicus has completed the necessary baseline submission for conversion and was granted MA on August 4, 2021 with an effective date of January 1, 2021.
There will be no pre-marketing authorization orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the GB market, e.g. the prevalence of the condition in GB (rather than the E.U.) must not be more than 5 in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB or E.U./European Economic Area, wherever is earliest.
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
The MHRA has maintained the Early Access to Medicine Scheme ("EAMS"). EAMS is designed to give patients with life threatening or seriously debilitating conditions access to medicines that do not yet have a marketing authorization when there is a clear unmet medical need. It is anticipated that medicines with a positive EAMS opinion could be made available to patients 12-18 months ahead of formal marketing authorization. As the initial step in this process, the applicant must apply for and be granted a Promising Innovative Medicine (“PIM”) designation. The designation is issued after an MHRA scientific designation meeting on the basis of non-clinical and clinical data available on the product, in a defined disease area. Following designation, the applicant is expected to complete a clinical development program within a reasonable time period, in order to continue with an application under the EAMS. In January 2020, the MHRA issued a PIM designation for AT-GAA for the treatment of late-onset Pompe disease and subsequently granted a positive opinion under EAMS in June 2021.
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
U.S. Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act, or the FCPA, generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our industry is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. Violations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Enforcement actions may be brought by the Department of Justice or the Securities and Exchanges Commission (“SEC”), and recent enacted legislation has expanded the SEC’s power to seek disgorgement in all FCPA cases filed in federal court and extended the statute of limitations in SEC enforcement actions in intent-based claims such as those under the FCPA from five years to ten years.

United States Healthcare Reform
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
In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
Among the provisions of the Affordable Care Act that have been implemented since enactment and are of importance to the commercialization of our product and product candidates, if approved, are the following:
•an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs or biologic agents;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•expansion of healthcare fraud and abuse laws, including the U.S. civil False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
•extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•expansion of eligibility criteria for Medicaid programs;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•requirements to report certain financial arrangements with physicians and teaching hospitals;
•a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2021. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
The Affordable Care Act has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.
Further changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. We also expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our product and product candidates, if approved. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.
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

We also believe that diversity of experience and thought is essential. At Amicus, we are committed to the advancement of diversity and inclusion in the workplace. Diversity is the representation of all our varied identities and differences (race, ethnicity, gender, disability, sexual orientation, gender identity, national origin, tribe, socio-economic status, thinking and communication styles, etc.), collectively and as individuals. Equity seeks to ensure fair treatment, equality of opportunity, and fairness in access to information and resources for all. Inclusion means that all individuals feel respected, accepted, and valued. Inclusion builds a culture of belonging, by actively inviting the contribution and participation of all people. Combined, Diversity, Equity and Inclusion ("DEI") creates a work environment where every voice is heard and valued, resulting in a dimensional way of thinking that is used when meeting company goals. This ensures that every employee feels they are treated fairly regardless of identities and differences. This is referred to as ‘Justice’ in the Great Place to Work Engagement survey we participate in annually, where we come within 2% of the World’s Best Top 25 Companies in ‘Justice’ with a 90% positive response compared to the global benchmark of 92%. DEI at Amicus is about creating an environment that supports bringing the authentic employee to the workplace. Our unique experiences, cultures, and backgrounds are what make us so great at putting patients at the forefront of what we do and pushing ideas as far and fast as possible. As of December 31, 2021, we had 496 full-time employees. Currently, 50% of our executive management team are women and 27% of our board of directors are women
We believe it is critical that our employees are informed and engaged. In our Great Place to Work engagement survey results, Amicus surpassed the global benchmark of 84% positive response of the World’s Best Top 25 Companies in the category of employee ‘Pride’ with 92% positive response where employees say they feel “their work has special meaning: it is not just a job.” Our Mission to ‘Always Put Patients First’ helps keep our employees engaged with this sense of purpose. We support engagement through communicating frequently and transparently with our employees through a variety of communication methods, including video and written communications, town hall meetings, round tables, employee pulse surveys, company intranet, and acknowledge individual contributions through a number of reward and recognition programs. We believe these engagement efforts keep employees informed about our strategy, culture and purpose and motivated to do their best work. As a result of the COVID-19 pandemic, we also further strengthened our digital communication and social networking platforms. Our communications during the pandemic have kept our employees informed on critical priorities, important actions being taken by management in response to the pandemic, and continued efforts to protect employee’s health, safety and well-being.
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
Our Corporate Information
We were incorporated under the laws of the State of Delaware on February 4, 2002. The address of our global headquarters is 3675 Market Street, Philadelphia, PA 19104 and our telephone number is 215-921-7600. Our website address is www.amicusrx.com. We make available free of charge on our website our annual, quarterly, and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission.
Information relating to our corporate governance, including our Code of Business Conduct for Employees, Executive Officers and Directors (the "Code of Conduct"), Corporate Governance Guidelines, and information concerning our senior management team, Board of Directors, including Board Committees and Committee charters, and transactions in our securities by directors and executive officers, is available free of charge on our website at www.amicusrx.com under the "Investors — Corporate Governance" caption and in print to any stockholder upon written request to our Chief Legal Officer at the address set forth on the cover of this Annual Report. Any waivers or material amendments to the Code will be posted promptly on our website.

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
Risks Related to our Ability to Generate and Sustain Revenue
We depend heavily on sales of our first product, Galafold®, in Europe, the U.S., Japan, and other geographies. Moreover, if we are unable to commercialize Galafold® successfully, or experience significant delays in doing so, our business could be materially harmed.
We have invested a significant portion of our efforts and financial resources in the development of Galafold® for the treatment of Fabry disease and rely upon sales of Galafold® primarily in Europe and growing sales in the U.S., Japan, and other geographies. Our ability to generate material product revenues will depend heavily on the successful development, regulatory approval, and commercialization of Galafold®. We began the commercial launch of Galafold® in the E.U. and U.K. in May 2016, in Japan in June 2018 and in the U.S. in August 2018 and continue to seek commercial approval in additional foreign jurisdictions. Approvals have been granted in over 40 countries around the world. We will continue to study Galafold® in a confirmatory Phase 4 program and other supportive Phase 4 studies. If the results of the Phase 4 studies negatively change the benefit/risk profile of Galafold®, the commercial success of Galafold® may be substantially diminished. Any adverse market event with respect to Galafold®, including failure to obtain sufficient market acceptance, could have a material adverse effect on our business, financial condition and results of operations. If our sales of Galafold® were to decrease, or such sales were substantially or completely displaced in the market, or if we are unable to achieve sufficient market acceptance of Galafold® by physicians, patients, third-party payors and others in the medical community, or if we fail to receive commercial approval in any additional jurisdictions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, if Galafold® or similar products from our competitors were to become the subject of litigation and/or an adverse governmental action requiring us or such competitors, as applicable, to cease sales of Galafold®, such an event could have a material adverse effect on our business, financial condition and results of operations. In addition, the entry into the market of competitors with new or generic treatments, including oral, ERT and gene therapies, may erode the market for Galafold® and have a material impact on our business.
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
Securing marketing approval for all our product candidates, including AT-GAA, requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. We will continue to rely on third parties to assist us with filing and supporting the applications necessary to obtain marketing approvals for product candidates in this process. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that any of our products or product candidates are not effective or only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.
Obtaining approval for all of our product candidates, including AT-GAA, is highly uncertain and we may fail to obtain regulatory approval in any or all jurisdictions. The review processes and the processes of regulatory authorities, including the FDA, EMA and PMDA, are extensive, lengthy, expensive, and uncertain, and such regulatory authorities may delay, limit, or deny approval of any of our product candidates for many reasons, including, but not limited to:
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
If we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to market and sell our product or product candidates, we may not be successful in commercializing Galafold®, or any product candidate, including AT-GAA, if and when they are approved.
To achieve commercial success for any approved product, we must continue to develop and maintain a sales and marketing organization or outsource commercialization to third parties. We have established our own sales and marketing capabilities to promote Galafold® in Europe, Japan, the U.S. and other foreign jurisdictions with a targeted sales force. We have also entered into distribution agreements with third parties to market our products in jurisdictions in which we do not have our own sales and marketing capabilities. There are risks involved with establishing and maintaining our own sales and marketing capabilities and entering into arrangements with third parties to perform these services for any of our products or product candidates. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Similarly, if we enter into agreements with third parties, including the out licensing of our product or product candidates, we may choose to reduce or eliminate our sales and marketing operations and thereby lose our commercialization investment.
Factors that may inhibit our efforts to successfully commercialize Galafold®, or our product candidates, including AT-GAA, if and when they are approved by regulatory authorities, including the FDA, PMDA and EMA, on our own include:
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
•our distributors may be out of compliance with applicable Anti-bribery and Corruption laws with an adverse effect on operations and expose us to liability;
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
Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. In addition, as new studies are performed the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of Fabry disease, Pompe disease, or other rare diseases in the study populations, particularly in these newer studies, accurately reflects the prevalence of these diseases in the broader world population. If our estimates of the prevalence of Fabry disease, Pompe disease, or other rare diseases or of the number of patients who may benefit from treatment with our product or product candidates prove to be incorrect, the market opportunities for our product and product candidates may be smaller than we believe they are, our prospects for generating revenue at our guidance levels may be adversely affected and our business may suffer.
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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product, Galafold®, and product candidates, including AT-GAA, and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology and gene therapy companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of lysosomal storage disorders, including Fabry disease. These products include Sanofi Aventis' Fabrazyme® and Takeda’s Replagal®, as well as other Fabry treatment products in development. In addition, Sanofi markets and sells Myozyme®, Lumizyme®, and Nexviazyme® for the treatment of Pompe disease. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties for Fabry and Pompe, as well as potential gene therapies for both Fabry and Pompe and our other product candidates.
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
There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code (the “Code”), commonly referred to as the individual mandate. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
The Affordable Care Act has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

Further changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. We also expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our product and product candidates, if approved. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.
The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have promoted off-label uses, we may become subject to significant liability.
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted in the U.S. for uses that are not approved by the FDA as reflected in the product's approved labeling or prior to regulatory approval. Further, any labeling approved by the FDA for Galafold® or any of our other product candidates, including AT-GAA, may include restrictions on use, or other limitations. The FDA may impose further requirements or restrictions on the distribution or use of any of our other product candidates as part of a REMS plan. Physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. Similarly, the FDA strictly regulates the promotion of investigational products prior to approval, known as pre-approval promotion. The federal government has levied large civil and criminal fines and / or other penalties against companies for alleged improper promotion and has investigated and / or prosecuted several companies in relation to off-label and/or pre-approval promotion. The FDA has also requested that certain companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed, curtailed or prohibited or have delayed approval of investigational products due to pre-approval conduct.
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
•regulatory authorities placing ongoing clinical trials on clinical hold;
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
In the U.S., after an NDA is approved, such as Galafold®, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an abbreviated NDA, or ANDA. The Federal Food, Drug, and Cosmetic Act, or the FD&C Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredients, dosage form, strength, route of administration, and conditions of use, or product labeling, as our product or product candidate and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product or product candidate. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our product or product candidates, including Galafold®, would substantially limit our ability to generate revenues or achieve profitability with a negative impact on continued operations.
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
Undesirable side effects caused by our product, Galafold® or product candidates including AT-GAA, could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA, EMA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product or product candidates and generating revenues from their sale. In addition, if we or others identify undesirable side effects caused by our products or product candidates after receipt of marketing approval:
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
In connection with seeking marketing approval from regulatory authorities for the sale of any product candidate, including AT-GAA, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. This is particularly the case with AT-GAA, as there can be no assurance that the Phase 3 PROPEL study results will meet regulatory standards for approval.
In addition, the regulatory pathways for gene therapies are evolving. In some cases, the FDA will approve gene therapies based on Phase 2 clinical trial data. If, however, the FDA decides we need to complete Phase 3 clinical trial(s), we may need to expend significantly more capital to pursue FDA approval of gene therapies. If we are required to conduct additional clinical trials or other testing of our product candidates, including AT-GAA, or any gene therapies, that we develop beyond those tests and trials that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may:
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
We may experience numerous unforeseen events during, or as a result of, clinical trials including ongoing clinical trials of AT-GAA in additional study populations that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:
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

Initial results from a clinical trial do not necessarily predict final results. We cannot be assured that these trials will ultimately be successful. In addition, patients may not be compliant with their dosing regimen or trial protocols or they may withdraw from the clinical trial at any time for any reason. In addition, while the clinical trials of our product candidates are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting product candidates. This is particularly the case for emerging gene therapies where we do not yet have a defined regulatory pathway and there can be no assurance that regulators in the U.S., E.U., U.K., Japan or other jurisdictions will accept any gene therapy clinical data sets for approval and without additional clinical trials or that future trials will support approvals. In addition, individual patient responses to the dose administered of a product candidate may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety or efficacy parameters may not yield statistical precision in estimating our product candidates' effects on study participants. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.
In addition, certain of our product candidates may be based on emerging gene therapy technologies. The FDA may require different endpoints than the endpoints we anticipate using or have used in our clinical trials, or a different analysis of those endpoints, it may be more difficult for us to obtain, or we may be delayed in obtaining, FDA approval of our product candidates. If we are not successful in commercializing any of our products or product candidates, or are significantly delayed in doing so, our business will be materially harmed.
We may not be able to obtain or maintain orphan drug exclusivity for our product or product candidates. If our competitors are able to obtain orphan drug exclusivity for their products, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
Regulatory authorities in some jurisdictions, including the E.U., U.K., and the U.S., may designate drugs for relatively small patient populations as orphan drugs. We obtained orphan drug designations from the FDA for Galafold® for the treatment of Fabry disease in February 2004. We also obtained orphan medicinal product designation in the E.U. and U.K. for Galafold® in May 2006. AT-GAA has also received this designation from the FDA, EMA, and, in 2020, from PMDA. Our competitors have also received orphan designations. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from approving another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The FDA defines “same drug” as a drug or biologic that contains the same active moiety and is intended for the same use. The applicable market exclusivity period for orphan drugs is ten years in the E.U. and U.K. and seven years in the U.S. The E.U. and U.K. exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified.
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
In February 2021, we announced topline data results from the AT-GAA Phase 3 Propel Study and our intention to both complete the rolling BLA submission to the FDA and seek additional approvals worldwide. While we believe the results of the trial will permit successful regulatory submissions, and labels to support broad use and favorable pricing and reimbursement, there is no guarantee that the FDA or any other regulatory authority will grant AT-GAA marketing approval, or if approved will receive favorable pricing or reimbursement.
Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. Regulatory authorities may determine that AT-GAA is not effective or only moderately effective, have effect in only a limited population, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use. If AT-GAA fails to receive marketing approval, is significantly delayed in receiving marketing approval or if the approved labeling is not as expected, AT-GAA may fail to receive market acceptance, receive reimbursement or be able to generate material revenue, any of which could substantially harm our future business.
Risks Related to our Preclinical Product Candidates
Our gene therapy product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
Only a few gene therapy products have been approved in the U.S., E.U., and U.K. We have acquired the rights to many potential gene therapies and have focused a substantial amount of our research and development efforts on these gene therapy platforms. There can be no assurance that any development problems we experience in the future related to our gene therapies will not cause significant delays or unanticipated costs, or that such development problems can be solved. In addition, the clinical study requirements of the FDA, the EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as our gene therapies can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. There is no guarantee that our potential gene therapies will ever receive regulatory approval, that we will have the resources to develop these therapies, that we will recoup our investments made in gene therapies or that we will meet any projected timelines for development.
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

Use of third parties to manufacture Galafold or AT-GAA may increase the risk that we will not have sufficient quantities of Galafold or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not currently own or operate manufacturing facilities for clinical or commercial production of Galafold or AT-GAA. We currently lack the resources and the capabilities to manufacture ourselves on a clinical or commercial scale. If we choose in the future to manufacture ourselves, we would face all of the risks and uncertainties of third-party manufacture of our products. We currently outsource all manufacturing and packaging of our product and preclinical and clinical product candidates to third parties. The manufacture of pharmaceutical and gene therapy products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. In particular, the manufacture of our biologic product candidate ATB200 for Pompe, is highly complex and we may encounter difficulties in production. These problems include difficulties with production costs and yields and quality control, including stability of the product or product candidate. The occurrence of any of these problems could significantly delay our clinical trials or the commercial availability of our product or product candidates.
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
•inability to meet environmental sustainability requirements;
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
•we may grant rights to our collaborators to be the holder of any marketing authorizations in a jurisdiction;
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
We currently rely on the manufacturers of our product and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our preclinical studies, clinical trials, and commercial supply and we rely, or will rely, on these other manufacturers for commercial distribution of our product and, if and when we obtain marketing approval, for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, geopolitical risk and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. We may enter into agreements to purchase certain materials and provide them to our manufacturers, with all the risks and uncertainties of supply associated with those purchases. If we or our manufacturers are unable to obtain these materials for our preclinical studies and clinical trials, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop and commercialize our product candidates. If our manufacturers or we are unable to purchase these materials for commercial distribution of our product or, after regulatory approval has been obtained, our product candidates, the commercial launch of our product and product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product or product candidates.
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
We currently rely on WuXi App Tec Biopharmaceuticals, a company based in the People's Republic of China (the "PRC"), as the sole supplier of our biologic product, ATB200. Accordingly, there is a risk that supplies of our product may be significantly delayed by or may become unavailable as a result of manufacturing, equipment, process, regulatory or business-related issues affecting that company. We may also face additional manufacturing and supply-chain risks due to the regulatory and political structure of the PRC, or as a result of the international relationship between the PRC and the U.S. or any of the other countries in which our products are marketed. In addition, the out-breaks of SARS, COVID-19 “coronavirus” or other similar illnesses in PRC could impact operations at Wuxi. Although currently there has been no impact on operations and we and Wuxi have robust mitigation plans in place, there can be no assurance that operations would not be impacted in the future with a negative impact on supply of our product.

Risks Related to our Financial Position
We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
To date, we have focused on developing and commercializing our first product, Galafold®, and our pipeline product AT-GAA as well as our gene therapies. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Although the European Commission, PMDA and FDA have granted approval for Galafold®, for the treatment of adults with a confirmed diagnosis of Fabry disease and who have an amenable genetic variant, and we are generating product sales, we continue to incur significant research, development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable, have incurred losses in each period since our inception, and may never be profitable on a non-GAAP or GAAP basis. For the year ended December 31, 2021, we have a net loss of $250.5 million, and we have an accumulated deficit of $2.3 billion at December 31, 2021.

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
•continue our gene transfer discovery and next generation product research; and
•continue our preclinical studies of and potentially conduct clinical studies of ERT and gene therapy for CDD.
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
We began the commercial launch of our first product, Galafold®, in May 2016, with the U.S. and Japan commercial launches in 2018 and are now approved in over 40 countries. Our ability to generate material revenue and become profitable depends upon our ability to successfully commercialize our existing product and product candidates, or product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for our product candidates, including AT-GAA, we do not know when any of these product candidates will generate revenue for us, if at all and we may not meet our current revenue, operating expense and profitability guidance. Our ability to generate revenue from our current or future product and product candidates depends on a number of factors, including our ability to:
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
•successfully complete development activities, including the necessary preclinical studies and clinical trials, with respect to product candidates;
•complete and submit regulatory submissions to the FDA, EMA, MHRA, PDMA and others and obtain regulatory approval for our product candidates including AT-GAA;
•complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities for AT-GAA; and
•continue to navigate any adverse impacts of the COVID-19 outbreak, including due to actions by us, governments, our customers, our suppliers or other third parties to control the spread of COVID-19, or by other health epidemics or pandemics.
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
Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to advance the preclinical and clinical development of our product candidates, and launch and commercialize our product and product candidates for which we may receive regulatory approval, including continuing to build our own commercial organization. We believe that our current cash position, including expected Galafold® revenues, is sufficient to fund ongoing Fabry and Pompe, operations to achieve self-sustainability without the need for future dilutive financing. Potential future business development collaborations, restructurings, pipeline expansion, in-licensing or out-licensing activities could impact our future capital requirements. However, we may require substantial additional capital for the development and commercialization of our product and further development and commercialization of our product candidates.
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
We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances, restructuring and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt, receivables, and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders' ownership. The incurrence of additional indebtedness beyond our existing indebtedness with the Senior Secured Term Loan due 2026 could also result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to Galafold®, AT-GAA or our other product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

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
As of December 31, 2021, we had federal and state net operating loss carry forwards ("NOLs") of approximately $1,292 million and $1,000 million respectively. The federal carry forward for losses generated prior to 2018 will expire in 2029 through 2037. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the 2017 Tax Act. Most of the state carry forwards generated prior to 2009 have expired through 2016. The remaining state carry forwards including those generated in 2009 through 2020 will expire in 2029 through 2040. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past, and could occur again in the future Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership some of which are outside our control. We completed a detailed study of our NOLs and determined that there was not an ownership change in excess of 50%. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our executive officers, directors and principal stockholders maintain the ability to exert significant influence and control over matters submitted to our stockholders for approval.
Our executive officers, directors and affiliated stockholders beneficially own shares representing approximately 51% of our common stock as of December 31, 2021. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence and control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.
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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, including U.S. Hatch-Waxman litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.
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
•patent authorities will not identify deficiencies in our patent applications and refuse to grant our patents; or
•outcome of any patent litigation, including Hatch-Waxman litigation involving Galafold® or AT-GAA, will demonstrate that our patents are valid and enforceable.
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
In addition to patent protection outside of the U.S., we intend to seek orphan medicinal product designation of our product candidates and to rely on statutory data exclusivity provisions in jurisdictions outside the U.S. where such protections are available, including Europe. The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:
•We now hold a composition of matter patent covering Galafold® and we have multiple method of treatment patents issued and listed. We have composition of matter patents, method of manufacture and other patents issued for ATB200. We also have several pending applications covering Galafold®, ATB200 and gene therapy. There can be no assurance that these applications will be allowed or that allowed applications will be issued or that the scope of such patents, if they issue, will be sufficient to protect our product. Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. For our product candidates for which we do not hold composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method of use patents that we may hold.

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
The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Certain foreign jurisdictions may not recognize or enforce any patents granted or patent applications filed in those jurisdictions. In addition, we may not pursue or obtain patent protection in all major markets. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the U.S., the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.
Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office or become involved in opposition, derivation, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others, including U.S. Hatch-Waxman litigation. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent's claims narrowly or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question with a detrimental impact on our business and future revenue.
Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
Our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, including Galafold or AT-GAA, may infringe or be accused of infringing one or more claims of an issued patent or may fall within the scope of one or more claims in a published patent application that may subsequently issue and to which we do not hold a license or other rights. Third parties may own or control these patents or patent applications in the U.S. and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.
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
Recruiting and retaining qualified scientific, clinical and sales and marketing personnel will also be critical to our success, including for our Global Headquarters in Philadelphia. In addition, maintaining a qualified finance and legal department is key to our ability to meet our regulatory obligations as a public company and important in any potential capital raising activities. Our industry has experienced a high rate of turnover in recent years. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, particularly in New Jersey and Philadelphia and their surrounding areas. Although we believe we offer competitive salaries and benefits, we may have to increase spending in order to retain personnel. If we fail to retain our remaining qualified personnel or replace them when they leave, we may be unable to recruit replacements nor continue our development and commercialization activities.
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
As of December 31, 2021, we had 496 full-time employees. As our development and commercialization strategies develop, we will need additional managerial, operational, sales, marketing, financial, technical operations and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates and we may not be able to replace key personnel in the event of turnover. Future growth would impose significant added responsibilities on members of management, including:
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
Our business and reputation may be adversely affected by environmental, social and governance matters.

Companies are being increasingly judged by not just their financial performance, but also by their performance on a variety of environmental, social and governance (“ESG”) matters. These matters include, among others, (i) the company’s efforts and contributions to or impacts on climate change and human rights matters, (ii) ethics and compliance with law, (iii) diversity and inclusion, and (iv) the role of the company’s board of directors in supervising various sustainability issues. Additionally, in the healthcare, pharmaceutical and life sciences industries, the public’s ability to access our medicines is of particular importance.
Investment in funds that specialize in companies that perform well in ESG assessments are increasingly popular, and major institutional investors and advisors have publicly emphasized the importance of ESG measures to their investment decisions and recommendations. Investors who are focused on ESG matters may seek enhanced ESG disclosures or to implement policies adverse to our business, and there can be no assurances that stockholders will not advocate, via proxy contests, media campaigns or other public or private means, for us to make corporate governance changes or engage in certain corporate actions.

Additionally, there can be no certainty that we will successfully navigate or manage ESG issues or that we will successfully meet society’s expectations as to our proper role in the economy at large or as a global citizen. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation with governments, customers, employees, other third parties and the communities and industries in which we operate and on our business, share price, financial condition, access to capital or results of operations, including the sustainability of our business over time.
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
We may acquire or divest assets or businesses, or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders' ownership, increase our debt, or cause us to incur significant expense.
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
In addition, we may divest or license all or a portion of certain businesses and/or facilities, joint venture or minority equity investment interests, subsidiaries, distributorships, or product categories, which could cause a decline in revenue or profitability and may make our financial results more volatile. We may be unable to complete any such divestiture or license on terms favorable to us, within the expected timeframes, or at all. We may have continued financial exposure to divested or licensed businesses following the completion of any such transaction, including increased costs due to potential litigation, contingent liabilities and indemnification of the buyer or licensee related to, among other things, lawsuits, regulatory matters or tax liabilities. Such divestitures or licenses may also divert management’s attention from our core businesses and lead to potential issues with employees, customers or suppliers.

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered on a Form S-8 registration statement all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. In addition, certain of our employees, executive officers and directors have entered into, or may enter into, Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer or director. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers and directors may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information. Finally, in September 2021, we entered into a securities purchase agreement an investor for the private placement of, among other things, pre-funded warrants to purchase an aggregate of 8,349,705 shares of common stock, at a purchase price of $10.17 per pre-funded warrant. Each pre-funded warrant has an initial exercise price of $0.01 per share and is exercisable at any time after its original issuance at the option of each holder, in such holder’s discretion, by (i) payment in full in immediately available funds of the initial exercise price for the number of shares of common stock purchased upon such exercise or (ii) a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant.
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
Our business is subject to the risk of litigation by employees, consumers, vendors, competitors, intellectual property rights holders, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions, Hatch-Waxman or other litigation. For example, we and certain of our current and former officers have previously been parties to securities class action lawsuits against us, all of which have been settled or dismissed. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided against us or settled by us, may result in liability material to our Consolidated Financial Statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations or liquidity.
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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
The following table contains information about our current significant leased properties as of December 31, 2021.

Location	Approximate Square Feet	Use	Lease expiry date (1)
Philadelphia, Pennsylvania, U.S.	50,816	Office and laboratory	September 2044
Marlow, United Kingdom	36,796	Office	August 2028
Princeton, New Jersey, U.S.	21,922	Office	July 2022
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
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock has been traded on the NASDAQ Global Market under the symbol "FOLD" since May 31, 2007. Prior to that time, there was no public market for our common stock. The closing price for our common stock as reported by the NASDAQ Global Market on February 15, 2022 was $9.56 per share. As of February 15, 2022, there were 20 holders of record of our common stock.
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

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Amicus Therapeutics, Inc.	$100	$290	$193	$196	$465	$232
NASDAQ Composite	$100	$128	$123	$167	$239	$291
NASDAQ Biotechnology	$100	$121	$110	$137	$172	$171
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2021 through October 31, 2021	12,549	$11.19	—	—
November 1, 2021 through November 30, 2021	2,584	$11.59	—	—
December 1, 2021 through December 31, 2021	2,598	$10.53	—	—
Total	17,731	$11.15	—	—
______________________________
(1) Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.
Item 6.    [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We have a portfolio of product opportunities including the first, oral monotherapy for Fabry disease that has achieved widespread global approval and a differentiated biologic for Pompe disease, that is under review with the U.S. Food and Drug Administration ("FDA") as well as the European Medicines Agency ("EMA"). We are committed to discovering and developing next generation therapies in Fabry and Pompe diseases.
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
The lead biologics program of our pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, clinical-stage, potential best-in-class treatment for Pompe disease. In February 2019, the FDA granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease. In September 2021, the FDA set the Prescription Drug User Fee Act ("PDUFA") target action date of May 29, 2022 for the New Drug Application ("NDA") for miglustat and July 29, 2022 for the Biologics License Application ("BLA") for cipaglucosidase alfa. The EMA validated the Marketing Authorization Application (“MAA”) in the fourth quarter of 2021.
On February 24, 2022, we announced, with ARYA Sciences Acquisition Corp IV ("ARYA"), a special purpose acquisition company (or "SPAC"), sponsored by Perceptive Advisors, we have agreed to mutually terminate the previously announced definitive business combination agreement, originally executed in September 2021.
Additionally, in September 2021, we entered into securities purchase agreements with certain investors for the private placement of an aggregate of 11,296,660 shares of our common stock, at a purchase price of $10.18 per share, and pre-funded warrants to purchase an aggregate of 8,349,705 shares of common stock, at a purchase price of $10.17 per pre-funded warrant. The net proceeds from these private placements were approximately $199.8 million. We expect to use the net proceeds to further fund initiatives in the global commercialization of Galafold® and the anticipated global launch of AT-GAA and to further support our discovery work on next generation therapies in Fabry and Pompe diseases.

Our operations have not been significantly impacted from the novel coronavirus (“COVID-19”) pandemic to date. However, we observed increased lag times between patient identification and Galafold® initiation due to the resurgence of COVID-19 in 2021. We have maintained operations in all geographies, secured our global supply chain for our commercial and clinical products, as well as maintained the operational integrity of our clinical trials, with minimum disruptions. Our ability to continue to operate without any significant disruptions will depend on the continued health of our employees, the ongoing demand for Galafold® and the continued operation of our global supply chain. We have continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of our global workforce. However, our results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.

Consolidated Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report. The following section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which comparisons are hereby incorporated by reference.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table provides selected financial information for the Company:

	Years Ended December 31,
(in thousands)	2021	2020	Change
Net product sales	$305,514	$260,886	$44,628
Cost of goods sold	34,466	31,044	3,422
Cost of goods sold as a percentage of net product sales	11.3%	11.9%	(0.6)%
Operating expenses:
Research and development	272,049	308,443	(36,394)
Selling, general, and administrative	192,710	156,407	36,303
Changes in fair value of contingent consideration payable	6,514	3,144	3,370
Depreciation and amortization	6,209	8,846	(2,637)
Other income (expense):
Interest income	509	3,226	(2,717)
Interest expense	(32,471)	(22,425)	(10,046)
Loss on extinguishment of debt	(257)	(7,276)	7,019
Other expense	(2,901)	(781)	(2,120)
Income tax expense	(8,906)	(2,598)	(6,308)
Net loss attributable to common stockholders	$(250,460)	$(276,852)	$26,392
Net Product Sales. Net product sales increased $44.6 million during the year ended December 31, 2021 compared to the prior year. The increase was primarily due to continued growth in the Europe, U.S. and Japan markets.

Research and Development Expense. The following table summarizes our principal product development programs for each product candidate in development, and the out-of-pocket, third-party expenses incurred with respect to each product candidate:

(in thousands)	Years Ended December 31,
Projects	2021	2020
Third-party direct project expenses
Galafold® (Fabry Disease)	$10,694	$12,399
AT-GAA (Pompe Disease)	108,969	112,733
Gene therapy programs	47,817	64,834
Pre-clinical and other programs	872	2,381
Total third-party direct project expenses	168,352	192,347
Other project costs		1
Personnel costs	73,082	84,607
Other costs	30,615	31,489
Total other project costs	103,697	116,096
Total research and development costs	$272,049	$308,443
The $36.4 million decrease in research and development costs was primarily due to the decrease in gene therapy programs driven by timing of spend for manufacturing costs, a decrease in personnel costs primarily due to realignment with strategic priorities and the timing of clinical research and manufacturing costs associated with the advancement in the Pompe disease program.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $36.3 million, mainly driven by increased personnel costs and third-party professional fees.
Changes in Fair Value of Contingent Consideration Payable. Changes in fair value of contingent consideration payable increased $3.4 million during the year ended December 31, 2021. The increase was primarily due to achievement of two regulatory milestones during the year ended December 31, 2021.
Interest Expense. Interest expense increased $10.0 million during the year ended December 31, 2021. The increase was driven by the $400 million Senior Secured Loan due 2026 entered in July 2020.
Loss on Extinguishment of Debt. In July of 2020, the Company voluntarily settled the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan with BioPharma Credit PLC. As a result of this early extinguishment, a loss on extinguishment of debt of $7.3 million was recognized in the Consolidated Statements of Operations, compared to a loss of $0.3 million associated with the voluntary full settlement of the 2023 Convertible Debt in August 2021.
Income Tax Expense. The income tax expense for the year ended December 31, 2021 was $8.9 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distributions of pre-tax earnings among the many jurisdictions in which we operate.

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
Research and Development Expenses
As part of the process of preparing our Consolidated Financial Statements, we are required to estimate and accrue our research and development expenses, including those related to clinical studies and drug manufacturing. This process involves reviewing contracts and purchase orders, identifying services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual costs.
Costs for preclinical studies, clinical studies and manufacturing activities are recognized based on an evaluation of our vendors’ progress towards completion of specific tasks, using data such as clinical site activations, clinical site maintenance, clinical site close out, patient out of pocket cost reimbursements, or information provided to us by our vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. We determine accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. Our estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided.

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
Intangible Assets and Goodwill
We record goodwill in a business combination when the total consideration exceeds the fair value of the net tangible and identifiable intangible assets acquired. Purchased in-process research and development ("IPR&D") is accounted for as an indefinite lived intangible asset until the underlying project is completed, at which point the intangible asset will be accounted for as a definite lived intangible asset, or abandoned, at which point the intangible asset will be written off or partially impaired. Goodwill and indefinite lived intangible assets are assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. A goodwill impairment loss, if any, is measured as the amount by which our single reporting unit's carrying value, including goodwill, exceeds its fair value. An IPR&D impairment loss, if any, is measured as the amount by which the carrying amount of the asset exceeds its fair value.
Valuation of Contingent Consideration Payable
The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event. For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones. Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Contingent consideration obligations in business acquisitions are rerecorded at fair value on the acquisition date.
The Company estimates the fair value of contingent consideration obligations through a probability weighted discounted cash flow valuation approach based on various assumptions and incorporating estimated success rates. Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Each period we reassess the fair value of the contingent consideration payable and recognize changes within the Consolidated Statements of Operations. Changes in the fair value of the contingent consideration payable can result from changes in estimated probability adjustments with respect to regulatory approval, changes in the assumed timing of when milestones are likely to be achieved and changes in assumed discount periods and rates. Significant judgment is employed in determining the appropriateness of these assumptions each period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described in the accounting for business combinations above can materially impact the amount of contingent consideration expense that we record and, therefore, our results of operations in any given period.

Liquidity and Capital Resources
As a result of our significant research and development expenditures, as well as expenditures to build a commercial organization to support the launch of Galafold®, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have historically funded our operations through stock offerings, Galafold® revenues, debt issuance, collaborations, and other financing arrangements.
Sources of Liquidity
In September 2021, we entered into securities purchase agreements with certain investors for the private placement of an aggregate of 11,296,660 shares of our common stock, at a purchase price of $10.18 per share, and pre-funded warrants to purchase an aggregate of 8,349,705 shares of common stock, at a purchase price of $10.17 per pre-funded warrant. The net proceeds from these private placements were approximately $199.8 million. We expect to use the net proceeds to further fund initiatives in the global commercialization of Galafold® and the anticipated global launch of AT-GAA and to further support our discovery work on next generation therapies.
In July 2020, we entered into the Senior Secured Term Loan due 2026. This transaction resulted in net proceeds of $385.9 million, after deducting fees and expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2026. Additionally, we used $156.3 million of the proceeds to voluntarily settle the principal amount, accrued interest, and early settlement premiums of the Senior Secured Term Loan with BioPharma Credit PLC.
Cash Flow Discussion
As of December 31, 2021, we had cash, cash equivalents, and marketable securities of $482.5 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the year ended December 31, 2021 was $202.5 million. The components of net cash used in operations included the net loss for the year ended December 31, 2021 of $250.5 million and the net change in operating assets and liabilities of $28.9 million. The change in operating assets was primarily due to increases in accounts receivable by $8.2 million due to increased commercial sales of Galafold®, an increase in inventory of $7.8 million, and increase in prepaid and other current assets of $5.9 million to support commercial activities for Galafold®. The net cash used in operations was also impacted by an increase in accounts payable and accrued expenses of $7.4 million, mainly related to program expenses and support for the commercial activities of Galafold®, decrease due to payment of contingent consideration of $10.4 million associated with meeting certain regulatory milestones during the year, and a decrease in deferred reimbursement of $1.5 million.
Net cash used in operations for the year ended December 31, 2020 was $233.3 million. The components of net cash used in operations included the net loss for the year ended December 31, 2020 of $276.9 million, and the net change in operating assets and liabilities of $32.1 million. The change in operating assets was primarily due to increases in accounts receivable by $11.2 million due to increased commercial sales of Galafold®, an increase in inventory of $4.6 million, and increase in prepaid and other current assets of $8.8 million to support commercial activities for Galafold® launch. The net cash used in operations was also impacted by a decrease in accounts payable and accrued expenses of $10.6 million, mainly related to program expenses and support for the commercial launch of Galafold®, and decrease in deferred reimbursement of $1.3 million.

Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the year ended December 31, 2021 was $78.8 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $424 million for the sale and redemption of marketable securities, partially offset by $341.4 million for the purchase of marketable securities and $3.9 million for capital expenditures.
Net cash used in investing activities for the year ended December 31, 2020 was $13.6 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash used in investing activities reflects $365.2 million for the purchase of marketable securities and $3.2 million for capital expenditures, partially offset by $354.8 million for the sale and redemption of marketable securities
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $212.1 million. Net cash provided by financing activities primarily reflects $199.8 million in net proceeds from the September 2021 private placement of securities, $19.2 million from the exercise of warrants and $10.2 million from the exercise of stock options, partially offset by $15 million from payments of employee withholding taxes related to restricted stock unit vesting.
Net cash provided by financing activities for the year ended December 31, 2020 was $262.9 million. Net cash provided by financing activities primarily reflects $385.9 million in proceeds from the Senior Secured Term Loan due 2026, net of issuance costs, and $42.3 million from the exercise of stock options. This was partially offset by $155.2 million for the voluntary settlement of the Senior Secured Term Loan with BioPharma Credit PLC, and $10.0 million from the purchase of vested restricted stock units.
Funding Requirements
We expect to incur losses from operations for the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials. Our future capital requirements will depend on a number of factors, including:
•the scope, progress, results and costs of our clinical trials of our drug candidates;
•the cost of manufacturing drug supply for our commercial, clinical and preclinical studies, including the cost of manufacturing Pompe Enzyme Replacement Therapy ("ERT" or "ATB200" or "cipaglucosidase alfa");
•the future results of preclinical research and subsequent clinical trials for pipeline candidates we may identify from time to time, including our ability to obtain regulatory approvals and commercialize these therapies and obtain market acceptance for such therapies;
•the costs, timing, and outcome of regulatory review of our product candidates, including AT-GAA;
•any changes in regulatory standards relating to the review of our product candidates, including AT-GAA;
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
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold® and AT-GAA;
•our ability to obtain reimbursement for Galafold® and, if our regulatory filings are accepted and approved, AT-GAA;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold®, and, if approved and applicable, AT-GAA;
•our ability to obtain market acceptance of Galafold® and, if our regulatory filings are accepted and approved, AT-GAA;

•the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims, including Hatch-Waxman litigation;
•the impact of litigation that has been or may be brought against us or of litigation that we are pursuing or may pursue against others;
•the extent to which we acquire or invest in businesses, products, and technologies;
•our ability to successfully integrate our acquired products and technologies into our business, or successfully divest or license existing products and technologies from our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected;
•our ability to establish licensing agreements, collaborations, partnerships or other similar arrangements and to obtain milestone, royalty, or other payments from any such collaborators;
•the extent to which our business could be adversely impacted by the effects of the novel coronavirus ("COVID-19") outbreak, including due to actions by us, governments, our customers, our suppliers, or other third parties to control the spread of COVID-19, or by other health epidemics or pandemics;
•the costs associated with, and our ability to comply with, emerging environmental, social and governance standards;
•our ability to accurately forecast revenue, operating expenditures, or other metrics impacting profitability;
•fluctuations in foreign currency exchange rates; and
•changes in accounting standards.
While we continue to generate revenue from product sales, in the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. Based on our current operating model, we believe that the current cash position, which includes expected revenues, and net proceeds from the September 2021 private placement of securities, is sufficient to fund our operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
Contractual Obligations and Commitments
As of December 31, 2021, remaining maturities, including interest, on our Senior Secured Term Loan due 2026 was $509.0 million. Refer to "— Note 11. Debt," to the Consolidated Financial Statements for more information.
We are lessees to various operating leases for facilities and equipment. As of December 31, 2021, our undiscounted cash liabilities for operating leases were $188.2 million, with maturities ranging up through fiscal 2044. Refer to “— Note 12. Leases,” to the Consolidated Financial Statements for more information.
We have a number of binding minimum purchase and manufacturing commitments due to our third-party manufacturers. As of December 31, 2021, these purchase and manufacturing obligations totaled $49.4 million. Contracts for which our commitment is variable, based on volumes, with no fixed minimum quantities, and contracts that can be canceled without payment penalties have been excluded. These purchase obligations are in addition to amounts recorded on our December 31, 2021 consolidated balance sheet.
We have no off-balance sheet arrangements as of December 31, 2021 and 2020.
Milestone Payments / Royalties
Callidus - In connection with our acquisition of Callidus in 2013, we agreed to pay up to an additional $35 million in connection with the achievement of certain clinical milestones and up to $80 million in connection with the achievement of certain regulatory approval milestones. As of December 31, 2021, $20 million and $68 million remain outstanding, respectively. Refer to “— Note 10. Assets and Liabilities Measured at Fair Value,” to the Consolidated Financial Statements.

Celenex - In connection with our acquisition of Celenex in 2018, we agreed to pay up to an additional $10 million in connection with the achievement of certain development milestones, $220 million in connection with the achievement of certain regulatory approval milestones across multiple programs and up to $75 million in tiered sales milestone payments.
Nationwide Children’s Hospital - Celenex has an exclusive license agreement with Nationwide Children's Hospital ("Nationwide Children’s"). Under this license agreement, Nationwide Children’s is eligible to receive development and sales-based milestones of up to $7.8 million from us for each product.
University of Pennsylvania: Under our collaboration agreement with the University of Pennsylvania ("Penn"), Penn is eligible to receive certain milestone, royalty, and discovery research payments with respect to licensed products for each indication. Milestone payments are payable following the achievement of certain development and commercial milestone events in each indication, up to an aggregate of $88.0 million per indication. Royalty payments are based on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis. We provide $10.0 million each year during the five-year agreement to fund the discovery research program, of which two years of payments remain outstanding.
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
Recent Accounting Pronouncements
Please refer to "— Note 2. Summary of Significant Accounting Policies," in our Notes to Consolidated Financial Statements.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents, and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities, and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $0.8 million as of December 31, 2021. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.
We are exposed to interest rate risk with respect to variable rate debt. At December 31, 2021, we had a $400 million Senior Secured Term Loan due 2026 that bears interest at a rate equal to the 3-month LIBOR, subject to a 1% floor, plus 6.5% per year. We do not currently hedge our variable interest rate debt. The annual average variable interest rate for our variable rate debt as of December 31, 2021 was 7.5%. A hypothetical 100 basis point increase or decrease in the average interest rate on our variable rate debt would result in $4.1 million change in the interest expense as of December 31, 2021.
The Financial Conduct Authority has announced the intent to phase out the use of LIBOR by mid-2023. If LIBOR is discontinued, we may need to renegotiate the terms of the Senior Secured Term Loan due 2026 in order to replace LIBOR with an alternative standard. As a result, we may incur incremental costs in transitioning to a new standard, and interest rates on our current or future indebtedness may be adversely affected by the new standard. The potential effect of any such event on our cost of capital cannot yet be determined, but we do not expect it to have a material impact on our consolidated financial condition, results of operations, or cash flows.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report. This report appears on the following page.
Dated February 24, 2022

/s/ JOHN F. CROWLEY	/s/ DAPHNE QUIMI
Chairman and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amicus Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amicus Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Amicus Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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
February 24, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amicus Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amicus Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Fair Value Measurement of the Contingent Consideration

Description of the Matter
As described in Note 10 to the consolidated financial statements, the Company has a $20.3 million contingent consideration liability recorded as of December 31, 2021 representing the fair value of additional amounts that management believes are likely to be paid to the former stockholders of Callidus Biopharma, Inc. The determination of the recorded amount of the contingent consideration liabilities requires the Company to make significant estimates and assumptions.

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
Iselin, New Jersey
February 24, 2022

Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$245,197	$163,240
Investments in marketable securities	237,299	320,029
Accounts receivable	52,672	46,923
Inventories	26,818	19,556
Prepaid expenses and other current assets	34,848	29,721
Total current assets	596,834	579,469
Operating lease right-of-use assets, net	20,586	23,296
Property and equipment, less accumulated depreciation of $19,882 and $14,487 at December 31, 2021 and December 31, 2020, respectively	42,496	43,863
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	24,427	19,095
Total Assets	$905,140	$886,520
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,513	$17,063
Accrued expenses and other current liabilities	98,153	96,841
Contingent consideration payable	18,900	8,900
Operating lease liabilities	7,409	6,872
Total current liabilities	145,975	129,676
Deferred reimbursements	5,906	7,406
Long-term debt	389,357	389,254
Contingent consideration payable	1,439	16,925
Deferred income taxes	4,930	4,896
Operating lease liabilities	43,363	45,604
Other non-current liabilities	6,801	6,379
Total liabilities	597,771	600,140
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 278,912,800 and 262,063,461 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	2,808	2,650
Additional paid-in capital	2,595,419	2,308,578
Accumulated other comprehensive gain (loss):
Foreign currency translation adjustment	5,251	8,412
Unrealized loss on available-for securities	(270)	(185)
Warrants	83	12,387
Accumulated deficit	(2,295,922)	(2,045,462)
Total stockholders' equity	307,369	286,380
Total Liabilities and Stockholders' Equity	$905,140	$886,520
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Net product sales	$305,514	$260,886	$182,237
Cost of goods sold	34,466	31,044	21,963
Gross profit	271,048	229,842	160,274
Operating expenses:
Research and development	272,049	308,443	286,378
Selling, general, and administrative	192,710	156,407	169,861
Changes in fair value of contingent consideration payable	6,514	3,144	3,297
Depreciation and amortization	6,209	8,846	4,775
Total operating expenses	477,482	476,840	464,311
Loss from operations	(206,434)	(246,998)	(304,037)
Other (expense) income:
Interest income	509	3,226	10,249
Interest expense	(32,471)	(22,425)	(18,872)
Loss on exchange of convertible notes	—	—	(40,624)
Loss on extinguishment of debt	(257)	(7,276)	—
Other expense	(2,901)	(781)	(2,626)
Loss before income tax	(241,554)	(274,254)	(355,910)
Income tax expense	(8,906)	(2,598)	(478)
Net loss attributable to common stockholders	$(250,460)	$(276,852)	$(356,388)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.92)	$(1.07)	$(1.48)
Weighted-average common shares outstanding — basic and diluted	271,421,986	258,867,380	240,421,001
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(250,460)	$(276,852)	$(356,388)
Other comprehensive (loss) gain:
Foreign currency translation adjustment (loss) gain, net of tax impact of $0, $1,552, and $889, respectively	(3,161)	5,627	2,290
Unrealized (loss) gain on available-for-sale securities, net of tax impact of $0, $(50), and $182, respectively	(85)	(225)	467
Other comprehensive (loss) gain	(3,246)	5,402	2,757
Comprehensive loss	$(253,706)	$(271,450)	$(353,631)

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	189,383,924	$1,942	$1,740,061	$13,063	$68	$(1,412,222)	$342,912
Stock options exercised, net	1,967,087	20	11,456	—	—	—	11,476
Stock issued from equity financing	18,720,930	187	188,807	—	—	—	188,994
Employee withholding taxes related to restricted stock unit vesting	477,198	—	(3,235)	—	—	—	(3,235)
Stock issued for contingent consideration	771,804	8	9,308	—	—	—	9,316
Stock-based compensation	—	—	44,430	—	—	—	44,430
Warrants exercised	101,787	1	1,487	(676)	—	—	812
Equity component of the convertible notes	43,995,139	440	215,036	—	—	—	215,476
Termination of capped call confirmations	—	—	19,875	—	—	—	19,875
Unrealized holding gain on available-for-sale securities	—	—	—	—	467	—	467
Foreign currency translation adjustment	—	—	—	—	2,290	—	2,290
Net loss	—	—	—	—	—	(356,388)	(356,388)
Balance at December 31, 2019	255,417,869	2,598	2,227,225	12,387	2,825	(1,768,610)	476,425
Stock options exercised, net	5,233,672	52	42,230	—	—	—	42,282
Employee withholding taxes related to restricted stock unit vesting	1,411,920	—	(10,028)	—	—	—	(10,028)
Stock-based compensation	—	—	49,151	—	—	—	49,151
Unrealized holding loss on available-for-sale securities	—	—	—	—	(225)	—	(225)
Foreign currency translation adjustment	—	—	—	—	5,627	—	5,627
Net loss	—	—	—	—	—	(276,852)	(276,852)
Balance at December 31, 2020	262,063,461	2,650	2,308,578	12,387	8,227	(2,045,462)	286,380
Stock options exercised, net	1,461,189	15	10,213	—	—	—	10,228
Common stock issued from equity financing and pre-funded warrants	11,296,660	112	199,552	83	—	—	199,747
Employee withholding taxes related to restricted stock unit vesting	1,064,135	—	(15,009)	—	—	—	(15,009)
Stock-based compensation	—	—	57,838	—	—	—	57,838
Warrants exercised	2,554,999	26	31,591	(12,387)	—	—	19,230
Equity component of the convertible notes	472,356	5	2,656	—	—	—	2,661
Unrealized holding loss on available-for-sale securities	—	—	—	—	(85)	—	(85)
Foreign currency translation Adjustment	—	—	—	—	(3,161)	—	(3,161)
Net loss	—	—	—	—	—	(250,460)	(250,460)
Balance at December 31, 2021	278,912,800	$2,808	$2,595,419	$83	$4,981	$(2,295,922)	$307,369

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(250,460)	$(276,852)	$(356,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	2,490	1,794	2,546
Depreciation and amortization	6,209	8,846	4,775
Stock-based compensation	57,838	49,151	44,430
Loss on exchange of convertible notes	—	—	40,624
Loss on extinguishment of debt	257	7,276	—
Non-cash changes in the fair value of contingent consideration payable	6,514	3,144	3,297
Foreign currency remeasurement loss	3,565	5,471	254
Non-cash deferred taxes	34	(155)	(1,415)
Other	—	99	(149)
Changes in operating assets and liabilities:
Accounts receivable	(8,189)	(11,219)	(11,114)
Inventories	(7,790)	(4,639)	(5,114)
Prepaid expenses and other current assets	(5,919)	(8,766)	(3,287)
Accounts payable, accrued expenses, and other current liabilities	7,430	(10,610)	46,742
Other non-current assets and liabilities	(2,617)	4,420	(10,117)
Deferred reimbursements	(1,500)	(1,250)	(5,500)
Payment of contingent consideration	(10,353)	—	—
Net cash used in operating activities	$(202,491)	$(233,290)	$(250,416)
Investing activities
Sale and redemption of marketable securities	424,043	354,826	499,047
Purchases of marketable securities	(341,398)	(365,178)	(383,882)
Capital expenditures	(3,884)	(3,227)	(20,012)
Net cash provided by (used in) investing activities	$78,761	$(13,579)	$95,153
Financing activities
Proceeds from issuance of common stock from equity financing and pre-funded warrants, net of issuance costs	199,750	—	—
Proceeds from issuance of common stock, net of issuance costs	—	—	188,994
Payment of long-term debt	—	(155,249)	—
Proceeds from long-term debt, net of issuance costs	—	385,929	—
Payment of finance leases	(479)	(76)	(420)
Payments of employee withholding taxes related to restricted stock unit vesting	(15,009)	(10,028)	(3,235)
Proceeds from termination of capped call confirmations	—	—	19,875
Proceeds from stock options exercised, net	10,228	42,282	11,476
Proceeds from warrants exercised, net	19,230	—	812
Payment of contingent consideration	(1,647)	—	—
Net cash provided by financing activities	$212,073	$262,858	$217,502
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(5,049)	$3,830	$1,729
Net increase in cash, cash equivalents, and restricted cash	83,294	19,819	63,968

	Years Ended December 31,
	2021	2020	2019
Cash, cash equivalents, and restricted cash at the beginning of the year	166,162	146,343	82,375
Cash, cash equivalents, and restricted cash at the end of the year	$249,456	$166,162	$146,343
Supplemental disclosures of cash flow information
Tenant improvements paid through lease incentive	$300	$470	$19,388
Cash paid during the period for interest	$30,468	$24,683	$16,966
Contingent consideration paid in shares	$—	$—	$9,316
Capital expenditures unpaid at the end of period	$1,448	$985	$1,865
Cash paid for taxes	$20,032	$10,371	$691
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements

1. Description of Business
Amicus Therapeutics, Inc. (the "Company") is a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. The Company has a portfolio of product opportunities including the first, oral monotherapy for Fabry disease that has achieved widespread global approval and a differentiated biologic for Pompe disease, that is under review with the U.S. Food and Drug Administration ("FDA") as well as the European Medicines Agency ("EMA"). We are committed to discovering and developing next generation therapies in Fabry and Pompe diseases.
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
The lead biologics program of the Company's pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, two-component, potential best-in-class treatment for Pompe disease. In February 2019, the FDA granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease. In September 2021, the FDA set the Prescription Drug User Fee Act ("PDUFA") target action date of May 29, 2022 for the New Drug Application ("NDA") for miglustat and July 29, 2022 for the Biologics License Application ("BLA") for cipaglucosidase alfa. The EMA validated the Marketing Authorization Application (“MAA”) in the fourth quarter of 2021.
On February 24, 2022, the Company announced, with ARYA Sciences Acquisition Corp IV ("ARYA"), a special purpose acquisition company (or "SPAC"), sponsored by Perceptive Advisors, it has agreed to mutually terminate the previously announced definitive business combination agreement, originally executed in September 2021.
Additionally, in September 2021, the Company entered into securities purchase agreements with certain investors for the private placement of an aggregate of 11,296,660 shares of the Company's common stock, at a purchase price of $10.18 per share, and pre-funded warrants to purchase an aggregate of 8,349,705 shares of common stock, at a purchase price of $10.17 per pre-funded warrant. The net proceeds from these private placements were approximately $199.8 million. The Company expects to use the net proceeds to further fund initiatives in the global commercialization of Galafold® and the anticipated global launch of AT-GAA and to further support the Company's discovery work on next generation therapies in Fabry and Pompe diseases.
The Company's operations have not been significantly impacted by the novel coronavirus (“COVID-19”) pandemic to date. However, the Company observed increased lag times between patient identification and Galafold® initiation due to the resurgence of COVID-19 in 2021. The Company has maintained operations in all geographies, secured its global supply chain for its commercial and clinical products, as well as maintained the operational integrity of its clinical trials, with minimal disruptions. Whether the Company will continue to operate without any significant disruptions will depend on the continued health of its employees, the ongoing demand for Galafold® and the continued operation of its global supply chain. The Company has continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of its global workforce. However, the Company's results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.
The Company had an accumulated deficit of $2.3 billion as of December 31, 2021 and anticipates incurring losses through the fiscal year ending December 31, 2022 and beyond. The Company has historically funded its operations through stock offerings, Galafold® revenues, debt issuances, collaborations, and other financing arrangements.
Based on its current operating model, the Company believes that the current cash position, which includes expected revenues, and net proceeds from the September 2021 private placement of securities, is sufficient to fund the Company's operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact the Company's future capital requirements.

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
Additionally, the Company assessed the impact COVID-19 pandemic has had on its operations and financial results as of December 31, 2021 and through the issuance of these financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses.
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
The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold®. The Company's accounts receivable at December 31, 2021 have arisen from product sales primarily in Europe and the U.S. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of December 31, 2021, the Company recorded an allowance for doubtful accounts of $0.2 million.
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
Revenue Recognition
The Company’s net product sales consist of sales of Galafold® for the treatment of Fabry disease. The Company has recorded revenue on sales where Galafold® is available either on a commercial basis or through a reimbursed early access program ("EAP"). Orders for Galafold® are generally received from distributors and pharmacies, with the ultimate payor often a government authority. In 2021, one customer accounted for 24% of net product sales and 14% of accounts receivable from product sales. In 2020, one customer accounted for 25% of net product sales and 12% of accounts receivable from product sales.
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
The following table summarizes the Company's net product sales from Galafold® disaggregated by geographic area:

	For the Year
(in thousands)	2021	2020	2019
U.S.	$95,387	$80,046	$52,478
Ex-U.S.	210,127	180,840	129,759
Total net product sales	$305,514	$260,886	$182,237

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
Fair Value Measurements
The Company records certain asset and liability balances under the fair value measurements as defined by the Financial Accounting Standard Board ("FASB") guidance. Current FASB fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions that market participants assumptions would use in pricing assets or liabilities (unobservable inputs classified within Level 3 of the hierarchy).
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Nonqualified Cash Deferral Plan
The Company's Cash Deferral Plan (the "Deferral Plan"), provides certain key employees and members of the Board of Directors as selected by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee"), with an opportunity to defer the receipt of such participant's base salary, bonus, and director's fees, as applicable. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. All of the investments held in the Deferral Plan are classified as trading securities and recorded at fair value with changes in the investments' fair value recognized as earnings in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liability in the Consolidated Balance Sheets.
Equity-based Compensation
At December 31, 2021, the Company had one equity-based employee compensation plan, which is described more fully in "— Note 8. Stockholders' Equity." The Company applies the fair value method of measuring equity-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.
Loss per Common Share
The Company calculates net loss per share as a measurement of the Company's performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period. The Company had a net loss for all periods presented; accordingly, the inclusion of common stock options, unvested RSUs, and certain warrants would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same. See "— Note 15. Basic and Diluted Net Loss per Common Share" for further discussion on net loss per share.
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Intangible Assets and Goodwill
The Company records goodwill in a business combination when the total consideration exceeds the fair value of the net tangible and identifiable intangible assets acquired. Purchased IPR&D is accounted for as an indefinite lived intangible asset until the underlying project is completed, at which point the intangible asset will be accounted for as a definite lived intangible asset, or abandoned, at which point the intangible asset will be written off or partially impaired. Goodwill and indefinite lived intangible assets are assessed annually for impairment and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company first assesses the qualitative factors to determine if a quantitative test is necessary. If required, or if the Company elects to bypass the qualitative assessment, a quantitative goodwill or IPR&D impairment test is conducted. If it is determined the full carrying amount of IPR&D is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. If it is determined the Company's single reporting unit's carrying value, including goodwill, exceeds its fair value, an impairment loss is recorded for the difference. No indicators of impairment were noted during the years ended December 31, 2021 and December 31, 2020.
Recent Accounting Developments
ASU 2019-12 - In December 2019, the FASB issued Accounting Standard Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). This new guidance removes specific exceptions to the general principles in Topic 740. It eliminates the need for an organization to analyze whether the following applies in a given period: (i) exception to the incremental approach for intraperiod tax allocation; (ii) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (iii) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also improves financial statement preparers’ application of income tax-related guidance and simplifies the following: (i) franchise taxes that are partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of legal entities that are not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this guidance prospectively on January 1, 2021. The adoption did not have a material impact on the Company's Consolidated Financial Statements or related disclosures.
3. Goodwill and Intangible Assets
As of December 31, 2021, in connection with the acquisitions, the Company had goodwill of $197.8 million and IPR&D of $23.0 million, which are reported at fair value on the Company's Consolidated Balance Sheets. Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts.
Goodwill and intangible assets are assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. A goodwill impairment loss, if any, is measured as the amount by which the Company's single reporting unit's carrying value, including goodwill, exceeds its fair value. An IPR&D impairment loss, if any, is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
The following table represents the changes in IPR&D for the years ended December 31, 2021 and 2020, respectively:

(in millions)
Balance at December 31, 2019	$23.0
Change in IPR&D	—
Balance at December 31, 2020	$23.0
Change in IPR&D	—
Balance at December 31, 2021	$23.0
The following table represents the changes in Goodwill for the years ended December 31, 2021 and 2020, respectively:

(in millions)
Balance at December 31, 2019	$197.8
Change in goodwill	—
Balance at December 31, 2020	$197.8
Change in goodwill	—
Balance at December 31, 2021	$197.8

4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of December 31, 2021, the Company held $245.2 million in cash and cash equivalents and $237.3 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within accumulated other comprehensive loss in the Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss the Company would recognize an allowance and the corresponding credit loss would be included in earnings.
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Cash, cash equivalents, and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of December 31, 2021
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$245,197	$—	$—	$245,197
Commercial paper	174,578	7	(54)	174,531
Corporate debt securities	32,322	—	(11)	32,311
Asset-backed securities	30,070	—	(14)	30,056
Money market	350	—	—	350
Certificate of deposit	51	—	—	51
	$482,568	$7	$(79)	$482,496
Included in cash and cash equivalents	$245,197	$—	$—	$245,197
Included in marketable securities	237,371	7	(79)	237,299
Total cash, cash equivalents, and marketable securities	$482,568	$7	$(79)	$482,496

	As of December 31, 2020
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Commercial paper	$217,087	$14	$(6)	$217,095
Cash and cash equivalents	163,240	—	—	163,240
U.S. government agency bonds	53,583	3	(4)	53,582
Corporate debt securities	39,525	4	(16)	39,513
Asset-backed securities	9,420	18	—	9,438
Money market	350	—	—	350
Certificate of deposit	51	—	—	51
	$483,256	$39	$(26)	$483,269
Included in cash and cash equivalents	$163,240	$—	$—	$163,240
Included in marketable securities	320,016	39	(26)	320,029
Total cash, cash equivalents, and marketable securities	$483,256	$39	$(26)	$483,269

For the year ended December 31, 2021 there were no realized gains or losses. For the fiscal year ended December 31, 2020, there were nominal realized gains. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of December 31, 2021 and 2020 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive (loss) gain. The fair value of these marketable securities in unrealized loss positions was $173.4 million and $124.9 million as of December 31, 2021 and December 31, 2020, respectively.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$245,197	$163,240	$142,837
Restricted cash	4,259	2,922	3,506
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$249,456	$166,162	$146,343
5. Inventories
Inventories consist of raw materials, work in process, and finished goods related to the manufacture of Galafold®. The following table summarizes the components of inventories:

(in thousands)	December 31, 2021	December 31, 2020
Raw materials	$12,289	$5,547
Work-in-process	10,699	7,693
Finished goods	3,830	6,316
Total inventories	$26,818	$19,556
The Company recorded a reserve for inventory of $1.1 million and $0.1 million as of December 31, 2021 and December 31, 2020, respectively.
6. Property and Equipment
Property and equipment consist of the following:

	December 31,
(in thousands)	2021	2020
Leasehold improvements	$24,168	$24,146
Research equipment	16,663	15,387
Construction in progress	8,229	5,870
Computer equipment	5,720	5,546
Land	3,190	3,190
Furniture and fixtures	3,163	2,880
Computer software	1,174	1,207
Vehicles	71	124
Gross property and equipment	62,378	58,350
Less accumulated depreciation	(19,882)	(14,487)
Net property and equipment	$42,496	$43,863
Depreciation expense was $5.7 million and $8.4 million for the years ended December 31, 2021 and December 31, 2020, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2021	2020
Accrued compensation and benefits	$24,258	$23,025
Accrued contract manufacturing & contract research costs	20,361	19,617
Accrued sales rebates and discounts	15,989	12,079
Accrued program fees	13,294	16,599
Accrued professional fees	9,377	3,700
Accrued taxes	6,154	11,177
Accrued royalties	4,522	6,550
Other	4,198	4,094
	$98,153	$96,841
8. Stockholders' Equity
Common Stock and Warrants
As of December 31, 2021, the Company was authorized to issue 500 million shares of common stock. Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.
In September 2021, the Company entered into a securities purchase agreement with certain entities, the (“Purchase Agreements”) for the private placement of an aggregate of 11,296,660 shares of the Company’s common stock, at a purchase price of $10.18 per share, and pre-funded warrants to purchase an aggregate of 8,349,705 shares of common stock, at a purchase price of $10.17 per pre-funded warrant. Proceeds from the private placement, net of offering costs, were $199.8 million. Each pre-funded warrant has an initial exercise price of $0.01 per share and is exercisable at any time after its original issuance, subject generally to the lock-up period, at the option of each holder, in such holder’s discretion, by (i) payment in full in immediately available funds of the initial exercise price for the number of shares of common stock purchased upon such exercise or (ii) a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Certain of the Purchase Agreements provide for a lock-up period of either 60 days or nine months based on the individual agreements.
During the first quarter of 2021, 1,294,999 and 1,260,000 warrants were exercised at $7.98 and $7.06 per share of common stock, respectively, resulting in gross cash proceeds of $19.2 million.
As discussed in ''— Note 11. Debt'', during the first and third quarters of 2021, the Company entered into separate, privately negotiated exchange agreements with the holders of the Convertible Notes (the "Holders"). Under the terms of the exchange agreements, the Holders agreed to exchange the remaining aggregate principal amount of $2.8 million of Convertible Notes held by them in exchange for an aggregate of approximately 472,356 shares of Company common stock, par value $0.01 per share. This transaction resulted in an increase of $2.7 million and five thousand dollars to additional paid-in-capital and common stock, respectively.
As discussed in ''— Note 11. Debt'', during the first and second quarters of 2019, the Company entered into separate, privately negotiated exchange agreements with a limited number of Holders. Under the terms of the exchange agreements, the Holders agreed to exchange an aggregate principal amount of $247.2 million of Convertible Notes held by them in exchange for an aggregate of approximately 44.0 million shares of Company's common stock, par value $0.01 per share. These transactions resulted in an increase of $215.0 million and four hundred forty thousand dollars to additional paid-in-capital and common stock, respectively.

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
During the fourth quarter of 2018, the Company reached a clinical milestone, which was the dosing of the first patient in a Phase 3 study, related to the contingent consideration from the acquisition of Callidus Biopharma, Inc. ("Callidus"). The milestone for this event was $9.0 million, which was paid by issuance of 771,804 shares of Company common stock, par value $0.01 per share, in the first quarter of 2019. This transaction resulted in an increase of $9.3 million and eight thousand dollars to additional paid-in-capital and common stock, respectively.
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
The Company had a deferred compensation investment balance of $4.8 million and $4.1 million as of December 31, 2021 and December 31, 2020, respectively, with corresponding approximate amounts of liability.
Deferral Plan investment assets are classified as trading securities and are recorded at fair value with changes in the investments' fair value recognized in accumulate other comprehensive gain (loss) in the period they occur. Deferred compensation liability amounts under the Deferral Plan are included in other long-term liabilities.
Equity Incentive Plan
The Company's Amended and Restated 2007 Equity Incentive Plan (the "Plan") provides for the granting of restricted stock units and options to purchase common stock in the Company to employees, directors, advisors, and consultants at a price to be determined by the Company's Board of Directors. The Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company's business. Under the provisions of the Plan, no option will have a term in excess of 10 years. The Board of Directors, or its committee, is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. Options granted pursuant to the Plan generally vest 25% on the first year anniversary date of grant plus an additional 1/48th for each month thereafter and may be exercised in whole or in part for 100% of the shares vested at any time after the date of grant. As of December 31, 2021, the Company has reserved up to 18,322,154 shares for issuance under the Plan.
9. Share based Compensation
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

The Plan provides for certain benefits to qualifying Plan participants who separate from service with the Company due to death, disability or "retirement" (as such term is defined under the Plan) ("Qualified Participants"). Options granted under the Plan ("Options") to a Qualified Participant shall continue to vest until the 2nd anniversary of the Qualified Participant’s separation and all vested Options held by such Qualified Participant shall remain exercisable until the earlier of the 4th anniversary of the Qualified Participant’s separation or the original expiration date of the Option. Options that are not exercised during this exercise period shall be forfeited. Time-based restricted stock units and restricted stock granted to a Qualified Participant under the Plan that was scheduled to vest within the two year period following the Qualified Participant's separation shall accelerate and be delivered upon such separation. Any time-based restricted stock units or restricted stock that would have vested after such two year period will be forfeited upon the Qualified Participant's separation. Also, per the Amendment, any performance-based restricted stock units under the Plan ("PRSUs") received by the Qualified Participant, shall remain eligible to vest after the Qualified Participant’s separation based on the actual performance of the Company through the end of the performance period applicable to any such PRSUs.
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
The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020	2019
Expected stock price volatility	65.4%	75.1%	74.1%
Risk free interest rate	0.6%	1.6%	2.4%
Expected life of options (years)	5.40	5.67	5.68
Expected annual dividend per share	$0.00	$0.00	$0.00
The weighted average grant-date fair value per share of options granted during 2021, 2020, and 2019 were $9.08, $6.40, and $6.67, respectively.

A summary of the Company's stock options for the year ended December 31, 2021 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2018	15,810	$8.63
Granted	4,091	$10.29
Exercised	(1,967)	$5.83
Forfeited	(879)	$11.07
Expired	(331)	$13.38
Options outstanding, December 31, 2019	16,724	$9.15
Granted	4,362	$9.98
Exercised	(5,243)	$8.11
Forfeited	(1,376)	$10.42
Expired	(435)	$13.33
Options outstanding, December 31, 2020	14,032	$9.54
Granted	3,262	$16.53
Exercised	(1,483)	$7.05
Forfeited	(844)	$12.97
Expired	(236)	$13.28
Options outstanding, December 31, 2021	14,731	$11.08	6.4	$30.3
Vested and unvested expected to vest, December 31, 2021	13,432	$10.89	6.2	$28.8
Exercisable at December 31, 2021	9,141	$9.58	5.1	$24.5
The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $8.5 million, $40.9 million, and $11.8 million respectively. Cash proceeds from stock options exercised during the years ended December 31, 2021, 2020, and 2019 were $10.2 million, $42.3 million, and $11.5 million, respectively. As of December 31, 2021, the total unrecognized compensation cost related to non-vested stock options granted was $28.9 million and is expected to be recognized over a weighted average period of three years.

Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2018	3,712	$10.59
Granted	3,526	$10.92
Vested	(921)	$8.49
Forfeited	(525)	$10.52
Non-vested units as of December 31, 2019	5,792	$11.18
Granted	4,692	$11.29
Vested	(2,164)	$10.70
Forfeited	(1,240)	$11.14
Non-vested units as of December 31, 2020	7,080	$11.35
Granted	3,191	$16.94
Vested	(1,863)	$15.77
Forfeited	(1,067)	$12.82
Non-vested units as of December 31, 2021	7,341	$13.90	2.3	$84.8
For the year ended December 31, 2021, 1,863,436 RSUs have vested and all non-vested units are expected to vest over their normal term. As of December 31, 2021, there was $47.6 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Consolidated Statements of Operations related to the equity awards:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Research and development expense	$17,340	$20,817	$17,575
Selling, general, and administrative expense	40,498	28,334	26,855
Total equity compensation expense	$57,838	$49,151	$44,430
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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2021 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$174,531	$174,531
Corporate debt securities	32,311	32,311
Asset-backed securities	30,056	30,056
Money market funds	5,150	5,150
	$242,048	$242,048

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$20,339	$20,339
Deferred compensation plan liability	4,800	—	4,800
	$4,800	$20,339	$25,139
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2020 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$217,095	$217,095
U.S. government agency bonds	53,582	53,582
Corporate debt securities	39,513	39,513
Asset-backed securities	9,438	9,438
Money market funds	4,427	4,427
	$324,055	$324,055

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$25,825	$25,825
Deferred compensation plan liability	4,078	—	4,078
	$4,078	$25,825	$29,903
Previously, the Company's Convertible Notes fell into the Level 2 category within the fair value level hierarchy. The fair value was determined using broker quotes in a non-active market for valuation. As noted in ''— Note 11. Debt," the Convertible Notes were fully settled during the third quarter of 2021.

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
The Company did not have any Level 3 assets as of December 31, 2021 or December 31, 2020.
Cash, Money Market Funds and Marketable Securities
The Company classifies its cash within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in an active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available-for-sale and classifies these assets and the money market funds within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2021. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2021.
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
The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB-200 Pompe disease program:

Contingent Consideration Liability	Fair Value as of December 31, 2021	Valuation Technique	Unobservable Input	Range
	(in thousands)
			Discount rate	7.5%
Clinical and regulatory milestones	$18,883	Probability weighted discounted cash flow	Probability of achievement of milestones	75%-88%
			Projected year of payments	2022
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
The Company reached regulatory milestone in September 2021 associated with FDA approval of the first BLA and in November 2021 associated with EMA validation of the MAA, both related to the contingent consideration of Callidus for the ATB-200 Pompe disease program. The satisfaction of these milestones resulted in the collective milestone payment of $12.0 million, which was payable in cash, resulting in a decrease in the current portion of the contingent consideration liability on the Consolidated Balance Sheets.

The following table shows the change in the balance of contingent consideration payable for the year ended December 31, 2021 and December 31, 2020, respectively:

	Years ended December 31,
(in thousands)	2021	2020
Balance, beginning of the period	$25,825	$22,681
Changes in fair value during the period, included in the Consolidated Statements of Operations	6,514	3,144
Payment of contingent consideration in cash	(12,000)	—
Balance, end of the period	$20,339	$25,825
11. Debt
The Company's debt consists of the following:

(in thousands)	December 31, 2021	December 31, 2020
Senior Secured Term Loan due 2026:
Principal	$400,000	$400,000
Less: debt discount (1)	(6,074)	(7,434)
Less: deferred financing (1)	(4,569)	(5,592)
Net carrying value of the Senior Secured Term Loan	$389,357	$386,974

Convertible Notes:
Principal	$—	$2,825
Less: debt discount (1)	—	(518)
Less: deferred financing (1)	—	(27)
Net carrying value of the Convertible Notes	$—	$2,280

Net carrying value of Long-term debt	$389,357	$389,254
_____________________________
(1) Included in the Consolidated Balance Sheets within long-term debt and amortized to interest expense over the remaining life of the Convertible Notes and Senior Secured Term Loan using the effective interest rate method.
Senior Secured Term Loan due 2026
In July 2020, the Company entered into a definitive agreement for a $400 million credit facility with Hayfin Capital Management (“Senior Secured Term Loan due 2026”) with an interest rate equal to 3-month LIBOR, subject to a 1% floor, plus 6.5% per annum and requires interest-only payments until mid-2024. The Senior Secured Term Loan due 2026 will be repaid in nine quarterly payments of $44.4 million, starting on July 2024 with the final balance due on the maturity date in July 2026. This transaction resulted in net proceeds of $385.9 million, after deducting fees and expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2026. The Company used the proceeds to voluntarily settle the Senior Secured Term Loan with BioPharma Credit PLC, which included the $150 million principal, $1.1 million accrued interest, and $5.2 million in early settlement premiums. As a result of this early extinguishment, the Company recognized a loss on extinguishment of debt of $7.3 million in the Consolidated Statements of Operations.

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
Convertible Notes
In December 2016, the Company issued at par value $250 million aggregate principal amount of Convertible Notes, which included the exercise in full of the $25 million over-allotment option granted to the initial purchasers of the Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the "Note Offering"). Interest was payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2017. The Convertible Notes would mature on December 15, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. The Convertible Notes were convertible at the option of the Holders, under certain circumstances and during certain periods, into cash, shares of the Company’s common stock or a combination thereof. The net proceeds from the Note Offering were $243.0 million, after deducting fees and expenses. In addition, the Company used approximately $13.5 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the capped call transactions ("Capped Call Confirmations") that the Company entered into in connection with the issuance of the Convertible Notes. In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components based on their relative values. The Convertible Notes were initially convertible into approximately 40.8 million shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 163.3987 shares per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $6.12 per share of common stock, subject to adjustment under certain conditions.
During the first and second quarters of 2019, the Company entered into separate, privately negotiated Exchange Agreements with a limited number of Holders. Under the terms of the Exchange Agreements, the limited number of Holders agreed to exchange an aggregate principal amount of $247.2 million of Convertible Notes held by them in exchange for an aggregate of approximately 44.0 million shares of Company common stock, par value $0.01 per share. In addition, pursuant to the Exchange Agreements, the Company made aggregate cash payments of $1.3 million to the limited number of Holders to satisfy accrued and unpaid interest to the closing date of the transactions, along with cash in lieu of fractional shares. These transactions resulted in $215.0 million in additional paid-in-capital and common stock of $0.4 million on the Consolidated Balance Sheets as of December 31, 2019. Additionally, the Company recognized a loss on the exchange of debt of $40.6 million on the Consolidated Statements of Operations during the year ended December 31, 2019.
During the first and second quarter of 2019, the Company terminated the Capped Call Confirmations related to the exchange of the Convertible Notes for proceeds of $19.9 million.
During the first and third quarters of 2021, the Company entered into separate, privately negotiated exchange agreements with a limited number of Holders. Under the terms of the Exchange Agreements, the Holders agreed to exchange the remaining aggregate principal amount of $2.8 million of Convertible Notes held by them in exchange for an aggregate of approximately 472,356 shares of Company common stock, par value $0.01 per share. This transaction resulted in $2.7 million in additional paid-in-capital and common stock of five thousand dollars on the Consolidated Balance Sheets as of December 31, 2021. Additionally, the Company recognized a net loss from extinguishment of debt of $0.3 million in the Consolidated Statements of Operations for the year ended December 31, 2021.

Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the years ended December 31, 2021 and 2020 respectively:

(in thousands, except interest rate amounts)	December 31, 2021	December 31, 2020
Contractual interest expense	$30,473	$20,933
Amortization of debt discount	$1,462	$1,267
Amortization of deferred financing	$1,028	$527
Effective interest rate of the liability component, Convertible Notes	—%	10.6%
Effective interest rate of the liability component, Senior Secured Term Loan due 2026	8.4%	8.4%
12. Leases
The Company currently has operating leases for office and research laboratory space, equipment, and vehicles under agreements expiring at various dates through 2044, which include renewal options on leases which the Company is reasonably certain to exercise.
For the years ended December 31, 2021, and 2020, operating lease expense was $10.0 million and $11.1 million and variable lease expense was $2.1 million and $1.8 million, respectively. For the years ended December 31, 2021, and 2020, the Company paid $8.4 million and $9.6 million, respectively, for amounts included in the measurement of operating lease liabilities and recorded $0.3 million and $1.7 million, respectively, of right-of-use assets and $0.3 million and $0.5 million, respectively, of tenant improvements paid through lease incentives in exchange for new operating lease liabilities.
Commitments under finance leases are not significant for the year ended December 31, 2021.

Supplemental balance sheet information related to operating leases were as follows:

(in thousands, except year and discount rate amounts)	December 31, 2021	December 31, 2020
Operating lease ROU assets, net	$20,586	$23,296

Current portion of the operating lease liabilities	$7,409	$6,872
Non-current portion of the operating lease liabilities	43,363	45,604
Total operating lease liability	$50,772	$52,476

Weighted-average remaining lease terms (years)	19.6	19.8
Weighted-average discount rate	13.1%	13.0%
At December 31, 2021, the future minimum operating lease payments were as follows:

(in thousands)	Operating Lease
2022	$8,514
2023	8,622
2024	8,347
2025	8,304
2026	8,454
Thereafter	145,948
Total lease payments	188,189
Less lease incentives	(28,939)
Less imputed interest	(108,478)
Total operating lease liability	$50,772
As of December 31, 2021, the Company has an additional operating lease for office space that has not yet commenced, with minimum lease payments of $15.1 million. This operating lease commenced during the first quarter of 2022 with a lease term of ten years.

13. Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years Ended December 31,
(in thousands)	2021	2020	2019
United States	$(333,571)	$(365,332)	$(393,955)
Foreign	92,017	91,078	38,045
Total	$(241,554)	$(274,254)	$(355,910)
Following were the components of income tax expense (benefit) for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	8,857	4,163	2,877
Deferred
Federal	15	(1,410)	(984)
State	34	(155)	(1,415)
Foreign	—	—	—
Total	$8,906	$2,598	$478
A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2021, 2020, and 2019 are as follows:

	Years Ended December 31,
	2021	2020	2019
Statutory rate	(21)%	(21)%	(21)%
State taxes, net of federal benefit	—	—	—
Nondeductible IPR&D	—	—	—
Contingent consideration	—	—	—
Tax credits	(9)	(7)	(16)
Impact of foreign operations	3	4	9
Nondeductible executive compensation	2	2	1
Nondeductible debt conversion	—	—	(1)
Other	1	—	(1)
Valuation allowance	28	23	29
Net	4%	1%	—%
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

The Company recorded income tax expense of $8.9 million in 2021 for taxes in foreign jurisdictions. Due to the loss position and full valuation allowance, there is nominal tax expense in 2021 for taxes in U.S. federal and state jurisdictions.
The Company had minimal interest or penalties related to UK corporate taxes during the period ended December 31, 2021 and did not accrue for any interest or penalties as of December 31, 2021. The Company had a nominal accrual for uncertain tax positions as of December 31, 2021. Tax returns for years 2016 through 2020 are open to examination by tax authorities. The Company is also subject to examination in any period for which it has net operating losses.
Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows:

	Years Ended December 31,
(in thousands)	2021	2020
Deferred tax assets
Intellectual property	$105,453	$68,209
Amortization/depreciation	277	489
Research tax credit	205,095	182,651
Net operating loss carry forwards	334,762	305,876
Deferred reimbursements	1,587	1,912
Non-cash stock issue	11,779	17,553
Interest carry forward limitation	8,285	5,655
Lease liability	9,105	9,235
Other	15,884	10,855
Gross deferred tax assets	692,227	602,435
Deferred tax liabilities
Business acquisition	(4,930)	(4,937)
Royalty payable	(105,453)	(68,209)
Convertible notes	—	(94)
Advanced R&D payments	(1,802)	(1,776)
Right of use asset	(3,130)	(3,420)
Total net deferred tax assets	576,912	523,999
Less: valuation allowance	(581,842)	(528,895)
Net deferred tax liability	$(4,930)	$(4,896)
The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2021 and 2020, the Company recorded valuation allowances of $581.8 million and $528.9 million, respectively, representing an increase in the valuation allowance of $52.9 million in 2021, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years. The deferred tax liability related to business acquisitions pertains to the basis difference in IPR&D acquired by the Company. The Company's policy is to record a deferred tax liability related to acquired IPR&D that may eventually be realized either upon amortization of the asset when the research is completed, and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful.

As of December 31, 2021, the Company had federal and state net operating loss carry forwards ("NOLs") of approximately $1,292 million and $1,000 million, respectively. The federal carry forward for losses generated prior to 2018 will expire in 2029 through 2037. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the 2017 Tax Act. Most of the state carry forwards generated prior to 2009 have expired through 2016. The remaining state carry forwards including those generated in 2009 through 2021 will expire in 2029 through 2040. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past and could occur again in the future. Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. The Company may experience ownership changes in the future as a result of shifts in the stock ownership some of which are outside the Company's control. The Company completed a detailed study of the NOLs and determined that there was not an ownership change in excess of 50%. Ownership changes in future periods may place additional limits on the Company's ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently decrease the amount of state attributes and increase state taxes owed.
The Company also has research and experimentation and orphan drug credit carryforwards of approximately $30.3 million and $165.2 million, respectively, which will expire in the years 2021 through 2040. Deferred tax assets for these carryforwards are subject to a full valuation allowance.
14. Collaborative Agreements
University of Pennsylvania
In October 2018, as amended, the Company entered into a collaboration agreement with the University of Pennsylvania ("Penn") to pursue research and development of novel gene therapies. The Company's gene therapy portfolio pipeline expanded to include Pompe disease, Fabry disease, CDKL5 deficiency disorder ("CDD"), ceroid lipofuscinosis, neuronal ("CLN1"), Mucopolysaccharidosis Type IIIB ("MPSIIIB"), as well as a next generation program in Mucopolysaccharidosis Type IIIA ("MPSIIIA"). This expanded collaboration with Penn also provides the Company with exclusive disease-specific access and option rights to develop potentially disruptive new gene therapy platform technologies and programs for most LDs and a broader portfolio of other rare diseases.
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
For the year ended December 31, 2021, under the GSK collaboration agreements, the Company paid $1.5 million in sales-based milestones and the Company incurred approximately $25.4 million of royalty expenses. As of December 31, 2021, $7.4 million was recorded as deferred reimbursements and the Company recognized a liability of $4.5 million related to royalties payable to GSK in accounts payable and accrued expenses in the Consolidated Balance Sheets.

15. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Years Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Numerator:
Net loss attributable to common stockholders	$(250,460)	$(276,852)	$(356,388)
Denominator:
Weighted average common shares outstanding — basic and diluted	271,421,986	258,867,380	240,421,001
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	Years ended December 31,
(in thousands)	2021	2020	2019
Options to purchase common stock	14,731	14,032	16,724
Unvested restricted stock units	7,341	7,080	5,792
Outstanding warrants, convertible to common stock	—	2,555	2,555
Convertible notes	—	462	462
Total number of potentially issuable shares	22,072	24,129	25,533

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management's Report on Internal Control Over Financial Reporting
The information required by this section which includes the "Management's Report on Consolidated Financial Statements and Internal Control over Financial Reporting" and the "Report of Independent Registered Public Accounting Firm" are incorporated by reference from "Item 8. Financial Statements and Supplementary Data."
Item 9B.    OTHER INFORMATION.
None.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive proxy statement for our 2022 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.
Item 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference from the Proxy Statement under the caption "Management," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Proposal No. 1 — Election of Directors"
We have adopted a Code of Business Ethics and Conduct for Employees, Executive Officers and Directors that applies to our employees, officers and directors, including the principal executive officer, principal financial officer, and principal accounting officer, and incorporates guidelines designed to deter wrongdoing and to promote the honest and ethical conduct and compliance with applicable laws and regulations. In addition, the code of ethics incorporates our guidelines pertaining to topics such as conflicts of interest and workplace behavior. We have posted the text of our code on our website, where it is accessible for free, at www.amicusrx.com in connection with "Investors/Corporate Governance" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date the waiver on our website in the future.
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

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE
1. Index to Consolidated Financial Statements
The following Consolidated Financial Statements are filed as part of this report:
2. Consolidated Financial Statement Schedules
All schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.
3. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
2.1	Agreement and Plan of Merger, dated November 19, 2013, by and among Amicus Therapeutics, Inc., CB Acquisition Corp., Callidus BioPharma, Inc., and Cuong Do	Form 8-K	2/12/2014	2.1
2.2	Amendment to Agreement and Plan of Merger, dated September 30, 2015, by and among the Registrant, Titan Merger Sub Corp. and Scioderm, Inc.	Form 8-K	9/30/2015	2.2
+2.3	Agreement and Plan of Merger, dated July 5, 2016, by and among MiaMed, Inc., the Registrant and Minervas Merger Sub, Inc.	Form 8-K	7/6/2016	2.1
+2.4	Agreement and Plan of Merger, dated as of September 19, 2018, by and among Amicus Therapeutics, Inc., Columbus Merger Sub Corp., Celenex, Inc. and Shareholder Representative Services LLC, solely in its capacity as the Shareholders’ Representative	Form 8-K	9/25/2018	2.1
3.1	Restated Certificate of Incorporation of the Registrant.	Form 10-K	2/28/2012	3.1
3.2	Restated By-laws of the Registrant.	S-1/A (333-141700)	4/27/2007	3.4
3.3	Certificate of Amendment to the Registrant's Restated Certificate of Incorporation, as amended.	Form 8-K	6/10/2015	3.1
3.4	Certificate of Amendment to the Restated Certificate of Incorporation	Form 8-K	6/8/2018	3.1
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1 (333-141700)	3/30/2007	4.1
4.2	Form of Indenture	Form S-3ASR	4/24/2016	4.7
4.3	Description of the Registrant's securities	Form 10-K	3/2/2020	4.8

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
4.4	Form of Pre-Funded Warrant	Form 8-K	9/29/2021	4.1
4.5	Securities Purchase Agreement, dated September 29, 2021, by and between the Company and Redmile Group LLC	Form 8-K	9/29/2021	10.3
4.6	Securities Purchase Agreement, dated September 29, 2021, by and between the Company and Perceptive Life Sciences Master Fund, Ltd.	Form 8-K	9/29/2021	10.4
4.7	Securities Purchase Agreement, dated September 29, 2021, by and among the Company and the Purchasers identified on the signature pages thereto	Form 8-K	9/29/2021	10.5
*10.1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333-141700)	4/27/2007	10.1
10.2	Form of Director and Officer Indemnification Agreement	S-1 (333-141700)	3/30/2007	10.17
*10.3	Amended and Restated 2007 Director Option Plan and form of option agreement	Form 8-K	6/18/2010	10.2
10.4	Securities Purchase Agreement, dated November 20, 2013 by and among the Company and the purchasers identified therein	Form 8-K	11/20/2013	10.1
+10.5	Second Restated Agreement, dated November 19, 2013 by and between the Registrant and Glaxo Group Limited	Form 10-K	3/3/2014	10.46
*10.6	Amicus Amicus Therapeutics, Inc. Amended and Restated Restricted Stock Unit Deferral Plan	Form 8-K	12/28/2017	10.1
*10.7	Employment Agreement dated April 23, 2014, between the Registrant and John F. Crowley	Form 8-K	4/25/2014	10.1
*10.8	Amended and Restated 2007 Equity Incentive Plan	DEF 14A	4/27/2021	A
*10.9	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/28/2016	10.1
10.10	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 8-K	12/30/2016	10.1
**10.11	Amended and Restated Research, Collaboration & License Agreement, dated May 28, 2019, by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania	Form 10-Q	8/8/2019	10.2
10.12	Amendment #1 to the Amicus Therapeutics, Inc. Cash Deferral Plan.	Form 8-K	10/26/2014	10.1
10.13	Amendment #2 to the Amicus Therapeutics, Inc. Cash Deferral Plan.	Form 8-K	12/19/2019	10.1
*10.14	Amendment No. 1 to Employment Agreement dated April 23, 2014 between the Registrant and John F. Crowley	Form 10-K	3/2/2020	10.44
*10.15	Employment Agreement dated February 18, 2020 between the Registrant and Ellen S. Rosenberg	Form 10-K	3/2/2020	10.45
*10.16	Employment Agreement dated February 18, 2020, between the Registrant and Bradley L. Campbell	Form 10-K	3/2/2020	10.46
*10.17	Employment Agreement dated February 18, 2020, between the Registrant and Daphne Quimi	Form 10-K	3/2/2020	10.48

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
*10.18	Employment Agreement dated February 18, 2020 between the Registrant and Hung Do	Form 10-K	3/2/2020	10.49
++10.19	First Amendment to the Amended and Restated Research, Collaboration & License Agreement dated December 20, 2019 by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.	Form 10-Q	5/7/2020	10.1
++10.20	Second Amendment to the Amended and Restated Research, Collaboration & License Agreement dated March 26, 2020 by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.	Form 10-Q	5/7/2020	10.2
10.21	Loan Agreement, dated as of July 17, 2020, by and among Amicus Therapeutics International Holding Ltd, as Borrower, Amicus Therapeutics, Inc. as Parent and a Guarantor, certain subsidiaries of Parent as additional Guarantors, and Hayfin Services LLP as Agent for certain lenders	Form 10-Q	8/10/2020	10.2
*10.22	Form of Board Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	3/1/2021	10.39
*10.23	Form of Board Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	3/1/2021	10.41
*10.24	Form of Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	3/1/2021	10.42
*10.25	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan				X
++10.26
Third Amendment to the Amended and Restated Research, Collaboration & License Agreement dated December 3, 2020 by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.

					X
++10.27
Fourth Amendment to the Amended and Restated Research, Collaboration & License Agreement dated December 23, 2020 by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.
					X
++10.28	Fifth Amendment to the Amended and Restated Research, Collaboration & License Agreement dated April 6, 2021 by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.				X
++10.29
Sixth Amendment to the Amended and Restated Research, Collaboration & License Agreement dated August 1, 2021 by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.
					X

Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
++10.30
Seventh Amendment to the Amended and Restated Research, Collaboration & License Agreement dated September 28, 2021 by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.
X
21	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.				X
104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (included in Exhibit 101).				X
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2022.

AMICUS THERAPEUTICS, INC. (Registrant)
By:	/s/ John F. Crowley
John F. Crowley Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Crowley	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2022
(John F. Crowley)

/s/ Bradley L. Campbell	Director and President and Chief Operating Officer (Director)	February 24, 2022
(Bradley L. Campbell)

/s/ Daphne Quimi	Chief Financial Officer (Principal Financial Officer and Principle Accounting Officer)	February 24, 2022
(Daphne Quimi)

/s/ Robert Essner	Director	February 24, 2022
(Robert Essner)

/s/ Margaret G. McGlynn	Director	February 24, 2022
(Margaret G. McGlynn)

/s/ Michael G. Raab	Director	February 24, 2022
(Michael G. Raab)

/s/ Glenn Sblendorio	Director	February 24, 2022
(Glenn Sblendorio)

/s/ Craig Wheeler	Director	February 24, 2022
(Craig Wheeler)

Signature	Title	Date

/s/ Lynn Bleil	Director	February 24, 2022
(Lynn Bleil)

/s/ Burke Whitman	Director	February 24, 2022
(Burke Whitman)

/s/ Michael A. Kelly	Director	February 24, 2022
(Michael A. Kelly)

/s/ Eiry W. Roberts, M.D.	Director	February 24, 2022
(Eiry W. Roberts, M.D.)