Form 10-Q
period 2022-03-31
AMICUS THERAPEUTICS, INC.
filed 2022-05-10
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of April 27, 2022 was 280,162,619 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended March 31, 2022

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
In light of these risks and uncertainties, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Those factors and the other risk factors described herein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Our forward-looking statements do not reflect the potential impact of any future collaborations, alliances, business combinations, partnerships, strategic out-licensing of certain assets, the acquisition of preclinical-stage, clinical-stage, marketed products or platform technologies or other investments we may make. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.
You should read this Quarterly Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (including the documents incorporated by reference therein) completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements speak only as of the date of this report. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$233,317	$245,197
Investments in marketable securities	177,878	237,299
Accounts receivable	52,421	52,672
Inventories	24,324	26,818
Prepaid expenses and other current assets	30,960	34,848
Total current assets	518,900	596,834
Operating lease right-of-use assets, net	27,509	20,586
Property and equipment, less accumulated depreciation of $20,966 and $19,882 at March 31, 2022 and December 31, 2021, respectively	34,544	42,496
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	25,188	24,427
Total Assets	$826,938	$905,140
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,914	$21,513
Accrued expenses and other current liabilities	80,379	98,153
Contingent consideration payable	19,151	18,900
Operating lease liabilities	7,255	7,409
Total current liabilities	129,699	145,975
Deferred reimbursements	5,906	5,906
Long-term debt	389,994	389,357
Deferred income taxes	4,930	4,930
Operating lease liabilities	50,457	43,363
Other non-current liabilities	7,335	8,240
Total liabilities	588,321	597,771
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 280,133,856 and 278,912,800 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,809	2,808
Additional paid-in capital	2,617,935	2,595,419
Accumulated other comprehensive (loss) gain:
Foreign currency translation adjustment	(420)	5,251
Unrealized loss on available-for-sale securities	(608)	(270)
Warrants	83	83
Accumulated deficit	(2,381,182)	(2,295,922)
Total stockholders’ equity	238,617	307,369
Total Liabilities and Stockholders’ Equity	$826,938	$905,140
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Net product sales	$78,715	$66,402
Cost of goods sold	7,582	6,539
Gross profit	71,133	59,863
Operating expenses:
Research and development	81,517	64,117
Selling, general, and administrative	58,116	46,726
Changes in fair value of contingent consideration payable	(1,188)	471
Loss on impairment of assets	6,616	—
Depreciation and amortization	1,411	1,604
Total operating expenses	146,472	112,918
Loss from operations	(75,339)	(53,055)
Other (expense) income:
Interest income	133	165
Interest expense	(8,147)	(7,992)
Other income (expense)	1,902	(3,200)
Loss before income tax	(81,451)	(64,082)
Income tax expense	(3,809)	(1,582)
Net loss attributable to common stockholders	$(85,260)	$(65,664)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.30)	$(0.25)
Weighted-average common shares outstanding — basic and diluted	288,481,741	264,369,317

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(85,260)	$(65,664)
Other comprehensive (loss) gain:
Foreign currency translation adjustment (loss) gain	(5,671)	608
Unrealized loss on available-for-sale securities	(338)	—
Other comprehensive (loss) gain	$(6,009)	$608
Comprehensive loss	$(91,269)	$(65,056)
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	278,912,800	$2,808	$2,595,419	$83	$4,981	$(2,295,922)	$307,369
Stock options exercised, net	145,449	1	858	—	—	—	859
Vesting of restricted stock units, net of taxes	1,075,607	—	(8,993)	—	—	—	(8,993)
Stock-based compensation	—	—	30,651	—	—	—	30,651
Unrealized holding loss on available-for-sale securities	—	—	—	—	(338)	—	(338)
Foreign currency translation adjustment	—	—	—	—	(5,671)	—	(5,671)
Net loss	—	—	—	—	—	(85,260)	(85,260)
Balance at March 31, 2022	280,133,856	$2,809	$2,617,935	$83	$(1,028)	$(2,381,182)	$238,617

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	262,063,461	$2,650	$2,308,578	$12,387	$8,227	$(2,045,462)	$286,380
Stock options exercised, net	488,111	4	4,157	—	—	—	4,161
Vesting of restricted stock units, net of taxes	897,063	—	(14,194)	—	—	—	(14,194)
Stock-based compensation	—	—	20,354	—	—	—	20,354
Warrants exercised	2,554,999	26	31,591	(12,387)	—	—	19,230
Equity component of the convertible notes	4,084	—	21	—	—	—	21
Foreign currency translation adjustment	—	—	—	—	608	—	608
Net loss	—	—	—	—	—	(65,664)	(65,664)
Balance at March 31, 2021	266,007,718	$2,680	$2,350,507	$—	$8,835	$(2,111,126)	$250,896
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(85,260)	$(65,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	637	555
Depreciation and amortization	1,411	1,604
Stock-based compensation	30,651	20,354
Non-cash changes in the fair value of contingent consideration payable	(1,188)	471
Foreign currency remeasurement loss	673	2,846
Loss on impairment of assets	6,616	—
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	839
Inventories	1,812	741
Prepaid expenses and other current assets	3,332	7,669
Accounts payable, accrued expenses, and other current liabilities	(14,563)	(40,191)
Other non-current assets and liabilities	(1,436)	(1,578)
Net cash used in operating activities	$(58,315)	$(72,354)
Investing activities
Sale and redemption of marketable securities	108,328	163,680
Purchases of marketable securities	(49,244)	(76,247)
Capital expenditures	(871)	(868)
Net cash provided by investing activities	$58,213	$86,565
Financing activities
Payment of finance leases	(20)	(368)
Proceeds from warrants exercised	—	19,230
Purchase of vested restricted stock units, net of taxes	(8,993)	(14,194)
Proceeds from stock options exercised, net	859	4,161
Net cash (used in) provided by financing activities	$(8,154)	$8,829
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(3,377)	$(1,153)
Net (decrease) increase in cash, cash equivalents, and restricted cash at the end of the period	(11,633)	21,887
Cash, cash equivalents, and restricted cash at the beginning of period	249,456	166,162
Cash, cash equivalents, and restricted cash at the end of period	$237,823	$188,049
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$7,509	$7,513
Capital expenditures unpaid at the end of period	$72	$188
Cash paid for taxes	$456	$2,472
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
The lead biologics program of the Company's pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, two-component, potential best-in-class treatment for Pompe disease. In February 2019, the FDA granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease. In September 2021, the FDA set the Prescription Drug User Fee Act ("PDUFA") target action date of May 29, 2022 for the New Drug Application ("NDA") for miglustat and July 29, 2022 for the Biologics License Application ("BLA") for cipaglucosidase alfa. The EMA validated the Marketing Authorization Application (“MAA”) in the fourth quarter of 2021. On May 9, 2022, the FDA extended the review period for the NDA for miglustat and the BLA for cipaglucosidase alfa resulting in revised PDUFA action dates of August 29, 2022 and October 29, 2022, respectively.
The Company's operations have not been significantly impacted by the novel coronavirus (“COVID-19”) pandemic to date. The Company continued to observe increased lag times between patient identification and Galafold® initiation due to the resurgence of COVID-19 in certain markets. The Company has maintained operations in all geographies, secured its global supply chain for its commercial and clinical products, as well as maintained the operational integrity of its clinical trials, with minimal disruptions. Whether the Company will continue to operate without any significant disruptions will depend on the continued health of its employees, the ongoing demand for Galafold® and the continued operation of its global supply chain. The Company has continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of its global workforce. However, the Company's results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.
The Company had an accumulated deficit of $2.4 billion as of March 31, 2022 and anticipates incurring losses through the fiscal year ending December 31, 2022 and beyond. The Company has historically funded its operations through stock offerings, Galafold® revenues, debt issuances, collaborations, and other financing arrangements.
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
The accompanying unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company's financial statements and related notes as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For a complete description of the Company's accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Additionally, the Company assessed the impact COVID-19 pandemic has had on its operations and financial results as of March 31, 2022 and through the issuance of these financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses.
Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are reported within other comprehensive loss in the Company's Consolidated Statements of Comprehensive Loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations, or other observable inputs.
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
The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold®. The Company's accounts receivable at March 31, 2022 have arisen from product sales primarily in Europe and the U.S. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of March 31, 2022, the Company recorded an allowance for doubtful accounts of $0.2 million.
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
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset or asset group are compared to the carrying value of the asset to determine whether the asset or asset group's value is recoverable. If impairment is determined, the Company writes down the asset to its estimated fair value and records an impairment loss equal to the excess of the carrying value of the long-lived asset over its estimated fair value in the period at which such a determination is made.
During the three months ended March 31, 2022, in connection with the strategic prioritization of its gene therapy portfolio, the Company performed an assessment of its fixed assets. As a result, the Company recognized an impairment charge of $6.6 million.
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
The following table summarizes the Company's net product sales from Galafold® disaggregated by geographic area:

	Three Months Ended March 31,
(in thousands)	2022	2021
U.S.	$24,178	$20,853
Ex-U.S.	54,537	45,549
Total net product sales	$78,715	$66,402
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
Recent Accounting Developments
The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company's Consolidated Financial Statements or related disclosures.

3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of March 31, 2022, the Company held $233.3 million in cash and cash equivalents and $177.9 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive loss in the Company's Consolidated Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss, the Company would recognize an allowance and the corresponding credit loss would be included in earnings.
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

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of March 31, 2022
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$233,317	$—	$—	$233,317
Commercial paper	132,131	—	(311)	131,820
U.S. government agency bonds	35,229	—	(78)	35,151
Asset-backed securities	6,013	—	(15)	5,998
Corporate debt securities	4,514	—	(6)	4,508
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$411,605	$—	$(410)	$411,195
Included in cash and cash equivalents	$233,317	$—	$—	$233,317
Included in marketable securities	178,288	—	(410)	177,878
Total cash, cash equivalents, and marketable securities	$411,605	$—	$(410)	$411,195

	As of December 31, 2021
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$245,197	$—	$—	$245,197
Commercial paper	174,578	7	(54)	174,531
Corporate debt securities	32,322	—	(11)	32,311
Asset-backed securities	30,070	—	(14)	30,056
Money market	350	—	—	350
Certificate of deposit	51	—	—	51
	$482,568	$7	$(79)	$482,496
Included in cash and cash equivalents	$245,197	$—	$—	$245,197
Included in marketable securities	237,371	7	(79)	237,299
Total cash, cash equivalents, and marketable securities	$482,568	$7	$(79)	$482,496
For both the three months ended March 31, 2022 and the fiscal year ended December 31, 2021, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of March 31, 2022 and December 31, 2021 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive (loss) gain. The fair value of these marketable securities in unrealized loss positions was $173.5 million and $173.4 million as of March 31, 2022 and December 31, 2021, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	As of March 31,
(in thousands)	2022	2021
Cash and cash equivalents	$233,317	$184,833
Restricted cash	4,506	3,216
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$237,823	$188,049

4. Inventories
Inventories consist of raw materials, work-in-process, and finished goods related to the manufacture of Galafold®. The following table summarizes the components of inventories:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$12,504	$12,289
Work-in-process	8,526	10,699
Finished goods	3,294	3,830
Total inventories	$24,324	$26,818
The Company recorded a reserve for inventory of $1.2 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively.
5. Debt
The Company's debt consists of the following:

(in thousands)	March 31, 2022	December 31, 2021
Senior Secured Term Loan due 2026:
Principal	$400,000	$400,000
Less: debt discount (1)	(5,710)	(6,074)
Less: deferred financing (1)	(4,296)	(4,569)
Net carrying value of Long-term debt	$389,994	$389,357
______________________________
(1) Included in the Consolidated Balance Sheets within long-term debt and amortized to interest expense over the remaining life of the Senior Secured Term Loan using the effective interest rate method.
Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
(in thousands)	2022	2021
Contractual interest expense	$7,500	$7,521
Amortization of debt discount	$364	$332
Amortization of deferred financing	$273	$223

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

Stock Option Grants
The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected stock price volatility	62.3%	66.7%
Risk free interest rate	1.5%	0.4%
Expected life of options (years)	5.3	5.4
Expected annual dividend per share	$—	$—
 A summary of the Company's stock options for the three months ended March 31, 2022 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2021	14,731	$11.08
Granted	4,892	$11.89
Exercised	(149)	$6.00
Forfeited	(127)	$12.57
Expired	(43)	$11.74
Options outstanding, March 31, 2022	19,304	$11.31	7.1	$12.3
Vested and unvested expected to vest, March 31, 2022	17,174	$11.16	6.8	$12.2
Exercisable at March 31, 2022	9,932	$10.20	5.1	$12.0
As of March 31, 2022, the total unrecognized compensation cost related to non-vested stock options granted was $42.3 million and is expected to be recognized over a weighted average period of three years.
Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2021	7,341	$13.90
Granted	4,633	$12.12
Vested	(1,538)	$12.70
Forfeited	(85)	$12.57
Non-vested units as of March 31, 2022	10,351	$13.16	2.7	$98.0
All non-vested units are expected to vest over their normal term. As of March 31, 2022, there was $73.0 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of three years.

Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Consolidated Statements of Operations related to the equity awards:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development expense	$9,365	$6,305
Selling, general, and administrative expense	21,286	14,049
Total equity compensation expense	$30,651	$20,354

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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of March 31, 2022 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$131,820	$131,820
U.S. government agency bonds	35,151	35,151
Asset-backed securities	5,998	5,998
Money market	5,755	5,755
Corporate debt securities	4,508	4,508
	$183,232	$183,232

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$19,151	$19,151
Deferred compensation plan liability	5,405	—	5,405
	$5,405	$19,151	$24,556

A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2021 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
Corporate debt securities	$174,531	$174,531
Commercial paper	32,311	32,311
Asset-backed securities	30,056	30,056
Money market funds	5,150	5,150
	$242,048	$242,048

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$20,339	$20,339
Deferred compensation plan liability	4,800	—	4,800
	$4,800	$20,339	$25,139
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
The Company did not have any Level 3 assets as of March 31, 2022 or December 31, 2021.
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

The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB200 Pompe disease program:

Contingent Consideration Liability	Fair Value as of March 31, 2022	Valuation Technique	Unobservable Input	Range
	(in thousands)

			Discount rate	7.5%

Clinical and regulatory milestones	$19,151	Probability weighted discounted cash flow	Probability of achievement of milestones	75% - 88%

			Projected year of payments	2022 - 2023
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
The following table shows the change in the balance of contingent consideration payable for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance, beginning of the period	$20,339	$25,825
Changes in fair value during the period, included in the Consolidated Statements of Operations	(1,188)	471
Balance, end of the period (1)	$19,151	$26,296
______________________________
(1) As certain milestones are expected to be reached within the next twelve months, the March 31, 2022 balance was recorded as a current liability in the Consolidated Balance Sheets.

8. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Numerator:
Net loss attributable to common stockholders	$(85,260)	$(65,664)
Denominator:
Weighted average common shares outstanding — basic and diluted	288,481,741	264,369,317
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of March 31,
(in thousands)	2022	2021
Options to purchase common stock	19,304	15,084
Unvested restricted stock units	10,351	7,466
Convertible notes	—	458
Total number of potentially issuable shares	29,655	23,008

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Quarterly Report on Form 10-Q entitled “Special Note Regarding Forward-Looking Statements”. Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 entitled “Risk Factors”.
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
The lead biologics program of our pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, two-component, potential best-in-class treatment for Pompe disease. In February 2019, the FDA granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease. In September 2021, the FDA set the Prescription Drug User Fee Act ("PDUFA") target action date of May 29, 2022 for the New Drug Application ("NDA") for miglustat and July 29, 2022 for the Biologics License Application ("BLA") for cipaglucosidase alfa. The EMA validated the Marketing Authorization Application (“MAA”) in the fourth quarter of 2021. On May 9, 2022, the FDA extended the review period for the NDA for miglustat and the BLA for cipaglucosidase alfa resulting in revised PDUFA action dates of August 29, 2022 and October 29, 2022, respectively.
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
Our operations have not been significantly impacted by the novel coronavirus (“COVID-19”) pandemic thus far. The Company continued to observe increased lag times between patient identification and Galafold® initiation due to the resurgence of COVID-19 in certain markets. We have maintained operations in all geographies, secured our global supply chain for our commercial and clinical products, as well as maintained the operational integrity of our clinical trials, with minimum disruptions. Our ability to continue to operate without any significant disruptions will depend on the continued health of our employees, the ongoing demand for Galafold® and the continued operation of our global supply chain. We have continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of our global workforce. However, our results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.
Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the three months ended March 31, 2022, Galafold® revenue totaled $78.7 million, an increase of $12.3 million compared to the same period in the prior year. We continue to see strong commercial momentum and expansion into additional geographies. In countries where we have been operating the longest, we see an increasing proportion of previously untreated patients come onto Galafold®. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.
•Pompe disease clinical program milestones. In February 2021, we reported topline results from the Phase 3 study of AT-GAA (ATB200-03, also known as "PROPEL"). In June 2021, the MHRA granted AT-GAA a positive scientific opinion through the Early Access to Medicines Scheme ("EAMS") which permits eligible adults living with late-onset Pompe disease ("LOPD") who have received alglucosidase alfa for at least 2 years to switch to AT-GAA prior to marketing authorization in the U.K. We completed the submission of the rolling BLA and NDA to the FDA, which was accepted for review in September 2021, and in the fourth quarter of 2021, the MAA was submitted and validated by the EMA. In March 2022, we announced positive long-term data from our ongoing phase 1/2 clinical study. Study participants treated with AT-GAA for up to 36 months demonstrated persistent and durable effects on six-minute walk test distance and measures of motor function and muscle strength, stability, or increase in forced vital capacity, and reductions in biomarkers of muscle damage and disease substrate.
•Pipeline advancement and growth. We are leveraging our global capabilities to develop and broaden our lead franchises in Fabry and Pompe disease, with focused discovery work on next generation therapies and novel platform technologies.
•Manufacturing. We have managed our clinical and commercial supply chains during the COVID-19 pandemic such that as of the date hereof we have not experienced supply impacts. We have been able to continue to meet required commercial demand for Galafold® as well as supply our ongoing Pompe disease clinical studies and access programs including EAMS without interruption. We have secured supply for our continued needs for the Pompe disease program through a long-term supply agreement with Wuxi Biologics. The agreement allows for the continuous manufacture of our biologic to support future clinical needs and our anticipated commercial requirements should we garner regulatory approvals as planned. We have contracts in place to supply miglustat, our small molecule component of AT-GAA, to support both clinical and future commercial requirements.
•Financial strength. Total cash, cash equivalents, and marketable securities as of March 31, 2022 was $411.2 million. Based on the current operating model, we believe that the current cash position, which includes expected revenues, is sufficient to fund our operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
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
In early 2022, we announced the issuance of six additional patents, including the new U.S. Composition of Matter patent, for the Galafold® intellectual property. Galafold® now has 35 issued patents, 18 of which provide protection through 2038.
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
In February 2021, we reported topline results from the Phase 3 PROPEL study. Of the Pompe disease patients enrolled, 77% were being treated with alglucosidase alfa (n=95) immediately prior to enrollment (“Switch”) and 23% had never been treated with any ERT (n=28) (“Naïve”). Nearly all patients from the PROPEL study continue to be treated with AT-GAA in the extension clinical study. The clinical data from the PROPEL study, the extension study as well as the Phase 1/2 study were included in the AT-GAA submissions to the FDA and the EMA.
In March 2022, we announced positive long-term data from our ongoing phase 1/2 clinical study. Study participants treated with AT-GAA for up to 36 months demonstrated persistent and durable effects on six-minute walk test distance and measures of motor function and muscle strength, stability, or increase in forced vital capacity, and reductions in biomarkers of muscle damage and disease substrate.
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
CDKL5 Deficiency Disorder
We are researching a potential first-in-class genetic medicine for CDKL5 deficiency disorder consisting of a CDKL5 protein engineered for cross correction, delivered as either a protein replacement or as a gene therapy through our collaboration with Penn. We are collaborating with the LouLou Foundation to assess the natural history of the disease to identify endpoints for potential use in future studies.
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

Consolidated Results of Operations
Three Months Ended March 31, 2022 compared to March 31, 2021
The following table provides selected financial information for the Company:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Net product sales	$78,715	$66,402	$12,313
Cost of goods sold	7,582	6,539	1,043
Cost of goods sold as a percentage of net product sales	9.6%	9.8%	(0.2)%
Operating expenses:
Research and development	81,517	64,117	17,400
Selling, general, and administrative	58,116	46,726	11,390
Changes in fair value of contingent consideration payable	(1,188)	471	(1,659)
Loss on impairment of assets	6,616	—	6,616
Depreciation and amortization	1,411	1,604	(193)
Other (expense) income:
Interest income	133	165	(32)
Interest expense	(8,147)	(7,992)	(155)
Other income (expense)	1,902	(3,200)	5,102
Income tax expense	(3,809)	(1,582)	(2,227)
Net loss attributable to common stockholders	$(85,260)	$(65,664)	$(19,596)
Net Product Sales. Net product sales increased $12.3 million during the three months ended March 31, 2022 compared to the same period in the prior year. The increase was primarily due to continued growth in the U.S., Europe and Japan markets.
Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Three Months Ended March 31,
Projects	2022	2021
Third party direct project expenses
Galafold® (Fabry Disease)	$3,620	$2,227
AT-GAA (Pompe Disease)	26,978	21,114
Gene therapy programs	17,692	13,816
Pre-clinical and other programs	93	68
Total third-party direct project expenses	48,383	37,225
Other project costs
Personnel costs	25,675	20,179
Other costs	7,459	6,713
Total other project costs	33,134	26,892
Total research and development costs	$81,517	$64,117
The $17.4 million increase in research and development costs was primarily due to an increase in the Pompe disease program associated with the timing of manufacturing costs, an increase in gene therapy programs primarily due to contract exit costs related to the strategic prioritization of our gene therapy portfolio, and an increase in personnel costs primarily due to share-based compensation.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $11.4 million, primarily driven by share-based compensation and increased marketing expenses.

Loss on Impairment of Assets. In connection with the strategic prioritization of our gene therapy portfolio, the Company performed an assessment of its assets and recognized a $6.6 million loss on impairment of assets.
Other Income (Expense). The $5.1 million variance was primarily driven by foreign exchange gains in the remeasurement of our intercompany transactions.
Income Tax Expense. The income tax expense for the three months ended March 31, 2022 was $3.8 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distribution of pre-tax earnings among the many jurisdictions in which we operate.
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
Cash Flow Discussion
As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $411.2 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the three months ended March 31, 2022 was $58.3 million. The components of net cash used in operations included the net loss for the three months ended March 31, 2022 of $85.3 million and an overall decrease in cash from changes in operating assets and liabilities of $11.9 million. The changes in operating assets and liabilities were primarily related to the payment of contract manufacturing and annual performance bonus. This was partially offset by $30.7 million of stock compensation and $8.1 million of other non-cash adjustments.
Net cash used in operations for the three months ended March 31, 2021 was $72.4 million. The components of net cash used in operations included the net loss for the three months ended March 31, 2021 of $65.7 million and an overall decrease in cash from changes in operating assets and liabilities of $32.5 million, mainly related to the timing of contract manufacturing and research costs. This was partially offset by $20.4 million of stock compensation and $5.5 million of other non-cash adjustments.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2022 was $58.2 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $108.3 million for the sale and redemption of marketable securities, partially offset by $49.2 million for the purchase of marketable securities and $0.9 million for capital expenditures.
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
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 was $8.2 million. Net cash used in financing activities primarily reflects the purchase of vested restricted stock units of $9.0 million, partially offset by $0.9 million of proceeds from the exercise of stock options.

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

While we continue to generate revenue from product sales, in the absence of additional funding, we expect our continuing operating losses to result in increases in our net cash used over the next several quarters and years. We may seek additional funding through public or private financings of debt or equity. Based on our current operating model, we believe that the current cash position, which includes expected revenues, is sufficient to fund our operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
Financial Uncertainties Related to Potential Future Payments
Milestone Payments / Royalties
Callidus - In connection with our acquisition of Callidus in 2013, we agreed to pay up to an additional $35 million in connection with the achievement of certain clinical milestones and up to $80 million in connection with the achievement of certain regulatory approval milestones. As of March 31, 2022, $20 million and $68 million remain outstanding, respectively. Refer to “— Note 7. Assets and Liabilities Measured at Fair Value,” to the Consolidated Financial Statements.
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
University of Pennsylvania - Under our collaboration agreement with the University of Pennsylvania ("Penn"), Penn is eligible to receive certain milestone, royalty, and discovery research payments with respect to licensed products for each indication. Milestone payments are payable following the achievement of certain development and commercial milestone events in each indication, up to an aggregate of $88.0 million per indication. Royalty payments are based on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis. We provide $10.0 million each year during the five-year agreement to fund the discovery research program, of which two years of payments remain outstanding.
GlaxoSmithKline - In July 2012, as amended in November 2013, we entered into an agreement with GlaxoSmithKline ("GSK"), pursuant to which we obtained global rights to develop and commercialize Galafold® as a monotherapy and in combination with ERT for Fabry disease (“Collaboration Agreement”). Under the terms of the Collaboration Agreement, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S.
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
There were no significant changes during the three months ended March 31, 2022 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. As of March 31, 2022, there have been no material changes to our market risks or to our management of such risks since December 31, 2021.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	774,065	$11.44	—	—
February 1, 2022 through February 28, 2022	9,540	$9.03	—	—
March 1, 2022 through March 31, 2022	14,306	$9.91	—	—
Total	797,911	$11.38	—	—
______________________________
(1) Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock units

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Termination Agreement, dated as of February 23, 2022, by and between ARYA Sciences Acquisition Corp IV and the Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 24, 2022)

10.2	Employment Agreement, dated February 23, 2022, by and between the Company and John F. Crowley (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 24, 2022)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date:	May 10, 2022	By:	/s/ John F. Crowley
John F. Crowley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Daphne Quimi
Daphne Quimi
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)