Form 10-Q
period 2022-06-30
AMICUS THERAPEUTICS, INC.
filed 2022-08-04
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of July 27, 2022 was 280,498,461 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended June 30, 2022

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
•our ability to successfully commercialize Galafold® (also referred to as "migalastat HCl") and, if our regulatory applications are approved, AT-GAA;
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold® and AT-GAA;
•our ability to obtain reimbursement for Galafold® and, if our regulatory applications are approved, AT-GAA;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold®, and, if approved and applicable, AT-GAA;
•our ability to obtain market acceptance of Galafold® and, if our regulatory applications are approved, AT-GAA;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$235,639	$245,197
Investments in marketable securities	151,202	237,299
Accounts receivable	52,556	52,672
Inventories	20,879	26,818
Prepaid expenses and other current assets	37,367	34,848
Total current assets	497,643	596,834
Operating lease right-of-use assets, net	30,447	20,586
Property and equipment, less accumulated depreciation of $22,188 and $19,882 at June 30, 2022 and December 31, 2021, respectively	33,657	42,496
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	18,045	24,427
Total Assets	$800,589	$905,140
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,113	$21,513
Accrued expenses and other current liabilities	114,703	98,153
Contingent consideration payable	19,266	18,900
Operating lease liabilities	7,543	7,409
Total current liabilities	164,625	145,975
Long-term debt	390,652	389,357
Operating lease liabilities	52,844	43,363
Deferred reimbursements	5,906	5,906
Deferred income taxes	4,930	4,930
Other non-current liabilities	8,207	8,240
Total liabilities	627,164	597,771
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 280,456,667 and 278,912,800 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,811	2,808
Additional paid-in capital	2,631,110	2,595,419
Accumulated other comprehensive (loss) gain:
Foreign currency translation adjustment	(16,603)	5,251
Unrealized loss on available-for-sale securities	(637)	(270)
Warrants	83	83
Accumulated deficit	(2,443,339)	(2,295,922)
Total stockholders’ equity	173,425	307,369
Total Liabilities and Stockholders’ Equity	$800,589	$905,140
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net product sales	$80,731	$77,413	$159,446	$143,815
Cost of goods sold	8,197	8,380	15,779	14,919
Gross profit	72,534	69,033	143,667	128,896
Operating expenses:
Research and development	78,319	63,003	159,836	127,120
Selling, general, and administrative	53,379	42,276	111,495	89,002
Changes in fair value of contingent consideration payable	115	1,021	(1,073)	1,492
Loss on impairment of assets	—	—	6,616	—
Depreciation and amortization	1,334	1,567	2,745	3,171
Total operating expenses	133,147	107,867	279,619	220,785
Loss from operations	(60,613)	(38,834)	(135,952)	(91,889)
Other (expense) income:
Interest income	356	50	489	215
Interest expense	(8,257)	(8,150)	(16,404)	(16,142)
Other income	7,268	234	9,170	(2,966)
Loss before income tax	(61,246)	(46,700)	(142,697)	(110,782)
Income tax expense	(911)	(4,525)	(4,720)	(6,107)
Net loss attributable to common stockholders	$(62,157)	$(51,225)	$(147,417)	$(116,889)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.21)	$(0.19)	$(0.51)	$(0.44)
Weighted-average common shares outstanding — basic and diluted	291,970,562	266,398,516	288,646,587	265,384,865

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(62,157)	$(51,225)	$(147,417)	$(116,889)
Other comprehensive (loss) gain:
Foreign currency translation adjustment (loss) gain	$(16,183)	$235	$(21,854)	$843
Unrealized (loss) gain on available-for-sale securities	$(29)	$12	$(367)	$12
Other comprehensive (loss) gain	$(16,212)	$247	$(22,221)	$855
Comprehensive loss	$(78,369)	$(50,978)	$(169,638)	$(116,034)
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended June 30, 2022

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	280,133,856	$2,809	$2,617,935	$83	$(1,028)	$(2,381,182)	$238,617
Stock options exercised, net	189,256	2	997	—	—	—	999
Vesting of restricted stock units, net of taxes	133,555	—	(285)	—	—	—	(285)
Stock-based compensation	—	—	12,463	—	—	—	12,463
Unrealized holding loss on available-for-sale securities	—	—	—	—	(29)	—	(29)
Foreign currency translation adjustment	—	—	—	—	(16,183)	—	(16,183)
Net loss	—	—	—	—	—	(62,157)	(62,157)
Balance at June 30, 2022	280,456,667	$2,811	$2,631,110	$83	$(17,240)	$(2,443,339)	$173,425

Six Months Ended June 30, 2022

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	278,912,800	$2,808	$2,595,419	$83	$4,981	$(2,295,922)	$307,369
Stock options exercised, net	334,705	3	1,855	—	—	—	1,858
Vesting of restricted stock units, net of taxes	1,209,162	—	(9,278)	—	—	—	(9,278)
Stock-based compensation	—	—	43,114	—	—	—	43,114
Unrealized holding loss on available-for-sale securities	—	—	—	—	(367)	—	(367)
Foreign currency translation adjustment	—	—	—	—	(21,854)	—	(21,854)
Net loss	—	—	—	—	—	(147,417)	(147,417)
Balance at June 30, 2022	280,456,667	$2,811	$2,631,110	$83	$(17,240)	$(2,443,339)	$173,425

Three Months Ended June 30, 2021

	Common Stock		Additional Paid-In Capital	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	266,007,718	$2,680	$2,350,507	$8,835	$(2,111,126)	$250,896
Stock options exercised, net	434,551	5	2,495	—	—	2,500
Vesting of restricted stock units, net of taxes	90,267	—	(244)	—	—	(244)
Stock-based compensation	—	—	11,736	—	—	11,736
Unrealized holding gain on available-for-sale securities	—	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	235	—	235
Net loss	—	—	—	—	(51,225)	(51,225)
Balance at June 30, 2021	266,532,536	$2,685	$2,364,494	$9,082	$(2,162,351)	$213,910

Six Months Ended June 30, 2021

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	262,063,461	$2,650	$2,308,578	$12,387	$8,227	$(2,045,462)	$286,380
Stock options exercised, net	922,662	9	6,652	—	—	—	6,661
Vesting of restricted stock units, net of taxes	987,330	—	(14,438)	—	—	—	(14,438)
Stock-based compensation	—	—	32,090	—	—	—	32,090
Warrants exercised	2,554,999	26	31,591	(12,387)	—	—	19,230
Equity component of the convertible notes	4,084	—	21	—	—	—	21
Unrealized holding gain on available-for-sale securities	—	—	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	—	843	—	843
Net loss	—	—	—	—	—	(116,889)	(116,889)
Balance at June 30, 2021	266,532,536	$2,685	$2,364,494	$—	$9,082	$(2,162,351)	$213,910

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(147,417)	$(116,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	1,295	1,200
Depreciation and amortization	2,745	3,171
Stock-based compensation	43,114	32,090
Non-cash changes in the fair value of contingent consideration payable	(1,073)	1,492
Foreign currency remeasurement loss	353	3,235
Asset impairment charges and other asset write-offs	12,265	—
Changes in operating assets and liabilities:
Accounts receivable	(4,424)	(3,127)
Inventories	3,537	(4,445)
Prepaid expenses and other current assets	(4,481)	5,265
Accounts payable, accrued expenses, and other current liabilities	22,671	(28,485)
Other non-current assets and liabilities	(2,762)	(1,784)
Net cash used in operating activities	$(74,177)	$(108,277)
Investing activities
Sale and redemption of marketable securities	184,061	258,767
Purchases of marketable securities	(98,330)	(145,255)
Capital expenditures	(1,226)	(1,234)
Net cash provided by investing activities	$84,505	$112,278
Financing activities
Payment of finance leases	(41)	(389)
Proceeds from warrants exercised	—	19,230
Purchase of vested restricted stock units, net of taxes	(9,278)	(14,438)
Proceeds from stock options exercised, net	1,858	6,661
Net cash (used in) provided by financing activities	$(7,461)	$11,064
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(12,462)	$(1,439)
Net (decrease) increase in cash, cash equivalents, and restricted cash at the end of the period	(9,595)	13,626
Cash, cash equivalents, and restricted cash at the beginning of period	249,456	166,162
Cash, cash equivalents, and restricted cash at the end of period	$239,861	$179,788
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$15,108	$15,109
Cash paid for taxes	$710	$4,526
Capital expenditures unpaid at the end of period	$53	$191
Tenant improvements paid through lease incentives	$—	$67
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
1. Description of Business
Amicus Therapeutics, Inc. (the "Company") is a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. The Company has a portfolio of product opportunities including the first, oral monotherapy for Fabry disease that has achieved widespread global approval and a differentiated biologic for Pompe disease, that is under review with the U.S. Food and Drug Administration ("FDA") as well as the European Medicines Agency ("EMA"). The Company is committed to discovering and developing next generation therapies in Fabry and Pompe diseases.
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
The Company's operations have not been significantly impacted by the novel coronavirus (“COVID-19”) pandemic to date. The Company continued to observe increased lag time between patient identification and Galafold® initiation due to the continued prevalence of COVID-19 and its ongoing impact on access to treatment for people living with Fabry disease in certain markets. The Company has maintained operations in all geographies, secured its global supply chain for its commercial and clinical products, as well as maintained the operational integrity of its clinical trials, with minimal disruptions. Whether the Company will continue to operate without any significant disruptions will depend on the continued health of its employees, the ongoing demand for Galafold® and the continued operation of its global supply chain. The Company has continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of its global workforce. However, the Company's results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.
The Company had an accumulated deficit of $2.4 billion as of June 30, 2022 and anticipates incurring losses through the fiscal year ending December 31, 2022 and beyond. The Company has historically funded its operations through stock offerings, Galafold® revenues, debt issuances, collaborations, and other financing arrangements.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying unaudited Consolidated Financial Statements in accordance with the U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's interim financial information.
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
Additionally, the Company assessed the impact COVID-19 pandemic has had on its operations and financial results as of June 30, 2022 and through the issuance of these financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses.
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
The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold®. The Company's accounts receivable at June 30, 2022 have arisen from product sales primarily in Europe and the U.S. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of June 30, 2022, the Company recorded an allowance for doubtful accounts of $0.1 million.
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
During the six months ended June 30, 2022, in connection with the strategic prioritization of its gene therapy portfolio, the Company performed an assessment of its fixed assets. As a result, the Company recognized an impairment charge of $6.6 million.
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

The following table summarizes the Company's net product sales from Galafold® disaggregated by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
U.S.	$27,540	$23,678	$51,718	$44,531
Ex-U.S.	53,191	53,735	107,728	99,284
Total net product sales	$80,731	$77,413	$159,446	$143,815
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
In the second quarter of 2022, as part of the Company’s strategic prioritization of its gene therapy portfolio, the Company recorded a non-recurring $20.0 million liability associated with the expense of contractual obligations from which the Company will no longer receive further economic benefit. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is recognized at the cease-use date. This liability is presented as a component of accrued expenses and other current liabilities within the Company's Consolidated Balance Sheets.
Recent Accounting Developments
The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company's Consolidated Financial Statements or related disclosures.

3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of June 30, 2022, the Company held $235.6 million in cash and cash equivalents and $151.2 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive loss in the Company's Consolidated Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss, the Company would recognize an allowance and the corresponding credit loss would be included in earnings.
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

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of June 30, 2022
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$235,639	$—	$—	$235,639
Commercial paper	103,084	1	(239)	102,846
U.S. government agency bonds	45,157	—	(193)	44,964
Asset-backed securities	3,000	—	(9)	2,991
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$387,281	$1	$(441)	$386,841
Included in cash and cash equivalents	$235,639	$—	$—	$235,639
Included in marketable securities	151,642	1	(441)	151,202
Total cash, cash equivalents, and marketable securities	$387,281	$1	$(441)	$386,841

	As of December 31, 2021
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$245,197	$—	$—	$245,197
Commercial paper	174,578	7	(54)	174,531
Corporate debt securities	32,322	—	(11)	32,311
Asset-backed securities	30,070	—	(14)	30,056
Money market	350	—	—	350
Certificate of deposit	51	—	—	51
	$482,568	$7	$(79)	$482,496
Included in cash and cash equivalents	$245,197	$—	$—	$245,197
Included in marketable securities	237,371	7	(79)	237,299
Total cash, cash equivalents, and marketable securities	$482,568	$7	$(79)	$482,496
For both the six months ended June 30, 2022 and the fiscal year ended December 31, 2021, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of June 30, 2022 and December 31, 2021 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive (loss) gain. The fair value of these marketable securities in unrealized loss positions was $140.5 million and $173.4 million as of June 30, 2022 and December 31, 2021, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	As of June 30,
(in thousands)	2022	2021
Cash and cash equivalents	$235,639	$176,538
Restricted cash	4,222	3,250
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$239,861	$179,788

4. Inventories
Inventories consist of raw materials, work-in-process, and finished goods related to the manufacture of Galafold®. The following table summarizes the components of inventories:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$11,508	$12,289
Work-in-process	5,943	10,699
Finished goods	3,428	3,830
Total inventories	$20,879	$26,818
The Company recorded a reserve for inventory of $1.1 million as of both June 30, 2022 and December 31, 2021.
5. Debt
The Company's debt consists of the following:

(in thousands)	June 30, 2022	December 31, 2021
Senior Secured Term Loan due 2026:
Principal	$400,000	$400,000
Less: debt discount (1)	(5,334)	(6,074)
Less: deferred financing (1)	(4,014)	(4,569)
Net carrying value of Long-term debt	$390,652	$389,357
______________________________
(1) Included in the Consolidated Balance Sheets within long-term debt and amortized to interest expense over the remaining life of the Senior Secured Term Loan due 2026 using the effective interest rate method.
Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Contractual interest expense	$7,589	$7,604	$15,089	$15,125
Amortization of debt discount	$375	$383	$739	$720
Amortization of deferred financing	$283	$262	$556	$485

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

Stock Option Grants
The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected stock price volatility	61.3%	65.5%	62.2%	66.4%
Risk free interest rate	3.0%	0.7%	1.6%	0.5%
Expected life of options (years)	5.3	5.4	5.3	5.4
Expected annual dividend per share	$—	$—	$—	$—
 A summary of the Company's stock options for the six months ended June 30, 2022 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2021	14,731	$11.08
Granted	5,402	$11.55
Exercised	(339)	$5.60
Forfeited	(333)	$12.36
Expired	(178)	$11.98
Options outstanding, June 30, 2022	19,283	$11.28	7.0	$22.2
Vested and unvested expected to vest, June 30, 2022	17,589	$11.18	6.8	$21.5
Exercisable at June 30, 2022	10,377	$10.38	5.2	$18.3
As of June 30, 2022, the total unrecognized compensation cost related to non-vested stock options granted was $39.5 million and is expected to be recognized over a weighted average period of three years.
Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2021	7,341	$13.90
Granted	4,815	$11.97
Vested	(1,738)	$12.40
Forfeited	(252)	$12.10
Non-vested units as of June 30, 2022	10,166	$13.13	2.4	$109.2
All non-vested units are expected to vest over their normal term. As of June 30, 2022, there was $65.8 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.

Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Consolidated Statements of Operations related to the equity awards:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development expense	$4,379	$3,152	$13,744	$9,457
Selling, general, and administrative expense	8,084	8,584	29,370	22,633
Total equity compensation expense	$12,463	$11,736	$43,114	$32,090

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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of June 30, 2022 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$102,846	$102,846
U.S. government agency bonds	44,964	44,964
Asset-backed securities	2,991	2,991
Money market	5,362	5,362
	$156,163	$156,163

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$19,266	$19,266
Deferred compensation plan liability	4,977	—	4,977
	$4,977	$19,266	$24,243

A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2021 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$174,531	$174,531
Corporate debt securities	32,311	32,311
Asset-backed securities	30,056	30,056
Money market	5,150	5,150
	$242,048	$242,048

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$20,339	$20,339
Deferred compensation plan liability	4,800	—	4,800
	$4,800	$20,339	$25,139
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
The Company did not have any Level 3 assets as of June 30, 2022 or December 31, 2021.
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
The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB200 Pompe disease program:

Contingent Consideration Liability	Fair Value as of June 30, 2022	Valuation Technique	Unobservable Input	Range
	(in thousands)

			Discount rate	7.5%

Clinical and regulatory milestones	$19,266	Probability weighted discounted cash flow	Probability of achievement of milestones	75% - 88%

			Projected year of payments	2022 - 2023
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
The following table shows the change in the balance of contingent consideration payable for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of the period	$19,151	$26,296	$20,339	$25,825
Changes in fair value during the period, included in the Consolidated Statements of Operations	115	1,021	(1,073)	1,492
Balance, end of the period (1)	$19,266	$27,317	$19,266	$27,317
______________________________
(1) As certain milestones are expected to be reached within the next twelve months, the June 30, 2022 balance was recorded as a current liability in the Consolidated Balance Sheets.

8. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(62,157)	$(51,225)	$(147,417)	$(116,889)
Denominator:
Weighted average common shares outstanding — basic and diluted	291,970,562	266,398,516	288,646,587	265,384,865
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of June 30,
(in thousands)	2022	2021
Options to purchase common stock	19,283	14,962
Unvested restricted stock units	10,166	7,412
Convertible notes	—	458
Total number of potentially issuable shares	29,449	22,832

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
Our operations have not been significantly impacted by the novel coronavirus (“COVID-19”) pandemic thus far. The Company continued to observe increased lag time between patient identification and Galafold® initiation due to the continued prevalence of COVID-19 and its ongoing impact on access to treatment for people living with Fabry disease in certain markets. We have maintained operations in all geographies, secured our global supply chain for our commercial and clinical products, as well as maintained the operational integrity of our clinical trials, with minimum disruptions. Our ability to continue to operate without any significant disruptions will depend on the continued health of our employees, the ongoing demand for Galafold® and the continued operation of our global supply chain. We have continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of our global workforce. However, our results of operations in future periods may be negatively impacted by unknown future impacts from the COVID-19 pandemic.
Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the six months ended June 30, 2022, Galafold® revenue totaled $159.4 million, an increase of $15.6 million compared to the same period in the prior year. We continue to see strong commercial momentum and expansion into additional geographies. In countries where we have been operating the longest, we see an increasing proportion of previously untreated patients come onto Galafold®. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.
•Pompe disease clinical program milestones. In February 2021, we reported topline results from the Phase 3 study of AT-GAA (ATB200-03, also known as "PROPEL"). In June 2021, the MHRA granted AT-GAA a positive scientific opinion through the Early Access to Medicines Scheme ("EAMS") which permits eligible adults living with late-onset Pompe disease ("LOPD") who have received alglucosidase alfa for at least 2 years to switch to AT-GAA prior to marketing authorization in the U.K. We completed the submission of the rolling BLA and NDA to the FDA, which was accepted for review in September 2021, and in the fourth quarter of 2021, the MAA was submitted and validated by the EMA. In March 2022, we announced positive long-term data from our ongoing phase 1/2 clinical study. Study participants treated with AT-GAA for up to 36 months demonstrated persistent and durable effects on six-minute walk test distance and measures of motor function and muscle strength, stability, or increase in forced vital capacity, and reductions in biomarkers of muscle damage and disease substrate. In June 2022, the French National Agency for the Medicines and Health Products Safety granted the first reimbursed access to AT-GAA under their compassionate access program.
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
•Financial strength. Total cash, cash equivalents, and marketable securities as of June 30, 2022 was $386.8 million. Based on the current operating model, we believe that the current cash position, which includes expected revenues, is sufficient to fund our operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
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
The Galafold® U.S. patent portfolio encompasses 44 orange book listed patents, including 4 U.S. Composition of Matter patents, of which 27 provide protection through at least 2038.

Next Generation for Fabry Disease
We are committed to continued innovation for all people living with Fabry disease. Our pipeline includes a Fabry gene therapy and an academic research collaboration agreement with the University of Seville to explore next generation pharmacological chaperones for Fabry disease.
Novel ERT for Pompe Disease
We are leveraging our biologics capabilities to develop AT-GAA, a novel treatment paradigm for Pompe disease. AT-GAA consists of a uniquely engineered rhGAA enzyme, ATB200, or cipaglucosidase alfa, with an optimized carbohydrate structure to enhance lysosomal uptake, administered in combination with AT2221, or miglustat, that functions as an enzyme stabilizer. Miglustat binds to and stabilizes ATB200 preventing inactivation of rhGAA in circulation to improve the uptake of active enzyme in key disease-relevant tissues, resulting in increased clearance of accumulated substrate, ("glycogen"). Miglustat is not an active ingredient that contributes directly to glycogen reduction.
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

Consolidated Results of Operations
Three Months Ended June 30, 2022 compared to June 30, 2021
The following table provides selected financial information for the Company:

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Net product sales	$80,731	$77,413	$3,318
Cost of goods sold	8,197	8,380	(183)
Cost of goods sold as a percentage of net product sales	10.2%	10.8%	(0.6)%
Operating expenses:
Research and development	78,319	63,003	15,316
Selling, general, and administrative	53,379	42,276	11,103
Changes in fair value of contingent consideration payable	115	1,021	(906)
Depreciation and amortization	1,334	1,567	(233)
Other (expense) income:
Interest income	356	50	306
Interest expense	(8,257)	(8,150)	(107)
Other income	7,268	234	7,034
Income tax expense	(911)	(4,525)	3,614
Net loss attributable to common stockholders	$(62,157)	$(51,225)	$(10,932)
Net Product Sales. Net product sales increased $3.3 million during the three months ended June 30, 2022 compared to the same period in the prior year. The increase was primarily due to continued growth in the U.S., Europe and Japan markets, partially offset by the $6.7 million unfavorable impact of foreign currency exchange.
Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Three Months Ended June 30,
Projects	2022	2021
Third party direct project expenses
Galafold® (Fabry Disease)	$3,419	$1,375
AT-GAA (Pompe Disease)	21,585	23,840
Gene therapy programs	27,225	14,648
Pre-clinical and other programs	—	552
Total third-party direct project expenses	52,229	40,415
Other project costs
Personnel costs	18,152	15,986
Other costs	7,938	6,602
Total other project costs	26,090	22,588
Total research and development costs	$78,319	$63,003
The $15.3 million increase in research and development costs was primarily driven by the strategic prioritization of our gene therapy portfolio resulting in the non-recurring expense of a contractual obligation from which we will no longer receive further economic benefit. Additionally, personnel costs increased primarily due to share-based compensation.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $11.1 million, primarily driven by the strategic prioritization of our gene therapy portfolio that resulted in the write-off of cloud computing costs and software licensing fees.

Other Income. The $7.0 million variance was primarily related to foreign exchange gains caused by local currency remeasurement of U.S. dollar balances.
Income Tax Expense. The income tax expense for the three months ended June 30, 2022 was $0.9 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distribution of pre-tax earnings among the many jurisdictions in which we operate.
Six Months Ended June 30, 2022 compared to June 30, 2021
The following table provides selected financial information for the Company:

	Six Months Ended June 30, 2022
(in thousands)	2022	2021	Change
Net product sales	$159,446	$143,815	$15,631
Cost of goods sold	15,779	14,919	860
Cost of goods sold as a percentage of net product sales	9.9%	10.4%	(0.5)%
Operating expenses:
Research and development	159,836	127,120	32,716
Selling, general, and administrative	111,495	89,002	22,493
Changes in fair value of contingent consideration payable	(1,073)	1,492	(2,565)
Loss on impairment of assets	6,616	—	6,616
Depreciation and amortization	2,745	3,171	(426)
Other (expense) income:
Interest income	489	215	274
Interest expense	(16,404)	(16,142)	(262)
Other income (expense)	9,170	(2,966)	12,136
Income tax expense	(4,720)	(6,107)	1,387
Net loss attributable to common stockholders	$(147,417)	$(116,889)	$(30,528)
Net Product Sales. Net product sales increased $15.6 million during the six months ended June 30, 2022 compared to the same period in the prior year. The increase was primarily due to continued growth in the U.S., Europe and Japan markets, partially offset by the $9.9 million unfavorable impact of foreign currency exchange.
Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Six Months Ended June 30,
Projects	2022	2021
Third party direct project expenses
Galafold® (Fabry Disease)	$7,039	$3,602
AT-GAA (Pompe Disease)	48,563	44,954
Gene therapy programs	44,917	28,464
Pre-clinical and other programs	93	620
Total third-party direct project expenses	100,612	77,640
Other project costs
Personnel costs	43,827	36,165
Other costs	15,397	13,315
Total other project costs	59,224	49,480
Total research and development costs	$159,836	$127,120

The $32.7 million increase in research and development costs was primarily due to the strategic prioritization of our gene therapy portfolio resulting in the non-recurring expense of contractual obligations from which we will no longer receive further economic benefit, an increase in personnel costs primarily due to share-based compensation, an increase in the Pompe disease program associated with the timing of manufacturing costs, and an increase in clinical research costs in the Fabry disease program.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $22.5 million, primarily driven by the strategic prioritization of our gene therapy portfolio that resulted in the write-off of cloud computing costs and software licensing fees and an increase in share-based compensation and marketing expenses.
Loss on Impairment of Assets. In connection with the strategic prioritization of our gene therapy portfolio, the Company performed an assessment of its assets and recognized a $6.6 million loss on impairment of assets.
Other Income (Expense). The $12.1 million variance was primarily related to foreign exchange gains caused by local currency remeasurement of U.S. dollar balances.
Income Tax Expense. The income tax expense for the six months ended June 30, 2022 was $4.7 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distribution of pre-tax earnings among the many jurisdictions in which we operate.
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
Cash Flow Discussion
As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $386.8 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the six months ended June 30, 2022 was $74.2 million. The components of net cash used in operations included the net loss for the six months ended June 30, 2022 of $147.4 million offset by $43.1 million of stock compensation, $15.6 million of other non-cash adjustments, and a net increase in changes in operating assets and liabilities of $14.5 million. The changes in operating assets and liabilities were primarily due to an increase in accounts payable and accrued expenses of $22.7 million associated with the strategic prioritization of our gene therapy portfolio resulting in the non-recurring expense of contractual obligations from which we will no longer receive further economic benefit and tax accruals, offset by payments of contract manufacturing, third party research and development services, and annual performance bonus. The net cash used in operations was also impacted by an increase in accounts receivable of $4.4 million due to increased commercial sales of Galafold®.
Net cash used in operations for the six months ended June 30, 2021 was $108.3 million. The components of net cash used in operations included the net loss for the six months ended June 30, 2021 of $116.9 million and an overall decrease in cash from changes in operating assets and liabilities of $32.6 million, primarily related to the timing of contract manufacturing and research payments. This was partially offset by $32.1 million of stock compensation and $9.1 million of other non-cash adjustments.

Net Cash Provided by Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2022 was $84.5 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $184.1 million for the sale and redemption of marketable securities, partially offset by $98.3 million for the purchase of marketable securities and $1.2 million for capital expenditures.
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
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 was $7.5 million. Net cash used in financing activities primarily reflects the purchase of vested restricted stock units of $9.3 million, partially offset by $1.9 million of proceeds from the exercise of stock options.
Net cash provided by financing activities for the six months ended June 30, 2021 was $11.1 million. Net cash provided by financing activities primarily reflects $19.2 million from the exercise of the remaining outstanding warrants and $6.7 million from the exercise of stock options, partially offset by $14.4 million from the purchase of vested restricted stock units.
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
•our ability to successfully commercialize Galafold® (also referred to as "migalastat HCl") and, if our regulatory applications are approved, AT-GAA;
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold® and AT-GAA;
•our ability to obtain reimbursement for Galafold® and, if our regulatory applications are approved, AT-GAA;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold®, and, if approved and applicable, AT-GAA;
•our ability to obtain market acceptance of Galafold® and, if our regulatory applications are approved, AT-GAA;
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
Financial Uncertainties Related to Potential Future Payments
Milestone Payments / Royalties
Callidus - In connection with our acquisition of Callidus in 2013, we agreed to pay up to an additional $35 million in connection with the achievement of certain clinical milestones and up to $80 million in connection with the achievement of certain regulatory approval milestones. As of June 30, 2022, $20 million and $68 million remain outstanding, respectively. Refer to “— Note 7. Assets and Liabilities Measured at Fair Value,” to the Consolidated Financial Statements.
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
There were no significant changes during the six months ended June 30, 2022 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. As of June 30, 2022, there have been no material changes to our market risks or to our management of such risks since December 31, 2021.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2022 through April 30, 2022	6,588	$8.31	—	—
May 1, 2022 through May 31, 2022	23,164	$7.64	—	—
June 1, 2022 through June 30, 2022	11,060	$9.13	—	—
Total	40,812	$8.15	—	—
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

AMICUS THERAPEUTICS, INC.

Date:	August 4, 2022	By:	/s/ Bradley L. Campbell
Bradley L. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2022	By:	/s/ Daphne Quimi
Daphne Quimi
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)