Form 10-Q
period 2022-09-30
AMICUS THERAPEUTICS, INC.
filed 2022-11-07
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of October 25, 2022 was 280,945,247 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended September 30, 2022

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$277,592	$245,197
Investments in marketable securities	77,108	237,299
Accounts receivable	52,303	52,672
Inventories	13,272	26,818
Prepaid expenses and other current assets	38,264	34,848
Total current assets	458,539	596,834
Operating lease right-of-use assets, net	29,871	20,586
Property and equipment, less accumulated depreciation of $23,337 and $19,882 at September 30, 2022 and December 31, 2021, respectively	32,449	42,496
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	17,872	24,427
Total Assets	$759,528	$905,140
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,046	$21,513
Accrued expenses and other current liabilities	125,235	98,153
Contingent consideration payable	19,833	18,900
Operating lease liabilities	7,536	7,409
Total current liabilities	164,650	145,975
Long-term debt	391,319	389,357
Operating lease liabilities	52,012	43,363
Deferred reimbursements	5,906	5,906
Deferred income taxes	4,930	4,930
Other non-current liabilities	8,146	8,240
Total liabilities	626,963	597,771
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 280,887,136 and 278,912,800 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,813	2,808
Additional paid-in capital	2,645,372	2,595,419
Accumulated other comprehensive (loss) gain:
Foreign currency translation adjustment	(38,724)	5,251
Unrealized loss on available-for-sale securities	(354)	(270)
Warrants	83	83
Accumulated deficit	(2,476,625)	(2,295,922)
Total stockholders’ equity	132,565	307,369
Total Liabilities and Stockholders’ Equity	$759,528	$905,140
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net product sales	$81,691	$79,545	$241,137	$223,360
Cost of goods sold	13,436	11,696	29,215	26,615
Gross profit	68,255	67,849	211,922	196,745
Operating expenses:
Research and development	52,970	59,333	212,806	186,453
Selling, general, and administrative	47,272	46,107	158,767	135,109
Changes in fair value of contingent consideration payable	567	3,288	(506)	4,780
Loss on impairment of assets	—	—	6,616	—
Depreciation and amortization	1,286	1,520	4,031	4,691
Total operating expenses	102,095	110,248	381,714	331,033
Loss from operations	(33,840)	(42,399)	(169,792)	(134,288)
Other income (expense):
Interest income	563	108	1,052	323
Interest expense	(9,620)	(8,165)	(26,024)	(24,307)
Loss on extinguishment of debt	—	(257)	—	(257)
Other income (expense)	13,634	237	22,804	(2,729)
Loss before income tax	(29,263)	(50,476)	(171,960)	(161,258)
Income tax (expense) benefit	(4,023)	182	(8,743)	(5,925)
Net loss attributable to common stockholders	$(33,286)	$(50,294)	$(180,703)	$(167,183)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.12)	$(0.19)	$(0.63)	$(0.63)
Weighted-average common shares outstanding — basic and diluted	289,223,709	267,464,637	288,841,092	266,085,788

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(33,286)	$(50,294)	$(180,703)	$(167,183)
Other comprehensive loss:
Foreign currency translation adjustment loss	(22,121)	(2,638)	(43,975)	(1,795)
Unrealized gain (loss) on available-for-sale securities	283	(11)	(84)	1
Other comprehensive loss	(21,838)	(2,649)	(44,059)	(1,794)
Comprehensive loss	$(55,124)	$(52,943)	$(224,762)	$(168,977)
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended September 30, 2022

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	280,456,667	$2,811	$2,631,110	$83	$(17,240)	$(2,443,339)	$173,425
Stock options exercised, net	172,118	2	1,331	—	—	—	1,333
Vesting of restricted stock units, net of taxes	258,351	—	(1,841)	—	—	—	(1,841)
Stock-based compensation	—	—	14,772	—	—	—	14,772
Unrealized gain on available-for-sale securities	—	—	—	—	283	—	283
Foreign currency translation adjustment	—	—	—	—	(22,121)	—	(22,121)
Net loss	—	—	—	—	—	(33,286)	(33,286)
Balance at September 30, 2022	280,887,136	$2,813	$2,645,372	$83	$(39,078)	$(2,476,625)	$132,565

Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	278,912,800	$2,808	$2,595,419	$83	$4,981	$(2,295,922)	$307,369
Stock options exercised, net	506,823	5	3,186	—	—	—	3,191
Vesting of restricted stock units, net of taxes	1,467,513	—	(11,119)	—	—	—	(11,119)
Stock-based compensation	—	—	57,886	—	—	—	57,886
Unrealized loss on available-for-sale securities	—	—	—	—	(84)	—	(84)
Foreign currency translation adjustment	—	—	—	—	(43,975)	—	(43,975)
Net loss	—	—	—	—	—	(180,703)	(180,703)
Balance at September 30, 2022	280,887,136	$2,813	$2,645,372	$83	$(39,078)	$(2,476,625)	$132,565

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity (continued)
(Unaudited)
(in thousands, except share amounts)

Three Months Ended September 30, 2021

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	266,532,536	$2,685	$2,364,494	$—	$9,082	$(2,162,351)	$213,910
Stock options exercised, net	248,617	3	1,693	—	—	—	1,696
Vesting of restricted stock units, net of taxes	39,007	—	(262)	—	—	—	(262)
Stock-based compensation	—	—	11,841	—	—	—	11,841
Equity component of the convertible notes	468,272	5	2,635	—	—	—	2,640
Common stock issued from equity financing and pre-funded warrants	11,296,660	112	199,552	83	—	—	199,747
Unrealized loss on available-for-sale securities	—	—	—	—	(11)	—	(11)
Foreign currency translation adjustment	—	—	—	—	(2,638)	—	(2,638)
Net loss	—	—	—	—	—	(50,294)	(50,294)
Balance at September 30, 2021	278,585,092	$2,805	$2,579,953	$83	$6,433	$(2,212,645)	$376,629

Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	262,063,461	$2,650	$2,308,578	$12,387	$8,227	$(2,045,462)	$286,380
Stock options exercised, net	1,171,279	12	8,345	—	—	—	8,357
Vesting of restricted stock units, net of taxes	1,026,337	—	(14,700)	—	—	—	(14,700)
Stock-based compensation	—	—	43,931	—	—	—	43,931
Warrants exercised	2,554,999	26	31,591	(12,387)	—	—	19,230
Equity component of the convertible notes	472,356	5	2,656	—	—	—	2,661
Common stock issued from equity financing and pre-funded warrants	11,296,660	112	199,552	83	—	—	199,747
Unrealized gain on available-for-sale securities	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	(1,795)	—	(1,795)
Net loss	—	—	—	—	—	(167,183)	(167,183)
Balance at September 30, 2021	278,585,092	$2,805	$2,579,953	$83	$6,433	$(2,212,645)	$376,629

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(180,703)	$(167,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	1,963	1,852
Depreciation and amortization	4,031	4,691
Stock-based compensation	57,886	43,931
Loss on extinguishment of debt	—	257
Non-cash changes in the fair value of contingent consideration payable	(506)	4,780
Foreign currency remeasurement loss	2,828	4,247
Asset impairment charges and other asset write-offs	17,271	—
Changes in operating assets and liabilities:
Accounts receivable	(7,426)	(6,372)
Inventories	4,913	(3,022)
Prepaid expenses and other current assets	(5,583)	9,080
Accounts payable, accrued expenses, and other current liabilities	25,465	(22,068)
Other non-current assets and liabilities	(5,942)	(2,170)
Net cash used in operating activities	$(85,803)	$(131,977)
Investing activities
Sale and redemption of marketable securities	259,920	342,343
Purchases of marketable securities	(99,811)	(193,369)
Capital expenditures	(1,089)	(2,124)
Net cash provided by investing activities	$159,020	$146,850
Financing activities
Payment of finance leases	(92)	(460)
Proceeds from warrants exercised, net	—	19,230
Purchase of vested restricted stock units, net of taxes	(11,119)	(14,700)
Proceeds from issuance of common stock from equity financing and pre-funded warrants, net of issuance costs	—	199,750
Proceeds from stock options exercised, net	3,191	8,357
Net cash (used in) provided by financing activities	$(8,020)	$212,177
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(33,120)	$(4,141)
Net increase in cash, cash equivalents, and restricted cash at the end of the period	32,077	222,909
Cash, cash equivalents, and restricted cash at the beginning of period	249,456	166,162
Cash, cash equivalents, and restricted cash at the end of period	$281,533	$389,071
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$24,058	$22,788
Cash paid for taxes	$935	$9,854
Capital expenditures unpaid at the end of period	$53	$327
Tenant improvements paid through lease incentives	$—	$67
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
1. Description of Business
Amicus Therapeutics, Inc. (the "Company") is a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. The Company has a portfolio including the first, oral monotherapy for Fabry disease that has achieved widespread global approval and a differentiated biologic for Pompe disease, that is under review with the U.S. Food and Drug Administration ("FDA") as well as the European Medicines Agency ("EMA"). The Company is committed to discovering and developing next generation therapies in Fabry and Pompe diseases.
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
The lead biologics program of the Company's pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, two-component, potential best-in-class treatment for Pompe disease. In February 2019, the FDA granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease. In September 2021, the FDA set the Prescription Drug User Fee Act ("PDUFA") target action date of May 29, 2022 for the New Drug Application ("NDA") for miglustat and July 29, 2022 for the Biologics License Application ("BLA") for cipaglucosidase alfa. The EMA validated the Marketing Authorization Application (“MAA”) in the fourth quarter of 2021. On May 9, 2022, the FDA extended the review period for the NDA for miglustat and the BLA for cipaglucosidase alfa resulting in revised PDUFA action dates of August 29, 2022 and October 29, 2022, respectively. In October 2022, the FDA deferred action on the BLA for cipaglucosidase alfa, citing the inability to complete the manufacturing facility inspection prior to the PDUFA action date. The Company is actively engaged with the FDA on developing an inspection plan.
The Company continues to monitor the novel coronavirus (“COVID-19”) pandemic. The Company's commercial operations have not been significantly impacted by the COVID-19 pandemic to date. The Company continued to observe increased lag time between patient identification and Galafold® initiation due to the continued prevalence of COVID-19 and its ongoing impact on access to treatment for people living with Fabry disease in certain markets. The Company has maintained operations in all geographies, secured its global supply chain for its commercial and clinical products, as well as maintained the operational integrity of its clinical trials, with minimal disruptions. Whether the Company will continue to operate without any significant disruptions will depend on the continued health of its employees, the ongoing demand for Galafold® and the continued operation of its global supply chain. The Company has continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of its global workforce. In regard to the Company’s regulatory operations, the FDA deferred action on the pending BLA for cipaglucosidase alfa, as a facility inspection was necessary, however, could not be completed by the PDUFA action date due to COVID-19 related travel restrictions. Per FDA guidance relating to pre-approval inspections during the COVID-19 pandemic, receipt of a deferral action indicates no deficiencies have been identified and the application otherwise satisfies the requirements for approval.
The Company had an accumulated deficit of $2.5 billion as of September 30, 2022 and anticipates incurring losses through the fiscal year ending December 31, 2022 and beyond. The Company has historically funded its operations through stock offerings, Galafold® revenues, debt issuances, collaborations, and other financing arrangements.
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
Additionally, the Company assessed the impact of the COVID-19 pandemic has had on its operations and financial results as of September 30, 2022 and through the issuance of these financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses.
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
The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold®. The Company's accounts receivable at September 30, 2022 have arisen from product sales primarily in Europe, the U.S. and Japan. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of September 30, 2022, the Company recorded an allowance for doubtful accounts of $0.1 million.
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
During the nine months ended September 30, 2022, in connection with the strategic prioritization of its gene therapy portfolio, the Company performed an assessment of its fixed assets. As a result, the Company recognized an impairment charge of $6.6 million.
Revenue Recognition
The Company's net product sales consist primarily of sales of Galafold® for the treatment of Fabry disease. The Company has recorded revenue on sales where Galafold® is available either on a commercial basis or through a reimbursed early access program. Orders for Galafold® are generally received from distributors and pharmacies, with the ultimate payor often a government authority.
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

The following table summarizes the Company's net product sales disaggregated by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
U.S.	$30,222	$25,636	$81,940	$70,167
Ex-U.S.	51,469	53,909	159,197	153,193
Total net product sales	$81,691	$79,545	$241,137	$223,360
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
In the second quarter of 2022, as part of the Company’s strategic prioritization of its gene therapy portfolio, the Company recorded a non-recurring $20.0 million liability associated with the expense of contractual obligations from which the Company will no longer receive further economic benefit. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is recognized at the cease-use date. As of September 30, 2022, this liability is presented as a component of accrued expenses and other current liabilities within the Company's Consolidated Balance Sheets.
Recent Accounting Developments
The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company's Consolidated Financial Statements or related disclosures.

3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of September 30, 2022, the Company held $277.6 million in cash and cash equivalents and $77.1 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive loss in the Company's Consolidated Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss, the Company would recognize an allowance and the corresponding credit loss would be included in earnings.
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

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of September 30, 2022
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$277,592	$—	$—	$277,592
U.S. government agency bonds	40,042	—	(87)	39,955
Commercial paper	36,821	—	(69)	36,752
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$354,856	$—	$(156)	$354,700
Included in cash and cash equivalents	$277,592	$—	$—	$277,592
Included in marketable securities	77,264	—	(156)	77,108
Total cash, cash equivalents, and marketable securities	$354,856	$—	$(156)	$354,700

	As of December 31, 2021
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$245,197	$—	$—	$245,197
Commercial paper	174,578	7	(54)	174,531
Corporate debt securities	32,322	—	(11)	32,311
Asset-backed securities	30,070	—	(14)	30,056
Money market	350	—	—	350
Certificate of deposit	51	—	—	51
	$482,568	$7	$(79)	$482,496
Included in cash and cash equivalents	$245,197	$—	$—	$245,197
Included in marketable securities	237,371	7	(79)	237,299
Total cash, cash equivalents, and marketable securities	$482,568	$7	$(79)	$482,496
For both the nine months ended September 30, 2022 and the fiscal year ended December 31, 2021, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of September 30, 2022 and December 31, 2021 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive (loss) gain. The fair value of these marketable securities in unrealized loss positions was $76.7 million and $173.4 million as of September 30, 2022 and December 31, 2021, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	As of September 30,
(in thousands)	2022	2021
Cash and cash equivalents	$277,592	$385,903
Restricted cash	3,941	3,168
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$281,533	$389,071

4. Inventories
Inventories consist of raw materials, work-in-process, and finished goods related to the manufacture of Galafold®. The following table summarizes the components of inventories:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$6,075	$12,289
Work-in-process	2,617	10,699
Finished goods	4,580	3,830
Total inventories	$13,272	$26,818
The Company recorded a reserve for inventory of $0.2 million and $1.1 million as of September 30, 2022 and December 31, 2021, respectively.
5. Debt
The Company's debt consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
Senior Secured Term Loan due 2026:
Principal	$400,000	$400,000
Less: debt discount (1)	(4,954)	(6,074)
Less: deferred financing (1)	(3,727)	(4,569)
Net carrying value of Long-term debt	$391,319	$389,357
______________________________
(1) Included in the Consolidated Balance Sheets within long-term debt and amortized to interest expense over the remaining life of the Senior Secured Term Loan due 2026 using the effective interest rate method.
Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Contractual interest expense	$8,945	$7,681	$24,034	$22,806
Amortization of debt discount	$382	$383	$1,121	$1,098
Amortization of deferred financing	$286	$269	$842	$754

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

Stock Option Grants
The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected stock price volatility	61.0%	62.7%	62.2%	65.8%
Risk free interest rate	3.1%	0.8%	1.7%	0.5%
Expected life of options (years)	5.3	5.4	5.3	5.4
Expected annual dividend per share	$—	$—	$—	$—
 A summary of the Company's stock options for the nine months ended September 30, 2022 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2021	14,731	$11.08
Granted	5,644	$11.53
Exercised	(511)	$6.32
Forfeited	(435)	$12.59
Expired	(193)	$12.21
Options outstanding, September 30, 2022	19,236	$11.30	6.8	$18.9
Vested and unvested expected to vest, September 30, 2022	17,587	$11.20	6.6	$18.4
Exercisable at September 30, 2022	10,655	$10.49	5.1	$16.1
As of September 30, 2022, the total unrecognized compensation cost related to non-vested stock options granted was $35.5 million and is expected to be recognized over a weighted average period of three years.
Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2021	7,341	$13.90
Granted	4,998	$11.93
Vested	(2,144)	$12.50
Forfeited	(356)	$12.19
Non-vested units as of September 30, 2022	9,839	$13.06	2.3	$102.7
All non-vested units are expected to vest over their normal term. As of September 30, 2022, there was $58.2 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.

Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Consolidated Statements of Operations related to the equity awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development expense	$5,428	$3,775	$19,172	$13,232
Selling, general, and administrative expense	9,344	8,066	38,714	30,699
Total equity compensation expense	$14,772	$11,841	$57,886	$43,931

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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of September 30, 2022 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
U.S. government agency bonds	$39,955	$39,955
Commercial paper	36,753	36,753
Money market	5,352	5,352
	$82,060	$82,060

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$19,833	$19,833
Deferred compensation plan liability	5,002	—	5,002
	$5,002	$19,833	$24,835

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
The Company did not have any Level 3 assets as of September 30, 2022 or December 31, 2021.
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

The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB200 Pompe disease program:

Contingent Consideration Liability	Fair Value as of September 30, 2022	Valuation Technique	Unobservable Input	Range
	(in thousands)

			Discount rate	8.8%

Clinical and regulatory milestones	$19,833	Probability weighted discounted cash flow	Probability of achievement of milestones	80% - 88%

			Projected year of payments	2023
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
The following table shows the change in the balance of contingent consideration payable for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of the period	$19,266	$27,317	$20,339	$25,825
Changes in fair value during the period, included in the Consolidated Statements of Operations	567	3,288	(506)	4,780
Milestone payment payable in cash	—	(6,000)	—	(6,000)
Balance, end of the period (1)	$19,833	$24,605	$19,833	$24,605
______________________________
(1) As certain milestones are expected to be reached within the next twelve months, the September 30, 2022 balance was recorded as a current liability in the Consolidated Balance Sheets.

8. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(33,286)	$(50,294)	$(180,703)	$(167,183)
Denominator:
Weighted average common shares outstanding — basic and diluted	289,223,709	267,464,637	288,841,092	266,085,788
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of September 30,
(in thousands)	2022	2021
Options to purchase common stock	19,236	14,798
Unvested restricted stock units	9,839	7,540
Total number of potentially issuable shares	29,075	22,338

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
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We have a portfolio including the first, oral monotherapy for Fabry disease that has achieved widespread global approval and a differentiated biologic for Pompe disease that is under review with the U.S. Food and Drug Administration ("FDA") as well as the European Medicines Agency ("EMA"). We are committed to discovering and developing next generation therapies in Fabry and Pompe diseases.
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
The lead biologics program of our pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, two-component, potential best-in-class treatment for Pompe disease. In February 2019, the FDA granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease. In September 2021, the FDA set the Prescription Drug User Fee Act ("PDUFA") target action date of May 29, 2022 for the New Drug Application ("NDA") for miglustat and July 29, 2022 for the Biologics License Application ("BLA") for cipaglucosidase alfa. The EMA validated the Marketing Authorization Application (“MAA”) in the fourth quarter of 2021. On May 9, 2022, the FDA extended the review period for the NDA for miglustat and the BLA for cipaglucosidase alfa resulting in revised PDUFA action dates of August 29, 2022 and October 29, 2022, respectively. In October 2022, the FDA deferred action on the BLA for cipaglucosidase alfa, citing the inability to complete the manufacturing facility inspection prior to the PDUFA action date. We are actively engaged with the FDA on developing an inspection plan.
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
We continue to monitor the novel coronavirus ("COVID-19") pandemic. Our commercial operations have not been significantly impacted by the COVID-19 pandemic thus far. We continued to observe increased lag time between patient identification and Galafold® initiation due to the continued prevalence of COVID-19 and its ongoing impact on access to treatment for people living with Fabry disease in certain markets. We have maintained operations in all geographies, secured our global supply chain for our commercial and clinical products, as well as maintained the operational integrity of our clinical trials, with minimum disruptions. Our ability to continue to operate without any significant disruptions will depend on the continued health of our employees, the ongoing demand for Galafold® and the continued operation of our global supply chain. We have continued to provide uninterrupted access to medicines for those in need of treatment, while prioritizing the health and safety of our global workforce. In regard to our regulatory operations, the FDA deferred action on the pending BLA for cipaglucosidase alfa, as a facility inspection was necessary, however, could not be completed by the PDUFA action date due to COVID-19 related travel restrictions. Per FDA guidance relating to pre-approval inspections during the COVID-19 pandemic, receipt of a deferral action indicates no deficiencies have been identified and the application otherwise satisfies the requirements for approval.

Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the nine months ended September 30, 2022, Galafold® revenue totaled $241.1 million, an increase of $17.8 million compared to the same period in the prior year. We continue to see strong commercial momentum and expansion into additional geographies. In countries where we have been operating the longest, we see an increasing proportion of previously untreated patients come onto Galafold®. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.
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
•Financial strength. Total cash, cash equivalents, and marketable securities as of September 30, 2022 was $354.7 million. Based on the current operating model, we believe that the current cash position, which includes expected revenues, is sufficient to fund our operations and ongoing research programs to achieve self-sustainability. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
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
The Galafold® U.S. patent portfolio encompasses 46 Orange Book listed patents, including 5 composition-of-matter patents, of which 30 provide protection through at least 2038.

In the fourth quarter, we received Paragraph IV Certification Notice Letters from Teva Pharmaceuticals USA, Inc., Aurobindo Pharma Limited, and Lupin Limited in connection with Abbreviated New Drug Applications (“ANDA”) filed with the FDA requesting approval to market generic migalastat. We intend to file lawsuits against the ANDA filers within 45 days of the receipt of the Notice Letters and to vigorously enforce our Galafold® intellectual property rights.
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
In October 2022, we reported positive long-term data from our ongoing phase 1/2 clinical study. Study participants treated with AT-GAA for up to 48 months demonstrated persistent and durable effects on six-minute walk test distance and measures of motor function and muscle strength, stability, or increase in forced vital capacity, and reductions in biomarkers of muscle damage and disease substrate.
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

Consolidated Results of Operations
Three Months Ended September 30, 2022 compared to September 30, 2021
The following table provides selected financial information for the Company:

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Net product sales	$81,691	$79,545	$2,146
Cost of goods sold	13,436	11,696	1,740
Cost of goods sold as a percentage of net product sales	16.4%	14.7%	1.7%
Operating expenses:
Research and development	52,970	59,333	(6,363)
Selling, general, and administrative	47,272	46,107	1,165
Changes in fair value of contingent consideration payable	567	3,288	(2,721)
Depreciation and amortization	1,286	1,520	(234)
Other income (expense):
Interest income	563	108	455
Interest expense	(9,620)	(8,165)	(1,455)
Loss on extinguishment of debt	—	(257)	257
Other income	13,634	237	13,397
Income tax (expense) benefit	(4,023)	182	(4,205)
Net loss attributable to common stockholders	$(33,286)	$(50,294)	$17,008
Net Product Sales. Net product sales increased $2.1 million during the three months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily due to continued growth in the U.S., Europe and Japan markets, partially offset by the $8.6 million unfavorable impact of foreign currency exchange.
Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Three Months Ended September 30,
Projects	2022	2021
Third party direct project expenses
Galafold® (Fabry Disease)	$2,613	$2,804
AT-GAA (Pompe Disease)	24,052	22,875
Gene therapy programs	462	8,304
Pre-clinical and other programs	6	59
Total third-party direct project expenses	27,133	34,042
Other project costs
Personnel costs	18,691	17,749
Other costs	7,146	7,542
Total other project costs	25,837	25,291
Total research and development costs	$52,970	$59,333
The $6.4 million decrease in research and development costs was primarily driven by the strategic prioritization of our gene therapy portfolio, partially offset by increases in Pompe disease program spend associated with the timing of manufacturing costs.
Changes in Fair Value of Contingent Consideration Payable. Changes in fair value of contingent consideration payable decreased $2.7 million, primarily due to achievement of a regulatory milestone during the three months ended September 30, 2021.

Other Income. The $13.4 million variance was primarily related to foreign exchange gains caused by local currency remeasurement of U.S. dollar balances.
Income Tax Expense. The income tax expense for the three months ended September 30, 2022 was $4.0 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distribution of pre-tax earnings among the many jurisdictions in which we operate.
Nine Months Ended September 30, 2022 compared to September 30, 2021
The following table provides selected financial information for the Company:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Net product sales	$241,137	$223,360	$17,777
Cost of goods sold	29,215	26,615	2,600
Cost of goods sold as a percentage of net product sales	12.1%	11.9%	0.2%
Operating expenses:
Research and development	212,806	186,453	26,353
Selling, general, and administrative	158,767	135,109	23,658
Changes in fair value of contingent consideration payable	(506)	4,780	(5,286)
Loss on impairment of assets	6,616	—	6,616
Depreciation and amortization	4,031	4,691	(660)
Other income (expense):
Interest income	1,052	323	729
Interest expense	(26,024)	(24,307)	(1,717)
Loss on extinguishment of debt	—	(257)	257
Other income (expense)	22,804	(2,729)	25,533
Income tax expense	(8,743)	(5,925)	(2,818)
Net loss attributable to common stockholders	$(180,703)	$(167,183)	$(13,520)
Net Product Sales. Net product sales increased $17.8 million during the nine months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily due to continued growth in the U.S., Europe and Japan markets, partially offset by the $18.6 million unfavorable impact of foreign currency exchange.

Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Nine Months Ended September 30,
Projects	2022	2021
Third party direct project expenses
Galafold® (Fabry Disease)	$9,652	$6,406
AT-GAA (Pompe Disease)	72,615	67,829
Gene therapy programs	45,379	36,768
Pre-clinical and other programs	99	679
Total third-party direct project expenses	127,745	111,682
Other project costs
Personnel costs	62,518	53,914
Other costs	22,543	20,857
Total other project costs	85,061	74,771
Total research and development costs	$212,806	$186,453
The $26.4 million increase in research and development costs was primarily due to the strategic prioritization of our gene therapy portfolio resulting in the non-recurring expense of contractual obligations from which we will no longer receive further economic benefit, an increase in personnel costs primarily due to share-based compensation, an increase in the Pompe disease program associated with the timing of manufacturing costs, and an increase in clinical research costs in the Fabry disease program.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $23.7 million, primarily driven by the strategic prioritization of our gene therapy portfolio that resulted in the write-off of cloud computing costs and software licensing fees as well as increases in share-based compensation, marketing expenses and travel offset by reduction in third-party professional fees.
Changes in Fair Value of Contingent Consideration Payable. Changes in fair value of contingent consideration payable decreased $5.3 million, primarily due to achievement of a regulatory milestone during the nine months ended September 30, 2021 as well as changes to certain valuation inputs resulting from the strategic prioritization of our gene therapy portfolio during the nine months ended September 30, 2022.
Loss on Impairment of Assets. In connection with the strategic prioritization of our gene therapy portfolio, the Company performed an assessment of its assets and recognized a $6.6 million loss on impairment of assets.
Other Income (Expense). The $25.5 million variance was primarily related to foreign exchange gains caused by local currency remeasurement of U.S. dollar balances.
Income Tax Expense. The income tax expense for the nine months ended September 30, 2022 was $8.7 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distribution of pre-tax earnings among the many jurisdictions in which we operate.
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

Cash Flow Discussion
As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $354.7 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the nine months ended September 30, 2022 was $85.8 million. The components of net cash used in operations included the net loss for the nine months ended September 30, 2022 of $180.7 million offset by $57.9 million of stock compensation, $25.6 million of other non-cash adjustments, and a net increase in changes in operating assets and liabilities of $11.4 million. The changes in operating assets and liabilities were primarily due to an increase in accounts payable and accrued expenses of $25.5 million associated with the strategic prioritization of our gene therapy portfolio resulting in the non-recurring expense of contractual obligations from which we will no longer receive further economic benefit, as well as tax accruals and sales rebates, offset by payments of contract manufacturing, third party research and development services, and annual performance bonus. The net cash used in operations was also impacted by an increase in accounts receivable of $7.4 million due to increased commercial sales of Galafold®.
Net cash used in operations for the nine months ended September 30, 2021 was $132.0 million. The components of net cash used in operations included the net loss for the nine months ended September 30, 2021 of $167.2 million partially offset by $43.9 million of stock compensation and $15.8 million of other non-cash adjustments. There was a decrease in cash from changes in operating assets and liabilities of $24.6 million primarily related to a decrease in accounts payable and accrued expenses of $22.1 million, mainly related to the timing of contract manufacturing and research payments.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2022 was $159.0 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $259.9 million for the sale and redemption of marketable securities, partially offset by $99.8 million for the purchase of marketable securities and $1.1 million for capital expenditures.
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
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2022 was $8.0 million. Net cash used in financing activities primarily reflects the purchase of vested restricted stock units of $11.1 million, partially offset by $3.2 million of proceeds from the exercise of stock options.
Net cash provided by financing activities for the nine months ended September 30, 2021 was $212.2 million. Net cash provided by financing activities primarily reflects $199.8 million in net proceeds from the September 2021 private placement of securities, $19.2 million from the exercise of the remaining outstanding warrants and $8.4 million from the exercise of stock options, partially offset by $14.7 million from the purchase of vested restricted stock units.

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

Financial Uncertainties Related to Potential Future Payments
Milestone Payments / Royalties
Callidus - In connection with our acquisition of Callidus in 2013, we agreed to pay up to an additional $35 million in connection with the achievement of certain clinical milestones and up to $80 million in connection with the achievement of certain regulatory approval milestones. As of September 30, 2022, $20 million and $68 million remain outstanding, respectively. Refer to “— Note 7. Assets and Liabilities Measured at Fair Value,” to the Consolidated Financial Statements.
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
University of Pennsylvania - Under our collaboration agreement with the University of Pennsylvania ("Penn"), Penn is eligible to receive certain milestone, royalty, and discovery research payments with respect to licensed products for each indication. Milestone payments are payable following the achievement of certain development and commercial milestone events in each indication, up to an aggregate of $88 million per indication. Royalty payments are based on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis. We provide $10 million each year during the five-year agreement to fund the discovery research program.
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
There were no significant changes during the nine months ended September 30, 2022 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. As of September 30, 2022, there have been no material changes to our market risks or to our management of such risks since December 31, 2021.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2022 through July 31, 2022	7,813	$10.83	—	—
August 1, 2022 through August 31, 2022	119,605	$12.03	—	—
September 1, 2022 through September 30, 2022	24,715	$10.93	—	—
Total	152,133	$11.79	—	—
______________________________
(1) Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock units

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Employment Agreement, dated August 1, 2022, by and between the Company and Bradley L. Campbell (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2022

10.2
Employment Agreement, dated February 23, 2022, by and between the Company and John F. Crowley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2022)

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

AMICUS THERAPEUTICS, INC.

Date:	November 7, 2022	By:	/s/ Bradley L. Campbell
Bradley L. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2022	By:	/s/ Daphne Quimi
Daphne Quimi
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)