Form 10-K
period 2022-12-31
AMICUS THERAPEUTICS, INC.
filed 2023-03-01
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report .☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the 277,450,967 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on The NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2022) was $2,979,823,386. Shares of voting and non-voting stock held by executive officers, directors, and holders of more than 10% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 13, 2023 was 282,714,738 shares.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant's 2022 Annual Meeting of Stockholders which is to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

    We have filed applications to register certain trademarks in the United States and abroad, including AMICUS THERAPEUTICS and design, AMICUS ASSIST and design, CHART and design, AT THE FOREFRONT OF THERAPIES FOR RARE AND ORPHAN DISEASES, HEALING BEYOND DISEASE, OUR GOOD STUFF, and Galafold® and design.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
    This Annual Report on Form 10-K contains forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are all statements, other than statements of historical facts, that discuss our current expectation and projections relating to our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management. These statements may be preceded by, followed by or include the words "aim," "anticipate," "believe," "can," "could," "estimate," "expect," "forecast," "intend," "likely," "may," "might," "outlook," "plan," "potential," "predict," "project," "seek," "should," "will," "would," the negatives or plurals thereof, and other words and terms of similar meaning, although not all forward-looking statements contain these identifying words.
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
•the scope, progress, results and costs of clinical trials for our drug candidates;
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
•the estimates regarding the potential market opportunity for our product and product candidates, including AT-GAA;
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
•the impact of litigation that has been or may be brought against us or of litigation that we are pursuing or may pursue against others, including Hatch-Waxman litigation;
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

•the extent to which our business could be adversely impacted by the effects of the novel coronavirus ("COVID-19") outbreak, including actions by us, governments, our customers, our suppliers, or other third parties to control the spread of COVID-19, or by other health epidemics or pandemics;
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
•We may be unable to enter into agreements with third-party manufacturers, or unable to do so on acceptable terms.
•We rely on third parties to conduct certain preclinical activities and our clinical trials, who may not perform satisfactorily.
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
•We do not anticipate paying cash dividends so capital appreciation, if any, will be our stockholders sole source of gain.
•Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
•If we are unable to obtain and maintain sufficiently broad patent protection, our ability to successfully commercialize our technology and products may be adversely affected.
•We currently are and may become involved in lawsuits to protect or enforce our patents or other intellectual property.
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

PART I
Item 1.    BUSINESS
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We have a portfolio including the first, oral monotherapy for Fabry disease that has achieved widespread global approval and a differentiated biologic for Pompe disease that is under review with the U.S. Food and Drug Administration ("FDA"), the European Medicines Agency ("EMA"), and the United Kingdom ("U.K.") Medicines and Healthcare products Regulatory Agency ("MHRA"). We are committed to discovering and developing next generation therapies in Fabry and Pompe diseases.
The cornerstone of our portfolio is Galafold® (also referred to as "migalastat"), the first and only approved oral precision medicine for people living with Fabry disease who have amenable genetic variants. Migalastat is currently approved under the trade name Galafold® in the United States ("U.S."), European Union ("E.U."), U.K., and Japan, with multiple additional approvals granted and applications pending in several geographies around the world.
The lead biologics program of our pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, two-component, potential best-in-class treatment for Pompe disease. In February 2019, the FDA granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease. In September 2021, the FDA set the Prescription Drug User Fee Act ("PDUFA") target action date of May 29, 2022 for the New Drug Application ("NDA") for miglustat and July 29, 2022 for the Biologics License Application ("BLA") for cipaglucosidase alfa. The EMA validated the Marketing Authorization Application (“MAA”) in the fourth quarter of 2021. In May 2022, the FDA extended the review period for the NDA for miglustat and the BLA for cipaglucosidase alfa resulting in revised PDUFA action dates of August 29, 2022 and October 29, 2022, respectively. In October 2022, the FDA deferred action on the BLA for cipaglucosidase alfa, citing the inability to complete the manufacturing facility inspection prior to the PDUFA action date. We are actively engaged with the FDA and an inspection has been scheduled. In December 2022, the Committee for Medicinal Products for Human Use ("CHMP") of the EMA adopted a positive opinion recommending market authorization of cipaglucosidase alfa, or Pombiliti™. The regulatory submission process for AT-GAA in the U.K. was initiated in December 2022.
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
We continue to monitor the novel coronavirus ("COVID-19") pandemic. Our commercial operations have not been significantly impacted by the COVID-19 pandemic and we gradually continue to see an improvement in patient identification and Galafold® initiation. We have been able to continue to meet required commercial demand for Galafold® as well as supply our ongoing Pompe disease clinical studies and access programs including the Early Access to Medicines Scheme ("EAMS") without interruption. In regard to our regulatory operations, the FDA deferred action on the pending BLA for cipaglucosidase alfa, as a facility inspection was necessary, however, could not be completed by the PDUFA action date due to COVID-19 related travel restrictions. The facility inspection has subsequently been scheduled. Per FDA guidance relating to pre-approval inspections during the COVID-19 pandemic, receipt of a deferral action indicates no deficiencies have been identified and the application otherwise satisfies the requirements for approval.

Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the year ended December 31, 2022, Galafold® revenue was $329.0 million of consolidated revenue, which represented an increase of $23.5 million compared to the prior year. We continue to see strong commercial momentum and expansion into additional geographies. In countries where we have been operating the longest, we see an increasing proportion of previously untreated patients come onto Galafold® as compared to treatment experienced patients. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.
•Pompe disease program milestones. AT-GAA is under regulatory reviews in the U.S., E.U. and U.K., respectively. In December 2022, the CHMP of the EMA adopted a positive opinion recommending marketing authorization of Pombiliti™ (cipaglucosidase alfa), a long-term enzyme replacement therapy ("ERT") used in combination with miglustat for adults with late-onset Pompe disease ("LOPD"). Additionally, multiple expanded access mechanisms are in place around the globe, including in the U.S., U.K., Germany, France, Japan, and others.
•Pipeline advancement and growth. We are leveraging our global capabilities to develop and broaden our lead franchises in Fabry and Pompe disease, with focused discovery work on next generation therapies and novel platform technologies.
•Financial strength. Total cash, cash equivalents, and marketable securities as of December 31, 2022 was $293.6 million. Based on the current operating model, we believe that the current cash position, which includes expected revenues, is sufficient to fund our operations and ongoing research programs for at least the next 12 months. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
Our Commercial Product and Product Candidates
Galafold® (migalastat HCl) for Fabry Disease
Our oral precision medicine Galafold® was granted accelerated approval by the FDA in August 2018 under the brand name Galafold® for the treatment of adults with a confirmed diagnosis of Fabry disease and an amenable galactosidase alpha gene ("GLA") variant based on in vitro assay data. The FDA has approved Galafold® for 350 amenable GLA variants. Galafold® was approved in the E.U. and U.K. in May 2016 as a first-line therapy for long-term treatment of adults and adolescents, aged 16 years and older, with a confirmed diagnosis of Fabry disease and who have an amenable mutation (variant). The approved E.U. and U.K. labels include 1,384 mutations amenable to Galafold® treatment, which represent up to half of all patients with Fabry disease. In countries where mutations are provided only on the amenability website, these 1,384 amenable mutations are now available. Marketing authorization approvals have been granted in over 40 countries around the world. In July 2021, Galafold® was approved in the E.U. for adolescents aged 12 years and older weighing 45 kg or more. Throughout 2022, Galafold® was approved in 7 additional countries, including the U.K. and Japan, for adolescents aged 12 years and older weighing 45 kg or more. We plan to continue to launch Galafold® in additional countries during 2023, including for adolescents aged 12 years and older.
As an orally administered monotherapy, Galafold® is designed to bind to and stabilize an endogenous alpha-galactosidase A ("alpha-Gal A") enzyme in those patients with genetic variants identified as amenable in a Good Laboratory Practice ("GLP") cell-based amenability assay. Galafold® is an oral precision medicine intended to treat Fabry disease in patients who have amenable genetic variants, and at this time, it is not intended for concomitant use with ERT.
Next Generation for Fabry Disease
We are committed to continued innovation for all people living with Fabry disease. As part of our long-term commitment, we have an academic research collaboration agreement to explore next generation pharmacological chaperones for Fabry disease.

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
Per the hierarchy of the statistical analysis plan, the first key secondary endpoint of the study was the mean change in percent-predicted Forced Vital Capacity (“FVC”) at 52 weeks across the combined population. In this combined population patients taking AT-GAA demonstrated a nominally statistically significant and clinically meaningful difference for superiority over those treated with alglucosidase alfa. AT-GAA significantly slowed the rate of respiratory decline in patients after 52 weeks. Patients treated with AT-GAA showed a 0.9% absolute decline in percent-predicted FVC, compared to a 4.0% absolute decline in the alglucosidase alfa arm (p=0.023). Patients within the combined study population demonstrated statistically significant improvements on the Gait, Stairs, Gower’s Chair ("GSGC") key secondary endpoint, which captures strength, coordination and mobility, compared to a worsening for alglucosidase alfa treated patients in the overall population (p<0.05). Additionally, lower Manual Muscle Testing ("MMT"), Patient-Reported Outcomes Measurement Information System (“PROMIS”) physical function and PROMIS fatigue secondary endpoints favored AT-GAA treated patients over alglucosidase alfa treated patients. Results also showed improvements in the two important biomarker endpoints of Pompe disease (Hex-4 and CK), which significantly favored AT-GAA compared to alglucosidase alfa (p<0.001). AT-GAA demonstrated a similar safety profile to alglucosidase alfa.
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

In October 2022 and February 2023, we reported positive long-term data from our ongoing phase 1/2 clinical study and Phase 3 open-label extension study, respectively. Phase 1/2 and 3 study participants treated with AT-GAA for up to 48 months and up to 2 years, respectively, demonstrated persistent and durable effects on six-minute walk test distance and measures of motor function and muscle strength, stability, or increase in forced vital capacity, and reductions in biomarkers of muscle damage and disease substrate.
In December 2022 the CHMP of the EMA adopted a positive opinion recommending marketing authorization of cipaglucosidase alfa or Pombiliti™. Additionally, we initiated the regulatory submission process with the U.K. MHRA in December 2022.
In addition, we are conducting ongoing clinical studies in pediatric patients for both LOPD and infantile-onset Pompe disease ("IOPD") populations.
Next Generation for Pompe Disease
We are committed to continued innovation for all people living with Pompe disease. As part of our long-term commitment, we are also continuing discovery for next-generation genetic medicines for Pompe disease.
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
Additional Development and Next Generation Programs
We are researching potential therapies for CDKL5 deficiency disorder ("CDD"). We are collaborating with the LouLou Foundation to assess the natural history of the disease to identify endpoints for potential use in future studies. We also have a number of additional gene therapies in clinical and preclinical development, including potential gene therapies in multiple forms of Batten disease.
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

Acquisitions
Celenex, Inc.
In connection with our acquisition of Celenex, Inc. ("Celenex"), we may be obligated to pay up to an additional $10 million in connection with the achievement of certain development milestones, $220 million in connection with the achievement of certain regulatory approval milestones across multiple programs and up to $75 million in tiered sales milestone payments. Celenex has an exclusive license agreement with Nationwide Children’s Hospital ("Nationwide Children’s"). Under this license agreement, Nationwide Children’s is eligible to receive development and sales-based milestones of up to $7.8 million for each product.
MiaMed, Inc.
In connection with our acquisition of MiaMed, Inc., ("MiaMed"), we may be obligated to pay up to an additional $83 million in connection with the achievement of certain clinical, regulatory, and commercial milestones, for a potential aggregate deal value of $89.5 million.
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
We own or hold license rights to several issued patents and numerous pending and issued applications, filed in the U.S., Europe, Japan, and other jurisdictions that are related to Galafold® and our ongoing clinical programs:
•We own issued U.S. patents that cover the use of migalastat, the active pharmaceutical ingredients in Galafold®, in the treatment of Fabry disease, which expire between 2027 and 2039 and are listed in the FDA Orange Book. Foreign counterparts of the U.S. patents are pending or issued in Europe, Japan, and certain other jurisdictions. Further, we have pending U.S. patent applications covering various aspects of Galafold®, including composition-of-matter methods of treating a patient diagnosed with Fabry disease with migalastat and their foreign counterparts. Any patents issuing from these applications will expire between 2036 and 2043. We anticipate listing these patents in the FDA Orange Book if issued.

•We own several issued U.S. patents that cover various aspects of our investigational new treatment for Pompe disease, AT-GAA (ATB200/AT2221, an ERT/pharmacological chaperone combination) as well as foreign counterparts to the issued patents, some of which are still pending. Issued U.S. patents cover ATB200 compositions-of-matter, formulations, methods of manufacturing and methods of treatment and will expire between 2033 and 2037. We also have pending U.S. patent applications covering compositions, methods of treatment, methods of manufacture, and formulations with anticipated expiry between 2033 and 2043.
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
•From our agreement with Penn, we have a license to Penn’s patent portfolio pertaining to vector and other platform technologies for treating Pompe disease and Fabry disease. Any patents issued from these applications will expire in 2039.
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
•Gene therapy (e.g., Pompe, Fabry) and ERT (e.g., CDKL5) programs and the use to treat specified diseases.
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
The U.S. Drug Price Competition and Patent Term Restoration Act of 1984, and amendments thereto, more commonly known as the Hatch-Waxman Act, provides for an extension of one patent, known as a Hatch-Waxman statutory extension, for each New Chemical Entity ("NCE") to compensate for a portion of the time spent in clinical development and regulatory review. However, the maximum extension is five years and the extension cannot extend the patent beyond 14 years from the NDA approval. Similar extensions are available in European countries, known as Supplemental Protection Certificate ("SPC") extensions, Japan, and other countries. However, in the U.S. we will not know what, if any, extensions are available until a drug is approved. In addition, in the U.S., under provisions of the Best Pharmaceuticals for Children Act, we may be entitled to an additional six-month period of patent protection or market exclusivity for completing pediatric clinical studies in response to an FDA issued Pediatric Written Request before said exclusivities expire.
In the fourth quarter of 2022, we received Paragraph IV Certification Notice Letters from Teva Pharmaceuticals USA, Inc. ("Teva"), Aurobindo Pharma Limited ("Aurobindo"), and Lupin Limited ("Lupin") in connection with Abbreviated New Drug Applications (“ANDA”) filed with the FDA requesting approval to market generic Galafold®. In November 2022, we filed four lawsuits against Teva, Lupin, and Aurobindo in the U.S. District Court for the District of Delaware for infringement of our Orange Book-listed patents and will vigorously enforce our Galafold® intellectual property rights.

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
University of Pennsylvania
In October 2018, as amended, we entered into a collaboration agreement with Penn to pursue research and development of novel gene therapies. Our gene therapy portfolio pipeline expanded to include Pompe disease, Fabry disease and other rare diseases.
In December 2022, we entered into a mutual termination agreement (the "Termination Agreement") pursuant to which we and Penn mutually agreed to terminate the collaboration agreement, as amended. In connection with the Termination Agreement, we agreed to pay Penn an aggregate of $23.7 million in connection with an unpaid portion of the discovery support payments, research program wind-down activities, and outstanding patent costs.

Concurrently, we entered into a license agreement with Penn pursuant to which we obtained a license with respect to the pre-clinical research and development of next generation parvovirus gene therapy products for the treatment of Pompe disease and Fabry disease. Under the agreement, we will be responsible for clinical development and commercialization of the licensed products for the indications and Penn is eligible to receive certain milestone and royalty payments with respect to licensed products for each indication, up to an aggregate of $86.5 million per indication. Royalty payments are based on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis.
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
Manufacturing
We continue to rely on contract manufacturers to supply the active biopharmaceutical ingredients and finished goods for our products and product candidates. The active biopharmaceutical ingredients and final formulations for these products are manufactured under current Good Manufacturing Practice ("cGMP"). The components in the final formulation for each product are commonly used in other biopharmaceutical products and are well characterized ingredients. Although we rely on contract manufacturers, we have personnel with extensive manufacturing and quality experience to oversee our contract manufacturers. We have implemented appropriate controls for assuring the quality of both active biopharmaceutical ingredients and final drug products. Product specifications will be established in concurrence with regulatory bodies at the time of product registration. Our current arrangement with third-party manufacturers provide sufficient quantities of our program materials to meet anticipated clinical and commercial demands.
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
Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The following table lists our principal competitors and publicly available information on the status of their clinical-stage product offerings:

Competitor (1)	Indication	Product	Class of Product	Status	2022 Sales
(in millions)
Sanofi Aventis	Fabry Disease	Fabrazyme®	ERT	Marketed	€938
	Pompe Disease	Myozyme®/ Lumizyme®	ERT	Marketed	€958
	Pompe Disease	Nexviazyme®/ Nexviadyme®	ERT	Marketed	€196
	Fabry Disease	Venglustat	Oral glucosylceramide synthase ("GCS") Inhibitor	Phase 3	N/A
Takeda (2)	Fabry Disease	Replagal®	ERT	Marketed	¥62,700
Idorsia	Fabry Disease	Lucerastat	Oral GCS Inhibitor	Phase 3	N/A
Protalix Biotherapeutics / Chiesi Farmaceutici S.p.A	Fabry Disease	PRX-102	ERT	Regulatory	N/A
Freeline	Fabry Disease	FLT-190	Gene Therapy	Phase 1/2	N/A
Sangamo	Fabry Disease	Isaralgagene civaparvovec	Gene Therapy	Phase 1/2	N/A
4DMT	Fabry Disease	4D-310	Gene Therapy	Phase 1/2	N/A
Bayer	Pompe Disease	ACTUS-101	Gene Therapy	Phase 1/2	N/A
Astellas	Pompe Disease	AT-845	Gene Therapy	Phase 1/2	N/A
Roche	Pompe Disease	SPK-3006	Gene Therapy	Phase 1/2	N/A
Maze Therapeutics	Pompe Disease	GYS1	Oral glycogen synthase ("GYS1") Inhibitor	Phase 1/2	N/A
_____________________________
(1) Reflects commercial products and product candidates for which IND has been filed or are in clinical development.
(2) Reflects running 12 month revenue as of December 31, 2022, as Takeda's fiscal year ends on March 31, 2023.
Government Regulation
FDA Approval Process
In the U.S., biopharmaceutical products, including gene therapies, are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, Public Health Services Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of biopharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to file a marketing application, to issue complete response letters or to not approve pending NDAs or BLAs, or to issue warning letters, untitled letters, Form 483s, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, litigation, government investigation, and criminal prosecution.

Biopharmaceutical product development in the U.S. typically involves nonclinical laboratory and animal tests, the submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required varies substantially based upon the type, complexity, and novelty of the product or disease. Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics, potential safety, and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP. The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls, and at least one proposed clinical trial protocol. Long-term preclinical safety evaluations, such as animal tests of reproductive toxicity and carcinogenicity, continue during the IND phase of development. Reproductive toxicity studies are required to allow inclusion of women of childbearing potential in clinical trials, whereas carcinogenicity studies are required for registration. The results of these long-term studies would eventually be described in product labeling.
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

The Hatch-Waxman Act
In seeking approval for a drug through an NDA, applicants are required to list with the FDA certain patent(s) with claims that cover the applicant's product or approved method of use. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same route of administration, active ingredients strength, and dosage form as the listed drug and has been shown through bioequivalence testing to be, in most cases, therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed "innovator" drug.
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
Accelerated Approval
Under the FDA's accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit. This approval mechanism is provided for under 21CRF314 Subpart H and Subpart E. In this case, clinical trials are conducted in which a surrogate endpoint is used as the primary outcome for approval. A surrogate endpoint is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. This surrogate endpoint substitutes for a direct measurement of how a patient feels, functions, or survives and is considered reasonably likely to predict clinical benefit. Such surrogate endpoints may be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. When the Phase 4 commitment is successfully completed, the biomarker is deemed to be a surrogate endpoint. Failure to conduct required post-approval studies or confirm a clinical benefit during post-marketing studies, could lead the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.
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
Violations of any of these laws or any other governmental regulations that may apply to us, may subject us to significant civil, criminal and administrative sanctions including penalties, damages, fines, imprisonment, and exclusion from government funded healthcare programs, such as Medicare and Medicaid, and/or adverse publicity. Moreover, government entities and private litigants have asserted claims under state consumer protection statutes against pharmaceutical and medical device companies for alleged false or misleading statements in connection with the marketing, promotion and/or sale of pharmaceuticals.
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

To obtain regulatory approval of an orphan drug under the E.U. regulatory system, we are mandated to submit a MAA to be assessed in the centralized procedure. The centralized procedure, which came into operation in 1995, allows applicants to obtain a marketing authorization that is valid throughout the E.U. It is compulsory for medicinal products manufactured using biotechnological processes, for orphan medicinal products and for human products containing a new active substance which was not authorized in the community before 20 May 2004 (date of entry into force of Regulation (EC) No 726/2004) and which are intended for the treatment of AIDS, cancer, neurodegenerative disorder or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the community before 20 May 2004 or for products which constitute a significant therapeutic, scientific or technical innovation or for which a community authorization is in the interests of patients at community level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the EMA, to be assessed by the CHMP. The procedure results in a commission decision, which is valid in all E.U. member states. Centrally-authorized products may be marketed in all member states. Under the centralized procedure, full copies of the MAA are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA's scientific assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur is therefore the privileged interlocutor of the applicant and continues to play this role, even after the MAA has been granted approval.
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
Effective January 1, 2021, following the U.K. exit of the E.U., the MHRA is the U.K.’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules apply in Northern Ireland than in England, Wales and Scotland (together Great Britain, "GB"); broadly, Northern Ireland continues to follow the E.U. regulatory regime, but its national competent authority remains the MHRA. The MHRA has published a draft guidance outlining the various aspects of the U.K. regulatory regime for medicines in GB and in Northern Ireland. The guidance includes clinical trials, marketing authorizations, importing, exporting and pharmacovigilance and is relevant to any business involved in the research, development or commercialization of medicines in the U.K. The new guidance has been given effect via the Human Medicines Regulations ("Amendment etc.") ("E.U. Exit") Regulations 2019 (the "Exit Regulations"). The U.K. regulatory regime largely mirrors that of the E.U.
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

There is no pre-marketing authorization orphan designation. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the GB market, e.g. the prevalence of the condition in GB (rather than the E.U.) must not be more than 5 in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB or E.U./European Economic Area, wherever is earliest.
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
The MHRA has maintained the EAMS. EAMS is designed to give patients with life threatening or seriously debilitating conditions access to medicines that do not yet have a marketing authorization when there is a clear unmet medical need. Medicines with a positive EAMS opinion could be made available to patients 12-18 months ahead of formal marketing authorization. As the initial step in this process, the applicant must apply for and be granted a Promising Innovative Medicine (“PIM”) designation. The designation is issued after an MHRA scientific designation meeting on the basis of non-clinical and clinical data available on the product, in a defined disease area. Following designation, the applicant is expected to complete a clinical development program within a reasonable time period, in order to continue with an application under the EAMS. In January 2020, the MHRA issued a PIM designation for AT-GAA for the treatment of late-onset Pompe disease and subsequently granted a positive opinion under EAMS in June 2021.
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
United States Healthcare Reform
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

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
There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to March 31, 2022. As of July 2, 2022, the 2% sequester reduction resumed. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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
The Inflation Reduction Act of 2022 (the "IRA") contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effects of the IRA on our business and the pharmaceutical industry in general is not yet known.
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
We are committed to the advancement of Diversity, Equity and Inclusion (“DEI”) in the workplace. DEI creates a work environment where every voice is heard and valued, resulting in a dimensional way of thinking that is used when meeting company goals. This ensures that every employee feels they are treated fairly regardless of identities and differences, which is evidenced through our most recent engagement survey where we came within 2% of the global benchmark for DEI.
As of December 31, 2022, we had 484 full-time employees. As of December 31, 2022, 57% of our global workforce, 45% of our executive management team and 30% of our board of directors were women. In addition, we have made a strong commitment to overall diversity, as 97% of all hiring slates included diverse candidates, where diversity is defined as maintaining/increasing gender diversity and increasing representation of minority race, veteran, disabled, and LGBTQ employees. We also saw the impact of this diversity in hiring and promoting, where 61% of all those hired or promoted to Director and above roles were diverse and 83% of all those hired or promoted to Associate Director and below roles were diverse.
Our Mission to ‘Always Put Patients First’ helps keep our employees engaged with this sense of purpose. We support engagement through communicating frequently and transparently with our employees through a variety of communication methods, including video and written communications, town hall meetings, round tables, employee pulse surveys, company intranet, and we acknowledge individual contributions through a number of reward and recognition programs. We believe these engagement efforts keep employees informed about our strategy, culture and purpose and motivated to do their best work.

We believe in a strong compliance culture and provide robust trainings to employees on our code of conduct and the various policies contained therein. As part of our commitment to our employees, these trainings cover our zero-tolerance policy towards the use of child labor, forced labor, or other forms of modern slavery, educating our workforce on discrimination and harassment, and periodically refreshing the organization’s understanding of our global anti-bribery and corruption policy.
We support and develop our employees through global development programs that build and strengthen employees’ leadership skills through global leadership development programs, targeted development for high-potential talent, development plans and career paths, tuition reimbursement, and the ability to attend industry conferences and trainings, and patient-mission focused Lunch and Learns. Additionally, we strive to attract and retain the most talented employees in the industry and across the globe by offering competitive compensation and benefits that support their health, financial and emotional well-being. Our compensation philosophy is based on rewarding each employee’s individual contributions and striving to achieve equal pay for equal work regardless of gender, race or ethnicity.
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
We have invested a significant portion of our efforts and financial resources in the development of Galafold® for the treatment of Fabry disease and rely upon sales of Galafold® primarily in Europe and growing sales in the U.S., Japan, and other geographies. Our ability to generate material product revenues will depend heavily on the successful development, regulatory approval, and commercialization of Galafold®. We will continue to study Galafold® in Phase 4 studies. If the results of the Phase 4 studies negatively change the benefit/risk profile of Galafold®, the commercial success of Galafold® may be substantially diminished. Any adverse market event with respect to Galafold®, including failure to obtain sufficient market acceptance, could have a material adverse effect on our business, financial condition and results of operations. If our sales of Galafold® were to decrease, or such sales were substantially or completely displaced in the market, or if we are unable to achieve sufficient market acceptance of Galafold® by physicians, patients, third-party payors and others in the medical community, or if we fail to receive commercial approval in any additional jurisdictions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, if Galafold® or similar products from our competitors were to become the subject of litigation and/or an adverse governmental action requiring us or such competitors, as applicable, to cease sales of Galafold®, such an event could have a material adverse effect on our business, financial condition and results of operations. In addition, the entry into the market of competitors with new or generic treatments, including oral, ERT and gene therapies, may erode the market for Galafold® and have a material impact on our business.
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
•effectively competing with other therapies, including potential generics and gene therapies;
•successfully identifying new patients who could benefit from Galafold®;

•a continued acceptable safety profile of Galafold®;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•protecting and enforcing our rights in our intellectual property portfolio;
•obtaining and maintaining a commercially viable price for our product and product candidates, if approved; and
•continuing to successfully mitigate the impact of the COVID-19 pandemic.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize Galafold®, which would materially harm our business and ability to meet our financial goals.
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product or product candidates and our ability to generate revenue will be materially impaired.
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
Obtaining approval for all of our product candidates, including AT-GAA, is highly uncertain and we may fail to obtain regulatory approval in any or all jurisdictions. The review processes and the processes of regulatory authorities, including the FDA, EMA and PMDA, are extensive, lengthy, expensive, and uncertain, and such regulatory authorities may delay, limit, or deny the approval of any of our product candidates for many reasons, including, but not limited to:
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
•the applicable regulatory authority may only approve a limited label for less than the full indicated population, as a second line or rescue therapy, or impose other label restrictions; and
•the applicable regulatory authority may identify deficiencies in the chemistry, manufacturing, and control sections of our application, our manufacturing processes, facilities, or analytical methods or those of our third-party contract manufacturers or be unable to complete any necessary manufacturing inspections of our third party manufacturers which may lead to significant delays in the approval of our product candidates or to the rejection of our applications altogether.
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
To achieve commercial success for any approved product, we must continue to develop and maintain a sales and marketing organization or outsource commercialization to third parties. We have established our own sales and marketing capabilities to promote Galafold® in Europe, Japan, the U.S. and other foreign jurisdictions with a targeted sales force and anticipate using these capabilities to support other product candidates, including AT-GAA, when approved. We have also entered into distribution agreements with third parties to market our products in jurisdictions in which we do not have our own sales and marketing capabilities. There are risks involved with establishing and maintaining our own sales and marketing capabilities and entering into arrangements with third parties to perform these services for our product or any of our product candidates, if approved. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Similarly, if we enter into agreements with third parties, including the out licensing of our product or product candidates, we may choose to reduce or eliminate our sales and marketing operations and thereby lose our commercialization investment.
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
•misconduct by independent sales and marketing organizations that expose us to fines, penalties and other restrictions on our ability to effectively market and sell our products; and

•efforts by our competitors to commercialize products at or about the time when our product candidates would be coming to market.
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
We may not be successful in entering into distribution arrangements and marketing alliances with third parties. Our failure to enter into these arrangements on favorable terms could delay or impair our ability to commercialize our product and product candidates, if approved, and could increase our costs of commercialization. Dependence on distribution arrangements and marketing alliances to commercialize our products and product candidates will subject us to a number of risks, including:
•we may not be able to control the amount and timing of resources that our distributors may devote to the commercialization of our product or product candidates, if approved;
•our distributors may experience financial difficulties;
•our distributors may experience compliance related issues and associated government investigations;
•our distributors may require transfer of the marketing authorization for our product and product candidates, if approved, and may refuse to relinquish them at the end of the distribution relationship;
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
Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. In addition, as new studies are performed the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of Fabry disease, Pompe disease, or other rare diseases in the study populations, particularly in these newer studies, accurately reflects the prevalence of these diseases in the broader world population. If our estimates of the prevalence of Fabry disease, Pompe disease, or other rare diseases or of the number of patients who may benefit from treatment with our product or product candidates prove to be incorrect, the market opportunities for our product and product candidates, if approved, may be smaller than we believe they are, our prospects for generating revenue at our guidance levels may be adversely affected and our business may suffer.

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
•the ability to offer our product and product candidates, if approved, for sale at competitive prices;
•convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support and timing of market introduction of competitive products;
•publicity concerning our products or competing products and treatments;
•competition from other products for the same or similar indications; and
•sufficient third-party coverage or reimbursement.
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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product, Galafold®, and product candidates, including AT-GAA, and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology and gene therapy companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of lysosomal storage disorders, including Fabry disease. These products include Sanofi Aventis' Fabrazyme® and Takeda’s Replagal®, as well as other Fabry treatment products in development. In addition, Sanofi markets and sells Myozyme®, Lumizyme®, Nexviazyme®, and Nexviadyme® for the treatment of Pompe disease. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties for Fabry and Pompe, as well as potential gene therapies for both Fabry and Pompe and our other product candidates.
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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, prosecuting intellectual property rights and marketing approved products than we do. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs or advantageous to our business. In addition, if we obtain regulatory approvals for our product candidates, manufacturing efficiency and marketing capabilities are likely to be significant competitive factors. We currently rely on third-party manufacturers for our product and all of our product candidates. Further, many of our competitors have substantial resources and expertise in conducting collaborative arrangements, sourcing in-licensing arrangements, manufacturing and acquiring new business lines or businesses that are greater than our own.
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
•unexpected changes in taxes, tariffs, trade barriers and regulatory requirements;
•economic weakness, including rising interest rates, inflation and political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•our ability, and our commercialization partners ability, to comply with local laws, rules and regulations, including those relating to modern slavery;
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
•tighter restrictions on privacy and the collection and use of patient data; and
•business interruptions resulting from geopolitical actions (including war and terrorism), pandemic diseases (such as COVID-19), or natural disasters (including earthquakes, typhoons, floods and fires).
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
Our ability to commercialize Galafold® or any product candidate, including AT-GAA, if approved, successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the European and U.S. healthcare industries and elsewhere is cost containment. It is currently unknown what impact, if any proposed changes by the federal and state governments in the U.S. and similar changes in foreign countries may have on pricing and reimbursement, particularly with respect to government programs such as Medicare and Medicaid and Pharmacy Benefit Managers for commercial plans, and including reimportation, reference pricing and limitations on manufacturer price increases.
Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for pharmaceutical products. We cannot be sure that coverage and reimbursement will continue to be available for Galafold® or any product candidate such as AT-GAA, if approved, that we commercialize, and in particular gene therapies, and, if coverage and reimbursement are available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, Galafold® and any product candidate for which we obtain marketing approval. Obtaining reimbursement for our product candidates when approved may be particularly difficult because of the higher prices typically associated with drugs directed at smaller orphan populations of patients and the pricing and reimbursement of competitive products. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product for which we obtain marketing approval.
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code (the “Code”), commonly referred to as the individual mandate. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. In 2020 and 2021, during the COVID-19 pandemic, Congress passed several laws including the Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act of 2021, that temporarily suspended the 2% sequestration. At the end of 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which extended the suspension on the 2% sequestration through March 31, 2022, and adjusted the sequester to 1% for the period between April 1, 2022 and June 30, 2022. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
The Inflation Reduction Act of 2022 (the "IRA") contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. Although the IRA exempts orphan drugs that treat only one rare disease from the drug pricing negotiation provisions, we do not know if additional drug pricing reforms could eliminate this exemption and therefore affect the prices we can charge and reimbursement we receive for our product and product candidates, if approved, thereby reducing our profitability. Any change to the exemption could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effects of the IRA on the pharmaceutical industry in general are not yet known.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have promoted off-label uses, we may become subject to significant liability.
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted in the U.S. for uses that are not approved by the FDA as reflected in the product's approved labeling or prior to regulatory approval. Further, any labeling approved by the FDA for Galafold® or any of our other product candidates, including AT-GAA, may include restrictions on use, use limited to specific populations or other limitations. The FDA may impose further requirements or restrictions on the distribution or use of any of our other product candidates as part of a REMS plan. Physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. Similarly, the FDA strictly regulates the promotion of investigational products prior to approval, known as pre-approval promotion. The federal government has levied large civil and criminal fines and / or other penalties against companies for alleged improper promotion and has investigated and / or prosecuted several companies in relation to off-label and/or pre-approval promotion. The FDA has also requested that certain companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed, curtailed or prohibited or have delayed approval of investigational products due to pre-approval conduct. Inappropriate promotional activities may also subject a company to investigations, prosecutions and litigation by other government entities or private citizens.
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
In the U.S., after an NDA is approved, such as Galafold®, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an abbreviated NDA, or ANDA. The Federal Food, Drug, and Cosmetic Act, or the FD&C Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredients, dosage form, strength, route of administration, and conditions of use, or product labeling, as our product or product candidate and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product or product candidate. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our product or product candidates, including Galafold®, would substantially limit our ability to generate revenues or achieve profitability with a negative impact on continued operations. As of the end of 2022, we received Para. 4 certifications from three ANDA filers for Galafold® and have initiated Hatch-Waxman litigation against these ANDA filers and will continue to vigorously defend our Galafold® intellectual property rights.
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
We have historically been focused on the development and commercialization of Galafold®, a small molecule for Fabry disease and a next generation ERT treatment for Pompe disease, ATB-200. In 2018, we also made a significant investment in potential gene therapies for Fabry, Pompe, and other LDs. Notwithstanding our large investment in gene therapies and Pompe ERT to date and anticipated future expenditures in related proprietary technologies, we have not yet developed, and may never successfully develop, any marketed drugs using ERT and gene therapy approaches. As a result of pursuing the development and commercialization of our product and product candidates using our proprietary and licensed technologies, we may fail to develop products or product candidates, or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates yet fail to yield product candidates for clinical development.

Risks Related to our Products and the Regulatory Approval and Clinical Development of our Product Candidates
Our product or product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or commercialization.
Undesirable side effects caused by our product, Galafold® or product candidates including AT-GAA, could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA, EMA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product or product candidates, if approved, and generating revenues from their sale. In addition, if we or others identify undesirable side effects caused by our products or product candidates after receipt of marketing approval:
•regulatory authorities may require the addition of restrictive labeling statements;
•regulatory authorities may withdraw their approval of the product; and
•we may be required to change the way the product is administered, or additional clinical trials are conducted.
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or product candidate or could substantially increase the costs and expenses of commercializing the product or product candidate, if approved, which in turn could delay or prevent us from generating significant revenues from its sale and limiting our ability to meet our financial guidance or adversely affect our reputation.
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
•warning letters, untitled letters or Form 483s;
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
Our relationships with customers, healthcare providers, patients, patient organizations, charitable foundations and third-party payors are subject to applicable anti-kickback, fraud and abuse, anti-bribery and corruption and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of our product and any product candidates for which we may obtain marketing approval. Increasingly, patients, patient organizations and charitable foundations also can influence selection of and payment for therapies. Our current and future arrangements with payors, healthcare providers, patient organizations, charitable foundations and patients may expose us to broadly applicable fraud and abuse, anti-bribery and corruption, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product and any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal, state and foreign healthcare laws and regulations pertaining to fraud and abuse, anti-bribery and corruption, interaction with patient organizations, charitable foundations, and patients' rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:
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
•The U.S. federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute to defraud any healthcare benefit program or specific intent to violate it in order to have committed a violation. This statute also may impose monetary penalties on any offers or transfers of remuneration to Medicare or Medicaid beneficiaries (patients) which is likely to influence the beneficiary's selection of particular supplier of government payable items. States, such as California have enacted their own privacy regulations and others may enact similar legislation. Similarly, the collection and use of personal health data in the E.U. is governed by the E.U. General Data Protection Regulation (the "GDPR"), with many requirements mandated by the GDPR for the consent of the individuals to whom the personal data relates, the information provided to the individuals, transfer of personal data within and outside of the E.U. and the security and confidentiality of the personal data. Enforcement of the GDPR began on May 25, 2018, and failure to comply with the requirements of the GDPR may result in substantial fines and other administrative penalties. The GDPR increases our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and adversely affect our business, financial condition, results of operations and prospects;
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
•U.S. federal laws requiring drug manufacturers to report annually information related to certain payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists chiropractors, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives) and teaching hospitals, as well as ownership or investment interests held by physicians and their immediate family members, including under the federal Open Payments program, commonly known as the Sunshine Act, as well as other state and foreign laws regulating marketing activities and requiring manufacturers to report marketing expenditures, payments and other transfers of value to physicians and other healthcare providers. Similarly, payments made to physicians in certain E.U. member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician's employer, his or her competent professional organization and/or the regulatory authorities of the individual E.U. member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the E.U. member states. In addition, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the E.U. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment;

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
•U.S. Foreign Corrupt Practices Act, which prohibit us and third parties working on our behalf from making payments to foreign government officials to assist in obtaining or retaining business. Specifically, the anti-bribery provisions of the FCPA prohibit the willful use of the mails or any means of instrumentality of interstate commerce corruptly in furtherance of any offer, payment, promise to pay, or authorization of the payment of money or anything of value to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to a foreign official to influence the foreign official in his or her official capacity, induce the foreign official to do or omit to do an act in violation of his or her lawful duty, or to secure any improper advantage in order to assist in obtaining or retaining business for or with, or directing business to, any person; enforcement actions may be brought by the Department of Justice or the SEC; legislation has expanded the SEC’s power to seek disgorgement in all FCPA cases filed in federal court and extended the statute of limitations in SEC enforcement actions in intent-based claims, such as those under the FCPA, from five years to ten years; and
•state and foreign equivalents of each of the above laws, including foreign anti-bribery and corruption laws and state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
In connection with seeking marketing approval from regulatory authorities for the sale of any product candidate, including AT-GAA, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. This is particularly the case with AT-GAA, as there can be no assurance that the Phase 3 PROPEL study results will meet regulatory standards for approval in every geography.
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
If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential regulatory approval or commercialization of our product candidates, if approved, could be delayed or prevented.
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
In addition, certain of our product candidates are based on emerging gene therapy technologies. The FDA may require different endpoints than the endpoints we anticipate using or have used in our clinical trials, or a different analysis of those endpoints, it may be more difficult for us to obtain, or we may be delayed in obtaining, FDA approval of our product candidates. If we are not successful in commercializing any of our products or product candidates, if approved, or are significantly delayed in doing so, our business will be materially harmed.

We may not be able to obtain or maintain orphan drug exclusivity for our product or product candidates. If our competitors are able to obtain orphan drug exclusivity for their products, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
Regulatory authorities in some jurisdictions, including the E.U., U.K., and the U.S., may designate drugs for relatively small patient populations as orphan drugs. We obtained orphan drug designations from the FDA for Galafold® for the treatment of Fabry disease in February 2004. We also obtained orphan medicinal product designation in the E.U. and U.K. for Galafold® in May 2006. AT-GAA has also received this designation from the FDA, EMA, and, in 2020, from PMDA. Our competitors have also received orphan designations. However, these orphan designations may be retracted following regulatory review of our or our competitor’s marketing authorization and/or BLA submissions and may not be reflected in the final approval of a product. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from approving another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The FDA defines “same drug” as a drug or biologic that contains the same active moiety and is intended for the same use. The applicable market exclusivity period for orphan drugs is ten years in the E.U. and U.K. and seven years in the U.S. The E.U. and U.K. exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified.
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

In December 2022, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) adopted a positive opinion recommending marketing authorization of cipaglucosidase alfa used in combination with miglustat for adults with late-onset Pompe disease (LOPD). A CHMP decision on miglustat is expected to follow. We do not know if both components of AT-GAA will be approved or, if approved, whether cipaglucosidase alfa and miglustat will receive favorable pricing. If we are unable to secure full marketing approval for both components of AT-GAA, EU or other geographies, our business and results of operations may be materially harmed.
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
Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. In September 2021, the FDA accepted our AT-GAA BLA and NDA for review. Regulatory authorities, including FDA, may determine that AT-GAA is not effective or only moderately effective, have effect in only a limited population, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use. In October 2022, FDA informed us that it has deferred action on the AT-GAA BLA, pending inspection of the proposed manufacturing site in China. The inspection has been delayed due to restrictions related to the COVID-19 pandemic and is now scheduled. This timing is subject to change and is dependent on a number of factors, including the evolving situation on the ground in China and the outcome of an inspection. There can be no assurance that an inspection will take place when scheduled or that an inspection will be successful if and when completed all of which may impact timing or probability of any approvals. If AT-GAA fails to receive marketing approval, is significantly delayed in receiving marketing approval or if the approved labeling is not as expected, AT-GAA may fail to receive market acceptance, receive reimbursement or be able to generate material revenue, any of which could substantially harm our future business and impact our ability to meet our financial guidance.
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
Risks Related to the Manufacture of our Product and Product Candidates and our Dependence on Third Parties
Use of third parties to manufacture Galafold® or AT-GAA may increase the risk that we will not have sufficient quantities of Galafold® or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not currently own or operate manufacturing facilities for clinical or commercial production of Galafold® or AT-GAA. We currently lack the resources and the capabilities to manufacture ourselves on a clinical or commercial scale. If we choose in the future to manufacture ourselves, we would face all of the risks and uncertainties of third-party manufacturers of our products. We currently outsource all manufacturing and packaging of our product and preclinical and clinical product candidates to third parties. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. In particular, the manufacture of our biologic product candidate ATB200 for Pompe is highly complex and we may encounter difficulties in production. These problems include difficulties with production costs and yields and quality control, including stability of the product or product candidate. The occurrence of any of these problems could significantly delay our clinical trials or the commercial availability of our product or product candidates.

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
•the high cost of manufacturing processes and raw materials; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
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
The FDA and regulatory authorities in other jurisdictions require our contract manufacturers to comply with cGMP regulations. These regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize, including Galafold®, AT-GAA, and our gene therapy product candidates. The FDA and other regulatory authorities may, and often will, require the inspection of our contract manufacturers in order to approve, or maintain the approval of, our products or product candidates, including Galafold® and AT-GAA. Different geopolitical situations, responses to COVID-19, or other unforeseeable events could impact the FDA, or other regulatory authorities, ability to timely inspect such contract manufacturers and such delays could materially harm our business and accuracy of our financial guidance projections.
Our contract manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the U.S. Our failure or the failure of our third-party manufacturers, to comply with applicable regulations could significantly and adversely affect regulatory approval and supplies of our product candidates. Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products.
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
We currently rely on WuXi Biologics Co., Ltd. ("Wuxi"), a company based in the People's Republic of China (the "PRC"), as the sole supplier of our biologic product, ATB200. Accordingly, there is a risk that supplies of our product may be significantly delayed by or may become unavailable as a result of manufacturing, equipment, process, regulatory or business-related issues affecting that company. We may also face additional manufacturing and supply-chain risks due to the regulatory and political structure of the PRC, or as a result of the international relationship between the PRC and the U.S. or any of the other countries in which our products are marketed. In addition, the out-breaks of SARS, COVID-19 or other similar illnesses in the PRC could impact operations at Wuxi. Although currently there has been no impact on our ability to obtain supply of ATB200, and we and Wuxi have robust mitigation plans in place, there can be no assurance that operations would not be impacted in the future with a negative impact on supply of our product.

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
To date, we have focused on developing and commercializing our first product, Galafold®, and our pipeline product AT-GAA as well as our gene therapies. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Although the European Commission, PMDA and FDA have granted approval for Galafold®, for the treatment of adults with a confirmed diagnosis of Fabry disease and who have an amenable genetic variant, and we are generating product sales, we continue to incur significant research, development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable, have incurred losses in each period since our inception, and may never be profitable on a non-GAAP or GAAP basis. For the year ended December 31, 2022, we have a net loss of $236.6 million, and we have an accumulated deficit of $2.5 billion at December 31, 2022.
We expect to continue to incur significant costs in the foreseeable future as we:
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
•continue our preclinical studies of and potentially conduct clinical studies of ERT and gene therapy for CDD; and
•continue our rigorous prosecution and defense of our patent portfolio.

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
•complete and submit regulatory submissions to the FDA, EMA, MHRA, PDMA and others and obtain regulatory approval for AT-GAA;
•develop and maintain a commercial organization capable of sales, marketing, and distribution for Galafold® and any product candidates we intend to market, including AT-GAA if approved, in the countries where we have chosen to commercialize the product candidates ourselves including the U.S. and Japan;
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
•successfully develop or acquire new products and product candidates;
•successfully complete development activities, including the necessary preclinical studies and clinical trials, with respect to product candidates; and
•continue to navigate any adverse impacts of the COVID-19 outbreak, including due to actions by us, governments, our customers, our suppliers or other third parties to control the spread of COVID-19, or by other health epidemics or pandemics.
Even if we are able to generate significant revenues from the sale of our products and accurately predict and control expenses, we may not reach our financial guidance or become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

If we require substantial additional capital to fund our operations and we fail to obtain necessary financing, we may be unable to complete the development and commercialization of our product and development and commercialization of our product candidates.
Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to advance the preclinical and clinical development of our product candidates, and launch and commercialize our product and product candidates for which we may receive regulatory approval, including continuing to build our own commercial organization. We believe that our current cash position, including expected revenues, is sufficient to fund our operations and ongoing research programs for at least the next 12 months. Potential impacts of the COVID-19 pandemic, future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements. However, we may require substantial additional capital for the development and commercialization of our product and further development and commercialization of our product candidates.
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
•the outcome, timing, and cost of the regulatory approval process by the FDA, EMA, PMDA and other foreign regulatory authorities, including the potential for regulatory authorities to delay approvals pending site inspections or requiring that we perform more studies than those that we currently anticipate for our product and product candidates including AT-GAA;
•the cost of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;
•the cost and timing of completion of existing or expanded commercial-scale outsourced manufacturing activities;
•the cost of defending any claims asserted against us;
•the cost of complying with new laws, rules or regulations in the geographies in which we operate;
•the emergence of competing technologies and other adverse market developments;

•the impact of foreign exchange rates on our operating expenses and revenue projections;
•the extent to which we acquire or invest in additional businesses, products, and technologies.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies, Galafold® or product candidates.
We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances, restructuring and licensing arrangements. We have an effective “shelf” registration statement on Form S-3 that allows us to issue securities in registered offerings as well as an available at-the-market financing facility that allows us to sell shares of our common stock through a placement agent at market prices.To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt, receivables, and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders' ownership. The incurrence of additional indebtedness beyond our existing indebtedness with the Senior Secured Term Loan due 2026 could also result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to Galafold®, AT-GAA or our other product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.
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
As of December 31, 2022, we had federal and state net operating loss carry forwards ("NOLs") of approximately $1,183 million and $992 million, respectively. The federal carry forward for losses generated prior to 2018 will expire in 2029 through 2037. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the Tax Cuts and Jobs Act. Most of the state carry forwards generated prior to 2009 have expired through 2016. The remaining state carry forwards including those generated in 2009 through 2022 will expire in 2029 through 2040. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past, and could occur again in the future. Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership some of which are outside our control. We completed a detailed study of our NOLs for the tax year 2022 and determined that there was not an ownership change in excess of 50%. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently decrease the amount of state attributes and increase state taxes owed.
Our executive officers, directors and principal stockholders maintain the ability to exert significant influence and control over matters submitted to our stockholders for approval.
Our executive officers, directors and affiliated stockholders beneficially own shares representing approximately 49% of our common stock as of December 31, 2022. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence and control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
In addition, we cannot be assured that any of our pending patent applications will result in issued patents. In particular, we have filed patent applications in the U.S., the European Patent Office and other countries outside the U.S. that have not been issued as patents. These pending applications include, among others, some of the patent applications for AT-GAA, Galafold®, and our gene therapy platforms and product candidates. If patents are not issued in respect of our pending patent applications, we may not be able to stop competitors from marketing similar products in Europe and other countries in which we do not have issued patents.
In addition to patent protection outside of the U.S., we intend to seek orphan medicinal product designation of our product candidates and to rely on statutory data exclusivity provisions in jurisdictions outside the U.S. where such protections are available, including Europe. The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:
•We have multiple composition of matter patents covering Galafold® and multiple method of treatment patents issued and listed in the Orange Book. We have composition of matter, method of treatment, method of manufacture, formulation and other patents issued for AT-GAA. We also have several pending applications covering Galafold®, AT-GAA and gene therapy. There can be no assurance that these applications will be allowed or that allowed applications will be issued or that the scope of such patents, if they issue, will be sufficient to protect our product. Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. For our product candidates for which we do not hold composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method of use patents that we may hold.
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

We are currently and may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
There has been, and we expect that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Litigation, arbitrations, administrative proceedings and other legal actions with private parties and governmental authorities concerning patents and other intellectual property rights may be protracted, expensive and distracting to management. Competitors may sue us as a way of delaying the introduction of our drugs or to remove our drugs from the market. Any litigation, including litigation related to Abbreviated New Drug Applications, or ANDA, litigation related to 505(b)(2) applications, interference proceedings to determine priority of inventions, derivations proceedings, inter partes review, oppositions to patents in foreign countries, litigation against our collaborators or similar actions, may be costly and time consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements.
To the extent that valid present or future third-party patents or other intellectual property rights cover our drugs, drug candidates or technologies, we or our strategic collaborators may seek licenses or other agreements from the holders of such rights in order to avoid or settle legal claims. Such licenses may not be available on acceptable terms, which may hinder our ability to, or prevent us from being able to, manufacture and market our drugs. Payments under any licenses that we are able to obtain would reduce our profits derived from the covered products.
As part of the approval process for Galafold®, FDA granted us a New Chemical Entity (“NCE”) exclusivity period during which other manufacturers’ applications for approval of generic versions of our product will not be approved. Generic manufacturers may challenge the patents protecting products that have been granted NCE exclusivity one year prior to the end of the NCE exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an abbreviated new drug application (“ANDA”), the application form typically used by manufacturers seeking approval of a generic drug. The sale of generic versions of Galafold® earlier than their patent expiration would have a significant negative effect on our revenues and results of operations. To seek approval for a generic version of a product having NCE status, a generic company may submit its ANDA to FDA four years after the branded product’s approval.
Starting in October 2022, we received letters from Aurobindo Pharma Ltd., Lupin Ltd., and Teva Pharmaceutical, Inc. (collectively, “generic manufacturers”) indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of Galafold®. They have challenged the validity of all or some of the patents listed on the Orange Book associated with Galafold®. We filed lawsuits against the generic manufacturers, and we intend to enforce and defend our intellectual property. Although we cannot predict with certainty the ultimate outcome of the foregoing actions, or any other litigation that we may have with generic manufacturers in the future, an adverse judgment could result in substantial monetary damages, including Galafold®’s lost revenues, and we may spend significant resources enforcing and defending our patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated, and the patent protection for Galafold® in the United States may be shortened. Further, if all the patents are invalidated, the FDA could approve the requests to manufacture a generic version of Galafold® in the United States prior to the expiration date of those patents. Moreover, we may be forced to settle litigation on terms that are unfavorable and result in sales of generic versions of Galafold® prior to expiration of our patents. The sale of generic version of Galafold® earlier than the patent expiration would have a significant negative effect on our revenues, projections of profitability and results of operations.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
Our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, including Galafold® or AT-GAA, may infringe or be accused of infringing one or more claims of an issued patent or may fall within the scope of one or more claims in a published patent application that may subsequently issue and to which we do not hold a license or other rights. Third parties may own or control these patents or patent applications in the U.S. and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.
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
The COVID-19 pandemic has substantially burdened healthcare systems worldwide which may impact progression of our clinical trials, development and manufacturing of our product and product candidates and continued commercialization of Galafold®. Required inspections and reviews by regulatory agencies may also be delayed due to the focus of resources on COVID-19 as well as travel and other restrictions. In October 2022, FDA informed us that it has deferred action on the AT-GAA BLA, pending inspection of the proposed manufacturing site in China. The inspection has been delayed due to restrictions related to the COVID-19 pandemic and although now scheduled, we do not know whether the FDA will inspect when scheduled, whether the situation on the ground in China will change, nor the outcome of those inspections. Significant delays in the timing of our clinical trials and in regulatory reviews could adversely affect our ability to commercialize some assets in our product pipeline. Lack of normal access by patients to the healthcare system, along with concern about the continued supply of medications, may result in changes in buying patterns throughout the supply chain, including by patients, which could increase or decrease demand for our products. COVID-19 could also have an adverse impact on our supply chain and distribution systems, which could impact our ability to distribute our products and the ability of third parties on which we rely to fulfill their obligations to us, increase our expenses and have a material adverse effect on our ability to generate revenue. In addition, the conditions created by the pandemic may intensify other risks inherent in our business, including, among other things, risks related to drug pricing and access, intellectual property protection, product safety and efficacy concerns, product liability and other litigation, and the impact of adverse global and local economic conditions.
Risks Related to Employment, Environmental, Social and Governance Matters
Our future success depends on our ability to retain our Chief Executive Officer and other key personnel and to attract, retain and motivate qualified personnel.
We are highly dependent on Bradley L. Campbell, our President and Chief Executive Officer, Daphne Quimi, our Chief Financial Officer, and John F. Crowley, our Executive Chairman, each of whom has significant pharmaceutical industry experience. The loss of the services of any of these individuals might impede the achievement of our research, development and commercialization objectives and materially adversely affect our business and we may not be able to replace them with candidates with similar background and experience in the event of the loss of their services. We do not maintain "key person" insurance on Mr. Campbell or on any of our other key personnel.
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
As of December 31, 2022, we had 484 full-time employees. As our development and commercialization strategies develop, we will need additional managerial, operational, sales, marketing, financial, technical operations and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates and we may not be able to replace key personnel in the event of turnover. Future growth would impose significant added responsibilities on members of management, including:
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
If our enterprise risk program, global risk committee and other compliance methods are not effective, our business, financial condition and operating results may be adversely affected
Our ability to identify, manage and respond to the various risks related to our business is largely dependent on our established and maintained compliance, risk, audit and reporting systems and procedures. The Board of Directors has ultimate responsibility for risk oversight of the Company and carries out this duty through its Committees. Our Audit and Compliance Committee, Nominating and Corporate Governance Committee, Compensation and Leadership Development Committee and Science and Technology Committee have each been delegated oversight authority by the Board of Directors with respect to issues in their applicable areas of expertise. These committees are responsible for identifying, monitoring and reporting areas of concern to the full Board of Directors. At the Company level, our senior management team similarly monitors risk through the Global Risk Committee. Membership of the Global Risk Committee consists primarily of key department heads who are asked to bring to such committee relevant items for discussion that they or their teams have identified at the numerous sub-committees these individuals chair or attend. The Global Risk Committee then uses this information to develop an Enterprise Risk Management Program, which identifies key risks and mitigation strategies and which is reported directly to the Audit and Compliance Committee on a quarterly basis, and to the full Board of Directors on a yearly basis. Our international business segment also has its own companion committee which operates in substantially the same way as the Global Risk Committee and reports key risks to the Global Risk Committee for inclusion in the Enterprise Risk Management Program.
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
Despite the implementation of security measures, our internal computer systems, and those of our CROs, contract manufacturing organizations and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, ransomware attacks and other security breaches, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization of our product and our product candidate development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruptions or security breach were to result in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur significant unexpected losses, expenses and liabilities, we could face litigation or suffer reputational harm and the further development of our product candidates could be delayed.
We may acquire or divest assets or businesses, or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders' ownership, increase our debt, or cause us to incur significant expense.
As part of our business strategy, we may continue to pursue acquisitions or licenses of assets or businesses, or strategic alliances and collaborations, to expand our existing technologies and operations, such as our acquisition of Celenex in 2018 and license agreement with Penn in 2022. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations, and cash flows. We may not be able to find suitable acquisition or licensing candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.
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
Unfavorable global economic conditions, whether brought about by material global crises, health epidemics, military conflicts or war, geopolitical and trade disputes or other factors, may adversely affect our business and financial results.
Our business is sensitive to global economic conditions, which can be adversely affected by public health crises (including the COVID-19 pandemic) and epidemics, political and military conflict, trade and other international disputes, significant natural disasters (including as a result of climate change) or other events that disrupt macroeconomic conditions.
For example, trade policies and geopolitical disputes (including as a result of China-Taiwan relations) and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where we source our components or raw materials. For example, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from China mainland, as well as other business restrictions. Tariffs increase the costs of the components and raw materials we source. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact the Company’s operations and supply chain.

Further, military conflicts or wars (such as the ongoing conflict between Russia and Ukraine) can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered on a Form S-8 registration statement all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. In addition, certain of our employees, executive officers and directors have entered into, or may enter into, Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer or director. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers and directors may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information. In September 2021, we entered into a securities purchase agreement an investor for the private placement of, among other things, pre-funded warrants to purchase an aggregate of 8,349,705 shares of common stock, at a purchase price of $10.17 per pre-funded warrant. Each pre-funded warrant has an initial exercise price of $0.01 per share and is exercisable at any time after its original issuance at the option of each holder, in such holder’s discretion, by (i) payment in full in immediately available funds of the initial exercise price for the number of shares of common stock purchased upon such exercise or (ii) a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Finally, in November 2022, we announced an "at the market offering" under which we may offer and sell shares of our common stock having an aggregate offering amount of up to $250,000,000.
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
Our business is subject to the risk of litigation by employees, consumers, vendors, competitors, intellectual property rights holders, stockholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions, Hatch-Waxman or other litigation. For example, we and certain of our current and former officers have previously been parties to securities class action lawsuits against us, all of which have been settled or dismissed, and we are currently involved in Hatch-Waxman litigation. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided against us or settled by us, may result in liability material to our Consolidated Financial Statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to prosecute or defend litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations or liquidity.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
The following table contains information about our current significant leased properties as of December 31, 2022.

Location	Approximate Square Feet	Use	Lease expiry date (1)
Philadelphia, Pennsylvania, U.S.	50,816	Office and laboratory	September 2044
Marlow, United Kingdom	36,796	Office	August 2028
Princeton, New Jersey, U.S.	29,972	Office	January 2034
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
Item 3.    LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to the information set forth in Note 15 “Legal Proceedings” of the Notes to Consolidated Financial Statements included in Item 8 of this Report.
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock has been traded on the NASDAQ Global Market under the symbol "FOLD" since May 31, 2007. Prior to that time, there was no public market for our common stock. The closing price for our common stock as reported by the NASDAQ Global Market on February 13, 2023 was $12.64 per share. As of February 13, 2023, there were 19 holders of record of our common stock.
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

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Amicus Therapeutics, Inc.	$100	$67	$68	$160	$80	$83
NASDAQ Composite	$100	$96	$130	$187	$227	$150
NASDAQ Biotechnology	$100	$91	$113	$142	$141	$124
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2022 through October 31, 2022	21,092	$10.56	—	—
November 1, 2022 through November 30, 2022	11,920	$11.45	—	—
December 1, 2022 through December 31, 2022	3,090	$12.13	—	—
Total	36,102	$10.99	—	—
______________________________
(1) Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.
Item 6.    [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We have a portfolio including the first, oral monotherapy for Fabry disease that has achieved widespread global approval and a differentiated biologic for Pompe disease that is under review with the U.S. Food and Drug Administration ("FDA"), the European Medicines Agency ("EMA"), and the United Kingdom ("U.K.") Medicines and Healthcare products Regulatory Agency ("MHRA"). We are committed to discovering and developing next generation therapies in Fabry and Pompe diseases.
The cornerstone of our portfolio is Galafold® (also referred to as "migalastat"), the first and only approved oral precision medicine for people living with Fabry disease who have amenable genetic variants. Migalastat is currently approved under the trade name Galafold® in the United States ("U.S."), European Union ("E.U."), U.K., and Japan, with multiple additional approvals granted and applications pending in several geographies around the world.
The lead biologics program of our pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, two-component, potential best-in-class treatment for Pompe disease. In February 2019, the FDA granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease. In September 2021, the FDA set the Prescription Drug User Fee Act ("PDUFA") target action date of May 29, 2022 for the New Drug Application ("NDA") for miglustat and July 29, 2022 for the Biologics License Application ("BLA") for cipaglucosidase alfa. The EMA validated the Marketing Authorization Application (“MAA”) in the fourth quarter of 2021. In May 2022, the FDA extended the review period for the NDA for miglustat and the BLA for cipaglucosidase alfa resulting in revised PDUFA action dates of August 29, 2022 and October 29, 2022, respectively. In October 2022, the FDA deferred action on the BLA for cipaglucosidase alfa, citing the inability to complete the manufacturing facility inspection prior to the PDUFA action date. We are actively engaged with the FDA and an inspection has been scheduled. In December 2022, the Committee for Medicinal Products for Human Use ("CHMP") of the EMA adopted a positive opinion recommending market authorization of cipaglucosidase alfa, or Pombiliti™. The regulatory submission process for AT-GAA in the U.K. was initiated in December 2022.

We continue to monitor the novel coronavirus ("COVID-19") pandemic. Our commercial operations have not been significantly impacted by the COVID-19 pandemic and we gradually continue to see an improvement in patient identification and Galafold® initiation. We have maintained operations in all geographies, secured our global supply chain for our commercial and clinical products, as well as maintained the operational integrity of our clinical trials, with minimum disruptions. We have been able to continue to meet required commercial demand for Galafold® as well as supply our ongoing Pompe disease clinical studies and access programs including the Early Access to Medicines Scheme ("EAMS") without interruption. In regard to our regulatory operations, the FDA deferred action on the pending BLA for cipaglucosidase alfa, as a facility inspection was necessary, however, could not be completed by the PDUFA action date due to COVID-19 related travel restrictions. The facility inspection has subsequently been scheduled. Per FDA guidance relating to pre-approval inspections during the COVID-19 pandemic, receipt of a deferral action indicates no deficiencies have been identified and the application otherwise satisfies the requirements for approval.

Consolidated Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report. The following section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which comparisons are hereby incorporated by reference.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table provides selected financial information for the Company:

	Years Ended December 31,
(in thousands)	2022	2021	Change
Net product sales	$329,233	$305,514	$23,719
Cost of goods sold	38,599	34,466	4,133
Cost of goods sold as a percentage of net product sales	11.7%	11.3%	0.4%
Operating expenses:
Research and development	276,677	272,049	4,628
Selling, general, and administrative	213,041	192,710	20,331
Changes in fair value of contingent consideration payable	1,078	6,514	(5,436)
Loss on impairment of assets	6,616	—	6,616
Depreciation and amortization	5,342	6,209	(867)
Other income (expense):
Interest income	3,024	509	2,515
Interest expense	(37,119)	(32,471)	(4,648)
Loss on extinguishment of debt	—	(257)	257
Other income (expense)	4,176	(2,901)	7,077
Income tax benefit (expense)	5,471	(8,906)	14,377
Net loss attributable to common stockholders	$(236,568)	$(250,460)	$13,892
Net Product Sales. Net product sales increased $23.7 million during the year ended December 31, 2022 compared to the prior year. The increase was primarily due to continued growth in the U.S., Europe, and Japan markets, partially offset by the $26.1 million unfavorable impact of foreign currency exchange.

Research and Development Expense. The following table summarizes our principal product development programs for each product candidate in development, and the out-of-pocket, third-party expenses incurred with respect to each product candidate:

(in thousands)	Years Ended December 31,
Projects	2022	2021
Third-party direct project expenses
Galafold® (Fabry Disease)	$15,012	$10,694
AT-GAA (Pompe Disease)	99,584	108,969
Gene therapy programs	48,948	47,817
Pre-clinical and other programs	124	872
Total third-party direct project expenses	163,668	168,352
Other project costs		1
Personnel costs	82,386	73,082
Other costs	30,623	30,615
Total other project costs	113,009	103,697
Total research and development costs	$276,677	$272,049
The $4.6 million increase in research and development expense was primarily due to an increase in personnel share-based compensation and Fabry disease clinical research. These costs were partially offset by a decrease in Pompe disease clinical research due to active studies nearing completion and the timing of manufacturing costs.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $20.3 million, primarily driven by the strategic prioritization of our gene therapy portfolio that resulted in the write-off of cloud computing costs and software licensing fees, as well as increases in share-based compensation, marketing, and travel to support our organizational growth. These costs were partially offset by a reduction in third-party professional fees.
Changes in Fair Value of Contingent Consideration Payable. Changes in fair value of contingent consideration payable decreased $5.4 million, primarily due to achievement of two regulatory milestones during the year ended December 31, 2021, as well as changes to certain valuation inputs resulting from the strategic prioritization of our gene therapy portfolio during the year ended December 31, 2022.
Loss on Impairment of Assets. In connection with the strategic prioritization of our gene therapy portfolio, the Company performed an assessment of its assets and recognized a $6.6 million loss on impairment of assets.
Interest Expense. Interest expense increased $4.6 million during the year ended December 31, 2022. The increase was due to a higher LIBOR year over year.
Other Income (Expense). The $7.1 million variance was primarily related to foreign exchange gains caused by local currency remeasurement of U.S. dollar balances.
Income Tax Benefit. The income tax benefit for the year ended December 31, 2022 was $5.5 million. We are subject to income taxes in various jurisdictions but due to the offset of taxable income with net operating losses and full valuation allowance, there is nominal tax expense in 2022 for taxes in U.S. federal and state jurisdictions.

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
Revenue Recognition
Our net product sales primarily consist of sales of Galafold® for the treatment of Fabry disease. We have recorded revenue on sales where Galafold® is available either on a commercial basis or through a reimbursed early access program. Orders for Galafold® are generally received from distributors and pharmacies with the ultimate payor often a government authority.
We recognize revenue when our performance obligation with our customers have been satisfied, which occurs at a point in time when the pharmacies or distributors obtain control of Galafold®. The transaction price is determined based on fixed consideration in our customer contracts and is recorded net of estimates for variable consideration, which are primarily third-party discounts and rebates. The identified variable consideration is recorded as a reduction of revenue at the time revenue from the sale of Galafold® is recognized. We recognize revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration received. We evaluate these estimates each reporting period to reflect known changes.
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

Share-based Compensation
Stock Option Grants
In accordance with the applicable accounting guidance, we estimate the fair value of each equity award on the day of grant. We chose the "straight-line" attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the vesting period of the related awards.
We use the Black-Scholes option pricing model when estimating the grant date fair value for share-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is based on our historical volatility since our initial public offering in May 2007. We determine the average expected life using our actual historical data. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical analysis of actual option forfeitures.
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
Valuation of Contingent Consideration Payable
Consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event. For example, milestone payments might be based on the achievement of various regulatory approvals or future sales milestones. Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Contingent consideration obligations in business acquisitions are recorded at fair value on the acquisition date.
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
Sources of Liquidity
In November 2022, we entered into a Sales Agreement with The Goldman Sachs & Co. LLC to create an at-the-market ("ATM") equity program, pursuant to which we may offer to sell shares of our common stock having an aggregate offering gross proceeds of up to $250.0 million. At December 31, 2022, no shares have been issued under the ATM equity program.

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
Cash Flow Discussion
As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $293.6 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the year ended December 31, 2022 was $166.6 million. The components of net cash used in operations included the net loss for the year ended December 31, 2022 of $236.6 million and the net change in operating assets and liabilities of $39.9 million. The change in operating assets was primarily due to increases in accounts receivable of $17.3 million due to increased commercial sales of Galafold®, an increase in prepaid and other current assets of $6.2 million to support commercial activities for Galafold®, and an increase in inventory of $5.3 million. The net cash used in operations was also impacted by a decrease in accounts payable and accrued expenses of $6.4 million, associated with payments of contract manufacturing and third party development services partially offset by increases in sales rebates and royalties associated with increased commercial sales of Galafold®.
Net cash used in operations for the year ended December 31, 2021 was $202.5 million. The components of net cash used in operations included the net loss for the year ended December 31, 2021 of $250.5 million, and the net change in operating assets and liabilities of $28.9 million. The change in operating assets was primarily due to increases in accounts receivable of $8.2 million due to increased commercial sales of Galafold®, an increase in inventory of $7.8 million, and increase in prepaid and other current assets of $5.9 million to support commercial activities for Galafold®. The net cash used in operations was also impacted by an increase in accounts payable and accrued expenses of $7.4 million, mainly related to program expenses and support for the commercial activities of Galafold®, and a decrease due to payment of contingent consideration of $10.4 million associated with meeting certain regulatory milestones during the year.

Net Cash Provided by Investing Activities
Net cash provided by investing activities for the year ended December 31, 2022 was $92.3 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $335.9 million for the sale and redemption of marketable securities and $3.4 million of proceeds from the sale of our property and equipment, partially offset by $243.3 million for the purchase of marketable securities and $3.8 million for capital expenditures.
Net cash provided by investing activities for the year ended December 31, 2021 was $78.8 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $424.0 million for the sale and redemption of marketable securities, partially offset by $341.4 million for the purchase of marketable securities and $3.9 million for capital expenditures.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the year ended December 31, 2022 was $7.5 million. Net cash used in financing activities primarily reflects $11.5 million from payments of employee withholding taxes related to restricted stock unit vesting, partially offset by $4.3 million from the exercise of stock options.
Net cash provided by financing activities for the year ended December 31, 2021 was $212.1 million. Net cash provided by financing activities primarily reflects $199.8 million in net proceeds from the September 2021 private placement of securities, $19.2 million from the exercise of warrants and $10.2 million from the exercise of stock options, partially offset by $15.0 million from payments of employee withholding taxes related to restricted stock unit vesting.
Funding Requirements
We expect to continue to incur significant costs in the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials. Our future capital requirements will depend on a number of factors, including:
•the scope, progress, results and costs of clinical trials for our drug candidates;
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
•the estimates regarding the potential market opportunity for our product and product candidates, including AT-GAA;
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
•the impact of litigation that has been or may be brought against us or of litigation that we are pursuing or may pursue against others, including Hatch-Waxman litigation;
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
•the extent to which our business could be adversely impacted by the effects of the novel coronavirus ("COVID-19") outbreak, including actions by us, governments, our customers, our suppliers, or other third parties to control the spread of COVID-19, or by other health epidemics or pandemics;
•the costs associated with, and our ability to comply with, emerging environmental, social and governance standards;
•our ability to accurately forecast revenue, operating expenditures, or other metrics impacting profitability;
•fluctuations in foreign currency exchange rates; and
•changes in accounting standards.
We may seek additional funding through public or private financings of debt or equity. Based on our current operating model, we believe that the current cash position, which includes expected revenues, is sufficient to fund our operations and ongoing research programs for at least the next 12 months. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
Contractual Obligations and Commitments
As of December 31, 2022, remaining maturities, including interest, on our Senior Secured Term Loan due 2026 was $517.7 million. Refer to "— Note 11. Debt," to the Consolidated Financial Statements for more information.
We are lessees to various operating leases for facilities and equipment. As of December 31, 2022, our undiscounted cash liabilities for operating leases were $168.8 million, with maturities ranging up through fiscal 2044. Refer to “— Note 12. Leases,” to the Consolidated Financial Statements for more information.
We have a number of binding minimum purchase and manufacturing commitments due to our third-party manufacturers. As of December 31, 2022, these purchase and manufacturing obligations totaled $62.4 million. Contracts for which our commitment is variable, based on volumes, with no fixed minimum quantities, and contracts that can be canceled without payment penalties have been excluded. These purchase obligations are in addition to amounts recorded on our December 31, 2022 Consolidated Balance Sheets.
We have no off-balance sheet arrangements as of December 31, 2022 and 2021.
Milestone Payments / Royalties
Callidus - In connection with our acquisition of Callidus Biopharma, Inc. ("Callidus"), we may be obligated to make additional payments to the former stockholders of Callidus upon the achievement of certain clinical milestones of up to $35 million and regulatory milestones of up to $80 million set forth in the merger agreement, provided that the aggregate merger consideration shall not exceed $130 million. As of December 31, 2022, $20 million and $68 million remain outstanding, respectively. Refer to “— Note 10. Assets and Liabilities Measured at Fair Value,” to the Consolidated Financial Statements.

Celenex - In connection with our acquisition of Celenex, Inc. ("Celenex"), we may be obligated to pay up to an additional $10 million in connection with the achievement of certain development milestones, $220 million in connection with the achievement of certain regulatory approval milestones across multiple programs and up to $75 million in tiered sales milestone payments. Celenex has an exclusive license agreement with Nationwide Children’s Hospital ("Nationwide Children’s"). Under this license agreement, Nationwide Children’s is eligible to receive development and sales-based milestones of up to $7.8 million for each product.
University of Pennsylvania - In connection with our license agreement with the University of Pennsylvania ("Penn"), Penn is eligible to receive up to an aggregate of $86.5 million for the achievement of certain milestones and royalty payments with respect to licensed products for each indication. Royalty payments are based on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis.
GlaxoSmithKline - In connection with our collaboration agreement with GlaxoSmithKline ("GSK"), pursuant to which we obtained global rights to develop and commercialize Galafold® as a monotherapy and in combination with ERT for Fabry disease, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S.
Recent Accounting Pronouncements
Please refer to "— Note 2. Summary of Significant Accounting Policies," in our Notes to the Consolidated Financial Statements.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents, and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities, and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $0.5 million as of December 31, 2022. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.
We are exposed to interest rate risk with respect to variable rate debt. At December 31, 2022, we had a $400 million Senior Secured Term Loan due 2026 that bears interest at a rate equal to the 3-month LIBOR, subject to a 1% floor, plus 6.5% per year. We do not currently hedge our variable interest rate debt. The annual average variable interest rate for our variable rate debt as of December 31, 2022 was 8.5%. A hypothetical 100 basis point increase or decrease in the average interest rate on our variable rate debt would result in $4.1 million change in the interest expense as of December 31, 2022.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report. This report appears on the following page.
Dated March 1, 2023

/s/ BRADLEY L. CAMPBELL	/s/ DAPHNE QUIMI
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amicus Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amicus Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amicus Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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
March 1, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amicus Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amicus Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Fair Value Measurement of the Contingent Consideration

Description of the Matter
As described in Note 10 to the consolidated financial statements, the Company has a $21.4 million contingent consideration liability recorded as of December 31, 2022 representing the fair value of additional amounts that management believes are likely to be paid to the former stockholders of Callidus Biopharma, Inc. The determination of the recorded amount of the contingent consideration liabilities requires the Company to make significant estimates and assumptions.

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
Iselin, New Jersey
March 1, 2023

Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$148,813	$245,197
Investments in marketable securities	144,782	237,299
Accounts receivable	66,196	52,672
Inventories	23,816	26,818
Prepaid expenses and other current assets	40,209	34,848
Total current assets	423,816	596,834
Operating lease right-of-use assets, net	29,534	20,586
Property and equipment, less accumulated depreciation of $22,281 and $19,882 at December 31, 2022 and 2021, respectively	30,778	42,496
In-process research & development	23,000	23,000
Goodwill	197,797	197,797
Other non-current assets	19,242	24,427
Total Assets	$724,167	$905,140
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,413	$21,513
Accrued expenses and other current liabilities	93,636	98,153
Contingent consideration payable	21,417	18,900
Operating lease liabilities	8,552	7,409
Total current liabilities	139,018	145,975
Long-term debt	391,990	389,357
Operating lease liabilities	51,578	43,363
Deferred income taxes	4,939	4,930
Deferred reimbursements	4,656	5,906
Other non-current liabilities	8,939	8,240
Total liabilities	601,120	597,771
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 281,108,273 and 278,912,800 shares issued and outstanding at December 31, 2022 and 2021, respectively	2,815	2,808
Additional paid-in capital	2,664,744	2,595,419
Accumulated other comprehensive (loss) gain:
Foreign currency translation adjustment	(11,989)	5,251
Unrealized loss on available-for-sale securities	(116)	(270)
Warrants	83	83
Accumulated deficit	(2,532,490)	(2,295,922)
Total stockholders' equity	123,047	307,369
Total Liabilities and Stockholders' Equity	$724,167	$905,140
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Net product sales	$329,233	$305,514	$260,886
Cost of goods sold	38,599	34,466	31,044
Gross profit	290,634	271,048	229,842
Operating expenses:
Research and development	276,677	272,049	308,443
Selling, general, and administrative	213,041	192,710	156,407
Changes in fair value of contingent consideration payable	1,078	6,514	3,144
Loss on impairment of assets	6,616	—	—
Depreciation and amortization	5,342	6,209	8,846
Total operating expenses	502,754	477,482	476,840
Loss from operations	(212,120)	(206,434)	(246,998)
Other income (expense):
Interest income	3,024	509	3,226
Interest expense	(37,119)	(32,471)	(22,425)
Loss on extinguishment of debt	—	(257)	(7,276)
Other income (expense)	4,176	(2,901)	(781)
Loss before income tax	(242,039)	(241,554)	(274,254)
Income tax benefit (expense)	5,471	(8,906)	(2,598)
Net loss attributable to common stockholders	$(236,568)	$(250,460)	$(276,852)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.82)	$(0.92)	$(1.07)
Weighted-average common shares outstanding — basic and diluted	289,057,198	271,421,986	258,867,380
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net loss	$(236,568)	$(250,460)	$(276,852)
Other comprehensive (loss) gain:
Foreign currency translation adjustment (loss) gain	(17,240)	(3,161)	5,627
Unrealized gain (loss) on available-for-sale securities	154	(85)	(225)
Other comprehensive (loss) gain	(17,086)	(3,246)	5,402
Comprehensive loss	$(253,654)	$(253,706)	$(271,450)

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	255,417,869	$2,598	$2,227,225	$12,387	$2,825	$(1,768,610)	$476,425
Stock options exercised, net	5,233,672	52	42,230	—	—	—	42,282
Vesting of restricted stock units, net of taxes	1,411,920	—	(10,028)	—	—	—	(10,028)
Share-based compensation	—	—	49,151	—	—	—	49,151
Unrealized loss on available-for-sale securities	—	—	—	—	(225)	—	(225)
Foreign currency translation adjustment	—	—	—	—	5,627	—	5,627
Net loss	—	—	—	—	—	(276,852)	(276,852)
Balance at December 31, 2020	262,063,461	2,650	2,308,578	12,387	8,227	(2,045,462)	286,380
Stock options exercised, net	1,461,189	15	10,213	—	—	—	10,228
Common stock issued from equity financing and pre-funded warrants	11,296,660	112	199,552	83	—	—	199,747
Vesting of restricted stock units, net of taxes	1,064,135	—	(15,009)	—	—	—	(15,009)
Share-based compensation	—	—	57,838	—	—	—	57,838
Warrants exercised	2,554,999	26	31,591	(12,387)	—	—	19,230
Equity component of the convertible notes	472,356	5	2,656	—	—	—	2,661
Unrealized loss on available-for-sale securities	—	—	—	—	(85)	—	(85)
Foreign currency translation Adjustment	—	—	—	—	(3,161)	—	(3,161)
Net loss	—	—	—	—	—	(250,460)	(250,460)
Balance at December 31, 2021	278,912,800	2,808	2,595,419	83	4,981	(2,295,922)	307,369
Stock options exercised, net	656,377	7	4,303	—	—	—	4,310
Vesting of restricted stock units, net of taxes	1,539,096	—	(11,490)	—	—	—	(11,490)
Share-based compensation	—	—	76,512	—	—	—	76,512
Unrealized gain on available-for-sale securities	—	—	—	—	154	—	154
Foreign currency translation adjustment	—	—	—	—	(17,240)	—	(17,240)
Net loss	—	—	—	—	—	(236,568)	(236,568)
Balance at December 31, 2022	281,108,273	$2,815	$2,664,744	$83	$(12,105)	$(2,532,490)	$123,047
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(236,568)	$(250,460)	$(276,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	2,634	2,490	1,794
Depreciation and amortization	5,342	6,209	8,846
Share-based compensation	76,512	57,838	49,151
Loss on extinguishment of debt	—	257	7,276
Non-cash changes in the fair value of contingent consideration payable	1,078	6,514	3,144
Foreign currency remeasurement loss	6,121	3,565	5,471
Non-cash deferred taxes	9	34	(155)
Asset impairment charges and other asset write-offs	18,177	—	99
Changes in operating assets and liabilities:
Accounts receivable	(17,330)	(8,189)	(11,219)
Inventories	(5,343)	(7,790)	(4,639)
Prepaid expenses and other current assets	(6,194)	(5,919)	(8,766)
Accounts payable, accrued expenses, and other current liabilities	(6,377)	7,430	(10,610)
Other non-current assets and liabilities	(4,636)	(4,117)	3,170
Payment of contingent consideration	—	(10,353)	—
Net cash used in operating activities	$(166,575)	$(202,491)	$(233,290)
Investing activities
Sale and redemption of marketable securities	335,926	424,043	354,826
Purchases of marketable securities	(243,255)	(341,398)	(365,178)
Capital expenditures	(3,766)	(3,884)	(3,227)
Proceeds from sale of assets	3,411	—	—
Net cash provided by (used in) investing activities	$92,316	$78,761	$(13,579)
Financing activities
Proceeds from issuance of common stock from equity financing and pre-funded warrants, net of issuance costs	—	199,750	—
Payment of long-term debt	—	—	(155,249)
Proceeds from long-term debt, net of issuance costs	—	—	385,929
Payment of finance leases	(283)	(479)	(76)
Purchase of vested restricted stock units, net of taxes	(11,490)	(15,009)	(10,028)
Proceeds from stock options exercised, net	4,310	10,228	42,282
Proceeds from warrants exercised, net	—	19,230	—
Payment of contingent consideration	—	(1,647)	—
Net cash (used in) provided by financing activities	$(7,463)	$212,073	$262,858
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(14,619)	$(5,049)	$3,830
Net increase in cash, cash equivalents, and restricted cash	(96,341)	83,294	19,819
Cash, cash equivalents, and restricted cash at the beginning of the year	249,456	166,162	146,343
Cash, cash equivalents, and restricted cash at the end of the year	$153,115	$249,456	$166,162

	Years Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information
Tenant improvements paid through lease incentive	$—	$300	$470
Cash paid during the period for interest	$34,358	$30,468	$24,683
Capital expenditures unpaid at the end of period	$1,141	$1,448	$985
Cash paid for income taxes	$1,609	$20,032	$10,371
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements

1. Description of Business
Amicus Therapeutics, Inc. (the "Company") is a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. The Company has a portfolio including the first, oral monotherapy for Fabry disease that has achieved widespread global approval and a differentiated biologic for Pompe disease, that is under review with the U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA"), and the United Kingdom ("U.K.") Medicines and Healthcare products Regulatory Agency ("MHRA"). The Company is committed to discovering and developing next generation therapies in Fabry and Pompe diseases.
The cornerstone of the Company's portfolio is Galafold® (also referred to as "migalastat"), the first and only approved oral precision medicine for people living with Fabry disease who have amenable genetic variants. Migalastat is currently approved under the trade name Galafold® in the United States ("U.S."), European Union ("E.U."), U.K., and Japan, with multiple additional approvals granted and applications pending in several geographies around the world.
The lead biologics program of the Company's pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, two-component, potential best-in-class treatment for Pompe disease. In February 2019, the FDA granted Breakthrough Therapy designation ("BTD") to AT-GAA for the treatment of late onset Pompe disease. In September 2021, the FDA set the Prescription Drug User Fee Act ("PDUFA") target action date of May 29, 2022 for the New Drug Application ("NDA") for miglustat and July 29, 2022 for the Biologics License Application ("BLA") for cipaglucosidase alfa. The EMA validated the Marketing Authorization Application (“MAA”) in the fourth quarter of 2021. In May 2022, the FDA extended the review period for the NDA for miglustat and the BLA for cipaglucosidase alfa resulting in revised PDUFA action dates of August 29, 2022 and October 29, 2022, respectively. In October 2022, the FDA deferred action on the BLA for cipaglucosidase alfa, citing the inability to complete the manufacturing facility inspection prior to the PDUFA action date. The Company is actively engaged with the FDA and an inspection has been scheduled. In December 2022, the Committee for Medicinal Products for Human Use ("CHMP") of the EMA adopted a positive opinion recommending market authorization of cipaglucosidase alfa, or Pombiliti™. The regulatory submission process for AT-GAA in the U.K. was initiated in December 2022.
The Company continues to monitor the novel coronavirus (“COVID-19”) pandemic. The Company's commercial operations have not been significantly impacted by the COVID-19 pandemic and the Company gradually continues to see an improvement in patient identification and Galafold® initiation. The Company has maintained operations in all geographies, secured its global supply chain for its commercial and clinical products, as well as maintained the operational integrity of its clinical trials, with minimum disruptions. The Company has been able to continue to meet required commercial demand for Galafold® as well as supply its ongoing Pompe disease clinical studies and access programs including the Early Access to Medicines Scheme ("EAMS") without interruption. In regard to the Company’s regulatory operations, the FDA deferred action on the pending BLA for cipaglucosidase alfa, as a facility inspection was necessary, however, could not be completed by the PDUFA action date due to COVID-19 related travel restrictions. The facility inspection has subsequently been scheduled. Per FDA guidance relating to pre-approval inspections during the COVID-19 pandemic, receipt of a deferral action indicates no deficiencies have been identified and the application otherwise satisfies the requirements for approval.
The Company had an accumulated deficit of $2.5 billion as of December 31, 2022 and anticipates incurring losses through the fiscal year ending December 31, 2023. The Company has historically funded its operations through stock offerings, Galafold® revenues, debt issuances, collaborations, and other financing arrangements.
Based on its current operating model, the Company believes that the current cash position, which includes expected revenues, is sufficient to fund the Company's operations and ongoing research programs for at least the next 12 months. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact the Company's future capital requirements.

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
Additionally, the Company assessed the impact the COVID-19 pandemic had on its operations and financial results as of December 31, 2022 and through the issuance of these financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses.
Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are reported within other comprehensive (loss) gain in the Company's Consolidated Statements of Comprehensive Loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations, or other observable inputs.
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
The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold®. The Company's accounts receivable at December 31, 2022 have arisen from product sales primarily in Europe, the U.S., and Japan. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of December 31, 2022, the Company's allowance for doubtful accounts was $0.2 million.
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
Revenue Recognition
The Company’s net product sales consist primarily of sales of Galafold® for the treatment of Fabry disease. Galafold® sales for the years ended December 31, 2022, 2021 and 2020 were $329.0 million, $305.5 million and $260.9 million, respectively. The Company has recorded revenue on sales where Galafold® is available either on a commercial basis or through a reimbursed early access program. Orders for Galafold® are generally received from distributors and pharmacies, with the ultimate payor often a government authority. In 2022, one customer accounted for 27% of net product sales and 14% of accounts receivable from product sales. In 2021, one customer accounted for 24% of net product sales and 14% of accounts receivable from product sales.
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
The following table summarizes the Company's net product sales disaggregated by geographic area:

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)

	For the Year
(in thousands)	2022	2021	2020
U.S.	$115,946	$95,387	$80,046
Ex-U.S.	213,287	210,127	180,840
Total net product sales	$329,233	$305,514	$260,886
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
Fair Value Measurements
The Company records certain asset and liability balances under the fair value measurements as defined by the Financial Accounting Standard Board ("FASB") guidance. Current FASB fair value guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions that market participant's assumptions would use in pricing assets or liabilities (unobservable inputs classified within Level 3 of the hierarchy).
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
The Company’s tax returns are subject to examination by U.S. Federal, state, and foreign taxing jurisdictions. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not to be sustained.
Other Comprehensive (Loss) Gain
Components of other comprehensive (loss) gain include unrealized gains and losses on available-for-sale securities and (loss) gain on foreign currency transactions and are included in the Consolidated Statements of Comprehensive Loss.
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
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
Equity-based Compensation
At December 31, 2022, the Company had one equity-based employee compensation plan, which is described more fully in "— Note 8. Stockholders' Equity." The Company applies the fair value method of measuring equity-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.
Loss per Common Share
The Company calculates net loss per share as a measurement of the Company's performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period. The Company had a net loss for all periods presented; accordingly, the inclusion of common stock options, unvested restricted stock units, and certain warrants would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same. See "— Note 15. Basic and Diluted Net Loss per Common Share" for further discussion on net loss per share.
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Contingent Consideration Payable
Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable. This does not apply in circumstances when the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets. For contingent consideration payments in business combinations, the Company determines the fair value of contingent acquisition consideration payable on the acquisition date using a probability-based income approach utilizing an appropriate discount rate. The short term and long term portions of the contingent consideration payable is shown on the Company's Consolidated Balance Sheets. The fair value of the contingent consideration payable will be determined each period end and the resulting change will be recorded on the Consolidated Statements of Operations.
Intangible Assets and Goodwill
The Company records goodwill in a business combination when the total consideration exceeds the fair value of the net tangible and identifiable intangible assets acquired. Purchased IPR&D is accounted for as an indefinite lived intangible asset until the underlying project is completed, at which point the intangible asset will be accounted for as a definite lived intangible asset, or abandoned, at which point the intangible asset will be written off or partially impaired. Goodwill and indefinite lived intangible assets are assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company first assesses the qualitative factors to determine if a quantitative test is necessary. If required, or if the Company elects to bypass the qualitative assessment, a quantitative goodwill or IPR&D impairment test is conducted. If it is determined the full carrying amount of IPR&D is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. If it is determined the Company's single reporting unit's carrying value, including goodwill, exceeds its fair value, an impairment loss is recorded for the difference. No indicators of impairment were noted during the years ended December 31, 2022 and 2021.
Recent Accounting Developments
The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company's Consolidated Financial Statements or related disclosures.
3. Goodwill and Intangible Assets
As of December 31, 2022, in connection with the acquisitions, the Company had goodwill of $197.8 million and IPR&D of $23.0 million, which are reported at fair value on the Company's Consolidated Balance Sheets. Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts.
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
The following table represents the changes in IPR&D for the years ended December 31, 2022 and 2021, respectively:

(in millions)
Balance at December 31, 2020	$23.0
Change in IPR&D	—
Balance at December 31, 2021	$23.0
Change in IPR&D	—
Balance at December 31, 2022	$23.0
The following table represents the changes in Goodwill for the years ended December 31, 2022 and 2021, respectively:

(in millions)
Balance at December 31, 2020	$197.8
Change in goodwill	—
Balance at December 31, 2021	$197.8
Change in goodwill	—
Balance at December 31, 2022	$197.8

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of December 31, 2022, the Company held $148.8 million in cash and cash equivalents and $144.8 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive (loss) gain in the Consolidated Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss the Company would recognize an allowance and the corresponding credit loss would be included in earnings.
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
Cash, cash equivalents, and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of December 31, 2022
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$148,813	$—	$—	$148,813
Commercial paper	144,299	82	—	144,381
Money market	350	—	—	350
Certificate of deposit	51	—	—	51
	$293,513	$82	$—	$293,595
Included in cash and cash equivalents	$148,813	$—	$—	$148,813
Included in marketable securities	144,700	82	—	144,782
Total cash, cash equivalents, and marketable securities	$293,513	$82	$—	$293,595

	As of December 31, 2021
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$245,197	$—	$—	$245,197
Commercial paper	174,578	7	(54)	174,531
Corporate debt securities	32,322	—	(11)	32,311
Asset-backed securities	30,070	—	(14)	30,056
Money market	350	—	—	350
Certificate of deposit	51	—	—	51
	$482,568	$7	$(79)	$482,496
Included in cash and cash equivalents	$245,197	$—	$—	$245,197
Included in marketable securities	237,371	7	(79)	237,299
Total cash, cash equivalents, and marketable securities	$482,568	$7	$(79)	$482,496

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
For both the years ended December 31, 2022 and 2021, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
The Company had no marketable securities in an unrealized loss position as of December 31, 2022. Unrealized loss positions in the marketable securities as of December 31, 2021 reflect temporary impairments and were not a result of credit loss. Additionally, as these positions were in a loss position for less than twelve months and the Company did not intend to sell these securities before recovery, the losses were recognized in other comprehensive (loss) gain. The fair value of these marketable securities in unrealized loss positions was $173.4 million as of December 31, 2021.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$148,813	$245,197	$163,240
Restricted cash	4,302	4,259	2,922
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$153,115	$249,456	$166,162
5. Inventories
Inventories consist of raw materials, work in process, and finished goods related to the manufacture of Galafold®. The following table summarizes the components of inventories:

(in thousands)	December 31, 2022	December 31, 2021
Raw materials	$10,054	$12,289
Work-in-process	9,615	10,699
Finished goods	4,147	3,830
Total inventories	$23,816	$26,818
The Company's reserve for inventory was $0.4 million and $1.1 million as of December 31, 2022 and 2021, respectively.

6. Property and Equipment
Property and equipment consist of the following:

	December 31,
(in thousands)	2022	2021
Leasehold improvements	$24,162	$24,168
Research equipment	16,345	16,663
Computer equipment	4,486	5,720
Construction in progress	4,160	8,229
Furniture and fixtures	2,734	3,163
Computer software	1,106	1,174
Vehicles	66	71
Land	—	3,190
Gross property and equipment	53,059	62,378
Less accumulated depreciation	(22,281)	(19,882)
Net property and equipment	$30,778	$42,496
Depreciation expense was $4.8 million and $5.7 million for the years ended December 31, 2022 and 2021, respectively. Additionally, during the year ended December 31, 2022, in connection with the strategic prioritization of its gene therapy portfolio, the Company performed an assessment of its fixed assets. As a result, the Company recognized an impairment charge of $6.6 million.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2022	2021
Accrued compensation and benefits	$25,701	$24,258
Accrued sales rebates and discounts	21,886	15,989
Accrued program fees	10,515	13,294
Accrued contract manufacturing & contract research costs	8,230	20,361
Accrued royalties	6,908	4,522
Accrued professional fees	6,868	9,377
Accrued taxes	5,938	6,154
Other	7,590	4,198
	$93,636	$98,153
8. Stockholders' Equity
Common Stock and Warrants
As of December 31, 2022, the Company was authorized to issue 500 million shares of common stock. Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.

In November 2022, the Company entered into a Sales Agreement with The Goldman Sachs & Co. LLC to create an at-the-market ("ATM") equity program, pursuant to which the Company may offer to sell shares of its common stock having an aggregate offering gross proceeds of up to $250.0 million. At December 31, 2022, no shares have been issued under the ATM equity program.
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
Nonqualified Cash Deferral Plan
The Company's Deferral Plan provides certain key employees and members of the Board of Directors, as selected by the Compensation Committee, with an opportunity to defer the receipt of such participant's base salary, bonus, and director's fees, as applicable. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code of 1986 as amended.
The Company had a deferred compensation investment balance of $5.5 million and $4.8 million as of December 31, 2022 and 2021, respectively, with corresponding approximate amounts of liability.
Deferral Plan investment assets are classified as trading securities and recorded at fair value with changes in the investments' fair value recognized as earnings in the period they occur. Deferred compensation liability amounts under the Deferral Plan are included in other long-term liabilities.
Equity Incentive Plan
The Company's Amended and Restated 2007 Equity Incentive Plan (the "Plan") provides for the granting of restricted stock units and options to purchase common stock in the Company to employees, directors, advisors, and consultants at a price to be determined by the Company's Board of Directors. The Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company's business. Under the provisions of the Plan, no option will have a term in excess of 10 years. The Board of Directors, or its committee, is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. Options granted pursuant to the Plan generally vest 25% on the first year anniversary date of grant plus an additional 1/48th for each month thereafter and may be exercised in whole or in part for 100% of the shares vested at any time after the date of grant. As of December 31, 2022, the Company has reserved up to 15,472,672 shares for issuance under the Plan.

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
The Plan provides for certain benefits to qualifying Plan participants who separate from service with the Company due to death, disability or "retirement" (as such term is defined under the Plan) ("Qualified Participants"). Options granted under the Plan to a Qualified Participant shall continue to vest until the 2nd anniversary of the Qualified Participant’s separation and all vested options held by such Qualified Participant shall remain exercisable until the earlier of the 4th anniversary of the Qualified Participant’s separation or the original expiration date of the option. Options that are not exercised during this exercise period shall be forfeited. Time-based restricted stock units and restricted stock granted to a Qualified Participant under the Plan that was scheduled to vest within the two year period following the Qualified Participant's separation shall accelerate and be delivered upon such separation. Any time-based restricted stock units or restricted stock that would have vested after such two year period will be forfeited upon the Qualified Participant's separation. Also, per the Amendment, any performance-based restricted stock units under the Plan ("PRSUs") received by the Qualified Participant, shall remain eligible to vest after the Qualified Participant’s separation based on the actual performance of the Company through the end of the performance period applicable to any such PRSUs.
Stock Option Grants
The Company uses the fair value method of measuring share-based compensation, using the fair value of each equity award granted. The Company chose the ‘‘straight-line’’ attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the vesting period of the related awards.
The Company uses the Black-Scholes option pricing model when estimating the grant date fair value for share-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is based on the Company's historical volatility. The average expected life is determined using the Company's actual historical data. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.
The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2022	2021	2020
Expected stock price volatility	62.1%	65.4%	75.1%
Risk free interest rate	1.7%	0.6%	1.6%
Expected life of options (years)	5.34	5.40	5.67
Expected annual dividend per share	$—	$—	$—
The weighted average grant-date fair value per share of options granted during 2022, 2021, and 2020 were $6.11, $9.08, and $6.40, respectively.

A summary of the Company's stock options for the year ended December 31, 2022 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2019	16,724	$9.15
Granted	4,362	$9.98
Exercised	(5,243)	$8.11
Forfeited	(1,376)	$10.42
Expired	(435)	$13.33
Options outstanding, December 31, 2020	14,032	$9.54
Granted	3,262	$16.53
Exercised	(1,483)	$7.05
Forfeited	(844)	$12.97
Expired	(236)	$13.28
Options outstanding, December 31, 2021	14,731	$11.08
Granted	5,733	$11.53
Exercised	(660)	$6.58
Forfeited	(495)	$12.57
Expired	(245)	$12.84
Options outstanding, December 31, 2022	19,064	$11.31	6.6	$36.7
Vested and unvested expected to vest, December 31, 2022	17,492	$11.22	6.4	$35.1
Exercisable at December 31, 2022	10,938	$10.59	5.0	$29.0
The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $2.5 million, $8.5 million, and $40.9 million, respectively. Cash proceeds from stock options exercised during the years ended December 31, 2022, 2021, and 2020 were $4.3 million, $10.2 million, and $42.3 million, respectively. As of December 31, 2022, the total unrecognized compensation cost related to non-vested stock options granted was $31.1 million and is expected to be recognized over a weighted average period of three years.

Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2019	5,792	$11.18
Granted	4,692	$11.29
Vested	(2,164)	$10.70
Forfeited	(1,240)	$11.14
Non-vested units as of December 31, 2020	7,080	$11.35
Granted	3,191	$16.94
Vested	(1,863)	$15.77
Forfeited	(1,067)	$12.82
Non-vested units as of December 31, 2021	7,341	$13.90
Granted	5,048	$11.93
Vested	(2,251)	$12.48
Forfeited	(421)	$12.06
Non-vested units as of December 31, 2022	9,717	$13.07	2.1	$118.6
As of December 31, 2022, there was $50.4 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Consolidated Statements of Operations related to the equity awards:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Research and development expense	$25,089	$17,340	$20,817
Selling, general, and administrative expense	51,423	40,498	28,334
Total equity compensation expense	$76,512	$57,838	$49,151
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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2022 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$144,381	$144,381
Money market	5,808	5,808
	$150,189	$150,189

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$21,417	$21,417
Deferred compensation plan liability	5,458	—	5,458
	$5,458	$21,417	$26,875
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
The Company did not have any Level 3 assets as of December 31, 2022 or 2021.

Cash, Money Market Funds and Marketable Securities
The Company classifies its cash within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in an active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available-for-sale and classifies these assets and the money market funds within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2022. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2022.
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
The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB200 Pompe disease program:

Contingent Consideration Liability	Fair Value as of December 31, 2022	Valuation Technique	Unobservable Input	Range
	(in thousands)
			Discount rate	10.2%
Clinical and regulatory milestones	$21,417	Probability weighted discounted cash flow	Probability of achievement of milestones	88%-98%
			Projected year of payments	2023
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
The Company reached a regulatory milestone in September 2021 associated with FDA approval of the first BLA and in November 2021 associated with EMA validation of the MAA, both related to the contingent consideration of Callidus for the ATB200 Pompe disease program. The satisfaction of these milestones resulted in the collective milestone payment of $12.0 million.

The following table shows the change in the balance of contingent consideration payable for the year ended December 31, 2022 and 2021, respectively:

	Years ended December 31,
(in thousands)	2022	2021
Balance, beginning of the period	$20,339	$25,825
Changes in fair value during the period, included in the Consolidated Statements of Operations	1,078	6,514
Payment of contingent consideration in cash	—	(12,000)
Balance, end of the period(1)	$21,417	$20,339
______________________________
(1) As certain milestones are expected to be reached within the next twelve months, the December 31, 2022 balance was recorded as a current liability in the Consolidated Balance Sheets.
11. Debt
The Company's debt consists of the following:

(in thousands)	December 31, 2022	December 31, 2021
Senior Secured Term Loan due 2026:
Principal	$400,000	$400,000
Less: debt discount (1)	(4,571)	(6,074)
Less: deferred financing (1)	(3,439)	(4,569)
Net carrying value of Long-term debt	$391,990	$389,357
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

Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the years ended December 31, 2022 and 2021, respectively:

(in thousands, except interest rate amounts)	December 31, 2022	December 31, 2021
Contractual interest expense	$34,446	$30,473
Amortization of debt discount	$1,503	$1,462
Amortization of deferred financing	$1,131	$1,028
Effective interest rate of the liability component, Senior Secured Term Loan due 2026	12.1%	8.4%
12. Leases
The Company currently has operating leases for office and research laboratory space, equipment, and vehicles under agreements expiring at various dates through 2044, which include renewal options on leases which the Company is reasonably certain to exercise.
For the years ended December 31, 2022, and 2021, operating lease expense was $9.8 million and $10.0 million and variable lease expense was $1.7 million and $2.1 million, respectively. For the years ended December 31, 2022, and 2021, the Company paid $8.3 million and $8.4 million, respectively, for amounts included in the measurement of operating lease liabilities and recorded $8.9 million and $0.3 million, respectively, of right-of-use assets. For the year ended December 31, 2022, there were no tenant improvements paid through lease incentives in exchange for new operating lease liabilities. For the year ended December 31, 2021, there were $0.3 million of tenant improvements paid through lease incentives in exchange for new operating lease liabilities.
Commitments under finance leases are not significant for the year ended December 31, 2022.

Supplemental balance sheet information related to operating leases were as follows:

(in thousands, except year and discount rate amounts)	December 31, 2022	December 31, 2021
Operating lease ROU assets, net	$29,534	$20,586

Current portion of the operating lease liabilities	$8,552	$7,409
Non-current portion of the operating lease liabilities	51,578	43,363
Total operating lease liability	$60,130	$50,772

Weighted-average remaining lease terms (years)	17.0	19.6
Weighted-average discount rate	12.2%	13.1%
At December 31, 2022, the future minimum operating lease payments were as follows:

(in thousands)	Operating Lease
2023	$9,466
2024	8,624
2025	8,419
2026	8,571
2027	8,754
Thereafter	124,979
Total lease payments	168,813
Less lease incentives	(22,299)
Less imputed interest	(86,384)
Total operating lease liability	$60,130

13. Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years Ended December 31,
(in thousands)	2022	2021	2020
United States	$(343,424)	$(333,571)	$(365,332)
Foreign	101,385	92,017	91,078
Total	$(242,039)	$(241,554)	$(274,254)
Following were the components of income tax expense (benefit) for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Current
Federal	$—	$—	$—
State	6	15	11
Foreign	(5,760)	8,857	4,163
Deferred
Federal	274	—	(1,421)
State	9	34	(155)
Foreign	—	—	—
Total	$(5,471)	$8,906	$2,598
A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Years Ended December 31,
	2022	2021	2020
Statutory rate	(21)%	(21)%	(21)%
Tax credits	(11)	(9)	(7)
Impact of foreign operations	18	3	4
Other	3	3	2
Valuation allowance	9	28	23
Net	(2)%	4%	1%
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

Beginning in 2022, the Tax Act eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively.
Tax returns for years 2017 through 2022 are open to examination by tax authorities. The Company is also subject to examination in any period for which it has net operating losses.
Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Deferred tax assets
Intellectual property	$68,567	$105,453
Research tax credit	223,366	205,095
Capitalized research and development costs	29,317	—
Net operating loss carry forwards	315,444	334,762
Share-based compensation	16,417	11,779
Interest carry forward limitation	12,558	8,285
Lease liability	11,428	9,105
Inventory	10,400	—
Other	20,109	17,748
Gross deferred tax assets	707,606	692,227
Deferred tax liabilities
Business acquisition	(4,939)	(4,930)
Royalty payable	(68,567)	(105,453)
Other	(6,806)	(4,932)
Total net deferred tax assets	627,294	576,912
Less: valuation allowance	(632,233)	(581,842)
Net deferred tax liability	$(4,939)	$(4,930)
The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2022 and 2021, the Company recorded valuation allowances of $632.2 million and $581.8 million, respectively, representing an increase in the valuation allowance of $50.4 million in 2022, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years. The deferred tax liability related to business acquisitions pertains to the basis difference in IPR&D acquired by the Company. The Company's policy is to record a deferred tax liability related to acquired IPR&D that may eventually be realized either upon amortization of the asset when the research is completed, and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful.

As of December 31, 2022, the Company had federal and state net operating loss carry forwards ("NOLs") of approximately $1,183 million and $992 million, respectively. The federal carry forward for losses generated prior to 2018 will expire in 2029 through 2037. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the Tax Act. Most of the state carry forwards generated prior to 2009 have expired through 2016. The remaining state carry forwards including those generated in 2009 through 2022 will expire in 2029 through 2040. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past and could occur again in the future. Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. The Company may experience ownership changes in the future as a result of shifts in the stock ownership some of which are outside the Company's control. The Company completed a detailed study of the NOLs for the tax year 2022 and determined that there was not an ownership change in excess of 50%. Ownership changes in future periods may place additional limits on the Company's ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently decrease the amount of state attributes and increase state taxes owed.
The Company also has research and experimentation and orphan drug credit carryforwards of approximately $36.4 million and $187.0 million, respectively, which will expire in the years 2030 through 2040. Deferred tax assets for these carryforwards are subject to a full valuation allowance.
14. Collaborative Agreements
University of Pennsylvania
In October 2018, as amended, the Company entered into a collaboration agreement with the University of Pennsylvania ("Penn") to pursue research and development of novel gene therapies. The Company's gene therapy portfolio pipeline expanded to include Pompe disease, Fabry disease and other rare diseases.
In December 2022, the Company entered into a mutual termination agreement (the "Termination Agreement") pursuant to which the Company and Penn mutually agreed to terminate the collaboration agreement, as amended. In connection with the Termination Agreement, the Company agreed to pay Penn an aggregate of $23.7 million in connection with an unpaid portion of the discovery support payments, research program wind-down activities, and outstanding patent costs which was recorded as a component of research and development expense within the Consolidated Statements of Operations.
Concurrently, the Company entered into a license agreement with Penn pursuant to which it obtained a license with respect to the pre-clinical research and development of next generation parvovirus gene therapy products for the treatment of Pompe disease and Fabry disease. Under the agreement, the Company will be responsible for clinical development and commercialization of the licensed products for the indications and Penn is eligible to receive certain milestone and royalty payments with respect to licensed products for each indication, up to an aggregate of $86.5 million per indication. Royalty payments are based on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis.
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
The contingent milestone payments due to GSK are recorded within the other current and other non-current liabilities accounts on the Consolidated Balance Sheets. Sales based tiered royalties due to GSK are recorded within the cost of goods sold within the Consolidated Statements of Operations.

For the year ended December 31, 2022, under the GSK collaboration agreements, the Company incurred approximately $25.1 million of royalty expenses. As of December 31, 2022, $7.4 million was recorded as deferred reimbursements and the Company recognized a liability of $6.9 million related to royalties payable to GSK within accrued expenses in the Consolidated Balance Sheets.
15. Legal Proceedings
In the fourth quarter of 2022, the Company received Paragraph IV Certification Notice Letters from Teva Pharmaceuticals USA, Inc. ("Teva"), Aurobindo Pharma Limited ("Aurobindo"), and Lupin Limited ("Lupin") in connection with Abbreviated New Drug Applications (“ANDA”) filed with the FDA requesting approval to market generic Galafold®. In November 2022, the Company filed four lawsuits against Teva, Lupin, and Aurobindo in the U.S. District Court for the District of Delaware for infringement of its Orange Book-listed patents and will vigorously enforce its Galafold® intellectual property rights.
16. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Years Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(236,568)	$(250,460)	$(276,852)
Denominator:
Weighted average common shares outstanding — basic and diluted	289,057,198	271,421,986	258,867,380
Dilutive common stock equivalents would include the dilutive effect of outstanding common stock options, unvested RSUs, outstanding warrants for common stock equivalents, and convertible debt units. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect.
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	Years ended December 31,
(in thousands)	2022	2021	2020
Options to purchase common stock	19,064	14,731	14,032
Unvested restricted stock units	9,717	7,341	7,080
Outstanding warrants, convertible to common stock	—	—	2,555
Convertible notes	—	—	462
Total number of potentially issuable shares	28,781	22,072	24,129

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 9B.    OTHER INFORMATION.
None.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive proxy statement for our 2023 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.
Item 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference from the Proxy Statement under the caption "Executive Officers," "Section 16(a) Reports," "Proposal No. 1 — Election of Directors," "Committees of the Board and Meetings."
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
Item 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference from the Proxy Statement under the caption "Compensation Discussion and Analysis," "Compensation and Leadership Development Committee Report," and "Compensation and Leadership Development Committee Interlocks and Insider Participation."
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference from the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Securities Authorized for Issuance under our Equity Compensation Plan."
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference from the Proxy Statement under the captions "Policies and Procedures for Related Party Transactions," and "Director Independence."
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
3. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
1.1	Equity Distribution Agreement, dated November 7, 2022, by and between Amicus Therapeutics, Inc. and Goldman Sachs & Co. LLC	Form 8-K	11/7/2022	1.1
2.1	Agreement and Plan of Merger, dated November 19, 2013, by and among Amicus Therapeutics, Inc., CB Acquisition Corp., Callidus BioPharma, Inc., and Cuong Do	Form 8-K	2/12/2014	2.1
2.2	Amendment to Agreement and Plan of Merger, dated September 30, 2015, by and among the Registrant, Titan Merger Sub Corp. and Scioderm, Inc.	Form 8-K	9/30/2015	2.2
+2.3	Agreement and Plan of Merger, dated July 5, 2016, by and among MiaMed, Inc., the Registrant and Minervas Merger Sub, Inc.	Form 8-K	7/6/2016	2.1
+2.4	Agreement and Plan of Merger, dated as of September 19, 2018, by and among Amicus Therapeutics, Inc., Columbus Merger Sub Corp., Celenex, Inc. and Shareholder Representative Services LLC, solely in its capacity as the Shareholders’ Representative	Form 8-K	9/25/2018	2.1
3.1	Restated Certificate of Incorporation of the Registrant.	Form 10-K	2/28/2012	3.1
3.2	Restated By-laws of the Registrant.	S-1/A (333-141700)	4/27/2007	3.4
3.3	Certificate of Amendment to the Registrant's Restated Certificate of Incorporation, as amended.	Form 8-K	6/10/2015	3.1
3.4	Certificate of Amendment to the Restated Certificate of Incorporation	Form 8-K	6/8/2018	3.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1 (333-141700)	3/30/2007	4.1
4.2	Form of Indenture	Form S-3ASR	4/24/2016	4.7
4.3	Description of the Registrant's securities	Form 10-K	3/2/2020	4.8
4.4	Form of Pre-Funded Warrant	Form 8-K	9/29/2021	4.1
4.5	Securities Purchase Agreement, dated September 29, 2021, by and between the Company and Redmile Group LLC	Form 8-K	9/29/2021	10.3
4.6	Securities Purchase Agreement, dated September 29, 2021, by and between the Company and Perceptive Life Sciences Master Fund, Ltd.	Form 8-K	9/29/2021	10.4
4.7	Securities Purchase Agreement, dated September 29, 2021, by and among the Company and the Purchasers identified on the signature pages thereto	Form 8-K	9/29/2021	10.5
*10.1	2002 Equity Incentive Plan, as amended, and forms of option agreements thereunder	S-1/A (333-141700)	4/27/2007	10.1
10.2	Form of Director and Officer Indemnification Agreement	8-K	12/28/2022	10.1
*10.3	Amended and Restated 2007 Director Option Plan and form of option agreement	Form 8-K	6/18/2010	10.2
10.4	Securities Purchase Agreement, dated November 20, 2013 by and among the Company and the purchasers identified therein	Form 8-K	11/20/2013	10.1
+10.5	Second Restated Agreement, dated November 19, 2013 by and between the Registrant and Glaxo Group Limited	Form 10-K	3/3/2014	10.46
*10.6	Amicus Amicus Therapeutics, Inc. Amended and Restated Restricted Stock Unit Deferral Plan	Form 8-K	12/28/2017	10.1
*10.7	Amended and Restated 2007 Equity Incentive Plan	DEF 14A	4/27/2021	A
*10.8	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/28/2016	10.1
10.9	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 8-K	12/30/2016	10.1
10.10	Amendment #1 to the Amicus Therapeutics, Inc. Cash Deferral Plan.	Form 8-K	10/26/2014	10.1
10.11	Amendment #2 to the Amicus Therapeutics, Inc. Cash Deferral Plan.	Form 8-K	12/19/2019	10.1
*10.12	Employment Agreement, dated August 1, 2022, by and between the Registrant and Bradley L. Campbell.	Form 8-K	8/1/2022	10.1
*10.13	Employment Agreement, dated February 23, 2022, by and between the Registrant and John F. Crowley.	Form 8-K	2/24/2022	10.2
*10.14	Employment Agreement dated February 18, 2020 between the Registrant and Ellen S. Rosenberg	Form 10-K	3/2/2020	10.45
*10.15	Employment Agreement dated February 18, 2020, between the Registrant and Daphne Quimi	Form 10-K	3/2/2020	10.48
*10.16	Employment Agreement dated February 18, 2020 between the Registrant and Hung Do	Form 10-K	3/2/2020	10.49

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
*10.17	Amendment to Employment and Confidentiality Agreements dated September 28, 2021 by and between the Registrant and Hung Do.	Form 8-K	9/29/2021	10.8
*10.18	Employment Agreement dated February 18, 2020 between the Registrant and David Clark				X
*10.19	Employment Agreement dated February 18, 2020 between the Registrant and Jeffrey Castelli				X
10.20	Loan Agreement, dated as of July 17, 2020, by and among Amicus Therapeutics International Holding Ltd, as Borrower, Amicus Therapeutics, Inc. as Parent and a Guarantor, certain subsidiaries of Parent as additional Guarantors, and Hayfin Services LLP as Agent for certain lenders	Form 10-Q	8/10/2020	10.2
*10.21	Form of Board Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	3/1/2021	10.39
*10.22	Form of Board Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	3/1/2021	10.41
*10.23	Form of Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	3/1/2021	10.42
*10.24	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	2/24/2022	10.25
++10.25	License Agreement dated December 22, 2022, by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania				X
++10.26	Mutual Termination Agreement dated December 22, 2022, by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.				X
21	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
101	The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.				X
104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (included in Exhibit 101).				X
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2023.

AMICUS THERAPEUTICS, INC. (Registrant)
By:	/s/ Bradley L. Campbell
Bradley L. Campbell Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley L. Campbell	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2023
(Bradley L. Campbell)

/s/ Daphne Quimi	Chief Financial Officer (Principal Financial Officer and Principle Accounting Officer)	March 1, 2023
(Daphne Quimi)

/s/ John F. Crowley	Executive Chairman	March 1, 2023
(John F. Crowley)

/s/ Margaret G. McGlynn	Director	March 1, 2023
(Margaret G. McGlynn)

/s/ Michael G. Raab	Director	March 1, 2023
(Michael G. Raab)

/s/ Glenn Sblendorio	Director	March 1, 2023
(Glenn Sblendorio)

/s/ Craig Wheeler	Director	March 1, 2023
(Craig Wheeler)

/s/ Lynn Bleil	Director	March 1, 2023
(Lynn Bleil)

Signature	Title	Date

/s/ Burke Whitman	Director	March 1, 2023
(Burke Whitman)

/s/ Michael A. Kelly	Director	March 1, 2023
(Michael A. Kelly)

/s/ Eiry W. Roberts, M.D.	Director	March 1, 2023
(Eiry W. Roberts, M.D.)