Form 10-Q
period 2023-03-31
AMICUS THERAPEUTICS, INC.
filed 2023-05-10
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of April 27, 2023 was 284,575,686 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended March 31, 2023

i

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
In light of these risks and uncertainties, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Those factors and the other risk factors described herein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Our forward-looking statements do not reflect the potential impact of any future collaborations, alliances, business combinations, partnerships, strategic out-licensing of certain assets, the acquisition of preclinical-stage, clinical-stage, marketed products or platform technologies or other investments we may make. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.
You should read this Quarterly Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (including the documents incorporated by reference therein) completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements speak only as of the date of this report. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$160,602	$148,813
Investments in marketable securities	106,507	144,782
Accounts receivable	68,178	66,196
Inventories	27,004	23,816
Prepaid expenses and other current assets	37,406	40,209
Total current assets	399,697	423,816
Operating lease right-of-use assets, net	28,483	29,534
Property and equipment, less accumulated depreciation of $22,901 and $22,281 at March 31, 2023 and December 31, 2022, respectively	31,406	30,778
Intangible assets, less accumulated amortization of $36 and $0 at March 31, 2023 and December 31, 2022, respectively	22,964	23,000
Goodwill	197,797	197,797
Other non-current assets	20,172	19,242
Total Assets	$700,519	$724,167
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,965	$15,413
Accrued expenses and other current liabilities	92,747	93,636
Contingent consideration payable	12,668	21,417
Operating lease liabilities	8,005	8,552
Total current liabilities	138,385	139,018
Long-term debt	392,658	391,990
Operating lease liabilities	51,349	51,578
Deferred reimbursements	5,906	4,656
Deferred income taxes	—	4,939
Other non-current liabilities	9,648	8,939
Total liabilities	597,946	601,120
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 283,300,585 and 281,108,273 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2,820	2,815
Additional paid-in capital	2,691,836	2,664,744
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(6,543)	(11,989)
Unrealized loss on available-for-sale securities	(201)	(116)
Warrants	83	83
Accumulated deficit	(2,585,422)	(2,532,490)
Total stockholders’ equity	102,573	123,047
Total Liabilities and Stockholders’ Equity	$700,519	$724,167
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Net product sales	$86,270	$78,715
Cost of goods sold	6,942	7,582
Gross profit	79,328	71,133
Operating expenses:
Research and development	41,499	81,517
Selling, general, and administrative	73,957	58,116
Changes in fair value of contingent consideration payable	251	(1,188)
Loss on impairment of assets	—	6,616
Depreciation and amortization	1,257	1,411
Total operating expenses	116,964	146,472
Loss from operations	(37,636)	(75,339)
Other (expense) income:
Interest income	2,199	133
Interest expense	(11,844)	(8,147)
Other (expense) income	(5,938)	1,902
Loss before income tax	(53,219)	(81,451)
Income tax benefit (expense)	287	(3,809)
Net loss attributable to common stockholders	$(52,932)	$(85,260)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.18)	$(0.30)
Weighted-average common shares outstanding — basic and diluted	291,336,750	288,481,741

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(52,932)	$(85,260)
Other comprehensive gain (loss):
Foreign currency translation adjustment gain (loss)	5,446	(5,671)
Unrealized loss on available-for-sale securities	(85)	(338)
Other comprehensive gain (loss)	5,361	(6,009)
Comprehensive loss	$(47,571)	$(91,269)
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended March 31, 2023

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	281,108,273	$2,815	$2,664,744	$83	$(12,105)	$(2,532,490)	$123,047
Stock options exercised, net	384,108	3	2,652	—	—	—	2,655
Vesting of restricted stock units, net of taxes	1,612,975	—	(12,806)	—	—	—	(12,806)
Stock-based compensation	—	—	34,894	—	—	—	34,894
Issuance of shares in connection with at-the-market offering, net of issuance costs	195,229	2	2,352	—	—	—	2,354
Unrealized loss on available-for-sale securities	—	—	—	—	(85)	—	(85)
Foreign currency translation adjustment	—	—	—	—	5,446	—	5,446
Net loss	—	—	—	—	—	(52,932)	(52,932)
Balance at March 31, 2023	283,300,585	$2,820	$2,691,836	$83	$(6,744)	$(2,585,422)	$102,573

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	278,912,800	$2,808	$2,595,419	$83	$4,981	$(2,295,922)	$307,369
Stock options exercised, net	145,449	1	858	—	—	—	859
Vesting of restricted stock units, net of taxes	1,075,607	—	(8,993)	—	—	—	(8,993)
Stock-based compensation	—	—	30,651	—	—	—	30,651
Unrealized loss on available-for-sale securities	—	—	—	—	(338)	—	(338)
Foreign currency translation adjustment	—	—	—	—	(5,671)	—	(5,671)
Net loss	—	—	—	—	—	(85,260)	(85,260)
Balance at March 31, 2022	280,133,856	$2,809	$2,617,935	$83	$(1,028)	$(2,381,182)	$238,617

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(52,932)	$(85,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	667	637
Depreciation and amortization	1,257	1,411
Stock-based compensation	34,894	30,651
Non-cash changes in the fair value of contingent consideration payable	251	(1,188)
Foreign currency remeasurement loss	5,885	673
Deferred taxes	(4,939)	—
Asset impairment charges and other asset write-offs	—	6,616
Changes in operating assets and liabilities:
Accounts receivable	(1,367)	(1,000)
Inventories	(3,158)	1,812
Prepaid expenses and other current assets	1,839	3,332
Accounts payable, accrued expenses, and other current liabilities	(72)	(14,563)
Other non-current assets and liabilities	(394)	(1,436)
Net cash used in operating activities	$(18,069)	$(58,315)
Investing activities
Sale and redemption of marketable securities	54,944	108,328
Purchases of marketable securities	(16,747)	(49,244)
Capital expenditures	(1,942)	(871)
Net cash provided by investing activities	$36,255	$58,213
Financing activities
Payment of finance leases	(28)	(20)
Purchase of vested restricted stock units, net of taxes	(12,806)	(8,993)
Proceeds from stock options exercised, net	2,655	859
Proceeds from the issuance of shares in connection with at-the-market offering, net of issuance costs	2,354	—
Net cash used in financing activities	$(7,825)	$(8,154)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$1,507	$(3,377)
Net increase (decrease) in cash, cash equivalents, and restricted cash at the end of the period	11,868	(11,633)
Cash, cash equivalents, and restricted cash at the beginning of period	153,115	249,456
Cash, cash equivalents, and restricted cash at the end of period	$164,983	$237,823
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$11,361	$7,509
Cash paid for taxes	$178	$456
Capital expenditures unpaid at the end of period	$1,260	$72
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
1. Description of Business
Amicus Therapeutics, Inc. (the "Company") is a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. The Company has a portfolio including the first, oral monotherapy for Fabry disease that has achieved widespread global approval and a differentiated biologic for Pompe disease, that is under regulatory review. The Company is committed to discovering and developing next generation therapies in Fabry and Pompe diseases.
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
The lead biologics program of the Company's pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, two-component, potential best-in-class treatment for Pompe disease. AT-GAA is currently under review with regulatory authorities. In October 2022, the U.S. Food and Drug Administration ("FDA") deferred action on the BLA for cipaglucosidase alfa, citing the inability to complete the manufacturing site inspection prior to the PDUFA action date. In the second quarter of 2023, the FDA completed the required pre-approval inspection of the manufacturing site. The Company believes the comments and observations received at the close of the FDA inspection are all addressable. In March 2023, the European Commission ("EC") granted approval for Pombiliti™ (cipaglucosidase alfa) to be used in combination with miglustat for adults with late-onset Pompe disease ("LOPD"). In April 2023, the Committee for Medicinal Products for Human Use of the European Medicines Agency adopted a positive opinion on Opfolda™ (miglustat), the enzyme stabilizer component of AT-GAA. The regulatory submission process for AT-GAA in the U.K. was initiated in December 2022.
The Company continues to monitor the novel coronavirus (“COVID-19”) pandemic. The Company's commercial operations have not been significantly impacted by the COVID-19 pandemic and the Company gradually continues to see an improvement in patient identification and Galafold® initiation. The Company has maintained operations in all geographies, secured its global supply chain for its commercial and clinical products, as well as maintained the operational integrity of its clinical trials, with minimum disruptions. The Company has been able to continue to meet required commercial demand for Galafold® as well as supply its ongoing Pompe disease clinical studies and access programs including the Early Access to Medicines Scheme ("EAMS") without interruption. In regard to the Company's regulatory operations, the FDA deferred action on the pending BLA for cipaglucosidase alfa, as a site inspection was necessary, however, could not be completed by the PDUFA action date due to COVID-19 pandemic related travel restrictions. In the second quarter of 2023, the FDA completed the required pre-approval inspection of the manufacturing site. Per FDA guidance related to pre-approval inspections during the COVID-19 pandemic, receipt of a deferral action indicates no deficiencies have been identified and the application otherwise satisfies the requirements for approval.
The Company had an accumulated deficit of $2.6 billion as of March 31, 2023 and anticipates incurring losses through the fiscal year ending December 31, 2023. The Company has historically funded its operations through stock offerings, Galafold® revenues, debt issuances, collaborations, and other financing arrangements.
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
The accompanying unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company's financial statements and related notes as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. For a complete description of the Company's accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Additionally, the Company assessed the impact the COVID-19 pandemic had on its operations and financial results as of March 31, 2023 and through the issuance of these financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses.
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
The Company is subject to credit risk from its accounts receivable related to its product sales of Galafold®. The Company's accounts receivable at March 31, 2023 have arisen from product sales primarily in Europe, the U.S., and Japan. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of March 31, 2023, the Company's allowance for doubtful accounts was $0.1 million.
Revenue Recognition
The Company's net product sales consist primarily of sales of Galafold® for the treatment of Fabry disease. Galafold® sales for the three months ended March 31, 2023 and 2022 were $86.1 million and $78.7 million, respectively. The Company has recorded revenue on sales where Galafold® is available either on a commercial basis or through a reimbursed early access program. Orders for Galafold® are generally received from distributors and pharmacies, with the ultimate payor often a government authority.
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
The following table summarizes the Company's net product sales disaggregated by geographic area:

	Three Months Ended March 31,
(in thousands)	2023	2022
U.S.	$28,831	$24,178
Ex-U.S.	57,439	54,537
Total net product sales	$86,270	$78,715
Inventories and Cost of Goods Sold
Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on projected sales activity as well as product shelf-life. In evaluating the recoverability of inventories produced, the probability that revenue will be obtained from the future sale of the related inventory is considered and inventory value is written down for inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of goods sold in the Company's Consolidated Statements of Operations.
Cost of goods sold includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, provisions for excess and obsolete inventory, as well as royalties payable.

Intangible Assets and Goodwill
The Company records goodwill in a business combination when the total consideration exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company first assesses the qualitative factors to determine if a quantitative test is necessary. If required, or if the Company elects to bypass the qualitative assessment, a quantitative goodwill impairment test is conducted. If it is determined the Company's single reporting unit's carrying value, including goodwill, exceeds its fair value, an impairment loss is recorded for the difference.
Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is determined, the Company writes down the asset to its estimated fair value and records an impairment loss equal to the excess of the carrying value of the asset over its estimated fair value in the period at which such a determination is made.
No indicators of impairment were noted during the three months ended March 31, 2023.
Recent Accounting Developments
The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company's Consolidated Financial Statements or related disclosures.

3. Intangible Assets
As of March 31, 2023, the Company's intangible assets consisted of lead enzyme replacement therapy assets acquired with the Callidus Biopharma, Inc. acquisition in 2013, previously accounted for as in-process research and development. In March 2023, as a result of the EC's approval of Pombiliti™, the Company began amortizing the assets over the initial regulatory exclusivity period of 7 years. The Company completed an impairment assessment before changing the classification to definite-lived intangible asset noting no impairment. Amortization expense for the three months ended March 31, 2023 was nominal. Total estimated amortization for the finite-lived intangible assets is estimated to be $2.5 million for the year ended December 31, 2023 and $3.3 million for the next four years thereafter.

4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of March 31, 2023, the Company held $160.6 million in cash and cash equivalents and $106.5 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive gain (loss) in the Company's Consolidated Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss, the Company would recognize an allowance and the corresponding credit loss would be included in earnings.
The Company regularly invests excess operating cash in deposits with major financial institutions and money market funds, as well as fixed income investments which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated as, in accordance with Company policy, securities are of high credit rating. Investments that have original maturities greater than three months but less than one year are classified as current.

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of March 31, 2023
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$160,602	$—	$—	$160,602
Commercial paper	106,109	14	(17)	106,106
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$267,112	$14	$(17)	$267,109
Included in cash and cash equivalents	$160,602	$—	$—	$160,602
Included in marketable securities	106,510	14	(17)	106,507
Total cash, cash equivalents, and marketable securities	$267,112	$14	$(17)	$267,109

	As of December 31, 2022
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$148,813	$—	$—	$148,813
Commercial paper	144,299	82	—	144,381
Money market	350	—	—	350
Certificate of deposit	51	—	—	51
	$293,513	$82	$—	$293,595
Included in cash and cash equivalents	$148,813	$—	$—	$148,813
Included in marketable securities	144,700	82	—	144,782
Total cash, cash equivalents, and marketable securities	$293,513	$82	$—	$293,595
For both the three months ended March 31, 2023 and the fiscal year ended December 31, 2022, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of March 31, 2023 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive gain (loss). The fair value of these marketable securities in unrealized loss positions was $37.6 million as of March 31, 2023. The Company had no securities in an unrealized loss position as of December 31, 2022.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Consolidated Statements of Cash Flows.

	As of March 31,
(in thousands)	2023	2022
Cash and cash equivalents	$160,602	$233,317
Restricted cash	4,381	4,506
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$164,983	$237,823

5. Inventories
Inventories as of March 31, 2023 and December 31, 2022 consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$13,597	$10,054
Work-in-process	5,823	9,615
Finished goods	7,584	4,147
Total inventories	$27,004	$23,816
The Company's reserve for inventory was $0.4 million as of both March 31, 2023 and December 31, 2022.

6. Debt
The Company's debt consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Senior Secured Term Loan due 2026:
Principal	$400,000	$400,000
Less: debt discount (1)	(4,190)	(4,571)
Less: deferred financing (1)	(3,152)	(3,439)
Net carrying value of Long-term debt	$392,658	$391,990
______________________________
(1) Included in the Company's Consolidated Balance Sheets within long-term debt and amortized to interest expense over the remaining life of the Senior Secured Term Loan using the effective interest rate method.
Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
(in thousands)	2023	2022
Contractual interest expense	$11,230	$7,500
Amortization of debt discount	$381	$364
Amortization of deferred financing	$286	$273

7. Stockholder's Equity
During the three months ended March 31, 2023, the Company issued and sold an aggregate of 195,229 shares through its at-the-market equity program ("ATM program") at a weighted-average public offering price of $12.71 per share and received aggregate net proceeds of $2.4 million. As of March 31, 2023, an aggregate of $247.5 million worth of shares remain available to be issued and sold under the ATM program.

8. Stock-Based Compensation
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
Stock Option Grants
The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected stock price volatility	59.3%	62.3%
Risk free interest rate	3.9%	1.5%
Expected life of options (years)	5.5	5.3
Expected annual dividend per share	$—	$—
 A summary of the Company's stock options for the three months ended March 31, 2023 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2022	19,064	$11.31
Granted	4,854	$11.94
Exercised	(384)	$6.91
Forfeited	(81)	$10.97
Expired	(16)	$15.51
Options outstanding, March 31, 2023	23,437	$11.51	7.0	$22.8
Vested and unvested expected to vest, March 31, 2023	21,395	$11.45	6.9	$22.1
Exercisable at March 31, 2023	12,395	$10.94	5.3	$19.4
As of March 31, 2023, the total unrecognized compensation cost related to non-vested stock options granted was $47.1 million and is expected to be recognized over a weighted average period of three years.

Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2022	9,717	$13.07
Granted	2,762	$11.94
Vested	(2,532)	$12.20
Forfeited	(517)	$9.68
Non-vested units as of March 31, 2023	9,430	$13.16	2.4	$104.6
As of March 31, 2023, there was $63.8 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Company's Consolidated Statements of Operations related to the equity awards:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development expense	$8,490	$9,365
Selling, general, and administrative expense	26,404	21,286
Total equity compensation expense	$34,894	$30,651

9. Assets and Liabilities Measured at Fair Value
The Company's financial assets and liabilities are measured at fair value and classified within the fair value hierarchy, which is defined as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
Level 3 — Inputs that are unobservable for the asset or liability.

A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of March 31, 2023 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$106,106	$106,106
Money market	6,631	6,631
	$112,737	$112,737

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$12,668	$12,668
Deferred compensation plan liability	6,281	—	6,281
	$6,281	$12,668	$18,949
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
The Company did not have any Level 3 assets as of March 31, 2023 or December 31, 2022.
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
Contingent Consideration Payable
The contingent consideration payable resulted from the acquisition of Callidus Biopharma, Inc. ("Callidus") in November 2013. The most recent valuation was determined using a probability weighted discounted cash flow valuation approach. Gains and losses are included in the Company's Consolidated Statements of Operations.
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
The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB200 Pompe disease program:

Contingent Consideration Liability	Fair Value as of March 31, 2023	Valuation Technique	Unobservable Input	Range
	(in thousands)

			Discount rate	11.2%

Clinical and regulatory milestones	$12,668	Probability weighted discounted cash flow	Probability of achievement of milestones	88%

			Projected year of payments	2023
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
The Company reached a regulatory milestone in March 2023 associated with the EC granting approval for Pombiliti™, related to the contingent consideration of Callidus for the ATB200 Pompe disease program. The satisfaction of this milestone resulted in the milestone payment of $9.0 million being due, which is payable in cash and recorded as a component of accounts payable on the Company's Consolidated Balance Sheets as of March 31, 2023.
The following table shows the change in the balance of contingent consideration payable for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance, beginning of the period	$21,417	$20,339
Changes in fair value during the period, included in the Consolidated Statements of Operations	251	(1,188)
Milestone payment payable in cash	(9,000)	—
Balance, end of the period (1)	$12,668	$19,151
______________________________
(1) As certain milestones are expected to be reached within the next twelve months, the March 31, 2023 balance was recorded as a current liability in the Company's Consolidated Balance Sheets.

10. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Numerator:
Net loss attributable to common stockholders	$(52,932)	$(85,260)
Denominator:
Weighted average common shares outstanding — basic and diluted	291,336,750	288,481,741
Dilutive common stock equivalents would include the dilutive effect of outstanding common stock options and unvested RSUs. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect. Weighted average common shares outstanding includes outstanding pre-funded warrants with an exercise price of $0.01.
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of March 31,
(in thousands)	2023	2022
Options to purchase common stock	23,437	19,304
Unvested restricted stock units	9,430	10,351
Total number of potentially issuable shares	32,867	29,655

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Quarterly Report on Form 10-Q entitled “Special Note Regarding Forward-Looking Statements”. Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 entitled “Risk Factors”.
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We have a portfolio including the first oral monotherapy for Fabry disease that has achieved widespread global approval and a differentiated biologic for Pompe disease that is under regulatory review. We are committed to discovering and developing next generation therapies in Fabry and Pompe diseases.
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
The lead biologics program of our pipeline is Amicus Therapeutics GAA ("AT-GAA", also known as ATB200/AT2221, or cipaglucosidase alfa/miglustat), a novel, two-component, potential best-in-class treatment for Pompe disease. AT-GAA is currently under regulatory review. In October 2022, the U.S. Food and Drug Administration ("FDA") deferred action on the BLA for cipaglucosidase alfa, citing the inability to complete the manufacturing site inspection prior to the PDUFA action date. In the second quarter of 2023, the FDA completed the required pre-approval inspection of the manufacturing site. We believe the comments and observations received at the close of the FDA inspection are all addressable. In March 2023, the European Commission ("EC") granted approval for Pombiliti™ (cipaglucosidase alfa) to be used in combination with miglustat for adults with late-onset Pompe disease ("LOPD"). In April 2023, the Committee for Medicinal Products for Human Use ("CHMP") of the European Medicines Agency ("EMA") adopted a positive opinion on Opfolda™ (miglustat), the enzyme stabilizer component of AT-GAA. The regulatory submission process for AT-GAA in the U.K. was initiated in December 2022.
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
We continue to monitor the novel coronavirus ("COVID-19") pandemic. Our commercial operations have not been significantly impacted by the COVID-19 pandemic and we gradually continue to see an improvement in patient identification and Galafold® initiation. We have been able to continue to meet required commercial demand for Galafold® as well as supply our ongoing Pompe disease clinical studies and access programs including the Early Access to Medicines Scheme ("EAMS") without interruption. In regard to our regulatory operations, the FDA deferred action on the pending BLA for cipaglucosidase alfa, as a site inspection was necessary, however, could not be completed by the PDUFA action date due to COVID-19 related travel restrictions. In the second quarter of 2023, the FDA completed the required pre-approval inspection of the manufacturing site. Per FDA guidance relating to pre-approval inspections during the COVID-19 pandemic, receipt of a deferral action indicates no deficiencies have been identified and the application otherwise satisfies the requirements for approval.
Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the three months ended March 31, 2023, Galafold® revenue was $86.1 million of consolidated revenue, which represented an increase of $7.4 million compared to the same period in the prior year. We continue to see strong commercial momentum and expansion into additional geographies. In countries where we have been operating the longest, we see an increasing proportion of previously untreated patients come onto Galafold® as compared to treatment experienced patients. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.
•Pompe disease program milestones. AT-GAA is under regulatory reviews. In March 2023, the EC granted approval for Pombiliti™ (cipaglucosidase alfa), a long-term enzyme replacement therapy ("ERT") used in combination with miglustat for adults with LOPD. In April 2023, the CHMP adopted a positive opinion on Opfolda™ (miglustat), the enzyme stabilizer component of AT-GAA. Additionally, multiple expanded access mechanisms are in place around the globe, including in the U.S., U.K., Germany, France, Japan, and others.
•Pipeline advancement and growth. We are leveraging our global capabilities to develop and broaden our lead franchises in Fabry and Pompe disease, with focused discovery work on next generation therapies and novel platform technologies.
•Financial strength. Total cash, cash equivalents, and marketable securities as of March 31, 2023 was $267.1 million. Based on the current operating model, we believe that the current cash position, which includes expected revenues, is sufficient to fund our operations and ongoing research programs for at least the next 12 months. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
 Our Commercial Product and Product Candidates
Galafold® (migalastat HCl) for Fabry Disease
Our oral precision medicine Galafold® was granted accelerated approval by the FDA in August 2018 under the brand name Galafold® for the treatment of adults with a confirmed diagnosis of Fabry disease and an amenable galactosidase alpha gene ("GLA") variant based on in vitro assay data. The FDA has approved Galafold® for 350 amenable GLA variants. Galafold® was approved in the E.U. and U.K. in May 2016 as a first-line therapy for long-term treatment of adults and adolescents, aged 16 years and older, with a confirmed diagnosis of Fabry disease and who have an amenable mutation (variant). The approved E.U. and U.K. labels include 1,384 mutations amenable to Galafold® treatment, which represent up to half of all patients with Fabry disease. In countries where mutations are provided only on the amenability website, these 1,384 amenable mutations are now available. Marketing authorization approvals as well as approvals for adolescents aged 12 years and older weighing 45 kg or more have been granted in over 40 countries around the world, including 4 new approvals in 2023. We plan to continue to launch Galafold® in additional countries during 2023, including for adolescents aged 12 years and older.
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
The Galafold® U.S. patent portfolio encompasses 49 Orange Book listed patents, including 8 composition-of-matter patents, of which 33 provide protection through at least 2038.
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
In March 2023, the EC granted approval for Pombiliti™ (cipaglucosidase alfa) to be used in combination with miglustat for adults with LOPD. In April 2023, the CHMP adopted a positive opinion on Opfolda™ (miglustat), the enzyme stabilizer component of AT-GAA. The regulatory submission process for AT-GAA in the U.K. was initiated in December 2022.
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

Consolidated Results of Operations
Three Months Ended March 31, 2023 compared to March 31, 2022
The following table provides selected financial information for the Company:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Net product sales	$86,270	$78,715	$7,555
Cost of goods sold	6,942	7,582	(640)
Cost of goods sold as a percentage of net product sales	8.0%	9.6%	(1.6)%
Operating expenses:
Research and development	41,499	81,517	(40,018)
Selling, general, and administrative	73,957	58,116	15,841
Changes in fair value of contingent consideration payable	251	(1,188)	1,439
Loss on impairment of assets	—	6,616	(6,616)
Depreciation and amortization	1,257	1,411	(154)
Other (expense) income:
Interest income	2,199	133	2,066
Interest expense	(11,844)	(8,147)	(3,697)
Other (expense) income	(5,938)	1,902	(7,840)
Income tax benefit (expense)	287	(3,809)	4,096
Net loss attributable to common stockholders	$(52,932)	$(85,260)	$32,328
Net Product Sales. Net product sales increased $7.6 million during the three months ended March 31, 2023 compared to the same period in the prior year. The increase was primarily due to continued growth in the U.S., Europe and Japan markets, partially offset by the $3.8 million unfavorable impact of foreign currency exchange.
Cost of goods sold. Cost of goods sold includes manufacturing costs as well as royalties associated with net product sales. Cost of goods sold as a percentage of net product sales decreased 1.6% primarily due to the increased proportion of sales in countries not subject to royalties.

Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Three Months Ended March 31,
Projects	2023	2022
Third party direct project expenses
Galafold® (Fabry Disease)	$2,644	$3,620
AT-GAA (Pompe Disease)	15,776	26,978
Gene therapy programs	235	17,692
Pre-clinical and other programs	365	93
Total third-party direct project expenses	19,020	48,383
Other project costs
Personnel costs	18,252	25,675
Other costs	4,227	7,459
Total other project costs	22,479	33,134
Total research and development costs	$41,499	$81,517
The $40.0 million decrease in research and development costs was primarily driven by a decrease in gene therapy programs primarily due to contract exit costs in the prior year related to the strategic prioritization of our gene therapy portfolio and a decrease in Pompe disease program spend associated with timing of manufacturing costs. Personnel costs decreased in connection with the reallocation of resources to support our anticipated AT-GAA commercial launch and continued growth of Galafold®.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $15.8 million, primarily driven by personnel costs in connection with the reallocation of resources to support our anticipated AT-GAA commercial launch and third-party professional fees.
Loss on Impairment of Assets. In connection with the strategic prioritization of our gene therapy portfolio in the prior year, the Company recognized a $6.6 million loss on impairment of assets for the three months ended March 31, 2022.
Interest Expense. The $3.7 million variance was due to a higher variable interest rate on debt period over period.
Other (Expense) Income. The $7.8 million variance was primarily related to foreign exchange losses caused by remeasurement of foreign-denominated balances.
Income Tax Benefit. We are subject to income taxes in various jurisdictions. The income tax benefit was primarily due to the recognition of a $4.9 million tax benefit in connection with a partial release of a valuation allowance on deferred tax assets resulting from the reclassification of in-process research and development to a definite-lived intangible asset.
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
Sources of Liquidity
In November 2022, we entered into a Sales Agreement with The Goldman Sachs & Co. LLC to create an at-the-market equity program ("ATM program") , pursuant to which we may offer to sell shares of our common stock having an aggregate offering gross proceeds of up to $250.0 million. During the three months ended March 31, 2023, we issued and sold an aggregate of 195,229 shares through our ATM program at a weighted-average public offering price of $12.71 per share and received net proceeds of $2.4 million. As of March 31, 2023, an aggregate of $247.5 million of shares remain available to be issued and sold under the ATM program.

Cash Flow Discussion
As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $267.1 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the three months ended March 31, 2023 was $18.1 million. The components of net cash used in operations included the net loss for the three months ended March 31, 2023 of $52.9 million offset by $34.9 million of stock compensation, $3.1 million of other non-cash adjustments, and a net increase in changes in operating assets and liabilities of $3.2 million. The changes in operating assets and liabilities were primarily due to an increase in inventory of $3.2 million.
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
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2023 was $36.3 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $54.9 million for the sale and redemption of marketable securities, partially offset by $16.7 million for the purchase of marketable securities and $1.9 million for capital expenditures.
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
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 was $7.8 million. Net cash used in financing activities primarily reflects the purchase of vested restricted stock units of $12.8 million, partially offset by $2.7 million of proceeds from the exercise of stock options and $2.4 million of proceeds from the issuance of shares in connection with the ATM program offering, net of issuance costs.
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
Financial Uncertainties Related to Potential Future Payments
Milestone Payments / Royalties

Callidus - In connection with our acquisition of Callidus Biopharma, Inc. ("Callidus"), we may be obligated to make additional payments to the former stockholders of Callidus upon the achievement of certain clinical milestones of up to $35 million and regulatory milestones of up to $80 million set forth in the merger agreement, provided that the aggregate merger consideration shall not exceed $130 million. As of March 31, 2023, $20 million and $68 million remain outstanding, respectively. Refer to “— Note 9. Assets and Liabilities Measured at Fair Value,” to the Consolidated Financial Statements.
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
There were no significant changes during the three months ended March 31, 2023 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. As of March 31, 2023, there have been no material changes to our market risks or to our management of such risks since December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") was carried out under the supervision of our Principal Executive Officer and Principal Financial Officer, with the participation of our management. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
In the first quarter of 2023, we implemented a new enterprise resource planning ("ERP") system for financial reporting. In connection with the implementation, there were material changes to our internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We believe our new ERP system will facilitate better transactional processing, enhanced reporting and oversight, and function as an important component of our transactional and reporting controls and procedures.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through January 31, 2023	938,481	$12.07	—	—
February 1, 2023 through February 28, 2023	15,148	$13.21	—	—
March 1, 2023 through March 31, 2023	170,987	$11.45	—	—
Total	1,124,616	$11.99	—	—
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

AMICUS THERAPEUTICS, INC.

Date:	May 10, 2023	By:	/s/ Bradley L. Campbell
Bradley L. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2023	By:	/s/ Daphne Quimi
Daphne Quimi
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)