Form 10-Q
period 2023-06-30
AMICUS THERAPEUTICS, INC.
filed 2023-08-08
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of July 26, 2023 was 287,120,937 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended June 30, 2023

i

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
•our ability to successfully commercialize Pombiliti™ and Opfolda™ (also referred to as AT-GAA) in the E.U., and elsewhere, if our regulatory applications for AT-GAA are approved;
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold®, Pombiliti™ and Opfolda™;
•our ability to obtain reimbursement for Galafold®;
•our ability to obtain reimbursement for Pombiliti™ and Opfolda™ in the E.U., and elsewhere, if our regulatory applications for AT-GAA are approved;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold®;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Pombiliti™ and Opfolda™ in the E.U., and elsewhere, if our regulatory applications for AT-GAA are approved;
•our ability to obtain market acceptance of Galafold® and, if our regulatory applications are approved, AT-GAA;
•our ability to obtain market acceptance of Pombiliti™ and Opfolda™ in the E.U., and elsewhere, if our regulatory applications for AT-GAA are approved;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$211,307	$148,813
Investments in marketable securities	54,319	144,782
Accounts receivable	63,716	66,196
Inventories	51,381	23,816
Prepaid expenses and other current assets	52,099	40,209
Total current assets	432,822	423,816
Operating lease right-of-use assets, net	28,042	29,534
Property and equipment, less accumulated depreciation of $24,060 and $22,281 at June 30, 2023 and December 31, 2022, respectively	30,238	30,778
Intangible assets, less accumulated amortization of $855 and $0 at June 30, 2023 and December 31, 2022, respectively	22,145	23,000
Goodwill	197,797	197,797
Other non-current assets	19,049	19,242
Total Assets	$730,093	$724,167
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,522	$15,413
Accrued expenses and other current liabilities	124,868	93,636
Contingent consideration payable	13,005	21,417
Operating lease liabilities	7,840	8,552
Total current liabilities	159,235	139,018
Long-term debt	393,350	391,990
Operating lease liabilities	50,976	51,578
Deferred reimbursements	5,906	4,656
Deferred income taxes	—	4,939
Other non-current liabilities	9,045	8,939
Total liabilities	618,512	601,120
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 286,992,923 and 281,108,273 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2,856	2,815
Additional paid-in capital	2,733,148	2,664,744
Accumulated other comprehensive gain (loss):
Foreign currency translation adjustment	4,337	(11,989)
Unrealized loss on available-for-sale securities	(177)	(116)
Warrants	71	83
Accumulated deficit	(2,628,654)	(2,532,490)
Total stockholders’ equity	111,581	123,047
Total Liabilities and Stockholders’ Equity	$730,093	$724,167

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net product sales	$94,503	$80,731	$180,773	$159,446
Cost of goods sold	9,114	8,197	16,056	15,779
Gross profit	85,389	72,534	164,717	143,667
Operating expenses:
Research and development	35,149	78,319	76,648	159,836
Selling, general, and administrative	65,423	53,379	139,380	111,495
Changes in fair value of contingent consideration payable	337	115	588	(1,073)
Loss on impairment of assets	1,134	—	1,134	6,616
Depreciation and amortization	2,206	1,334	3,463	2,745
Total operating expenses	104,249	133,147	221,213	279,619
Loss from operations	(18,860)	(60,613)	(56,496)	(135,952)
Other (expense) income:
Interest income	1,737	356	3,936	489
Interest expense	(12,492)	(8,257)	(24,336)	(16,404)
Other (expense) income	(10,902)	7,268	(16,840)	9,170
Loss before income tax	(40,517)	(61,246)	(93,736)	(142,697)
Income tax expense	(2,715)	(911)	(2,428)	(4,720)
Net loss attributable to common stockholders	$(43,232)	$(62,157)	$(96,164)	$(147,417)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.15)	$(0.21)	$(0.33)	$(0.51)
Weighted-average common shares outstanding — basic and diluted	292,797,002	291,970,562	292,071,201	288,646,587

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(43,232)	$(62,157)	$(96,164)	$(147,417)
Other comprehensive gain (loss):
Foreign currency translation adjustment gain (loss)	10,880	(16,183)	16,326	(21,854)
Unrealized gain (loss) on available-for-sale securities	24	(29)	(61)	(367)
Other comprehensive gain (loss)	10,904	(16,212)	16,265	(22,221)
Comprehensive loss	$(32,328)	$(78,369)	$(79,899)	$(169,638)

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended June 30, 2023

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	283,300,585	$2,820	$2,691,836	$83	$(6,744)	$(2,585,422)	$102,573
Stock options exercised, net	269,109	4	1,746	—	—	—	1,750
Vesting of restricted stock units, net of taxes	155,776	—	(1,202)	—	—	—	(1,202)
Stock-based compensation	—	—	16,577	—	—	—	16,577
Issuance of shares in connection with at-the-market offering, net of issuance costs	2,047,353	20	24,179	—	—	—	24,199
Warrants exercised	1,220,100	12	12	(12)	—	—	12
Unrealized gain on available-for-sale securities	—	—	—	—	24	—	24
Foreign currency translation adjustment	—	—	—	—	10,880	—	10,880
Net loss	—	—	—	—	—	(43,232)	(43,232)
Balance at June 30, 2023	286,992,923	$2,856	$2,733,148	$71	$4,160	$(2,628,654)	$111,581

Six Months Ended June 30, 2023

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	281,108,273	$2,815	$2,664,744	$83	$(12,105)	$(2,532,490)	$123,047
Stock options exercised, net	653,217	7	4,398	—	—	—	4,405
Vesting of restricted stock units, net of taxes	1,768,751		(14,008)	—	—	—	(14,008)
Stock-based compensation	—	—	51,471	—	—	—	51,471
Warrants exercised	1,220,100	12	12	(12)	—	—	12
Issuance of shares in connection with at-the-market offering, net of issuance costs	2,242,582	22	26,531	—	—	—	26,553
Unrealized loss on available-for-sale securities	—	—	—	—	(61)	—	(61)
Foreign currency translation adjustment	—	—	—	—	16,326	—	16,326
Net loss	—	—	—	—	—	(96,164)	(96,164)
Balance at June 30, 2023	286,992,923	$2,856	$2,733,148	$71	$4,160	$(2,628,654)	$111,581

Three Months Ended June 30, 2022

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	280,133,856	$2,809	$2,617,935	$83	$(1,028)	$(2,381,182)	$238,617
Stock options exercised, net	189,256	2	997	—	—	—	999
Vesting of restricted stock units, net of taxes	133,555	—	(285)	—	—	—	(285)
Stock-based compensation	—	—	12,463	—	—	—	12,463
Unrealized loss on available-for-sale securities	—	—	—	—	(29)	—	(29)
Foreign currency translation adjustment	—	—	—	—	(16,183)	—	(16,183)
Net loss	—	—	—	—	—	(62,157)	(62,157)
Balance at June 30, 2022	280,456,667	$2,811	$2,631,110	$83	$(17,240)	$(2,443,339)	$173,425

Six Months Ended June 30, 2022

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	278,912,800	$2,808	$2,595,419	$83	$4,981	$(2,295,922)	$307,369
Stock options exercised, net	334,705	3	1,855	—	—	—	1,858
Vesting of restricted stock units, net of taxes	1,209,162	—	(9,278)	—	—	—	(9,278)
Stock-based compensation	—	—	43,114	—	—	—	43,114
Unrealized loss on available-for-sale securities	—	—	—	—	(367)	—	(367)
Foreign currency translation adjustment	—	—	—	—	(21,854)	—	(21,854)
Net loss	—	—	—	—	—	(147,417)	(147,417)
Balance at June 30, 2022	280,456,667	$2,811	$2,631,110	$83	$(17,240)	$(2,443,339)	$173,425

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(96,164)	$(147,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	1,359	1,295
Depreciation and amortization	3,463	2,745
Stock-based compensation	51,471	43,114
Non-cash changes in the fair value of contingent consideration payable	588	(1,073)
Foreign currency remeasurement loss	23,904	353
Deferred taxes	(4,939)	—
Asset impairment charges and other asset write-offs	2,060	12,265
Changes in operating assets and liabilities:
Accounts receivable	2,705	(4,424)
Inventories	(27,483)	3,537
Prepaid expenses and other current assets	(12,263)	(4,481)
Accounts payable, accrued expenses, and other current liabilities	31,620	22,671
Other non-current assets and liabilities	(2,586)	(2,762)
Payment of contingent consideration	(7,937)	—
Net cash used in operating activities	$(34,202)	$(74,177)
Investing activities
Sale and redemption of marketable securities	126,848	184,061
Purchases of marketable securities	(36,448)	(98,330)
Capital expenditures	(4,144)	(1,226)
Net cash provided by investing activities	$86,256	$84,505
Financing activities
Payment of finance leases	(51)	(41)
Withholding taxes paid on vested restricted stock units	(14,008)	(9,278)
Proceeds from stock options exercised, net	4,405	1,858
Proceeds from warrants exercised, net	12	—
Proceeds from the issuance of shares in connection with at-the-market offering, net of issuance costs	26,553	—
Payment of contingent consideration	(1,063)	—
Net cash provided by (used in) financing activities	$15,848	$(7,461)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(6,684)	$(12,462)
Net increase (decrease) in cash, cash equivalents, and restricted cash at the end of the period	61,218	(9,595)
Cash, cash equivalents, and restricted cash at the beginning of period	153,115	249,456
Cash, cash equivalents, and restricted cash at the end of period	$214,333	$239,861
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$23,155	$15,108
Cash paid for taxes	$5,978	$710
Capital expenditures unpaid at the end of period	$297	$53

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
1. Description of Business
Amicus Therapeutics, Inc. (the "Company") is a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. The Company has developed and commercialized the first oral monotherapy for Fabry disease that has achieved widespread global approval and the first two-component therapy for Pompe disease that has been approved in the European Union (“E.U.”) and the United Kingdom (“U.K.”), and is under regulatory review in the United States (“U.S.”). The Company is committed to discovering and developing next generation therapies in Fabry and Pompe diseases.
The cornerstone of the Company's portfolio is Galafold® (also referred to as "migalastat"), the first and only approved oral precision medicine for people living with Fabry disease who have amenable genetic variants. Migalastat is currently approved under the trade name Galafold® in the U.S., E.U., U.K., and Japan, with multiple additional approvals granted and applications pending in several geographies around the world.
Pombiliti™ and Opfolda™ (also referred to as AT-GAA, ATB200/AT2221, or cipaglucosidase alfa/miglustat), is a novel, two-component treatment for Pompe disease that was approved by the European Commission ("EC") in June 2023 and the U.K. Medicines and Healthcare products Regulatory Agency ("MHRA") in August 2023. The Company began launch activities for Pombiliti™ and Opfolda™ in Germany and will commence the reimbursement processes with healthcare authorities in other European countries. In October 2022, the U.S. Food and Drug Administration ("FDA") deferred action on the BLA for cipaglucosidase alfa, citing the inability to complete the manufacturing site inspection prior to the PDUFA action date. In the second quarter of 2023, the FDA completed the required pre-approval inspection of the manufacturing site and the review is ongoing.
The Company continues to monitor the novel coronavirus (“COVID-19”) pandemic. The Company's commercial operations have not been significantly impacted by the COVID-19 pandemic and the Company continues to see a gradual improvement in patient identification and Galafold® initiation. The Company has been able to continue to meet required commercial demand for Galafold® as well as supply Pombiliti™ and Opfolda™ commercial launch inventory and its ongoing clinical studies and access programs without interruption. In regard to the Company's regulatory operations, the FDA deferred action on the pending BLA for cipaglucosidase alfa, as a site inspection could not be completed by the PDUFA action date due to COVID-19 related travel restrictions in China. In the second quarter of 2023, the FDA completed the required pre-approval inspection of the manufacturing site. Per FDA guidance relating to pre-approval inspections during the COVID-19 pandemic, receipt of a deferral action indicates no deficiencies have been identified and the application otherwise satisfies the requirements for approval.
The Company had an accumulated deficit of $2.6 billion as of June 30, 2023 and anticipates incurring losses through the fiscal year ending December 31, 2023. The Company has historically funded its operations through stock offerings, Galafold® revenues, debt issuances, collaborations, and other financing arrangements.
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
Additionally, the Company assessed the impact the COVID-19 pandemic had on its operations and financial results as of June 30, 2023 and through the issuance of these financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses.
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
Restricted cash consists primarily of funds held to satisfy the requirements of certain agreements that are restricted in their use and is included in other non-current assets on the Company's Consolidated Balance Sheets.

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
The Company is subject to credit risk from its accounts receivable primarily related to its product sales of Galafold®. The Company's accounts receivable at June 30, 2023 have arisen from product sales primarily in Europe, the U.S., and Japan. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of June 30, 2023, the Company's allowance for doubtful accounts was $0.1 million.
Revenue Recognition
The Company's net product sales consist primarily of sales of Galafold® for the treatment of Fabry disease. Galafold® sales for the three and six months ended June 30, 2023 were $94.3 million and $180.4 million, respectively, and $80.7 million and $159.4 million for the three and six months ended June 30, 2022, respectively. The Company has recorded revenue on sales where Galafold® is available either on a commercial basis or through a reimbursed early access program. Orders for Galafold® are generally received from distributors and pharmacies, with the ultimate payor often a government authority.
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
The following table summarizes the Company's net product sales disaggregated by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
U.S.	$37,128	$27,540	$65,959	$51,718
Ex-U.S.	57,375	53,191	114,814	107,728
Total net product sales	$94,503	$80,731	$180,773	$159,446
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
No indicators of impairment were noted during the six months ended June 30, 2023.
Recent Accounting Developments
The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company's Consolidated Financial Statements or related disclosures.

3. Intangible Assets
As of June 30, 2023, the Company's intangible assets consisted of lead enzyme replacement therapy assets acquired with the Callidus Biopharma, Inc. acquisition in 2013, previously accounted for as in-process research and development. In March 2023, as a result of the EC's approval of Pombiliti™, the Company began amortizing the assets over the initial regulatory exclusivity period of 7 years. The Company completed an impairment assessment before changing the classification to definite-lived intangible asset noting no impairment. Amortization expense for the three and six months ended June 30, 2023 was $0.8 million and $0.9 million, respectively. Total estimated amortization for the finite-lived intangible assets is estimated to be $2.5 million for the year ended December 31, 2023 and $3.3 million for the next four years thereafter.

4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of June 30, 2023, the Company held $211.3 million in cash and cash equivalents and $54.3 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive gain (loss) in the Company's Consolidated Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss, the Company would recognize an allowance and the corresponding credit loss would be included in earnings.
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

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of June 30, 2023
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$211,307	$—	$—	$211,307
Commercial paper	44,022	10	(1)	44,031
U.S. government agency bonds	9,875	12	—	9,887
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$265,605	$22	$(1)	$265,626
Included in cash and cash equivalents	$211,307	$—	$—	$211,307
Included in marketable securities	54,298	22	(1)	54,319
Total cash, cash equivalents, and marketable securities	$265,605	$22	$(1)	$265,626

	As of December 31, 2022
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$148,813	$—	$—	$148,813
Commercial paper	144,299	82	—	144,381
Money market	350	—	—	350
Certificate of deposit	51	—	—	51
	$293,513	$82	$—	$293,595
Included in cash and cash equivalents	$148,813	$—	$—	$148,813
Included in marketable securities	144,700	82	—	144,782
Total cash, cash equivalents, and marketable securities	$293,513	$82	$—	$293,595
For both the six months ended June 30, 2023 and the fiscal year ended December 31, 2022, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of June 30, 2023 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive gain (loss). The fair value of these marketable securities in unrealized loss positions was $3.0 million as of June 30, 2023. The Company had no securities in an unrealized loss position as of December 31, 2022.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Consolidated Statements of Cash Flows.

	As of June 30,
(in thousands)	2023	2022
Cash and cash equivalents	$211,307	$235,639
Restricted cash	3,026	4,222
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$214,333	$239,861

5. Inventories
Inventories as of June 30, 2023 and December 31, 2022 consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$36,379	$10,054
Work-in-process	7,327	9,615
Finished goods	7,675	4,147
Total inventories	$51,381	$23,816
The Company's reserve for inventory was $1.0 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively.

6. Debt
The Company's debt consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
Senior Secured Term Loan due 2026:
Principal	$400,000	$400,000
Less: debt discount (1)	(3,795)	(4,571)
Less: deferred financing (1)	(2,855)	(3,439)
Net carrying value of Long-term debt	$393,350	$391,990
______________________________
(1) Included in the Company's Consolidated Balance Sheets within long-term debt and amortized to interest expense over the remaining life of the Senior Secured Term Loan using the effective interest rate method.
Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Contractual interest expense	$11,789	$7,589	$23,019	$15,089
Amortization of debt discount	$395	$375	$776	$739
Amortization of deferred financing	$297	$283	$583	$556

7. Stockholder's Equity
During the three and six months ended June 30, 2023, the Company issued and sold an aggregate of 2,047,353 and 2,242,582 shares, respectively, through its at-the-market equity program ("ATM program") at weighted-average public offering prices of $12.21 and $12.25 per share, resulting in net proceeds of $24.2 million and $26.6 million, respectively. As of June 30, 2023, an aggregate of $222.5 million worth of shares remain available to be issued and sold under the ATM program.

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
Stock Option Grants
The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected stock price volatility	59.2%	61.3%	59.3%	62.2%
Risk free interest rate	3.8%	3.0%	3.9%	1.6%
Expected life of options (years)	5.5	5.3	5.5	5.3
Expected annual dividend per share	$—	$—	$—	$—
 A summary of the Company's stock options for the six months ended June 30, 2023 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2022	19,064	$11.31
Granted	5,194	$11.97
Exercised	(655)	$6.73
Forfeited	(160)	$11.36
Expired	(35)	$13.99
Options outstanding, June 30, 2023	23,408	$11.58	6.9	$41.1
Vested and unvested expected to vest, June 30, 2023	21,510	$11.52	6.7	$39.3
Exercisable at June 30, 2023	13,061	$11.02	5.3	$32.5
As of June 30, 2023, the total unrecognized compensation cost related to non-vested stock options granted was $43.4 million and is expected to be recognized over a weighted average period of three years.

Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2022	9,717	$13.07
Granted	3,967	$13.06
Vested	(2,752)	$12.12
Forfeited	(567)	$9.86
Non-vested units as of June 30, 2023	10,365	$13.53	2.3	$130.2
As of June 30, 2023, there was $68.5 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Company's Consolidated Statements of Operations related to the equity awards:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development expense	$4,117	$4,379	$12,607	$13,744
Selling, general, and administrative expense	12,460	8,084	38,864	29,370
Total equity compensation expense	$16,577	$12,463	$51,471	$43,114

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

A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of June 30, 2023 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$44,031	$44,031
U.S. government agency bonds	9,887	9,887
Money market	7,133	7,133
	$61,051	$61,051

(in thousands)	Level 2	Level 3	Total
Liabilities:
Contingent consideration payable	$—	$13,005	$13,005
Deferred compensation plan liability	6,783	—	6,783
	$6,783	$13,005	$19,788
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
The Company did not have any Level 3 assets as of June 30, 2023 or December 31, 2022.
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
The following significant unobservable inputs were used in the valuation of the contingent consideration payable of Callidus for the ATB200 Pompe disease program:

Contingent Consideration Liability	Fair Value as of June 30, 2023	Valuation Technique	Unobservable Input	Range
	(in thousands)

			Discount rate	11.7%

Clinical and regulatory milestones	$13,005	Probability weighted discounted cash flow	Probability of achievement of milestones	88%

			Projected year of payments	2023
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
The Company reached a regulatory milestone in March 2023 associated with the EC granting approval for Pombiliti™, related to the contingent consideration of Callidus for the ATB200 Pompe disease program. The satisfaction of this milestone resulted in a milestone payment of $9.0 million.
The following table shows the change in the balance of contingent consideration payable for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of the period	$12,668	$19,151	$21,417	$20,339
Changes in fair value during the period, included in the Consolidated Statements of Operations	337	115	588	(1,073)
Milestone payment in cash	—	—	(9,000)	—
Balance, end of the period (1)	$13,005	$19,266	$13,005	$19,266
______________________________
(1) As certain milestones are expected to be reached within the next twelve months, the June 30, 2023 balance was recorded as a current liability in the Company's Consolidated Balance Sheets.

10. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(43,232)	$(62,157)	$(96,164)	$(147,417)
Denominator:
Weighted average common shares outstanding — basic and diluted	292,797,002	291,970,562	292,071,201	288,646,587
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of June 30,
(in thousands)	2023	2022
Options to purchase common stock	23,408	19,283
Unvested restricted stock units	10,365	10,166
Total number of potentially issuable shares	33,773	29,449

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
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We have developed and commercialized the first oral monotherapy for Fabry disease that has achieved widespread global approval and the first two-component therapy for Pompe disease that has been approved in the European Union (“E.U.”) and the United Kingdom (“U.K.”), and is under regulatory review in the United States (“U.S.”). We are committed to discovering and developing next generation therapies in Fabry and Pompe diseases.
The cornerstone of our portfolio is Galafold® (also referred to as "migalastat"), the first and only approved oral precision medicine for people living with Fabry disease who have amenable genetic variants. Migalastat is currently approved under the trade name Galafold® in the U.S., E.U., U.K., and Japan, with multiple additional approvals granted and applications pending in several geographies around the world.
Pombiliti™ and Opfolda™ (also referred to as AT-GAA, ATB200/AT2221, or cipaglucosidase alfa/miglustat), is a novel, two-component treatment for Pompe disease that was approved by the European Commission ("EC") in June 2023 and the U.K. Medicines and Healthcare products Regulatory Agency ("MHRA") in August 2023. We began launch activities for Pombiliti™ and Opfolda™ in Germany and will commence the reimbursement processes with healthcare authorities in other European countries. In October 2022, the U.S. Food and Drug Administration ("FDA") deferred action on the BLA for cipaglucosidase alfa, citing the inability to complete the manufacturing site inspection prior to the PDUFA action date. In the second quarter of 2023, the FDA completed the required pre-approval inspection of the manufacturing site and the review is ongoing.
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
We continue to monitor the novel coronavirus ("COVID-19") pandemic. Our commercial operations have not been significantly impacted by the COVID-19 pandemic and we continue to see a gradual improvement in patient identification and Galafold® initiation. We have been able to continue to meet required commercial demand for Galafold® as well as supply Pombiliti™ and Opfolda™ commercial launch inventory and our ongoing clinical studies and access programs without interruption. In regard to our regulatory operations, the FDA deferred action on the pending BLA for cipaglucosidase alfa, as a site inspection could not be completed by the PDUFA action date due to COVID-19 related travel restrictions in China. In the second quarter of 2023, the FDA completed the required pre-approval inspection of the manufacturing site. Per FDA guidance relating to pre-approval inspections during the COVID-19 pandemic, receipt of a deferral action indicates no deficiencies have been identified and the application otherwise satisfies the requirements for approval.
Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the six months ended June 30, 2023, Galafold® revenue was $180.4 million of consolidated revenue, which represented an increase of $21.0 million compared to the same period in the prior year. We continue to see strong commercial momentum and expansion into additional geographies. In countries where we have been operating the longest, we see an increasing proportion of previously untreated patients come onto Galafold® as compared to treatment experienced patients. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.
•Pompe disease program milestones. Pombiliti™ and Opfolda™ were approved by the EC in June 2023 and MHRA in August 2023. The regulatory reviews in the U.S. remain ongoing. Additionally, multiple expanded access mechanisms are in place around the globe, including in the U.S., U.K., Japan, and others.
•Pipeline advancement and growth. We are leveraging our global capabilities to develop and broaden our lead franchises in Fabry and Pompe disease, with focused discovery work on next generation therapies and novel platform technologies.
•Financial strength. Total cash, cash equivalents, and marketable securities as of June 30, 2023 was $265.6 million. Based on the current operating model, we believe that the current cash position, which includes expected revenues, is sufficient to fund our operations and ongoing research programs for at least the next 12 months. Potential impacts of the COVID-19 pandemic, business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
 Our Commercial Product and Product Candidates
Galafold® (migalastat HCl) for Fabry Disease
Our oral precision medicine Galafold® was granted accelerated approval by the FDA in August 2018 under the brand name Galafold® for the treatment of adults with a confirmed diagnosis of Fabry disease and an amenable galactosidase alpha gene ("GLA") variant based on in vitro assay data. The FDA has approved Galafold® for 351 amenable GLA variants. Galafold® was approved in the E.U. and U.K. in May 2016 as a first-line therapy for long-term treatment of adults and adolescents, aged 16 years and older, with a confirmed diagnosis of Fabry disease and who have an amenable mutation (variant). The approved E.U. and U.K. labels include 1,384 mutations amenable to Galafold® treatment, which represent up to half of all patients with Fabry disease. Marketing authorization approvals as well as approvals for adolescents aged 12 years and older weighing 45 kg or more have been granted in over 40 countries around the world. We plan to continue to launch Galafold® in additional countries, including for adolescents aged 12 years and older.
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
The Galafold® U.S. patent portfolio encompasses 53 Orange Book listed patents, including 9 composition-of-matter patents, of which 37 provide protection through at least 2038.
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
Pombiliti™ and Opfolda™ were approved by the EC in June 2023 and MHRA in August 2023. We began launch activities for Pombiliti™ and Opfolda™ in Germany and will commence reimbursement processes with healthcare authorities in other European countries.
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

Consolidated Results of Operations
Three Months Ended June 30, 2023 compared to June 30, 2022
The following table provides selected financial information for the Company:

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Net product sales	$94,503	$80,731	$13,772
Cost of goods sold	9,114	8,197	917
Cost of goods sold as a percentage of net product sales	9.6%	10.2%	(0.6)%
Operating expenses:
Research and development	35,149	78,319	(43,170)
Selling, general, and administrative	65,423	53,379	12,044
Changes in fair value of contingent consideration payable	337	115	222
Loss on impairment of assets	1,134	—	1,134
Depreciation and amortization	2,206	1,334	872
Other (expense) income:
Interest income	1,737	356	1,381
Interest expense	(12,492)	(8,257)	(4,235)
Other (expense) income	(10,902)	7,268	(18,170)
Income tax expense	(2,715)	(911)	(1,804)
Net loss attributable to common stockholders	$(43,232)	$(62,157)	$18,925
Net Product Sales. Net product sales increased $13.8 million during the three months ended June 30, 2023 compared to the same period in the prior year. The increase was primarily due to continued growth in the U.S., Europe and Japan markets.
Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Three Months Ended June 30,
Projects	2023	2022
Third party direct project expenses
Galafold® (Fabry Disease)	$3,822	$3,419
AT-GAA (Pompe Disease)	13,117	21,585
Gene therapy programs	520	27,225
Pre-clinical and other programs	345	—
Total third-party direct project expenses	17,804	52,229
Other project costs
Personnel costs	13,662	18,152
Other costs	3,683	7,938
Total other project costs	17,345	26,090
Total research and development costs	$35,149	$78,319
The $43.2 million decrease in research and development costs was primarily driven by the strategic prioritization of our gene therapy portfolio, which resulted in the recognition of contract exit costs in the prior year. Additionally, Pompe disease program spend decreased due to reduced clinical manufacturing costs. Personnel costs decreased in connection with the reallocation of resources to support our anticipated AT-GAA commercial launch and continued growth of Galafold®.

Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $12.0 million, primarily driven by personnel costs in connection with the reallocation of resources to support AT-GAA commercial launch activities and third-party professional fees, partially offset by the write-off of cloud computing costs and software licensing fees in the prior period in connection with the strategic prioritization of our gene therapy portfolio.
Interest Expense. The $4.2 million variance was due to a higher variable interest rate on debt period over period.
Other (Expense) Income. The $18.2 million variance was primarily related to foreign exchange losses caused by remeasurement of foreign-denominated balances.
Consolidated Results of Operations
Six Months Ended June 30, 2023 compared to June 30, 2022
The following table provides selected financial information for the Company:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Net product sales	$180,773	$159,446	$21,327
Cost of goods sold	16,056	15,779	277
Cost of goods sold as a percentage of net product sales	8.9%	9.9%	(1.0)%
Operating expenses:
Research and development	76,648	159,836	(83,188)
Selling, general, and administrative	139,380	111,495	27,885
Changes in fair value of contingent consideration payable	588	(1,073)	1,661
Loss on impairment of assets	1,134	6,616	(5,482)
Depreciation and amortization	3,463	2,745	718
Other (expense) income:
Interest income	3,936	489	3,447
Interest expense	(24,336)	(16,404)	(7,932)
Other (expense) income	(16,840)	9,170	(26,010)
Income tax expense	(2,428)	(4,720)	2,292
Net loss attributable to common stockholders	$(96,164)	$(147,417)	$51,253
Net Product Sales. Net product sales increased $21.3 million during the six months ended June 30, 2023 compared to the same period in the prior year. The increase was primarily due to continued growth in the U.S., Europe and Japan markets, partially offset by the $4.1 million unfavorable impact of foreign currency exchange.
Cost of goods sold. Cost of goods sold includes manufacturing costs as well as royalties associated with net product sales. Cost of goods sold as a percentage of net product sales decreased 1.0% primarily due to the increased proportion of sales in countries not subject to royalties.

Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Six Months Ended June 30,
Projects	2023	2022
Third party direct project expenses
Galafold® (Fabry Disease)	$6,466	$7,039
AT-GAA (Pompe Disease)	28,893	48,563
Gene therapy programs	755	44,917
Pre-clinical and other programs	710	93
Total third-party direct project expenses	36,824	100,612
Other project costs
Personnel costs	31,914	43,827
Other costs	7,910	15,397
Total other project costs	39,824	59,224
Total research and development costs	$76,648	$159,836
The $83.2 million decrease in research and development costs was primarily driven by the strategic prioritization of our gene therapy portfolio, which resulted in the recognition of contract exit costs in the prior year. Additionally, Pompe disease program spend decreased due to reduced clinical manufacturing costs. Personnel costs decreased in connection with the reallocation of resources to support our anticipated AT-GAA commercial launch and continued growth of Galafold®.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $27.9 million, primarily driven by personnel costs in connection with the reallocation of resources to support our anticipated AT-GAA commercial launch and third-party professional fees, partially offset by the write-off of cloud computing costs and software licensing fees in the prior year in connection with the strategic prioritization of our gene therapy portfolio.
Loss on Impairment of Assets. Loss on impairment of assets decreased $5.5 million primarily in connection with the strategic prioritization of our gene therapy portfolio in the prior year, which resulted in us recognizing a loss on impairment of assets.
Interest Expense. The $7.9 million variance was due to a higher variable interest rate on debt period over period.
Other (Expense) Income. The $26.0 million variance was primarily related to foreign exchange losses caused by remeasurement of foreign-denominated balances.
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
Sources of Liquidity
In November 2022, we entered into a Sales Agreement with The Goldman Sachs & Co. LLC to create an at-the-market equity program ("ATM program"), pursuant to which we may offer to sell shares of our common stock having an aggregate offering gross proceeds of up to $250.0 million. During the three and six months ended June 30, 2023, we issued and sold an aggregate of 2,047,353 and 2,242,582 shares through our ATM program at a weighted-average public offering price of $12.21 and $12.25 per share, resulting in net proceeds of $24.2 million and $26.6 million, respectively. As of June 30, 2023, an aggregate of $222.5 million worth of shares remain available to be issued and sold under the ATM program.

Cash Flow Discussion
As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $265.6 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the six months ended June 30, 2023 was $34.2 million. The components of net cash used in operations included the net loss for the six months ended June 30, 2023 of $96.2 million offset by $51.5 million of stock compensation, $26.4 million of other non-cash adjustments, and a net increase in changes in operating assets and liabilities of $15.9 million. The changes in operating assets and liabilities were primarily due to an increase in inventory of $27.5 million and an increase in prepaid expenses and other current assets of $12.3 million, partially offset by an increase in accounts payable and accrued expenses of $31.6 million associated with Pombiliti™ and Opfolda™ launch activities and increases in sales rebates associated with increased commercial sales of Galafold®.
Net cash used in operations for the six months ended June 30, 2022 was $74.2 million. The components of net cash used in operations included the net loss for the six months ended June 30, 2022 of $147.4 million offset by $43.1 million of stock compensation, $15.6 million of other non-cash adjustments, and a net increase in changes in operating assets and liabilities of $14.5 million. The changes in operating assets and liabilities were primarily due to an increase in accounts payable and accrued expenses of $22.7 million associated with the strategic prioritization of our gene therapy portfolio resulting in the non-recurring expense of contractual obligations from which we will no longer receive further economic benefit and tax accruals, offset by payments of contract manufacturing, third party research and development services, and annual performance bonuses. The net cash used in operations was also impacted by an increase in accounts receivable of $4.4 million due to increased commercial sales of Galafold®.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023 was $86.3 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $126.8 million for the sale and redemption of marketable securities, partially offset by $36.4 million for the purchase of marketable securities and $4.1 million for capital expenditures.
Net cash provided by investing activities for the six months ended June 30, 2022 was $84.5 million. Our investing activities have consisted primarily of purchases, sales and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $184.1 million for the sale and redemption of marketable securities, partially offset by $98.3 million for the purchase of marketable securities and $1.2 million for capital expenditures.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 was $15.8 million. Net cash provided by financing activities primarily reflects $26.6 million of proceeds from the issuance of shares in connection with the ATM program offering, net of issuance costs, and $4.4 million of proceeds from the exercise of stock options, partially offset by the withholding taxes paid on vested restricted stock units of $14.0 million.
Net cash used in financing activities for the six months ended June 30, 2022 was $7.5 million. Net cash used in financing activities primarily reflects the withholding taxes paid on vested restricted stock units of $9.3 million, partially offset by $1.9 million of proceeds from the exercise of stock options.

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
•our ability to successfully commercialize Pombiliti™ and Opfolda™ (also referred to as AT-GAA) in the E.U., and elsewhere, if our regulatory applications for AT-GAA are approved;
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold®, Pombiliti™ and Opfolda™;
•our ability to obtain reimbursement for Galafold®;
•our ability to obtain reimbursement for Pombiliti™ and Opfolda™ in the E.U., and elsewhere, if our regulatory applications for AT-GAA are approved;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold®;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Pombiliti™ and Opfolda™ in the E.U., and elsewhere, if our regulatory applications for AT-GAA are approved;
•our ability to obtain market acceptance of Galafold®;
•our ability to obtain market acceptance of Pombiliti™ and Opfolda™ in the E.U., and elsewhere, if our regulatory applications for AT-GAA are approved;
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
Financial Uncertainties Related to Potential Future Payments
Milestone Payments / Royalties
Callidus - In connection with our acquisition of Callidus Biopharma, Inc. ("Callidus"), we may be obligated to make additional payments to the former stockholders of Callidus upon the achievement of certain clinical milestones of up to $35 million and regulatory milestones of up to $80 million set forth in the merger agreement, provided that the aggregate merger consideration shall not exceed $130 million. As of June 30, 2023, $20 million and $59 million remain outstanding, respectively. Refer to “— Note 9. Assets and Liabilities Measured at Fair Value,” to the Consolidated Financial Statements.
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
There were no significant changes during the six months ended June 30, 2023 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Financial Conduct Authority has announced the intent to phase out the use of LIBOR by June 30, 2023. In May 2023, the Company entered into an amendment (the “Second Amendment”) to the Senior Secured Term Loan due 2026. Pursuant to the terms of the Second Amendment, effective with the interest period beginning July 1, 2023, LIBOR was replaced with Adjusted Term Secured Overnight Financing Rate ("SOFR"), a forward-looking term rate based on SOFR, plus a credit spread adjustment of 0.26%. All other terms of the Senior Secured Term Loan due 2026 were unchanged by the Second Amendment.
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. As of June 30, 2023, except as discussed above, there have been no material changes to our market risks or to our management of such risks since December 31, 2022.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 through April 30, 2023	11,858	$11.45	—	—
May 1, 2023 through May 31, 2023	20,679	$11.26	—	—
June 1, 2023 through June 30, 2023	8,198	$12.96	—	—
Total	40,735	$11.66	—	—
______________________________
(1) Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock units
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On May 17, 2023, Daphne Quimi, the Company's Chief Financial Officer, entered into a Rule 10b5-1 trading plan. Ms. Quimi's trading plan provides for the potential sale of up to 26,232 shares of the Company's common stock, between August 16, 2023 and December 29, 2023. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 105b-1(c) under the Exchange Act and the Company's policies regarding transactions in the Company's securities.
Bylaws Amendment
On August 7, 2023, the Company’s Board of Directors approved the Second Amended and Restated Bylaws of the Company (the “Amended Bylaws”), effective immediately upon adoption, with such amendments including, among other things, updates to the advance notice provisions to address the adoption by the SEC of “universal proxy” rules and updates to conform certain provisions with the Delaware General Corporation Law. The Amended Bylaws also contain various other conforming, technical and non-substantive changes.
With respect to stockholder nominees to the Company’s Board of Directors, the Amended Bylaws provide, among other things, (i) that stockholders must comply with the SEC’s newly adopted Rule 14a-19 under the Exchange Act, (ii) that no stockholder may solicit proxies in support of a director nominee other than the Board of Directors’ nominees unless such stockholder has complied with Rule 14a-19 under the Exchange Act, including applicable notice and solicitation requirements, (iii) that, if any stockholder provides notice of intent to solicit proxies pursuant to Rule 14a-19 under the Exchange Act, such stockholder must provide upon request by the Company, no later than five business days prior to the applicable meeting, evidence that such stockholder has met the requirements of Rule 14a-19(a)(3) and Rule 14a-19(b) under the Exchange Act, and (iv) that the Company may disregard any proxies or votes solicited for a stockholder’s nominee(s) if such stockholder does not comply with the requirements of Rule 14a-19(a)(2) and Rule 14a-19(a)(3) under the Exchange Act.
The foregoing summary of the Amended Bylaws is qualified in its entirety by reference to the full text of the Amended Bylaws, which are filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, dated June 8, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2023)

3.2	Second Amended and Restated By-Laws of the Registrant

10.1
Amendment No. 2 to Loan Agreement, dated as of July 17, 2020, by and among Amicus Therapeutics International Holding Ltd, as Borrower, Amicus Therapeutics, Inc. as Parent and a Guarantor, certain subsidiaries of Parent as additional Guarantors, and Hayfin Services LLP as Agent for certain lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2023)

++10.2	Supply and Manufacturing Services Agreement, dated as of March 31, 2023, by and among the Company, WuXi Biologics (Hong Kong) Limited, WuXi Biologics Ireland Limited and WuXi Biologics Germany GmbH

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

____________________________________________________________________
++    Subject to confidential treatment request.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date:	August 8, 2023	By:	/s/ Bradley L. Campbell
Bradley L. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2023	By:	/s/ Daphne Quimi
Daphne Quimi
Chief Financial Officer
(Principal Financial Officer)