Form 10-Q
period 2023-09-30
AMICUS THERAPEUTICS, INC.
filed 2023-11-08
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-33497
Amicus Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0869350
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

47 Hulfish Street, Princeton, NJ	08542
(Address of Principal Executive Offices)	(Zip Code)

(609)	662-2000
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FOLD	NASDAQ Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of October 25, 2023 was 293,245,738 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended September 30, 2023

i

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
•the cost of manufacturing drug supply for our commercial, clinical and preclinical studies, including the cost of manufacturing Pombiliti™ (also referred to as "ERT" or "ATB200" or "cipaglucosidase alfa");
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
•the estimates regarding the potential market opportunity for our products and product candidates;
•our ability to successfully commercialize Galafold® (also referred to as "migalastat HCl");
•our ability to successfully commercialize Pombiliti™ and Opfolda™ (together, also referred to as "AT-GAA") in the E.U., U.K., and U.S., and elsewhere, if regulatory applications are approved;
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold®, Pombiliti™ and Opfolda™;
•our ability to obtain reimbursement for Galafold®, Pombiliti™ and Opfolda™;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold®, Pombiliti™ and Opfolda™;
•our ability to obtain market acceptance of Galafold®, Pombiliti™ and Opfolda™;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$263,320	$148,813
Investments in marketable securities	16,980	144,782
Accounts receivable	73,331	66,196
Inventories	56,936	23,816
Prepaid expenses and other current assets	52,689	40,209
Total current assets	463,256	423,816
Operating lease right-of-use assets, net	29,511	29,534
Property and equipment, less accumulated depreciation of $25,018 and $22,281 at September 30, 2023 and December 31, 2022, respectively	31,072	30,778
Intangible assets, less accumulated amortization of $1,682 and $0 at September 30, 2023 and December 31, 2022, respectively	21,318	23,000
Goodwill	197,797	197,797
Other non-current assets	21,130	19,242
Total Assets	$764,084	$724,167
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,154	$15,413
Accrued expenses and other current liabilities	138,535	93,636
Contingent consideration payable	—	21,417
Operating lease liabilities	7,765	8,552
Total current liabilities	169,454	139,018
Long-term debt	394,071	391,990
Operating lease liabilities	52,454	51,578
Deferred reimbursements	5,906	4,656
Deferred income taxes	—	4,939
Other non-current liabilities	8,962	8,939
Total liabilities	630,847	601,120
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 290,667,041 and 281,108,273 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,890	2,815
Additional paid-in capital	2,787,275	2,664,744
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(6,573)	(11,989)
Unrealized loss on available-for-sale securities	(195)	(116)
Warrants	71	83
Accumulated deficit	(2,650,231)	(2,532,490)
Total stockholders’ equity	133,237	123,047
Total Liabilities and Stockholders’ Equity	$764,084	$724,167

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net product sales	$103,501	$81,691	$284,274	$241,137
Cost of goods sold	9,946	13,436	26,002	29,215
Gross profit	93,555	68,255	258,272	211,922
Operating expenses:
Research and development	40,704	52,970	117,352	212,806
Selling, general, and administrative	65,651	47,272	205,031	158,767
Changes in fair value of contingent consideration payable	1,995	567	2,583	(506)
Loss on impairment of assets	—	—	1,134	6,616
Depreciation and amortization	2,228	1,286	5,691	4,031
Total operating expenses	110,578	102,095	331,791	381,714
Loss from operations	(17,023)	(33,840)	(73,519)	(169,792)
Other income (expense):
Interest income	1,471	563	5,407	1,052
Interest expense	(12,986)	(9,620)	(37,322)	(26,024)
Other income (expense)	3,833	13,634	(13,007)	22,804
Loss before income tax	(24,705)	(29,263)	(118,441)	(171,960)
Income tax benefit (expense)	3,128	(4,023)	700	(8,743)
Net loss attributable to common stockholders	$(21,577)	$(33,286)	$(117,741)	$(180,703)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.07)	$(0.12)	$(0.40)	$(0.63)
Weighted-average common shares outstanding — basic and diluted	295,759,435	289,223,709	293,314,167	288,841,092

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(21,577)	$(33,286)	$(117,741)	$(180,703)
Other comprehensive (loss) gain:
Foreign currency translation adjustment (loss) gain	(10,910)	(22,121)	5,416	(43,975)
Unrealized (loss) gain on available-for-sale securities	(18)	283	(79)	(84)
Other comprehensive (loss) gain	(10,928)	(21,838)	5,337	(44,059)
Comprehensive loss	$(32,505)	$(55,124)	$(112,404)	$(224,762)

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended September 30, 2023

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	286,992,923	$2,856	$2,733,148	$71	$4,160	$(2,628,654)	$111,581
Stock options exercised, net	372,467	4	3,438	—	—	—	3,442
Vesting of restricted stock units, net of taxes	299,297	—	(2,347)	—	—	—	(2,347)
Stock-based compensation	—	—	16,511	—	—	—	16,511
Issuance of shares in connection with at-the-market offering, net of issuance costs	3,002,354	30	36,525	—	—	—	36,555
Unrealized loss on available-for-sale securities	—	—	—	—	(18)	—	(18)
Foreign currency translation adjustment	—	—	—	—	(10,910)	—	(10,910)
Net loss	—	—	—	—	—	(21,577)	(21,577)
Balance at September 30, 2023	290,667,041	$2,890	$2,787,275	$71	$(6,768)	$(2,650,231)	$133,237

Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	281,108,273	$2,815	$2,664,744	$83	$(12,105)	$(2,532,490)	$123,047
Stock options exercised, net	1,025,684	11	7,836	—	—	—	7,847
Vesting of restricted stock units, net of taxes	2,068,048		(16,355)	—	—	—	(16,355)
Stock-based compensation	—	—	67,982	—	—	—	67,982
Warrants exercised	1,220,100	12	12	(12)	—	—	12
Issuance of shares in connection with at-the-market offering, net of issuance costs	5,244,936	52	63,056	—	—	—	63,108
Unrealized loss on available-for-sale securities	—	—	—	—	(79)	—	(79)
Foreign currency translation adjustment	—	—	—	—	5,416	—	5,416
Net loss	—	—	—	—	—	(117,741)	(117,741)
Balance at September 30, 2023	290,667,041	$2,890	$2,787,275	$71	$(6,768)	$(2,650,231)	$133,237

Three Months Ended September 30, 2022

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	280,456,667	$2,811	$2,631,110	$83	$(17,240)	$(2,443,339)	$173,425
Stock options exercised, net	172,118	2	1,331	—	—	—	1,333
Vesting of restricted stock units, net of taxes	258,351	—	(1,841)	—	—	—	(1,841)
Stock-based compensation	—	—	14,772	—	—	—	14,772
Unrealized gain on available-for-sale securities	—	—	—	—	283	—	283
Foreign currency translation adjustment	—	—	—	—	(22,121)	—	(22,121)
Net loss	—	—	—	—	—	(33,286)	(33,286)
Balance at September 30, 2022	280,887,136	$2,813	$2,645,372	$83	$(39,078)	$(2,476,625)	$132,565

Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	278,912,800	$2,808	$2,595,419	$83	$4,981	$(2,295,922)	$307,369
Stock options exercised, net	506,823	5	3,186	—	—	—	3,191
Vesting of restricted stock units, net of taxes	1,467,513	—	(11,119)	—	—	—	(11,119)
Stock-based compensation	—	—	57,886	—	—	—	57,886
Unrealized loss on available-for-sale securities	—	—	—	—	(84)	—	(84)
Foreign currency translation adjustment	—	—	—	—	(43,975)	—	(43,975)
Net loss	—	—	—	—	—	(180,703)	(180,703)
Balance at September 30, 2022	280,887,136	$2,813	$2,645,372	$83	$(39,078)	$(2,476,625)	$132,565

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(117,741)	$(180,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	2,080	1,963
Depreciation and amortization	5,691	4,031
Stock-based compensation	67,982	57,886
Non-cash changes in the fair value of contingent consideration payable	2,583	(506)
Foreign currency remeasurement loss	18,121	2,828
Deferred taxes	(4,939)	—
Asset impairment charges and other asset write-offs	2,360	17,271
Changes in operating assets and liabilities:
Accounts receivable	(8,614)	(7,426)
Inventories	(42,233)	4,913
Prepaid expenses and other current assets	(26,010)	(5,583)
Accounts payable, accrued expenses, and other current liabilities	41,101	25,465
Other non-current assets and liabilities	(4,993)	(5,942)
Payment of contingent consideration	(7,937)	—
Net cash used in operating activities	$(72,549)	$(85,803)
Investing activities
Sale and redemption of marketable securities	180,828	259,920
Purchases of marketable securities	(53,098)	(99,811)
Capital expenditures	(5,709)	(1,089)
Net cash provided by investing activities	$122,021	$159,020
Financing activities
Payment of finance leases	(82)	(92)
Withholding taxes paid on vested restricted stock units	(16,355)	(11,119)
Proceeds from stock options exercised, net	7,847	3,191
Proceeds from warrants exercised, net	12	—
Proceeds from the issuance of shares in connection with at-the-market offering, net of issuance costs	63,108	—
Payment of contingent consideration	(1,063)	—
Net cash provided by (used in) financing activities	$53,467	$(8,020)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$10,218	$(33,120)
Net increase in cash, cash equivalents, and restricted cash at the end of the period	113,157	32,077
Cash, cash equivalents, and restricted cash at the beginning of period	153,115	249,456
Cash, cash equivalents, and restricted cash at the end of period	$266,272	$281,533
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$35,448	$24,058
Cash paid for taxes	$6,473	$935
Capital expenditures unpaid at the end of period	$877	$53

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
1. Description of Business
Amicus Therapeutics, Inc. (the "Company") is a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. The Company has developed and commercialized the first oral monotherapy for Fabry disease that has achieved widespread global approval and the first two-component therapy for late-onset Pompe disease that has been approved in the European Union (“E.U.”), the United Kingdom (“U.K.”), and in the United States (“U.S.”). The Company is committed to discovering and developing next generation therapies in Fabry and Pompe diseases.
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
Pombiliti™ + Opfolda™ (also referred to as AT-GAA, ATB200/AT2221, or cipaglucosidase alfa-atga/miglustat), is a novel, two-component treatment for late-onset Pompe disease that was approved by the European Commission ("EC") in June 2023, the U.K. Medicines and Healthcare products Regulatory Agency ("MHRA") in August 2023, and the U.S. Food and Drug Administration ("FDA") in September 2023. The Company began launch activities for Pombiliti™ + Opfolda™ in these markets and have commenced the reimbursement processes with healthcare authorities in additional European countries.
The Company had an accumulated deficit of $2.7 billion as of September 30, 2023 and anticipates incurring losses through the fiscal year ending December 31, 2023. The Company has historically funded its operations through stock offerings, Galafold® revenues, debt issuances, collaborations, and other financing arrangements.
In October 2023, the Company entered into a $400 million loan agreement (the “Senior Secured Term Loan due 2029”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, “Blackstone”) with an interest rate equal to 3-month Term SOFR, subject to a 2.5% floor, plus a Term SOFR adjustment of 0.26161% and a margin of 6.25% that requires interest-only payments until early-2027 and matures in six years in 2029. This transaction resulted in net proceeds of $387.4 million, after deducting fees and estimated expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2029. Simultaneously, the Company also entered into a securities purchase agreement with funds managed by Blackstone, for the private placement of an aggregate of 2,467,104 shares of the Company’s common stock, at a purchase price of $12.16 per share. Proceeds from the private placement, net of offering costs, were $29.8 million.
The Company used proceeds from the Senior Secured Term Loan due 2029 and the private placement to prepay the Senior Secured Term Loan due 2026, inclusive of the outstanding principal amount, accrued interest and prepayment premium. The remaining proceeds will be used to fund ongoing operations.
Based on its current operating model, the Company believes that the current cash position, which includes expected revenues, is sufficient to fund the Company's operations and ongoing research programs for at least the next 12 months. Potential business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact the Company's future capital requirements.

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
The Company is subject to credit risk from its accounts receivable primarily related to its product sales of Galafold®. The Company's accounts receivable at September 30, 2023 have arisen from product sales primarily in Europe, the U.S., and Japan. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of September 30, 2023, the Company's allowance for doubtful accounts was $0.1 million.
Revenue Recognition
The Company has recorded revenue on sales where its products are available either on a commercial basis or through a reimbursed early access program. Product orders are generally received from distributors and pharmacies, with the ultimate payor often a government authority.
The Company recognizes revenue when its performance obligations to its customers have been satisfied, which occurs at a point in time when the pharmacies or distributors obtain control. The transaction price is determined based on fixed consideration in the Company's customer contracts and is recorded net of estimates for variable consideration, which are third party discounts and rebates. The identified variable consideration is recorded as a reduction of revenue at the time revenue from the sale is recognized. The Company recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration received. The Company evaluates these estimates each reporting period to reflect known changes.
The following table summarizes the Company's net product sales disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Galafold®	$100,733	$81,631	$281,177	$241,056
Pombiliti™ + Opfolda™	2,768	60	3,097	81
Total net product sales	$103,501	$81,691	$284,274	$241,137
The following table summarizes the Company's net product sales disaggregated by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
U.S.	$37,801	$30,222	$103,760	$81,940
Ex-U.S.	65,700	51,469	180,514	159,197
Total net product sales	$103,501	$81,691	$284,274	$241,137
Inventories and Cost of Goods Sold
Until regulatory approval of Pombiliti™ + Opfolda™, the Company expensed all manufacturing costs as research and development expense. Upon regulatory approval, the Company began capitalizing costs related to the purchase and manufacture of Pombiliti™ + Opfolda™.

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
Cost of goods sold includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, provisions for excess and obsolete inventory, as well as royalties payable. A portion of inventory available for sale was expensed as research and development costs prior to regulatory approval and as such, the cost of goods sold and related gross margins are not necessarily indicative of future costs of goods sold and gross margin.
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
No indicators of impairment were noted during the nine months ended September 30, 2023.
Recent Accounting Developments
The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company's Consolidated Financial Statements or related disclosures.

3. Intangible Assets
As of September 30, 2023, the Company's intangible assets consisted of lead enzyme replacement therapy assets acquired with the Callidus Biopharma, Inc. acquisition in 2013, previously accounted for as in-process research and development. In March 2023, as a result of the EC's approval of Pombiliti™, the Company began amortizing the assets over the initial regulatory exclusivity period of 7 years. The Company completed an impairment assessment before changing the classification to definite-lived intangible asset noting no impairment. Amortization expense for the three and nine months ended September 30, 2023 was $0.8 million and $1.7 million, respectively. Total estimated amortization for the finite-lived intangible assets is estimated to be $2.5 million for the year ending December 31, 2023 and $3.3 million for the next four years thereafter.

4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of September 30, 2023, the Company held $263.3 million in cash and cash equivalents and $17.0 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive (loss) gain in the Company's Consolidated Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss, the Company would recognize an allowance and the corresponding credit loss would be included in earnings.
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
Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of September 30, 2023
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$263,320	$—	$—	$263,320
Commercial paper	16,826	3	—	16,829
Money market	100	—	—	100
Certificates of deposit	51	—	—	51
	$280,297	$3	$—	$280,300
Included in cash and cash equivalents	$263,320	$—	$—	$263,320
Included in marketable securities	16,977	3	—	16,980
Total cash, cash equivalents, and marketable securities	$280,297	$3	$—	$280,300

	As of December 31, 2022
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$148,813	$—	$—	$148,813
Commercial paper	144,299	82	—	144,381
Money market	350	—	—	350
Certificate of deposit	51	—	—	51
	$293,513	$82	$—	$293,595
Included in cash and cash equivalents	$148,813	$—	$—	$148,813
Included in marketable securities	144,700	82	—	144,782
Total cash, cash equivalents, and marketable securities	$293,513	$82	$—	$293,595
For both the nine months ended September 30, 2023 and the fiscal year ended December 31, 2022, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of September 30, 2023 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive (loss) gain. The Company had no securities in an unrealized loss position as of both September 30, 2023 and December 31, 2022.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Consolidated Statements of Cash Flows.

	As of September 30,
(in thousands)	2023	2022
Cash and cash equivalents	$263,320	$277,592
Restricted cash	2,952	3,941
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$266,272	$281,533
5. Inventories
Inventories as of September 30, 2023 and December 31, 2022 consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$36,062	$10,054
Work-in-process	14,316	9,615
Finished goods	6,558	4,147
Total inventories	$56,936	$23,816
The Company's reserve for inventory was $0.3 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively.

6. Debt
The Company's debt consists of the following:

(in thousands)	September 30, 2023	December 31, 2022
Senior Secured Term Loan due 2026:
Principal	$400,000	$400,000
Less: debt discount (1)	(3,384)	(4,571)
Less: deferred financing (1)	(2,545)	(3,439)
Net carrying value of Long-term debt(2)	$394,071	$391,990
______________________________
(1) Included in the Company's Consolidated Balance Sheets within long-term debt and amortized to interest expense over the remaining life of the Senior Secured Term Loan due 2026 using the effective interest rate method.
(2) The Company classifies the current portion of long-term debt as non-current liabilities on the Consolidated Balance Sheets when it has the intent and ability to refinance the obligations on a long-term basis, in accordance with ASC 470-50 “Debt.” Accordingly, as of September 30, 2023, the debt was recorded as a long-term liability in the Company’s Consolidated Balance Sheet.
In October 2023, the Company entered into a $400 million loan agreement (the “Senior Secured Term Loan due 2029”) with Blackstone with an interest rate equal to 3-month Term SOFR, subject to a 2.5% floor, plus a Term SOFR adjustment of 0.26161% and a margin of 6.25% that requires interest-only payments until early-2027 and matures in six years in 2029. This transaction resulted in net proceeds of $387.4 million, after deducting fees and estimated expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2029.
The Company used proceeds from the Senior Secured Term Loan due 2029 and the private placement to prepay the Senior Secured Term Loan due 2026, inclusive of the outstanding principal amount, accrued interest and prepayment premium. In connection with the prepayment, the Company expects to record a loss from early extinguishment of debt of approximately $13.9 million in the fourth quarter of 2023, primarily related to the prepayment premium and write-off of unamortized debt discount and deferred financing costs.

Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Contractual interest expense	$12,270	$8,945	$35,289	$24,034
Amortization of debt discount	$411	$382	$1,187	$1,121
Amortization of deferred financing	$310	$286	$893	$842

7. Stockholder's Equity
During the three and nine months ended September 30, 2023, the Company issued and sold an aggregate of 3,002,354 and 5,244,936 shares, respectively, through its at-the-market equity program ("ATM program") at weighted-average public offering prices of $12.68 and $12.50 per share, resulting in net proceeds of $36.6 million and $63.1 million, respectively. As of September 30, 2023, an aggregate of $184.4 million worth of shares remain available to be issued and sold under the ATM program.
In October 2023, in connection with the Senior Secured Term Loan due 2029, the Company entered into a securities purchase agreement with funds managed by Blackstone, for the private placement of an aggregate of 2,467,104 shares of the Company’s common stock, at a purchase price of $12.16 per share. Proceeds from the private placement, net of offering costs, were $29.8 million.

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
Stock Option Grants
The fair value of the stock options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected stock price volatility	58.4%	61.0%	59.2%	62.2%
Risk free interest rate	4.3%	3.1%	3.9%	1.7%
Expected life of options (years)	5.5	5.3	5.5	5.3
Expected annual dividend per share	$—	$—	$—	$—
 A summary of the Company's stock options for the nine months ended September 30, 2023 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2022	19,064	$11.31
Granted	5,522	$12.03
Exercised	(1,032)	$7.61
Forfeited	(248)	$11.51
Expired	(50)	$14.39
Options outstanding, September 30, 2023	23,256	$11.64	6.7	$32.1
Vested and unvested expected to vest, September 30, 2023	21,389	$11.58	6.5	$31.1
Exercisable at September 30, 2023	13,246	$11.12	5.1	$27.9
As of September 30, 2023, the total unrecognized compensation cost related to non-vested stock options granted was $39.8 million and is expected to be recognized over a weighted average period of three years.
Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2022	9,717	$13.07
Granted	4,514	$13.08
Vested	(3,252)	$12.25
Forfeited	(648)	$10.07
Non-vested units as of September 30, 2023	10,331	$13.56	2.2	$125.6
As of September 30, 2023, there was $63.1 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Company's Consolidated Statements of Operations related to the equity awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development expense	$4,380	$5,428	$16,987	$19,172
Selling, general, and administrative expense	12,131	9,344	50,995	38,714
Total equity compensation expense	$16,511	$14,772	$67,982	$57,886

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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of September 30, 2023 are identified in the following tables:

(in thousands)	Level 2	Total
Assets:
Commercial paper	$16,829	$16,829
Money market	6,818	6,818
	$23,647	$23,647

(in thousands)	Level 2	Total
Liabilities:
Deferred compensation plan liability	$6,718	$6,718
	$6,718	$6,718
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
The Company's Senior Secured Term Loan due 2026 falls into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. The carrying value of the Senior Secured Term Loan due 2026 approximates the fair value. Deferred compensation plan liability is recorded as a component of other non-current liabilities on the Company's Consolidated Balance Sheets.
The Company did not have any Level 3 assets as of September 30, 2023 or December 31, 2022. Liabilities measured at fair value using Level 3 inputs consisted of contingent consideration.

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
Contingent Consideration Payable
The contingent consideration payable resulted from the acquisition of Callidus Biopharma, Inc. ("Callidus") in November 2013. The Company reached regulatory milestones of $9.0 million in March 2023 and $15.0 million in September 2023 associated with the approval of Pombiliti™ by the EC and FDA, respectively. The $9.0 million milestone payment was paid in the second quarter of 2023 and the $15.0 million milestone payment, which is payable in cash, is recorded as a component of accounts payable on the Company's Consolidated Balance Sheets as of September 30, 2023.
The following table shows the change in the balance of contingent consideration payable for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of the period	$13,005	$19,266	$21,417	$20,339
Changes in fair value during the period, included in the Consolidated Statements of Operations	1,995	567	2,583	(506)
Milestone paid or payable in cash	(15,000)	—	(24,000)	—
Balance, end of the period	$—	$19,833	$—	$19,833

10. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(21,577)	$(33,286)	$(117,741)	$(180,703)
Denominator:
Weighted average common shares outstanding — basic and diluted	295,759,435	289,223,709	293,314,167	288,841,092
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of September 30,
(in thousands)	2023	2022
Options to purchase common stock	23,256	19,236
Unvested restricted stock units	10,331	9,839
Total number of potentially issuable shares	33,587	29,075

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
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We have developed and commercialized the first oral monotherapy for Fabry disease that has achieved widespread global approval and the first two-component therapy for late-onset Pompe disease that has been approved in the European Union (“E.U.”), the United Kingdom (“U.K.”), and in the United States (“U.S.”). We are committed to discovering and developing next generation therapies in Fabry and Pompe diseases.
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
Pombiliti™ + Opfolda™ (also referred to as AT-GAA, ATB200/AT2221, or cipaglucosidase alfa-atga/miglustat), is a novel, two-component treatment for late-onset Pompe disease that was approved by the European Commission ("EC") in June 2023, the U.K. Medicines and Healthcare products Regulatory Agency ("MHRA") in August 2023, and the U.S. Food and Drug Administration ("FDA") in September 2023. We began launch activities for Pombiliti™ + Opfolda™ in these markets and have commenced the reimbursement processes with healthcare authorities in additional European countries.
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
Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the nine months ended September 30, 2023, Galafold® revenue was $281.2 million of consolidated revenue. We continue to see strong commercial momentum and expansion into additional geographies. In countries where we have been operating the longest, we see an increasing proportion of previously untreated patients come onto Galafold® as compared to treatment experienced patients. In the U.S., we continue to see a significant increase in patients from a growing and very wide prescriber base. Across all markets, we see a high rate of compliance and adherence to this oral treatment option.
•Pompe disease program milestones. Pombiliti™ + Opfolda™ were approved by the EC in June 2023, the MHRA in August 2023, and the FDA in September 2023. Additionally, multiple expanded access mechanisms are in place around the globe.
•Pipeline advancement and growth. We are leveraging our global capabilities to develop and broaden our lead franchises in Fabry and Pompe disease, with focused discovery work on next generation therapies and novel platform technologies.
•Financial strength. Total cash, cash equivalents, and marketable securities as of September 30, 2023 was $280.3 million. Based on the current operating model, we believe that the current cash position, which includes expected revenues, is sufficient to fund our operations and ongoing research programs for at least the next 12 months. Potential business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
 Our Commercial Products and Product Candidates
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
The Galafold® U.S. patent portfolio encompasses 54 Orange Book listed patents, including 10 composition-of-matter patents, of which 38 provide protection through at least 2038.
Next Generation for Fabry Disease
We are committed to continued innovation for all people living with Fabry disease. As part of our long-term commitment, we are also continuing discovery for next-generation genetic medicines and have an academic research collaboration agreement to explore next generation pharmacological chaperones for Fabry disease.
Pombiliti™ (cipaglucosidase alfa-atga) + Opfolda™ (miglustat) for Pompe Disease
We have leveraged our biologics capabilities to develop Pombiliti™ + Opfolda™, a novel treatment paradigm for late-onset Pompe disease. Pombiliti™ + Opfolda™ consists of a uniquely engineered rhGAA enzyme, ATB200, or cipaglucosidase alfa-atga, with an optimized carbohydrate structure to enhance lysosomal uptake, administered in combination with AT2221, or miglustat, that functions as an enzyme stabilizer. Miglustat binds to and stabilizes ATB200 reducing inactivation of rhGAA in circulation to improve the uptake of active enzyme in key disease-relevant tissues. Miglustat is not an active ingredient that contributes directly to glycogen reduction.
Pombiliti™ + Opfolda™ were approved by the EC in June 2023, the MHRA in August 2023, and the FDA in September 2023. We began launch activities for Pombiliti™ + Opfolda™ in these markets and have commenced the reimbursement processes with healthcare authorities in additional European countries.
In addition, we are conducting ongoing clinical studies in pediatric patients for both late-onset Pompe disease ("LOPD") and infantile-onset Pompe disease ("IOPD") populations.
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

Consolidated Results of Operations
Three Months Ended September 30, 2023 compared to September 30, 2022
The following table provides selected financial information for the Company:

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Net product sales	$103,501	$81,691	$21,810
Cost of goods sold	9,946	13,436	(3,490)
Cost of goods sold as a percentage of net product sales	9.6%	16.4%	(6.8)%
Operating expenses:
Research and development	40,704	52,970	(12,266)
Selling, general, and administrative	65,651	47,272	18,379
Changes in fair value of contingent consideration payable	1,995	567	1,428
Depreciation and amortization	2,228	1,286	942
Other income (expense):
Interest income	1,471	563	908
Interest expense	(12,986)	(9,620)	(3,366)
Other income	3,833	13,634	(9,801)
Income tax benefit (expense)	3,128	(4,023)	7,151
Net loss attributable to common stockholders	$(21,577)	$(33,286)	$11,709
Net Product Sales. Net product sales increased $21.8 million during the three months ended September 30, 2023 compared to the same period in the prior year. The increase was primarily due to continued growth of Galafold® in the U.S., Europe and Japan markets, launch of Pombiliti™ + Opfolda™ in Europe, and a $3.8 million favorable impact of foreign currency exchange.
Cost of goods sold. Cost of goods sold includes manufacturing costs as well as royalties associated with net product sales of Galafold®. Cost of goods sold as a percentage of net product sales decreased 6.8% primarily due to inventory write-offs in the prior year.
Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Three Months Ended September 30,
Projects	2023	2022
Third party direct project expenses
Galafold® (Fabry Disease)	$4,505	$2,613
Pombiliti™ + Opfolda™ (Pompe Disease)	15,233	24,052
Gene therapy programs	1,137	462
Pre-clinical and other programs	616	6
Total third-party direct project expenses	21,491	27,133
Other project costs
Personnel costs	15,194	18,691
Other costs	4,019	7,146
Total other project costs	19,213	25,837
Total research and development costs	$40,704	$52,970
The $12.3 million decrease in research and development costs was primarily driven by a decrease in Pompe disease program spend due to reduced clinical manufacturing costs. Personnel and other costs decreased in connection with the reallocation of resources to support our Pombiliti™ + Opfolda™ commercial launch and continued growth of Galafold®.

Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $18.4 million, primarily driven by personnel costs including the reallocation of resources to support our Pombiliti™ + Opfolda™ commercial launch activities and third-party professional fees.
Interest Expense. The $3.4 million increase was due to a higher variable interest rate on debt period over period.
Other Income. The $9.8 million variance was primarily related to movement in foreign exchange rates caused by remeasurement of foreign-denominated balances.
Income Tax Benefit. We are subject to income taxes in various jurisdictions. The income tax benefit was primarily due to the discrete treatment of certain tax matters that resulted in changes to the forecasted income in our tax jurisdictions.
Consolidated Results of Operations
Nine Months Ended September 30, 2023 compared to September 30, 2022
The following table provides selected financial information for the Company:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Net product sales	$284,274	$241,137	$43,137
Cost of goods sold	26,002	29,215	(3,213)
Cost of goods sold as a percentage of net product sales	9.1%	12.1%	(3.0)%
Operating expenses:
Research and development	117,352	212,806	(95,454)
Selling, general, and administrative	205,031	158,767	46,264
Changes in fair value of contingent consideration payable	2,583	(506)	3,089
Loss on impairment of assets	1,134	6,616	(5,482)
Depreciation and amortization	5,691	4,031	1,660
Other (expense) income:
Interest income	5,407	1,052	4,355
Interest expense	(37,322)	(26,024)	(11,298)
Other (expense) income	(13,007)	22,804	(35,811)
Income tax benefit (expense)	700	(8,743)	9,443
Net loss attributable to common stockholders	$(117,741)	$(180,703)	$62,962
Net Product Sales. Net product sales increased $43.1 million during the nine months ended September 30, 2023 compared to the same period in the prior year. The increase was primarily due to continued growth of Galafold® in the U.S., Europe and Japan markets, and the launch of Pombiliti™ + Opfolda™ in Europe.
Cost of goods sold. Cost of goods sold includes manufacturing costs as well as royalties associated with net product sales of Galafold®. Cost of goods sold as a percentage of net product sales decreased 3.0% primarily due to inventory write-offs in the prior year.

Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Nine Months Ended September 30,
Projects	2023	2022
Third party direct project expenses
Galafold® (Fabry Disease)	$10,971	$9,652
Pombiliti™ + Opfolda™ (Pompe Disease)	44,126	72,615
Gene therapy programs	1,892	45,379
Pre-clinical and other programs	1,326	99
Total third-party direct project expenses	58,315	127,745
Other project costs
Personnel costs	47,108	62,518
Other costs	11,929	22,543
Total other project costs	59,037	85,061
Total research and development costs	$117,352	$212,806
The $95.5 million decrease in research and development costs was primarily driven by the strategic deprioritization of our gene therapy portfolio, which resulted in the recognition of contract exit costs in the prior year. Additionally, Pompe disease program spend decreased due to reduced clinical manufacturing costs. Personnel and other costs decreased in connection with the reallocation of resources to support our Pombiliti™ + Opfolda™ commercial launch and continued growth of Galafold®.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $46.3 million, primarily driven by personnel costs in connection with the reallocation of resources to support our Pombiliti™ + Opfolda™ commercial launch and third-party professional fees, partially offset by the write-off of cloud computing costs and software licensing fees in the prior year in connection with the strategic deprioritization of our gene therapy portfolio.
Loss on Impairment of Assets. The $5.5 million decrease was primarily in connection with the strategic deprioritization of our gene therapy portfolio in the prior year, which resulted in us recognizing a loss on impairment of assets.
Interest Expense. The $11.3 million increase was due to a higher variable interest rate on debt period over period.
Other (Expense) Income. The $35.8 million variance was primarily related to movement in foreign exchange rates caused by remeasurement of foreign-denominated balances.
Income Tax Benefit. We are subject to income taxes in various jurisdictions. The income tax benefit was primarily due to the recognition of tax benefit in connection with a partial release of a valuation allowance on deferred tax assets resulting from the reclassification of in-process research and development to a definite-lived intangible asset.
Liquidity and Capital Resources
As a result of our significant research and development expenditures, as well as expenditures to build a commercial organization to support the launch of Galafold®, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have historically funded our operations through stock offerings, product revenues, debt issuance, collaborations, and other financing arrangements.
Sources of Liquidity
In November 2022, we entered into a Sales Agreement with The Goldman Sachs & Co. LLC to create an at-the-market equity program ("ATM program"), pursuant to which we may offer to sell shares of our common stock having an aggregate offering gross proceeds of up to $250.0 million. During the three and nine months ended September 30, 2023, we issued and sold an aggregate of 3,002,354 and 5,244,936 shares through our ATM program at a weighted-average public offering price of $12.68 and $12.50 per share, resulting in net proceeds of $36.6 million and $63.1 million, respectively. As of September 30, 2023, an aggregate of $184.4 million worth of shares remain available to be issued and sold under the ATM program.

In October 2023, we entered into the Senior Secured Term Loan due 2029. This transaction resulted in net proceeds of $387.4 million, after deducting fees and estimated expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2029. Simultaneously, we also entered into a securities purchase agreement with funds managed by Blackstone, for the private placement of an aggregate of 2,467,104 shares of our common stock, at a purchase price of $12.16 per share. Proceeds from the private placement, net of offering costs, were $29.8 million. We used proceeds from the Senior Secured Term Loan due 2029 and the private placement to prepay the Senior Secured Term Loan due 2026, inclusive of the outstanding principal amount, accrued interest and prepayment premium. The remaining proceeds will be used to fund ongoing operations.
Cash Flow Discussion
As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $280.3 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the nine months ended September 30, 2023 was $72.5 million. The components of net cash used in operations included the net loss for the nine months ended September 30, 2023 of $117.7 million offset by $68.0 million of stock compensation, $25.9 million of other non-cash adjustments, and a net increase in changes in operating assets and liabilities of $48.7 million. The changes in operating assets and liabilities were primarily due to an increase in inventory of $42.2 million and an increase in prepaid expenses and other current assets of $26.0 million, partially offset by an increase in accounts payable and accrued expenses of $41.1 million associated with Pombiliti™ + Opfolda™ launch activities and increases in sales rebates associated with increased commercial sales of Galafold®.
Net cash used in operations for the nine months ended September 30, 2022 was $85.8 million. The components of net cash used in operations included the net loss for the nine months ended September 30, 2022 of $180.7 million offset by $57.9 million of stock compensation, $25.6 million of other non-cash adjustments, and a net increase in changes in operating assets and liabilities of $11.4 million. The changes in operating assets and liabilities were primarily due to an increase in accounts payable and accrued expenses of $25.5 million associated with the strategic deprioritization of our gene therapy portfolio resulting in the non-recurring expense of contractual obligations from which we will no longer receive further economic benefit, as well as tax accruals and sales rebates, offset by payments of contract manufacturing, third party research and development services, and annual performance bonus. The net cash used in operations was also impacted by an increase in accounts receivable of $7.4 million due to increased commercial sales of Galafold®.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2023 was $122.0 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $180.8 million for the sale and redemption of marketable securities, partially offset by $53.1 million for the purchase of marketable securities and $5.7 million for capital expenditures.
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
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 was $53.5 million. Net cash provided by financing activities primarily reflects $63.1 million of proceeds from the issuance of shares in connection with the ATM program offering, net of issuance costs, and $7.8 million of proceeds from the exercise of stock options, partially offset by the withholding taxes paid on vested restricted stock units of $16.4 million.

Net cash used in financing activities for the nine months ended September 30, 2022 was $8.0 million. Net cash used in financing activities primarily reflects the withholding taxes paid on vested restricted stock units of $11.1 million, partially offset by $3.2 million of proceeds from the exercise of stock options.
Funding Requirements
We expect to continue to incur significant costs in the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials. Our future capital requirements will depend on a number of factors, including:
•the scope, progress, results and costs of clinical trials for our drug candidates;
•the cost of manufacturing drug supply for our commercial, clinical and preclinical studies, including the cost of manufacturing Pombiliti™ (also referred to as "ERT" or "ATB200" or "cipaglucosidase alfa");
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
•the estimates regarding the potential market opportunity for our products and product candidates;
•our ability to successfully commercialize Galafold® (also referred to as "migalastat HCl");
•our ability to successfully commercialize Pombiliti™ and Opfolda™ (together, also referred to as "AT-GAA") in the E.U., U.K., and U.S., and elsewhere, if regulatory applications are approved;
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold®, Pombiliti™ and Opfolda™;
•our ability to obtain reimbursement for Galafold®, Pombiliti™ and Opfolda™;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold®, Pombiliti™ and Opfolda™;
•our ability to obtain market acceptance of Galafold®, Pombiliti™ and Opfolda™;
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

We may seek additional funding through public or private financings of debt or equity. Based on our current operating model, we believe that the current cash position, which includes expected revenues, is sufficient to fund our operations and ongoing research programs for at least the next 12 months. Potential impacts of business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements.
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
There were no significant changes during the nine months ended September 30, 2023 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Effective July 1, 2023, we transitioned the reference rate used in our Senior Secured Term Loan due 2026 from LIBOR to Adjusted Term Secured Overnight Financing Rate ("SOFR"), a forward-looking term rate based on SOFR, plus a credit spread adjustment of 0.26%. As a result, our variable-rate debt is now exclusively indexed to Adjusted Term SOFR, including the new Senior Secured Term Loan due 2029 agreement entered on October 2, 2023 (see “— Note 6. Debt” for further details). We continue to believe a hypothetical 100 basis point increase or decrease in the interest rate on our variable-rate debt would result in $1.0 million change in quarterly interest expense as of September 30, 2023.
We used proceeds from the Senior Secured Term Loan due 2029 and the private placement to prepay the Senior Secured Term Loan due 2026, inclusive of the outstanding principal amount, accrued interest and prepayment premium.
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. As of September 30, 2023, except as discussed above, there have been no material changes to our market risks or to our management of such risks since December 31, 2022.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 through July 31, 2023	53,583	$13.40	—	—
August 1, 2023 through August 31, 2023	123,214	$12.79	—	—
September 1, 2023 through September 30, 2023	24,701	$13.07	—	—
Total	201,498	$12.99	—	—
______________________________
(1) Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock units
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The following table describes, for the quarterly period covered by this report, each director and officer (as defined in Rule 16a-1(f) under the Exchange Act who has adopted, modified, or terminated a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (each plan, a “Rule 10b5-1 Trading Plan”). Each Rule 10b5-1 Trading Plan described below was adopted during an open insider trading window and in accordance with the Company’s policies regarding both insider trading and transactions relating to Company securities.

Name (Title)	Action Taken (Date of Action)	Rule 10b5-1 Trading Plan Provides for Purchase/Sale	Duration of the Trading Plan(1)	Aggregate Number of Securities
Bradley Campbell (President and Chief Executive Officer)	Adoption (August 23, 2023)	Sale	December 31, 2024	Indeterminable (2)
Jeffrey Castelli (Chief Development Officer)	Adoption (August 25, 2023)	Sale	May 15, 2024	52,264
David Clark (Chief People Officer)	Adoption (August 25, 2023)	Sale	August 15, 2024	Indeterminable (3)
John F. Crowley (Executive Chairman)	Adoption (September 6, 2023)	Sale	April 15, 2024	Indeterminable (3)
Ellen Rosenberg (Chief Legal Officer and Corporate Secretary)	Adoption (September 8, 2023)	Sale	December 7, 2024	95,000
____________________________
(1) The dates in this column represent the scheduled expiration date of each director or officer’s Rule 10b5-1 Trading Plan. Each Rule 10b5-1 Trading Plan may terminate earlier than the date provided should all transactions contemplated thereunder occur prior to such date.
(2) Mr. Campbell’s Rule 10b5-1 Trading Plan provides for the (i) exercise of up to 190,000 stock options and the sale of up to 190,000 underlying shares of common stock and (ii) sale of an indeterminable number of shares of common stock. The shares of common stock in clause (ii) will be obtained from the settlement of Mr. Campbell’s 2021 performance restricted stock unit (“PRSU”) awards. The number of shares of common stock obtained and available for sale will be subject to the (a) level of achievement of each performance goal contained within the 2021 PRSU awards and (b) shares of common stock withheld to satisfy applicable tax withholding obligations.
(3) The shares of common stock to be sold under this Rule 10b5-1 Trading Plan will be obtained from the settlement of the 2021 PRSU awards and the respective vesting of the 2020, 2021, 2022 and 2023 annual restricted stock unit awards. The number of shares of common stock obtained and available for sale will be subject to the (i) level of achievement of each performance goal contained within the 2021 PRSU awards and (ii) shares of common stock withheld to satisfy applicable tax withholding obligations.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Loan Agreement, dated October 2, 2023 by and among Amicus Therapeutics, Inc., certain subsidiaries of Amicus Therapeutics, Inc. from time to time party thereto as Guarantors, Blackstone Alternative Credit Advisors LP, Blackstone Life Sciences Advisors L.L.C., certain lenders from time to time party thereto and Wilmington Trust, National Association, as Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2023)

10.2
Securities Purchase Agreement, dated October 2, 2023, by and among Amicus Therapeutics, Inc. and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2023)

10.3	Employment Agreement, dated August 21, 2023, by and between Amicus Therapeutics, Inc. and Simon Harford

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date:	November 8, 2023	By:	/s/ Bradley L. Campbell
Bradley L. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2023	By:	/s/ Simon Harford
Simon Harford
Chief Financial Officer
(Principal Financial Officer)