Form 10-K
period 2023-12-31
AMICUS THERAPEUTICS, INC.
filed 2024-02-28
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report .☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the 283,196,538 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on The NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2023) was $3,556,948,517. Shares of voting and non-voting stock held by executive officers, directors, and holders of more than 10% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 13, 2024 was 295,382,614 shares.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant's 2024 Annual Meeting of Stockholders which is to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

    We have filed applications to register certain trademarks in the United States and abroad, including AMICUS THERAPEUTICS and design, AMICUS ASSIST and design, CHART and design, AT THE FOREFRONT OF THERAPIES FOR RARE AND ORPHAN DISEASES, HEALING BEYOND DISEASE, OUR GOOD STUFF, Galafold® and design, Pombiliti™ and design, Opfolda™ and design.

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
•the cost of manufacturing drug supply for our commercial, clinical and preclinical studies, including the cost of manufacturing Pombiliti™ (also referred to as "ATB200" or "cipaglucosidase alfa");
•the future results of preclinical research and subsequent clinical trials for pipeline candidates we may identify from time to time, including our ability to obtain regulatory approvals and commercialize such therapies;
•the costs, timing, and outcome of regulatory review of our product candidates;
•any changes in regulatory standards relating to the review of our product candidates;
•any changes in laws, rules or regulations affecting our ability to manufacture, transport, test, develop, or commercialize our products, including Galafold®, Pombiliti™ + Opfolda™, or our product candidates;
•the costs of commercialization activities, including product marketing, sales, and distribution;
•the emergence of competing technologies and other adverse market developments;
•the estimates regarding the potential market opportunity for our products and product candidates;
•our ability to successfully commercialize Galafold® (also referred to as "migalastat HCl");
•our ability to successfully commercialize Pombiliti™ + Opfolda™ (together, also referred to as "AT-GAA") in the E.U., U.K., and U.S., and elsewhere, if regulatory applications are approved;
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold® and Pombiliti™ + Opfolda™;
•our ability to obtain reimbursement for Galafold® and Pombiliti™ + Opfolda™;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold® and Pombiliti™ + Opfolda™;
•our ability to obtain market acceptance of Galafold® and Pombiliti™ + Opfolda™, or any other product developed or acquired that has received regulatory approval;
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
•our ability to successfully integrate acquired products and technologies into our business, or successfully divest or license existing products and technologies from our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected;

•our ability to establish licensing agreements, collaborations, partnerships or other similar arrangements and to obtain milestone, royalty, or other economic benefits from any such collaborators;
•the costs associated with, and our ability to comply with, emerging environmental, social and governance standards, including climate reporting requirements at the local, state and national levels;
•our ability to successfully protect our information technology systems and maintain our global operations and supply chain without interruption;
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
•If we are not able to obtain, or delayed in obtaining, required regulatory approvals, we will not be able to commercialize our products or product candidates, materially impairing our ability to generate revenue.
•If we are unable to establish and maintain sales and marketing capabilities, or relationships, to market and sell our products or, if approved, product candidates, their commercialization may suffer.
•If the market opportunities for our products or product candidates are smaller than we believe they are, then our revenues may be adversely affected, and our business may suffer.
•Galafold®, Pombiliti™ + Opfolda™, or any of our product candidates that receive regulatory approval may fail to achieve the degree of market acceptance necessary for commercial success.
•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•A variety of risks associated with international operations, including the U.S. and China relations, could adversely affect our business, particularly as it relates to products or product candidates for which we have a sole supplier.
•Our products or any product candidates receiving approval may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives.
•If we are found to have promoted off-label uses by regulatory authorities, we may become subject to significant liability.
•Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.
•If applicable regulatory authorities approve generic or biosimilar products with claims that compete with our products or any of our product candidates, it could reduce our sales.
•We may expend our limited resources to pursue a particular product, product candidate or indication and fail to capitalize on an alternative for which there is a greater likelihood of success.
•Our products or product candidates may have side effects that could impact their regulatory approval or commercialization.
•Any product or product candidate we obtain marketing approval for could be subject to restrictions or withdrawal from the market and we may be subject to penalties or enforcement actions if we fail to comply with regulatory requirements.
•Certain relationships will be subject to anti-kickback, fraud and abuse, anti-bribery and corruption and other laws and regulations, which could expose us to criminal, civil, or contractual penalties, reputational harm and diminished earnings.
•If clinical trials of our product candidates do not produce results satisfactory to regulatory authorities, the development and commercialization of our product candidates may not be completed.
•If we experience unforeseen events in connection with our clinical trials, potential regulatory approval or commercialization of our product candidates could be delayed or prevented.
•If we experience delays or difficulties in the enrollment of our clinical trials, regulatory approvals could be delayed or prevented.
•Initial clinical trial results do not ensure that the trial will be successful and success in preclinical or early stage clinical trials does not ensure success in later-stage clinical trials.
•If our competitors obtain orphan drug exclusivity for their products and we do not, we may be unable to have competing products approved in the applicable jurisdiction for a significant period of time.
•Failure to obtain or maintain regulatory approval outside the U.S. would prevent us from marketing our products abroad.
•Our gene therapy product candidates are based on novel technologies, which makes it difficult to predict the time and cost of their development and subsequently obtaining regulatory approval.

•Our use of third parties to manufacture our products or product candidates may increase the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•We may be unable to enter into agreements with third-party manufacturers, or unable to do so on acceptable terms.
•We rely on third parties to distribute our products who may not perform satisfactorily.
•We rely on third parties to conduct certain preclinical activities and our clinical trials, who may not perform satisfactorily.
•We may not be successful in maintaining or establishing collaborations, which could adversely affect our ability to develop and, particularly in international markets, commercialize products.
•Materials necessary to manufacture our products or product candidates may not be available on commercially reasonable terms, which may delay their development and commercialization.
•Manufacturing issues may arise that could increase costs or delay commercialization.
•We have incurred significant losses and anticipate that we will continue to incur losses in the future.
•We may never become profitable even though we currently generate revenue from the sale of products.
•If we require, and fail to obtain, additional necessary financing, we may be unable to complete the development and commercialization of our products and product candidates.
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies, Galafold®, Pombiliti™ + Opfolda™, or product candidates.
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
•If we fail to comply with our obligations in our intellectual property licenses, we could lose material license rights.
•Failure to secure trademark registrations could adversely affect our business.
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
•The increased focus on environmental, social and governance ("ESG") matters and emission reporting by investors, governmental bodies and other stakeholders, as well as existing and proposed laws related to these topics, may adversely affect our business and reputation.
•Our business activities involve the use of hazardous materials which could subject us to significant adverse consequences if we fail to comply with the applicable laws regulating their use.
•Unfavorable global economic conditions such as global crises, health epidemics, military conflicts, geopolitical and trade disputes, including between the U.S. and China, or other factors, may adversely affect our business and financial results.

PART I
Item 1.    BUSINESS
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We seek to deliver the highest quality therapies that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. Our two marketed therapies are Galafold®, the first oral monotherapy for people living with Fabry disease who have amenable genetic variants, and Pombiliti™ + Opfolda™, a novel treatment designed to improve uptake of active enzyme into key disease relevant tissues for adults living with late-onset Pompe disease.
Galafold® (also referred to as "migalastat") is approved in over 40 countries around the world, including the United States ("U.S."), European Union ("E.U."), United Kingdom ("U.K."), and Japan. Additionally, Galafold® has been granted orphan drug designation in the U.S., E.U., U.K., Japan, and several other countries.
Pombiliti™ + Opfolda™ (also referred to as "cipaglucosidase alfa-atga/miglustat") was approved in 2023 in the three largest Pompe markets: the U.S., the E.U., and the U.K. Multiple regulatory submissions and reimbursement processes with global health authorities are currently underway. Additionally, Pombiliti™ + Opfolda™ has been granted orphan drug designation in the U.S., E.U., U.K., Japan and several other countries.
Our Strategy
Our strategy is to create, manufacture, test, and deliver the highest quality medicines for people living with rare diseases through internally developed, jointly developed, acquired, or in-licensed products and product candidates. We are leveraging our global capabilities to develop and broaden our franchises in Fabry and Pompe disease, with focused discovery work on next-generation therapies and novel technologies.
Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the year ended December 31, 2023, Galafold® revenue was $387.8 million of consolidated revenue, which represented an increase of $58.7 million compared to the prior year. We continue to see strong commercial momentum and expansion into additional geographies.
•Pompe disease program milestones. For the year ended December 31, 2023 Pombiliti™ + Opfolda™ revenue was $11.6 million of consolidated revenue. Pombiliti™ + Opfolda™ were approved by the European Commission ("EC") in June 2023, the Medicines and Healthcare products Regulatory Agency ("MHRA)" of the United Kingdom in August 2023, and the U.S. Food and Drug Administration ("FDA") in September 2023.
•Pipeline advancement and growth. We are leveraging our global capabilities to develop and broaden our franchises in Fabry and Pompe disease, with focused discovery work on next-generation therapies and novel technologies.
•Financial strength. Total cash, cash equivalents, and marketable securities as of December 31, 2023 was $286.2 million.
Our Commercial Products and Product Candidates
Galafold® (migalastat HCl) for Fabry Disease
Our oral precision medicine Galafold® was granted accelerated approval by the FDA in August 2018 for the treatment of adults with a confirmed diagnosis of Fabry disease and an amenable galactosidase alpha gene ("GLA") variant based on in vitro assay data. Galafold® was approved in the E.U. and U.K. in May 2016 as a first-line therapy for long-term treatment of adults and adolescents, aged 16 years and older, with a confirmed diagnosis of Fabry disease and who have an amenable mutation (variant). Marketing authorization approvals as well as approvals for adolescents aged 12 years and older weighing 45 kg or more have been granted in over 40 countries around the world. We plan to continue to launch Galafold® in additional countries, including for adolescents aged 12 years and older.

As an orally administered monotherapy, Galafold® is designed to bind to and stabilize an endogenous alpha-galactosidase A ("alpha-Gal A") enzyme in those patients with genetic variants identified as amenable in a Good Laboratory Practice ("GLP") cell-based amenability assay.
Next-Generation for Fabry Disease
We are committed to continued innovation for all people living with Fabry disease. As part of our long-term commitment, we are also continuing discovery for next-generation genetic medicines and have an academic research collaboration agreement to explore next-generation pharmacological chaperones for Fabry disease.
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
Fabry disease is an X-linked disease caused by mutations in the GLA gene, which encodes the alpha-Gal A enzyme. These mutations can cause alpha-Gal A to be either absent or deficient. When alpha-Gal A is absent or deficient in the substrates, GL-3 and lyso-Gb3 accumulate, leading to damage of cells within affected parts of the individual's body and causing the various pathologies seen in Fabry disease. Fabry disease leads to progressive, irreversible organ damage, typically involving the nervous, cardiac, and renal systems, as well as multiple other tissues. The symptoms can be severe, differ from patient to patient, and begin at an early age, resulting in significant clinical, humanistic, and healthcare costs. Fabry disease requires lifelong medical intervention to manage the complications of this devastating disease across multiple organ systems.
Fabry disease is a relatively rare disorder. The annual incidence of Fabry disease in newborn males has been historically estimated to be 1:40,000-1:60,000 (Journal of the American Medical Association January 1999 and The Metabolic and Molecular Bases of Inherited Disease 8th edition 2001). However, more recent newborn screening studies in Italy, Taiwan, Austria, Spain and the U.S., which collectively screened more than 500,000 male and female newborns, found the incidence of GLA mutations to be between 1:2,445 to 1:8,454, more than ten times higher than previous estimates for classic patients (American Journal of Human Genetics 2006, Human Mutation 2009, the Lancet 2011, Journal of Pediatrics 2017, and Journal of the American Medical Association Pediatrics 2018). When looking at only male newborns within these studies, the incidence of Fabry disease mutations is as high as 1:1,316 – 1:7,575 (Circulation in Cardiovascular Genetics 2009, American Journal of Human Genetics 2006, European Journal of Pediatrics 2017).
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
Currently, three other products, all ERTs, are approved for the treatment of Fabry disease: agalsidase beta by Sanofi Aventis, pegunigalsidase alfa-iwxj by Chiesi Farmaceutici and agalsidase alfa by Takeda, the last of which is not approved in the U.S.

Pombiliti™ (cipaglucosidase alfa-atga) + Opfolda™ (miglustat) for Pompe Disease
We have leveraged our biologics capabilities to develop Pombiliti™ + Opfolda™, a novel treatment paradigm for late-onset Pompe disease. Pombiliti™ + Opfolda™ were approved by the EC in June 2023, the MHRA in August 2023, and the FDA in September 2023. Additional regulatory submissions and reimbursement processes with global health authorities are currently underway.
Pombiliti™ + Opfolda™ consists of a uniquely engineered rhGAA enzyme, cipaglucosidase alfa-atga, with an optimized carbohydrate structure to enhance lysosomal uptake, administered in combination with miglustat that functions as an enzyme stabilizer. Miglustat binds to and stabilizes cipaglucosidase alfa-atga reducing inactivation of rhGAA in circulation to improve the uptake of active enzyme into key disease relevant tissues. Miglustat is not an active ingredient that contributes directly to glycogen reduction.
In addition, clinical studies are ongoing in pediatric patients for both the late-onset Pompe disease ("LOPD") and infantile-onset Pompe disease ("IOPD") populations.
Next-Generation for Pompe Disease
We are committed to continued innovation for all people living with Pompe disease. As part of our long-term commitment, we are also continuing discovery for next-generation genetic medicines for Pompe disease.
Pompe Disease Background
Pompe disease is a lysosomal storage disorder that results from a deficiency in an enzyme, GAA. Signs and symptoms of Pompe disease can be severe and debilitating and include progressive muscle weakness throughout the body, particularly the heart and skeletal muscles. GAA deficiency causes accumulation of glycogen in cells, which is believed to result in the clinical manifestations of Pompe disease. Pompe disease ranges from a rapidly fatal infantile form with severe cardiac involvement to a more slowly progressive, late-onset form primarily affecting skeletal muscle. All forms are characterized by severe muscle weakness that worsens over time. In the early-onset form, patients are usually diagnosed shortly after birth and often experience enlargement of the heart and severe muscle weakness. In late-onset Pompe disease, symptoms may not appear until late childhood or adulthood and patients often experience progressive muscle weakness.
According to reported estimates of the Acid Maltase Deficiency Association, the United Pompe Foundation, and the Lysosomal Disease Program at Massachusetts General Hospital, there are 5,000-10,000 patients with Pompe disease worldwide. Pompe disease is a rare genetic disease with a traditionally used incidence rate of 1:40,000 (European Journal of Human Genetics 1999). However, it’s increasingly recognized that the incidence rate varies among different ethnic groups, forms of the disease (infantile onset vs late onset Pompe Disease) and countries (Molecular Genetics and Metabolism Reports 2021). With the advent of new-born screening and adoption by several states in the U.S. and elsewhere, more definitive incidence rate data is beginning to be gathered with rates as low as 1:10,152 (Current Treatment Options Neurology 2022). Based on a recent study of population genetic prevalence, the revised estimated incidence rate is now believed to be 1:23,232 (Molecular Genetics and Metabolism Reports 2021). As additional newborn screening data is gathered worldwide, a clearer picture of the disease epidemiology will emerge.
Currently, two products, both ERTs, are approved for the treatment of Pompe disease: alglucosidase alfa and avalglucosidase alfa-ngpt by Sanofi Aventis.
Strategic Alliances and Arrangements
We will continue to evaluate business development opportunities as appropriate to build stockholder value and provide us with access to the financial, technical, clinical, and commercial resources and intellectual property necessary to develop and market technologies or products with a focus on rare and orphan diseases. We are exploring potential collaborations, alliances, and various other business development opportunities on a regular basis. These opportunities may include business combinations, partnerships, the strategic out-licensing of certain assets, or the acquisition of preclinical-stage, clinical-stage, or marketed products or platform technologies consistent with our strategic plan to develop and provide therapies to patients living with rare and orphan diseases.

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
We own or hold license rights to several issued patents and numerous pending and issued applications, filed in the U.S., Europe, Japan, and other jurisdictions that are related to Galafold® and our ongoing clinical programs:
•We own issued U.S. patents that cover the use of migalastat, the active pharmaceutical ingredient in Galafold®, in the treatment of Fabry disease, which expire between 2027 and 2042 and are listed in the FDA Orange Book. Foreign counterparts of the U.S. patents are pending or issued in Europe, Japan, and certain other jurisdictions. Further, we have pending U.S. patent applications, as well as their foreign counterparts covering various aspects of Galafold®, including composition-of-matter methods of treating a patient diagnosed with Fabry disease, and methods of manufacturing. Any patents issuing from these applications will expire between 2036 and 2043. We anticipate listing these patents in the FDA Orange Book if issued.
•We own several issued U.S. patents that cover various aspects of Opfolda™ and Pombiliti™, a pharmacological chaperon/ERT combination in the treatment of Pompe disease, which expire between 2033 and 2037. Several of the issued U.S. patents are listed in the FDA Orange Book for Opfolda™. Foreign counterparts to the issued patents are pending or issued in Europe, Japan, and certain other jurisdictions. We also have pending U.S. patent applications, as well as foreign counterpart applications, covering various aspects of compositions, methods of treatment, methods of manufacture, and formulations. Any patents issuing from these pending applications will expire between 2033 and 2043. We also filed Patent Term Extension application at the U.S. Patent and Trademark Office ("USPTO"), requesting that the term of certain issued U.S. patent covering cipaglucosidase alfa, the active pharmaceutical ingredient in Pombiliti™, be extended pursuant to 35 U.S.C. § 156.
•From our agreement with the University of Pennsylvania ("Penn"), we have a license to Penn’s patent portfolio pertaining to vector and other platform technologies for treating Pompe disease and Fabry disease.
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
•Next-generation Fabry chaperones;
•Gene therapy protein engineering technology;
•Gene therapy (e.g., Pompe, Fabry) and ERT (e.g., CDKL5) programs and their use to treat specified diseases. We cannot be certain, however, that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.

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
In the fourth quarter of 2022, we received Paragraph IV Certification Notice Letters from Teva Pharmaceuticals USA, Inc. ("Teva"), Aurobindo Pharma Limited ("Aurobindo"), and Lupin Limited ("Lupin") in connection with Abbreviated New Drug Applications (“ANDA”) filed with the FDA requesting approval to market generic Galafold®. In November 2022, we filed four lawsuits against Teva, Lupin, and Aurobindo in the U.S. District Court for the District of Delaware for infringement of our Orange Book-listed patents and will vigorously enforce our Galafold® intellectual property rights. Lupin, Aurobindo and Teva supplemented their Paragraph IV Certifications in 2023. In the fourth quarter of 2023, a stipulation order to stay litigation with respect to Lupin was ordered. Additionally, in the first quarter of 2024, a stipulation was filed with the court and approved by the presiding judge, whereby the parties agreed to accept our definition of the terms that were in dispute. As such, the scheduled Markman hearing was deemed unneeded and cancelled.
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

Collaboration and License Agreements
We have acquired rights to develop and commercialize our product candidates through licenses granted by various parties. We have certain obligations under these acquisitions or licensing agreements, including diligence obligations and payments, which are contingent upon achieving various development, regulatory and commercial milestones. Also, pursuant to the terms of some of these license agreements, when and if commercial sales of a product commence, we may be obligated to pay royalties to such third parties on net sales of the respective products.
The following summarizes our material rights and obligations under those licenses:
University of Pennsylvania
In December 2022, we entered into a license agreement with Penn pursuant to which we obtained a license with respect to the pre-clinical research and development of next-generation parvovirus gene therapy products for the treatment of Pompe disease and Fabry disease. Under the agreement, we will be responsible for clinical development and commercialization of the licensed products for the indications and Penn is eligible to receive certain milestone and royalty payments with respect to licensed products for each indication, up to an aggregate of $86.5 million per indication. Royalty payments are based on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis.
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
Major Competitors
Our major competitors include pharmaceutical and biotechnology companies in the U.S. and abroad that have approved therapies or therapies in development for lysosomal storage disorders. Other competitors are pharmaceutical and biotechnology companies that have approved therapies or therapies in development for rare diseases for which pharmacological chaperone technology, or next-generation ERT may be applicable. Additionally, we are aware of several early-stage, niche pharmaceutical, and biotechnology companies whose core business revolves around protein misfolding; however, we are not aware that any of these companies are currently working to develop products that would directly compete with ours. We are also aware of several pharmaceutical and biotechnology companies who are developing various treatments for novel ERTs and gene therapy. The key competitive factors affecting the success of our product candidates are likely to be their efficacy, safety, convenience, and price.
Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The following table lists our principal competitors and publicly available information on the status of their clinical-stage product offerings:

Competitor (1)	Indication	Product	Class of Product	Status	2023 Sales
					(in millions)
Sanofi	Fabry Disease	Fabrazyme®	ERT	Marketed	€991
	Pompe Disease	Myozyme®/ Lumizyme®	ERT	Marketed	€783
	Pompe Disease	Nexviazyme®/ Nexviadyme®	ERT	Marketed	€425
	Fabry Disease	Venglustat	Oral glucosylceramide synthase ("GCS") Inhibitor	Phase 3	N/A
Takeda (2)	Fabry Disease	Replagal®	ERT	Marketed	¥71,300
Chiesi (3)	Fabry Disease	ELFABRIO®	ERT	Marketed	$14.7
Idorsia	Fabry Disease	Lucerastat	Oral GCS Inhibitor	Phase 3	N/A
AceLink	Fabry Disease	AL1211	Oral GCS Inhibitor	Phase 1/2	N/A
Sangamo	Fabry Disease	Isaralgagene civaparvovec	Gene Therapy	Phase 1/2	N/A
4DMT	Fabry Disease	4D-310	Gene Therapy	Phase 1/2	N/A
Bayer	Pompe Disease	ACTUS-101	Gene Therapy	Phase 1/2	N/A
Astellas	Pompe Disease	AT845	Gene Therapy	Phase 1/2	N/A
Roche	Pompe Disease	SPK-3006	Gene Therapy	Phase 1/2	N/A
Maze	Pompe Disease	MZE001	Oral glycogen synthase ("GYS1") Inhibitor	Phase 1/2	N/A
_____________________________
(1) Reflects commercial products and product candidates for which IND has been filed or are in clinical development.
(2) Reflects running 12 month revenue as of December 31, 2023, as Takeda's fiscal year ends on March 31, 2024.
(3) Reflects sales through September 30, 2023.
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
To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already-approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent as an ANDA applicant. Thus approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of an NCE, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph 4 certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

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
•U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

To obtain regulatory approval of an orphan drug under the E.U. regulatory system, we are mandated to submit a marketing authorization application ("MAA") to be assessed in the centralized procedure. The centralized procedure, which came into operation in 1995, allows applicants to obtain a marketing authorization that is valid throughout the E.U. It is compulsory for medicinal products manufactured using biotechnological processes, for orphan medicinal products and for human products containing a new active substance which was not authorized in the community before 20 May 2004 (date of entry into force of Regulation (EC) No 726/2004) and which are intended for the treatment of AIDS, cancer, neurodegenerative disorder, or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the community before 20 May 2004 or for products which constitute a significant therapeutic, scientific, or technical innovation or for which a community authorization is in the interests of patients at community level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the European Medicines Agency ("EMA"), to be assessed by the Committee for Medicinal Products for Human Use ("CHMP"). The procedure results in a commission decision, which is valid in all E.U. member states. Centrally-authorized products may be marketed in all member states. Under the centralized procedure, full copies of the MAA are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA's scientific assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur is therefore the privileged interlocutor of the applicant and continues to play this role, even after the MAA has been granted approval.
The rapporteur and co-rapporteur then assess the applicant's replies, submit them for discussion to the CHMP and, taking into account the conclusions of this debate, prepare a final assessment report. Once the evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the authorization. When the opinion is favorable, it shall include the draft summary of the product's characteristics, the package leaflet and the texts proposed for the various packaging materials. The time limit for the evaluation procedure is 210 days. The EMA then has fifteen days to forward its opinion to the commission. This is the start of the second phase of the procedure: the decision-making process. The Agency sends to the commission its opinion and assessment report, together with annexes containing: the SmPC ("Annex 1"); the particulars of the Marketing Authorization Holder ("MAH") responsible for batch release, the particulars of the manufacturer of the active substance and the conditions of the marketing authorization ("Annex 2"); and the labelling and the package leaflet ("Annex 3"). The annexes are translated into the 22 other official languages of the E.U. During the decision-making process, the commission services verify that the marketing authorization complies with Union law. The commission has fifteen days to prepare a draft decision. The medicinal product is assigned a community registration number, which will be placed on its packaging if the marketing authorization is granted. During this period, various commission directorates-general are consulted on the draft marketing authorization decision.
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
The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. All existing E.U. marketing authorizations ("MAs") for centrally authorized products were automatically converted ("grandfathered") into U.K. MAs free-of-charge on January 1, 2021. Amicus has completed the necessary baseline submission for conversion and was granted Marketing Authorization on August 4, 2021 for Galafold® with an effective date of January 1, 2021.

There is no pre-marketing authorization orphan designation. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the GB market, e.g. the prevalence of the condition in GB (rather than the E.U.) must not be more than 5 in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB or E.U./European Economic Area, wherever is earliest. Galafold® and Pombiliti™ + Opfolda™ have been granted orphan designation by the MHRA.
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
U.S. Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act, or the FCPA, generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our industry is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently, the Securities and Exchange Commission ("SEC") and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. Violations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Enforcement actions may be brought by the Department of Justice or the SEC, and recent enacted legislation has expanded the SEC’s power to seek disgorgement in all FCPA cases filed in federal court and extended the statute of limitations in SEC enforcement actions in intent-based claims such as those under the FCPA from five years to ten years.
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
Among the provisions of the Affordable Care Act that have been implemented since enactment and are of importance to the commercialization of our products and product candidates, if approved, are the following:
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
There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to March 31, 2022 and adjusted the sequester to 1% for the period between April 1, 2022 and June 30, 2022. As of July 2, 2022, the 2% sequester reduction resumed. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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
Further changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. We also expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our products and product candidates, if approved. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.
The Inflation Reduction Act of 2022 (the "IRA") contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. Orphan drugs that treat only one rare disease are exempt from the IRA's drug negotiation program. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effects of the IRA on our business and the pharmaceutical industry in general is not yet known.
Human Capital
At Amicus, one of our founding principles is that we believe in each other to foster teamwork and respect for each individuals' contribution. Our passion for making a difference unites us. Supporting our global employees and valuing their differences is an essential part of the core values and culture at Amicus. Tied to these values and culture, we believe our success and our ability to help patients depends on our capability to attract, develop and retain key personnel.
We are committed to fostering an inclusive workplace where every voice is heard and valued, resulting in a dimensional way of thinking that is used when meeting Company goals. This ensures that every employee feels they are treated fairly which is evidenced through our most recent engagement survey where we came within 2% of the global benchmark for Justice/Fairness.
As of December 31, 2023, we had 517 full-time employees. As of December 31, 2023, 58% of our global workforce, 31% of our executive management team and 30% of our Board of Directors were women. We are committed to ensuring a diverse, equitable, and inclusive culture where all employees are provided equal opportunities.
Our Mission to ‘Always Put Patients First’ helps keep our employees engaged with this sense of purpose. We support engagement through communicating frequently and transparently with our employees through a variety of communication methods, including video and written communications, town hall meetings, round tables, employee pulse surveys, and Company intranet, and we acknowledge individual contributions through a number of reward and recognition programs. We believe these engagement efforts keep employees informed about our strategy, culture and purpose and motivated to do their best work.
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
Our Corporate Information
We were incorporated under the laws of the State of Delaware on February 4, 2002. The address of our global headquarters is 47 Hulfish Street, Princeton, NJ 08542 and our telephone number is 609-662-2000. Our website address is www.amicusrx.com. We make available free of charge on our website our annual, quarterly, and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission.
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
We have invested a significant portion of our efforts and financial resources in the development of Galafold® for the treatment of Fabry disease and rely upon sales of Galafold® primarily in Europe and growing sales in the U.S., Japan, and other geographies. Our ability to generate material product revenues will depend heavily on the successful development, regulatory approval, and commercialization of Galafold®. We will continue to study Galafold® in Phase 4 studies. If the results of the Phase 4 studies negatively change the benefit/risk profile of Galafold®, the commercial success of Galafold® may be substantially diminished. Any adverse market event with respect to Galafold®, including failure to obtain and maintain sufficient market acceptance, could have a material adverse effect on our business, financial condition and results of operations. If our sales of Galafold® were to decrease, or such sales were substantially or completely displaced in the market, or if we are unable to achieve and maintain sufficient market acceptance of Galafold® by physicians, patients, third-party payors and others in the medical community, or if we fail to receive commercial approval in any additional jurisdictions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, if Galafold® or similar products from our competitors were to become the subject of litigation and/or an adverse governmental action requiring us or such competitors, as applicable, to cease sales of Galafold®, such an event could have a material adverse effect on our business, financial condition and results of operations. In addition, the entry into the market of competitors with new or generic treatments, including oral, ERT and gene therapies, may erode the market for Galafold® and have a material impact on our business.
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
•protecting and enforcing our rights in our intellectual property portfolio; and
•obtaining and maintaining a commercially viable price.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize Galafold®, which would materially harm our business and ability to meet our financial goals and debt covenants.
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our products or product candidates and our ability to generate revenue will be materially impaired.
Our products, Galafold® and Pombiliti™ + Opfolda™, and product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, commercialization and reimbursement are subject to comprehensive regulation by the European Medicines Agency (“EMA”), the Pharmaceutical and Medical Devices Agency (“PMDA”), the Food and Drug Administration (“FDA”), and other regulatory agencies in the U.S. and by comparable authorities in other countries. Failure to obtain regulatory approval for our products and product candidates will prevent us from commercializing our products in jurisdictions beyond those in which we have obtained regulatory approval for our product or in any jurisdictions for our product candidates.
Securing marketing approval for all our product candidates, requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. We will continue to rely on third parties to assist us with filing and supporting the applications necessary to obtain marketing approvals for product candidates in this process. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that any of our products or product candidates are not effective or only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.
Obtaining approval for all of our product candidates, whether those currently in our pipeline or those we acquire or in-license in the future, is highly uncertain and we may fail to obtain regulatory approval in any or all jurisdictions. The review processes and the processes of regulatory authorities, including the FDA, EMA and PMDA, are extensive, lengthy, expensive, and uncertain, and such regulatory authorities may delay, limit, or deny the approval of any of our product candidates for many reasons, including, but not limited to:
•our failure to demonstrate to the satisfaction of the applicable regulatory authorities that any of our product candidates, are safe and effective for a particular indication;
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
•the applicable regulatory authority may only approve a limited label for less than the full indicated population, as a second line or rescue therapy, or impose other label restrictions; and
•the applicable regulatory authority may identify deficiencies in the chemistry, manufacturing, and control sections of our application, our manufacturing processes, facilities, or analytical methods or those of our third-party contract manufacturers or be unable to complete any necessary manufacturing inspections of our third-party manufacturers which may lead to significant delays in the approval of our product candidates or to the rejection of our applications altogether.
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
If we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to market and sell our products or product candidates, if approved, we may not be successful in commercializing Galafold®, Pombiliti™ + Opfolda™, or any product candidate if and when they are approved.
To achieve commercial success for any approved product, we must continue to develop and maintain a sales and marketing organization or outsource commercialization to third parties. We have established our own sales and marketing capabilities to promote Galafold® in Europe, Japan, the U.S. and other foreign jurisdictions with a targeted sales force and have leveraged these resources to support the launch of Pombiliti™ + Opfolda™ in those same jurisdictions. We anticipate using these capabilities to support other product candidates if approved. We have also entered into distribution agreements with third parties to market our products in jurisdictions in which we do not have our own sales and marketing capabilities. There are risks involved with establishing and maintaining our own sales and marketing capabilities and entering into arrangements with third parties to perform these services for our products or any of our product candidates, if approved. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Similarly, if we enter into agreements with third parties, including the out licensing of our products or product candidates, we may choose to reduce or eliminate our sales and marketing operations and thereby lose our commercialization investment.
Factors that may inhibit our efforts to successfully commercialize Galafold®, Pombiliti™ + Opfolda™, or our product candidates if and when they are approved by regulatory authorities, on our own include:
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
We may also co-promote or out license our products or product candidates, if approved, in various markets with pharmaceutical and biotechnology companies in instances where we believe that a larger sales and marketing presence will expand the market or accelerate penetration. If we do enter into co-promote or out licensing arrangements with third parties, our product revenues will be lower than if we directly sold and marketed our products and any revenues received under such arrangements will depend on the skills and efforts of others.
We may not be successful in entering into distribution arrangements and marketing alliances with third parties. Our failure to enter into these arrangements on favorable terms could delay or impair our ability to commercialize our products and product candidates, if approved, and could increase our costs of commercialization. Dependence on distribution arrangements and marketing alliances to commercialize our products and product candidates will subject us to a number of risks, including:
•we may not be able to control the amount and timing of resources that our distributors may devote to the commercialization of our products or product candidates, if approved;
•our distributors may experience financial difficulties;
•our distributors may experience compliance related issues and associated government investigations;
•our distributors may require transfer of the marketing authorization for our products and product candidates, if approved, and may refuse to relinquish them at the end of the distribution relationship;
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
If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue at our current guidance, meet our debt obligations, and may not ever become profitable.
If the market opportunities for our products or product candidates are smaller than we believe they are, then our revenues may be adversely affected, and our business may suffer.
Each of the diseases that our products and product candidates are being developed to address is rare and by definition has small patient populations. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates are based on estimates.
Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. In addition, as new studies are performed the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of Fabry disease, Pompe disease, or other rare diseases in the study populations, particularly in these newer studies, accurately reflects the prevalence of these diseases in the broader world population. If our estimates of the prevalence of Fabry disease, Pompe disease, or other rare diseases or of the number of patients who may benefit from treatment with our products or product candidates prove to be incorrect, the market opportunities for our products and product candidates, if approved, may be smaller than we believe they are, our prospects for generating revenue at our guidance levels may be adversely affected and our business may suffer.

Galafold® and Pombiliti™ + Opfolda™, or any of our product candidates that receive regulatory approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
Galafold® and Pombiliti™ + Opfolda™, as well as any of our product candidates that receive regulatory approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and potential advantages compared to competitive or alternative treatments, including generics and gene therapies;
•the prevalence and severity of any side effects;
•the ability to offer our products and product candidates, if approved, for sale at competitive prices;
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
Our ability to negotiate, secure and maintain third-party coverage and reimbursement may be affected by political, economic and regulatory developments in the U.S., E.U., U.K. and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of Galafold®, Pombiliti™ + Opfolda™ and any of our product candidates that receive marketing approval, and we may fail to meet our revenue targets as a result.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current products, Galafold®, Pombiliti™ + Opfolda™ and product candidates, as well as any products we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology and gene therapy companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of lysosomal storage disorders, including Fabry disease and Pompe disease. These Fabry products include Sanofi Aventis' Fabrazyme®, Takeda’s Replagal®, and Chiesi's Elfabrio, as well as other Fabry treatment products in development. As of 2022, Galafold® also faces potential generic competition, with Hatch-Waxman litigation currently on-going. In addition, Sanofi markets and sells Myozyme®, Lumizyme®, Nexviazyme®, and Nexviadyme® for the treatment of Pompe disease. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties for Fabry and Pompe, as well as potential gene therapies for both Fabry and Pompe and our other product candidates.

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
Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, prosecuting intellectual property rights and marketing approved products than we do. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs or advantageous to our business. In addition, if we obtain regulatory approvals for our product candidates, manufacturing efficiency and marketing capabilities are likely to be significant competitive factors. We currently rely on third-party manufacturers for our products and all of our product candidates. Further, many of our competitors have substantial resources and expertise in conducting collaborative arrangements, sourcing in-licensing arrangements, manufacturing and acquiring new business lines or businesses that are greater than our own.
A variety of risks associated with international operations could materially adversely affect our business.
Galafold®, Pombiliti™ + Opfolda™, and any of our product candidates that may be approved in the future for commercialization in the E.U., U.K. or in other foreign countries are or will be subject to additional risks related to international operations or entering into international business relationships, including:
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
•tighter restrictions on privacy and the collection and use of patient data; and
•business interruptions resulting from geopolitical actions (including war and terrorism), pandemic diseases, or natural disasters (including earthquakes, typhoons, floods and fires).
Moreover, there are complex regulatory, tax, labor and other legal requirements imposed by the E.U., U.K., and many of the individual countries in Europe, Asia and Latin America with which we will need to comply. Many U.S.-based biopharmaceutical companies have found the process of marketing their own products in Europe and other international geographies to be very challenging.

In addition, Pombiliti™ is currently manufactured in the People's Republic of China (“PRC”) by WuXi Biologics Co., Ltd. (“WuXi”). The PRC, and WuXi specifically, has faced increased scrutiny by the U.S. government, which could impact our ability to supply Pombiliti™ to meet our forecasted future demand, as WuXi is our sole supplier. This risk is discussed in greater detail below under the heading “Risks Related to the Manufacture of our Products and Product Candidates and our Dependence on Third Parties”.
Following the receipt of marketing approval of our products or any product candidates, the products may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, which would harm our business.
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
Our ability to successfully commercialize Galafold®, Pombiliti™ + Opfolda™, or any product candidate if approved, will also depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the European and U.S. healthcare industries and elsewhere is cost containment. It is currently unknown what impact, if any proposed changes by the federal and state governments in the U.S. and similar changes in foreign countries may have on pricing and reimbursement, particularly with respect to government programs such as Medicare and Medicaid and Pharmacy Benefit Managers for commercial plans, and including reimportation, reference pricing and limitations on manufacturer price increases.
Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for pharmaceutical products. We cannot be sure that coverage and reimbursement will continue to be available for Galafold®, Pombiliti™ + Opfolda™, or any product candidate that we commercialize or may commercialize, and if coverage and reimbursement are available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, Galafold®, Pombiliti™ + Opfolda™, or any product candidate for which we obtain marketing approval. Obtaining reimbursement for our product candidates when approved may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients and the pricing and reimbursement of competitive products. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product for which we obtain marketing approval.
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. In the United States, the Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act.
Changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. We also expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our products and product candidates, if approved. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.
Recently, the Inflation Reduction Act of 2022 (the "IRA") contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. Although the IRA exempts orphan drugs that treat only one rare disease from the drug pricing negotiation provisions, we do not know if additional drug pricing reforms could eliminate this exemption and therefore affect the prices we can charge and reimbursement we receive for our products and product candidates, if approved, thereby reducing our profitability. Any change to the exemption could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effects of the IRA on the pharmaceutical industry in general are not yet known.
The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have promoted off-label uses, we may become subject to significant liability.
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted in the U.S. for uses that are not approved by the FDA as reflected in the product's approved labeling or prior to regulatory approval. Further, any labeling approved by the FDA for Galafold®, Pombiliti™ + Opfolda™,or any of our product candidates may include restrictions on use, limit use to specific populations or include various other limitations. The FDA may impose further requirements or restrictions on the distribution or use of any of our other product candidates as part of a Risk Evaluation and Mitigation Strategies ("REMS") plan. Physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label provided the company did not promote such use. If we are found to have promoted such off-label uses, we may become subject to significant liability. Similarly, the FDA strictly regulates the promotion of investigational products prior to approval, known as pre-approval promotion. The federal government has levied large civil and criminal fines and / or other penalties against companies for alleged improper promotion and has investigated and / or prosecuted several companies in relation to off-label and/or pre-approval promotion. The FDA has also requested that certain companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed, curtailed or prohibited or have delayed approval of investigational products due to pre-approval conduct. Inappropriate promotional activities may also subject a company to investigations, prosecutions and litigation by other government entities or private citizens.
Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
We face an inherent risk of product liability exposure related to the use of our products and product candidates, including risks which may arise from misuse or malfunction of, or design flaws in, such products or product candidates, whether or not such problems directly relate to the products, product candidates and services we have provided. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial and potentially crippling liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive and we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. On occasion, large judgments have been awarded in lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or a series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our available cash and adversely affect our business including our ability to service our debt and comply with the liquidity and revenue covenants contained therein.
If the FDA or other applicable regulatory authorities approve generic or biosimilar products that compete with our products or any of our product candidates, it could reduce our sales of our products or those product candidates.
In the U.S., after an NDA is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an abbreviated NDA, or ANDA. The Federal Food, Drug, and Cosmetic Act, or the FD&C Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredients, dosage form, strength, route of administration, and conditions of use, or product labeling, as one of our products or product candidates and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product or product candidate. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices because they do not need to conduct highly expensive clinical trials to support their ANDA filing. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products or product candidates, including Galafold®, would substantially limit our ability to generate revenues or achieve profitability with a negative impact on continued operations. As of the end of 2022, we had received Paragraph 4 certifications from three ANDA filers for Galafold® and had initiated Hatch-Waxman litigation against these ANDA filers. That litigation remains pending. While we strongly believe in our patent protection and will vigorously defend our Galafold® intellectual property rights, there is no guarantee we will prevail in the Hatch-Waxman litigation or any other challenges to our intellectual property. Moreover, we may be compelled to settle this litigation on unfavorable terms with a direct negative impact on our revenue and profitability projections.
The Biologics Price Competition and Innovation Act, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act of 2010. The BPCIA authorizes the FDA to approve "abbreviated" BLAs for products whose sponsors demonstrate they are "biosimilar" to reference products previously approved under BLAs, to which Pombiliti™ is subject. The FDA may also separately determine whether "biosimilar" products are "interchangeable" with their reference products. However, the FDA may not approve an "abbreviated" BLA for a biosimilar product until at least twelve years after the date on which the BLA for the reference product was approved. FDA approval of abbreviated BLAs could be further delayed if the reference products are subject to unexpired and otherwise valid patents.
Accordingly, other manufacturers potentially could develop and seek FDA approval of "biosimilar" products at some point in the future, including a biosimilar of Pombiliti™ or any other product we develop or acquire that is approved under a BLA.

Our competitors may be able to develop and commercialize their products, including products identical to ours, in any ex-U.S. jurisdiction in which we are unable to obtain, maintain, or enforce our patent claims. Furthermore, generic manufacturers may develop, seek approval for and launch generic versions of our products, and may challenge the scope, validity or enforceability of our patents, requiring us to possibly engage in complex, lengthy and costly litigation or other proceedings.
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
As a result of pursuing the development and commercialization of our product and product candidates using our proprietary and licensed technologies, we may fail to develop other products or product candidates, or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success.
Risks Related to our Products and the Regulatory Approval and Clinical Development of our Product Candidates
Our products or product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or commercialization.
Undesirable side effects caused by our products, Galafold® and Pombiliti™ + Opfolda™, or product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA, EMA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our products or product candidates, if approved, and generating revenues from their sale. In addition, if we or others identify undesirable side effects caused by our products or product candidates after receipt of marketing approval:
•regulatory authorities may require the addition of restrictive labeling statements;
•regulatory authorities may withdraw their approval of the product; and
•we may be required to change the way the product is administered, or additional clinical trials are conducted.
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or product candidate or could substantially increase the costs and expenses of commercializing the product or product candidate, if approved, which in turn could delay or prevent us from generating significant revenues from its sale and limiting our ability to meet our financial guidance, debt covenants or adversely affect our reputation.

Any product or product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties or other enforcement actions if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products or our product candidates, when and if any of them are approved.
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

Non-compliance with E.U. and U.K. requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the E.U.'s and U.K.'s requirements regarding the protection of personal information can also lead to significant penalties and sanctions and business restrictions.
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
Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of our products and any product candidates for which we may obtain marketing approval. Increasingly, patients, patient organizations and charitable foundations also can influence selection of and payment for therapies. Our current and future arrangements with payors, healthcare providers, patient organizations, charitable foundations and patients may expose us to broadly applicable fraud and abuse, anti-bribery and corruption, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products and any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal, state and foreign healthcare laws and regulations pertaining to fraud and abuse, anti-bribery and corruption, interaction with patient organizations, charitable foundations, and patients' rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:
•U.S. federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Several other countries, including the U.K., have enacted similar anti-kickback, fraud and abuse, and healthcare laws and regulations;
•U.S. federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. In addition, charitable contributions to foundations for use in supporting patients may expose those foundations and us to additional penalties and prosecution under the False Claims Act. There is also a separate false claims provision imposing criminal penalties. Moreover, the Office of Inspector General (“OIG”) issues guidance documents and Advisory Opinions on matters that could give rise to prosecutions, investigations, litigation and/or settlements under the False Claims Act. For example, OIG issued an Advisory Opinion in April 2022 regarding manufacturer support of genetic testing which could form a basis for government scrutiny in certain circumstances. Applicable regulations of both the EMA and E.U. member states also impose liability for failing to comply with fraud and abuse laws or improperly using information obtained in in the course of clinical trials with the EMA or other regulatory authorities;

•U.S. federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute to defraud any healthcare benefit program or specific intent to violate it in order to have committed a violation. This statute also may impose monetary penalties on any offers or transfers of remuneration to Medicare or Medicaid beneficiaries (patients) which is likely to influence the beneficiary's selection of particular supplier of government payable items. States, such as California have enacted their own privacy regulations and others may enact similar legislation. Similarly, the collection and use of personal health data in the E.U. is governed by the E.U. General Data Protection Regulation (the "GDPR"), with many requirements mandated by the GDPR for the consent of the individuals to whom the personal data relates, the information provided to the individuals, transfer of personal data within and outside of the E.U. and the security and confidentiality of the personal data. Failure to comply with the requirements of the GDPR may result in substantial fines and other administrative penalties. The GDPR increases our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and adversely affect our business, financial condition, results of operations and prospects;
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
While we do not submit claims and our customers will make the ultimate decision on how to submit claims, in the U.S. we may provide reimbursement guidance and support regarding Galafold® or Pombiliti™ + Opfolda™, as well as our product candidates for which we receive regulatory approval, to our customers and patients. If a government authority were to conclude that we provided improper advice to our customers and patients and/or encouraged the submission of false claims for reimbursement, we could face action by government authorities. Similarly, if a government authority were to conclude that our patient support efforts or interactions with charitable foundations were improper, we could face action by government authorities. While we have processes and controls to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations, it is nonetheless possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.
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
In addition, the regulatory pathways for gene therapies are evolving. In some cases, the FDA will approve gene therapies based on Phase 2 clinical trial data. If, however, the FDA decides we need to complete Phase 3 clinical trial(s), we may need to expend significantly more capital to pursue FDA approval of gene therapies. If we are required to conduct additional clinical trials or other testing of our product candidates or any gene therapies that we develop beyond those tests and trials that we contemplate; if we are unable to successfully complete our clinical trials or other testing; if the results of these trials or tests are not positive or are only modestly positive; or if there are safety concerns, we may:

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
We may not be able to obtain or maintain orphan drug exclusivity for our products or product candidates. If our competitors are able to obtain orphan drug exclusivity for their products, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
Regulatory authorities in some jurisdictions, including the E.U., U.K., and the U.S., may designate drugs for relatively small patient populations as orphan drugs. We obtained orphan drug designations from the FDA for Galafold® for the treatment of Fabry disease in February 2004. We also obtained orphan medicinal product designation in the E.U. and U.K. for Galafold® in May 2006. Pombiliti™ + Opfolda™ has also received this designation from the FDA in 2017, EMA in 2018, and, in 2020, from PMDA. Our competitors have also received orphan designations. However, these orphan designations may be retracted following regulatory review of our or our competitor’s marketing authorization and/or BLA submissions and may not be reflected in the final approval of a product. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from approving another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The FDA defines “same drug” as a drug or biologic that contains the same active moiety and is intended for the same use. The applicable market exclusivity period for orphan drugs is ten years in the E.U. and U.K. and seven years in the U.S. The E.U. and U.K. exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified.
In the E.U. and U.K., a "similar medicinal product" is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. If a competitor to our product candidates obtains orphan drug exclusivity for and approval of a product with the same indications as our product candidates before we do, and if the competitor's product is the same drug or a similar medicinal product as ours, we could be excluded from the market for a certain period of time.
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

The FDA Reauthorization Act, signed into law in August 2017, authorizes the FDA to impose additional clinical trial requirements on manufacturers seeking orphan drug designation and/or pediatric indications. Galafold® and Pombiliti™ + Opfolda™ have obtained orphan drug designations from the FDA. The impact, however, of future regulations on other product candidates is uncertain and could result in the need for additional clinical trials.
Failure to obtain or maintain regulatory approval in foreign jurisdictions would prevent us from marketing our products abroad.
In order to market and sell our products in Europe and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, some countries outside the U.S. require approval of the sales price of a drug before it can be marketed. In many countries, separate procedures must be followed to obtain reimbursement. We may not obtain marketing, pricing or reimbursement approvals outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. Regulatory approvals in countries outside the U.S. do not ensure pricing approvals in those countries or in any other countries, and regulatory approvals and pricing approvals do not ensure that reimbursement will be obtained. Moreover, our therapy for the treatment of Pompe disease is comprised of two components, an ERT (Pombiliti™) and a small molecule (Opfolda™). Full marketing approval is required for both components in each jurisdiction that we seek to commercialize in and a failure to secure marketing approval for either in a given target geography could materially harm our business and results of operations.
Our gene therapy product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
Only a few gene therapy products have been approved in the U.S., E.U., and U.K. We have acquired the rights to potential gene therapies and have historically focused a substantial amount of our research and development efforts on these gene therapy platforms. There can be no assurance that any development problems we experience in the future related to our gene therapies will not cause significant delays or unanticipated costs, or that such development problems can be solved. In addition, the clinical study requirements of the FDA, the EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as our gene therapies can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. There is no guarantee that our potential gene therapies will ever receive regulatory approval, that we will have the resources to develop these therapies, that we will recoup our investments made in gene therapies, that we will meet any projected timelines for development or that we will continue to pursue these therapies.
Risks Related to the Manufacture and Distribution of our Products and Product Candidates and our Dependence on Third Parties
Use of third parties to manufacture our products or product candidates may increase the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not currently own or operate manufacturing facilities for clinical or commercial production of our products or product candidates. We currently lack the resources and the capabilities to manufacture ourselves on a clinical or commercial scale. If we choose in the future to manufacture ourselves, we would face all of the risks and uncertainties of third-party manufacturers of our products. We currently outsource all manufacturing and packaging of our products and product candidates to third parties. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. In particular, the manufacture of our biologic product for Pompe is highly complex and we may encounter difficulties in production. These problems include difficulties with production costs and yields and quality control, including stability of the product or product candidate. The occurrence of any of these problems could significantly delay our clinical trials or the commercial availability of our products or product candidates.

We may be unable to enter into agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. Even if we enter into these agreements, the manufacturers of each product or product candidate will be single source suppliers to us for a significant period of time.
Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third-party for regulatory compliance and quality assurance, including with their own vendors with which we do not have a contractual relationship;
•limitations on supply availability resulting from capacity, scheduling constraints, and geographic of the third parties;
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
•the possible breach of the manufacturing agreement by the third-party;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how;
•the high cost of manufacturing processes and raw materials; and
•the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us.
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
The FDA and regulatory authorities in other jurisdictions require our contract manufacturers to comply with cGMP regulations. These regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize, including Galafold®, Pombiliti™ + Opfolda™, and our gene therapy product candidates. The FDA and other regulatory authorities may, and often will, require the inspection of our contract manufacturers in order to approve, or maintain the approval of, our products or product candidates, including Galafold® and Pombiliti™ + Opfolda™. Different geopolitical situations or other unforeseeable events could impact the FDA, or other regulatory authorities, ability to timely inspect such contract manufacturers and such delays could materially harm our business and accuracy of our financial guidance projections.
Our contract manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the U.S. Our failure or the failure of our third-party manufacturers, to comply with applicable regulations could significantly and adversely affect regulatory approval and supplies of our products and product candidates. Our products and product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products and product candidates.
The majority of our preclinical, clinical and commercial products, including Galafold® and Pombiliti™, are manufactured by single source third-party manufacturers. If the third parties that we engage to manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us or in a timely fashion. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop and commercialize our product candidates and compete effectively.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins, our ability to meet our obligations under our credit facility, and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis.
We rely on third parties to distribute our products, and those third parties may not perform satisfactorily, including failing to deliver products to meet demand.
We do not distribute our products ourselves and rely on third parties for the delivery of clinical and commercial products to our customers and patients. Any of these third parties may experience delays in the delivery of our products, may be unable to deliver the products or may not comply with the appropriate delivery conditions. Failure to deliver our products may adversely affect our future profit margins, our ability to meet our obligations under our credit facility and our ability to develop and commercialize our products.
We rely on third parties to conduct certain preclinical development activities and our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
We do not independently conduct clinical trials for our product candidates or certain preclinical development activities of our product candidates. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators and collaboration partners to perform these functions. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.
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
Extensions, delays, suspensions or terminations of our preclinical development activities or our clinical trials as a result of the performance of our independent clinical investigators and CROs will delay, and make more costly, regulatory approval for any product candidates that we may develop or acquire. Any change in a CRO during an ongoing preclinical development activity or clinical trial could seriously delay that trial and potentially compromise the results of the activity or trial.

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
•collaborators may not pursue development and commercialization of our products or product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators' strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
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
Materials necessary to manufacture our products or product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our products or product candidates.
We currently rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our preclinical studies, clinical trials, and commercial supply and we rely, or will rely, on these other manufacturers for commercial distribution of our products and, if and when we obtain marketing approval, for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such materials are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, geopolitical risk and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. We may enter into agreements to purchase certain materials and provide them to our manufacturers, with all the risks and uncertainties of supply associated with those purchases. If we or our manufacturers are unable to obtain these materials for our preclinical studies and clinical trials, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop and commercialize our product candidates. If our manufacturers or we are unable to purchase these materials for commercial distribution of our products or, after regulatory approval has been obtained, our product candidates, the commercial launch of our products and product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our products or product candidates.
Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization.
Manufacturing of our products and product candidates requires us or our manufacturing partners to conduct required stability and comparability testing. We or our partners may encounter product, packaging, equipment and process-related issues that may require refinement or resolution in order to successfully commercialize our products, proceed with planned clinical trials, or obtain regulatory approval for commercial marketing of our product candidates. In the future we may identify impurities which could result in increased scrutiny by regulatory authorities, delays in our clinical programs and regulatory approval, increases in our operating expenses or failure to obtain or maintain approval for our products or product candidates.
We currently rely on WuXi Biologics Co., Ltd., a company based in the People's Republic of China, as the sole supplier of our biologic product, Pombiliti™. Accordingly, there is a risk that supplies of our product may be significantly delayed by, or may become unavailable as a result of, manufacturing, equipment, process, regulatory or business-related issues affecting that company. We may also face additional manufacturing and supply-chain risks due to the regulatory and political structure of the PRC, or as a result of the international relationship between the PRC and the U.S., including but not limited to potential sanctions imposed by the U.S. government on WuXi, or any of the other countries in which our products are marketed. In addition, the out-breaks of illnesses in the PRC could impact operations at WuXi. Although currently there has been no impact on our ability to obtain supply of Pombiliti™., and we and Wuxi have robust mitigation plans in place to the extent feasible based on the risk, there can be no assurance that operations would not be impacted in the future with a negative impact on supply of our product.

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
To date, we have focused on developing and commercializing our first product, Galafold® and second therapy, Pombiliti™ + Opfolda™, as well as our pipeline gene therapies. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Although the European Commission, PMDA and FDA have granted approval for Galafold®, for the treatment of adults with a confirmed diagnosis of Fabry disease and who have an amenable genetic variant, as well as Pombiliti™ + Opfolda™ for the treatment of adults with Pompe disease, and we are generating product sales, we continue to incur significant research, development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable, have incurred losses in each period since our inception, and may not be profitable on a non-GAAP or GAAP basis or achieve our year-to-year profitability guidance.
We expect to continue to incur significant costs in the foreseeable future as we:
•continue our development and commercialization of our products and seek regulatory approvals for our product candidates in the U.S., the E.U., U.K., Japan and other foreign countries, as applicable;
•conduct additional clinical trials to support the full approval of Galafold® in the U.S. and post-approval commitments or trials;
•continue communicating with the EMA, as necessary, regarding post-marketing requirements and clinical trials for Galafold®;
•continue to or initiate the regulatory submission process for marketing approval of Galafold® and Pombiliti™ + Opfolda™ outside of the U.S. and E.U. and other foreign jurisdictions where approved, as applicable;
•build and maintain our commercial infrastructure so that it is capable of supporting product sales, marketing and distribution of Galafold® and Pombiliti™ + Opfolda™, as well as our other product candidates in Europe, Japan and the U.S. or other territories in which we have received or may receive regulatory approval;
•continue our next-generation product research; and
•continue our rigorous prosecution and defense of our patent portfolio.
We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and potential future losses have had and will continue to have an adverse effect on our stockholders' equity and working capital.

We may never become profitable even though we currently generate revenue from the sale of products.
We began the commercial launch of our first product, Galafold®, in May 2016, with the U.S. and Japan commercial launches in 2018 and are now approved in over 40 countries. We began the commercial launch of our second therapy for the treatment of Pompe disease, Pombiliti™ + Opfolda™, in June 2023 in the E.U, August 2023 in the U.K. and September 2023 in the U.S. Our ability to generate material revenue and become profitable depends upon our ability to successfully commercialize our existing products and product candidates, or product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when any of these product candidates will generate revenue for us, if at all and we may not meet our current revenue, operating expense and profitability guidance. Our ability to generate revenue from our current or future products and product candidates depends on a number of factors, including our ability to:
•successfully complete development activities and obtain additional regulatory and pricing and reimbursement approvals for, and continue to successfully commercialize, Galafold® and Pombiliti™ + Opfolda™;
•complete and submit regulatory submissions and obtain regulatory approval in target geographies for Pombiliti™ + Opfolda™;
•develop and maintain a commercial organization capable of sales, marketing, and distribution for Galafold® and Pombiliti™ + Opfolda™, and any product candidates we intend to market if approved, in the countries where we have chosen to commercialize the products ourselves, including the U.S., EU, UK, and Japan;
•manufacture commercial quantities of our products at acceptable cost levels;
•obtain a commercially viable price for our products;
•obtain coverage and adequate reimbursement from third parties, including government payors;
•successfully satisfy post-marketing requirements that the FDA, EMA, or other foreign regulatory authorities may impose for Galafold®, Pombiliti™ + Opfolda™, or any of our other product candidates that may receive regulatory approval, including pediatric trials and patient registries;
•successfully develop or acquire new products and product candidates;
•successfully complete development activities, including the necessary preclinical studies and clinical trials, with respect to product candidates;
•successfully protect our intellectual property rights; and
•successfully navigate the evolving geopolitical landscape and any adverse impacts arising therefrom, including actions by governments, our customers, our suppliers or other third parties.
Even if we are able to generate significant revenues from the sale of our products and accurately predict and control expenses, we may not reach our financial guidance or become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce our operations.
If we require substantial additional capital to fund our operations and we fail to obtain necessary financing, we may be unable to complete the development and commercialization of our products and development and commercialization of our product candidates.
Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to advance the preclinical and clinical development of our product candidates, and launch and commercialize our products and product candidates for which we may receive regulatory approval, including continuing to maintain our own commercial organization. We believe that our current cash position, including expected revenues, is sufficient to fund our operations and ongoing research programs for at least the next 12 months. Potential impacts of global pandemics, government sanctions, future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements. As such, we may require substantial additional capital for the development and commercialization of our products and further development and commercialization of our product candidates.

If additional funding is needed, we cannot be certain that such funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts, when required or on acceptable terms, we could also be required to:
•significantly delay, scale back, or discontinue the development or the commercialization of our products or product candidates or one or more of our other research and development initiatives;
•seek collaborators for Galafold®, Pombiliti™ + Opfolda™, or one or more of our current or future product candidates at an earlier stage than otherwise would be desirable, or on terms that are less favorable than might otherwise be available;
•relinquish or license on unfavorable terms our rights to our technologies, products or product candidates that we otherwise would seek to develop or commercialize ourselves;
•significantly curtail operations; or
•enter into strategic partnerships on unfavorable terms, including a sale of our assets for less than full value.
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the costs of commercialization activities, including maintaining sales, marketing, and distribution capabilities for Galafold® and Pombiliti™ + Opfolda™, and any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;
•the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials for our product candidates and any other product candidates that we may in-license or acquire;
•the cost of manufacturing drug supply for our preclinical studies, clinical trials, and commercial supply, including the significant cost of manufacturing Pombiliti™ + Opfolda™ and our gene therapies;
•the outcome, timing, and cost of the regulatory approval process by the FDA, EMA, PMDA and other foreign regulatory authorities, including the potential for regulatory authorities to delay approvals pending site inspections or requiring that we perform more studies than those that we currently anticipate for our products and product candidates;
•the activities of our competitors;
•the cost of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;
•the cost and timing of completion of existing or expanded commercial-scale outsourced manufacturing activities;
•the cost of defending any claims asserted against us or prosecuting any claims we may assert against others;
•the cost of complying with new laws, rules, regulations or executive orders in the geographies in which we or our key manufacturers, suppliers and customers operate;
•the emergence of competing technologies and other adverse market developments;
•the impact of foreign exchange rates on our operating expenses and revenue projections;
•the extent to which we acquire or invest in additional businesses, products, and technologies.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies, Galafold®, Pombiliti™ + Opfolda™, or product candidates.
We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances, restructuring and licensing arrangements. We have an effective “shelf” registration statement on Form S-3 that allows us to issue securities in registered offerings as well as an available at-the-market financing facility that allows us to sell shares of our common stock through a placement agent at market prices. To the extent that we raise additional capital through the sale of equity, warrants or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt, receivables, and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders' ownership. The incurrence of additional indebtedness beyond our existing indebtedness with the Senior Secured Term Loan due 2029 could also result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to Galafold®, Pombiliti™ + Opfolda™ or our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
In October 2023, we entered into the Senior Secured Term Loan due 2029 for a $400 million credit facility with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, “Blackstone”), with an interest rate equal to a 3-month adjusted Term SOFR, subject to a 2.5% floor, plus 6.25% per annum that requires interest-only payments until late-2026 and matures in 2029. We received net proceeds of $387.4 million in October 2023, after deducting fees and expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2029, but Blackstone simultaneously made a $29.8 million investment in our common stock, net of offering costs. The Senior Secured Term Loan due 2029 contains a minimum liquidity covenant tested monthly and in effect at all times, and a minimum consolidated revenue covenant measured as of the previous four consecutive fiscal quarters over the term of the loan.
There can be no assurance that our cash and cash equivalents, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations or that we will have sufficient equity to satisfy these obligations. Our inability to generate funds sufficient to satisfy our debt payment obligations or remain in compliance with the debt covenants may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2023, we had U.S. federal, U.K. and state net operating loss carry forwards ("NOLs") of approximately $1.2 billion, $28.4 million and $1.0 billion, respectively. The federal carry forward for losses generated prior to 2018 will expire in 2029 through 2037. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the Tax Act. The U.K. carryforward period is unlimited. Most of the state net operating loss carry forwards generated prior to 2009 have expired through 2016. The remaining state net operating loss carry forwards including those generated in 2009 through 2023 will expire in 2030 through 2042. State research and development credits will expire beginning 2024 through 2033. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past and could occur again in the future. Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership some of which are outside our control. We completed a detailed study of the NOLs for the tax year 2023 and determined that there was not an ownership change in excess of 50%. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently decrease the amount of state attributes and increase state taxes owed.
Our executive officers, directors and principal stockholders maintain the ability to exert significant influence and control over matters submitted to our stockholders for approval.
Our executive officers, directors and affiliated stockholders beneficially own shares representing approximately 47% of our common stock as of December 31, 2023. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence and control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the U.S. and in certain foreign jurisdictions related to our novel technologies, products and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering this intellectual property. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.
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
•patent authorities will not identify deficiencies in our patent applications and refuse to grant our patents; or
•outcome of any patent litigation, including Hatch-Waxman litigation involving Galafold®, or any possible future litigation involving Pombiliti™ + Opfolda™, will demonstrate that our patents are valid and enforceable.

In addition, we cannot be assured that any of our pending patent applications will result in issued patents. In particular, we have filed patent applications in the U.S., the European Patent Office and other countries outside the U.S. that have not been issued as patents. These pending applications include, among others, some of the patent applications for Pombiliti™ + Opfolda™, Galafold®, and our gene therapy platforms and product candidates. If patents are not issued in respect of our pending patent applications, we may not be able to stop competitors from marketing similar products in Europe and other countries in which we do not have issued patents.
In addition to patent protection outside of the U.S., we intend to seek orphan medicinal product designation of our product candidates and to rely on statutory data exclusivity provisions in jurisdictions outside the U.S. where such protections are available, including Europe. The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:
•We have multiple composition of matter patents covering Galafold® and multiple method of treatment patents issued and listed in the Orange Book. We have composition of matter, method of treatment, method of manufacture, formulation and other patents issued for Pombiliti™ + Opfolda™. We also have several pending applications covering Galafold®, Pombiliti™ + Opfolda™ and gene therapy. There can be no assurance that these applications will be allowed or that allowed applications will be issued or that the scope of such patents, if they issue, will be sufficient to protect our products. Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. For our product candidates for which we do not hold composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method of use patents that we may hold.
•For some of our product candidates the principal patent protection that covers or those we expect will cover our product candidate is a method of use patent. This type of patent only protects the product when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing products that are identical to our products that is labeled for an indication that is outside of the patented method, or for which there is a substantial use in commerce outside the patented method.
Moreover, physicians may prescribe such competitive identical products for indications other than the one for which the products have been approved, or off-label indications, that are covered by the applicable patents. Although such off-label prescriptions may infringe or induce infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.
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
Our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, including Galafold® or Pombiliti™ + Opfolda™, may infringe or be accused of infringing one or more claims of an issued patent or may fall within the scope of one or more claims in a published patent application that may subsequently issue and to which we do not hold a license or other rights. Third parties may own or control these patents or patent applications in the U.S. and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we or they could be forced to stop or delay research, development, manufacturing or sales of the products or product candidate that is the subject of the suit.
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
In order to avoid or settle potential claims with respect to any patent rights of third parties, we may choose or be required to seek a license from a third-party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.
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
As part of our business, we have historically been a party to license agreements pursuant to which we license key intellectual property relating to certain products or product candidates. We expect to enter into additional licenses in the future. Such licenses impose various diligences, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product or product candidate that is covered by the licensed patents.
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
We are highly dependent on Bradley L. Campbell, our President and Chief Executive Officer, and Simon Harford, our Chief Financial Officer, both of whom has significant pharmaceutical industry experience. The loss of the services of either of these individuals might impede the achievement of our research, development and commercialization objectives and materially adversely affect our business and we may not be able to replace them with candidates with similar background and experience in the event of the loss of their services. We do not maintain "key person" insurance on Mr. Campbell or on any of our other key personnel.
Recruiting and retaining qualified scientific, clinical and sales and marketing personnel will also be critical to our success. In addition, maintaining a qualified finance and legal department is key to our ability to meet our regulatory obligations as a public company and important in any potential capital raising activities. Our industry has experienced a high rate of turnover in recent years. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, particularly in New Jersey and Philadelphia and their surrounding areas. Although we believe we offer competitive salaries and benefits, we may have to increase spending in order to retain personnel. If we fail to retain our remaining qualified personnel or replace them when they leave, we may be unable to recruit replacements without increased expense, if at all, or continue our development and commercialization activities.
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
As of December 31, 2023, we had 517 full-time employees. As our development and commercialization strategies develop, we will need additional managerial, operational, sales, marketing, financial, technical operations and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates, and we may not be able to replace key personnel in the event of turnover. Future growth would impose significant added responsibilities on members of management, including:
•managing the development and commercialization of any products or product candidates approved for marketing;
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
•developing expertise in newly acquired or in-licensed technologies; and
•expanding our facilities.
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
Our employees, independent contractors, principal investigators, CROs, consultants, agents and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.
We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants, agents and vendors may engage in fraudulent conduct, harassment or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates:
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

•laws that require the reporting of financial information or data accurately; or
•laws requiring the timely and accurate disclosure of material information to investors and analysts.
In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, bribery and corruption and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, a robust Enterprise Risk Management Program, have extensive Board of Directors oversight, and conduct comprehensive training, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material adverse effect on our business and results of operations, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.
If our enterprise risk program, global risk committee and other compliance methods are not effective, our business, financial condition and operating results may be adversely affected.
Our ability to identify, manage and respond to the various risks related to our business is largely dependent on our established and maintained compliance, risk, audit and reporting systems and procedures. The Board of Directors has ultimate responsibility for risk oversight of the company and carries out this duty through its various committees. Our Audit and Compliance Committee, Nominating and Corporate Governance Committee, Compensation and Leadership Development Committee and Science and Technology Committee have each been delegated oversight authority by the Board of Directors with respect to issues in their applicable areas of expertise. These committees are responsible for identifying, monitoring and reporting areas of concern to the full Board of Directors. At the company level, our senior management team similarly monitors risk through the Global Risk Committee. Membership of the Global Risk Committee consists primarily of key department heads who are asked to bring to such committee relevant items for discussion that they or their teams have identified at the numerous sub-committees these individuals chair or attend. The Global Risk Committee then uses this information to develop an Enterprise Risk Management Program, which identifies key risks, develops mitigation strategies for these risks, and reports material developments directly to the Audit and Compliance Committee on a quarterly basis, and to the full Board of Directors on a yearly basis. Our international business segment also has its own companion committee which operates in substantially the same way as the Global Risk Committee, reporting key risks to the Global Risk Committee for inclusion in the Enterprise Risk Management Program.
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
The increased focus on environmental, social and governance matters and emissions reporting by investors, governmental bodies and other stakeholders, as well as existing and proposed laws related to these topics, may adversely affect our business and reputation.
Companies are being increasingly judged by not just their financial performance, but also by their performance on a variety of ESG matters. These matters include, among others, (i) the company’s efforts and contributions to or impacts on climate change and human rights matters, (ii) ethics and compliance with law, (iii) diversity and inclusion, and (iv) the role of the company’s board of directors in supervising various sustainability issues. Additionally, in the healthcare, pharmaceutical and life sciences industries, the public’s ability to access our medicines is of particular importance.

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
Additionally, the SEC has announced a proposal aimed at mandating the disclosure of certain greenhouse gas emissions and climate change-related risks for publicly traded U.S. companies, with similar laws and regulations related to the disclosure of greenhouse gas emissions and/or climate change-related risks enacted or proposed in California, the European Union, and various other jurisdictions. Compliance with any such new laws or regulations will be costly, time consuming, and, as a global commercial organization, require expenditure of our limited resources to be in compliance with the various standards across the jurisdictions in which we operate. Failure to adequately meet these new and upcoming disclosure requirements may affect the manner and locations in which we choose to conduct our business and could adversely affect our profitability and returns to our investors.
There can be no certainty that we will successfully navigate or manage ESG issues or that we will successfully meet society’s expectations as to our proper role in the economy at large or as a global citizen or meet the evolving regulatory requirements. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation with investors, governments, customers, employees, other third parties and the communities and industries in which we operate and on our business, share price, financial condition, access to capital or results of operations, including the sustainability of our business over time.
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
Our business could be adversely affected by the effects of health pandemics or epidemics, which could cause significant disruptions in our operations.
Health pandemics or epidemics have in the past and could again in the future result in quarantines, stay-at-home orders, remote work policies or other similar events that may disrupt businesses, delay our research and development programs and timelines, negatively impact productivity and increase risks associated with cybersecurity, the future magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations. More specifically, these types of events may negatively impact personnel at third-party manufacturing facilities or the availability or cost of materials, which could disrupt our supply chain. In addition, impact on the operations of the FDA or other regulatory authorities could negatively affect our planned approval processes. Finally, economic conditions and business activity may be negatively impacted and may not recover as quickly as anticipated. The effects of epidemics and pandemic are highly uncertain and subject to change. If we are not able to respond to and manage the impact of such events effectively, our business, operating results, financial condition and cash flows could be adversely affected.
General Risk Factors
Our business and operations would suffer in the event of computer system failures or security breaches.
Despite the implementation of security measures, our internal computer systems, and those of our CROs, contract manufacturing organizations and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, ransomware attacks and other security breaches, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. If such an event were to occur and cause interruptions to our operations, it could result in a material disruption to the commercialization of our products and our product candidate development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruptions or security breach were to result in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur significant unexpected losses, expenses and liabilities, we could face litigation or suffer reputational harm and the further development of our product candidates could be delayed.
In addition, cybersecurity threats and reported incidents are increasing in their frequency, sophistication and intensity, including as a result of ongoing military conflicts, certain U.S. foreign relations, and increased remote work arrangements, and are becoming increasingly difficult to detect, particularly when they impact vendors, customers or suppliers, and other companies in our supply chain. Cybersecurity threats or incidents may include the deployment of malware via emails disguised to look legitimate or the use of social engineering to obtain employee access credentials to the company’s computer network and systems, as well as various other schemes and approaches designed to breach company cyber defenses. Once access has been obtained, the illegitimate actor can steal sensitive information, install ransomware requiring a large financial outlay to recover company systems and files, or wreak havoc in a variety of different and creative ways. While we have robust detection, mitigation, response and recovery protocols in place, there is no guarantee that these will be effective in preventing disruptions to our operations and adequately safeguard confidential, propriety or sensitive information from misappropriation or corruption. Our key business partners, manufacturers and vendors face these same risks and a successful attack on their systems could have a similar negative impact to our business and operations. Moreover, new SEC reporting requirements now mandate specific disclosures in the event of a material cybersecurity incident. As such, we may have to report certain incidents that could result in reputational harm and loss of investor, customer and patient confidence even if our cybersecurity defenses are ultimately effective in staving off such incidents. To date and to our knowledge, we have not experienced a material cybersecurity incident.
We may use artificial intelligence in our business, and challenges with properly managing its use could adversely affect our business.
We may incorporate artificial intelligence (“AI”) solutions into our business, and applications of AI may become important in our operations over time. Our competitors or other third parties may incorporate AI into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the types of information that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The rapid evolution of AI, including potential government regulation of AI, may require significant resources to develop, test and maintain our implementations of AI.
We may acquire or divest assets or businesses, or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders' ownership, increase our debt, or cause us to incur significant expense.
As part of our business strategy, we may continue to pursue acquisitions or licenses of assets or businesses, or strategic alliances and collaborations, to expand our existing technologies and operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all despite a substantial outlay of resources in pursuing such transactions, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations, and cash flows. We may not be able to find suitable acquisition or licensing candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur additional debt, issue equity, or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.
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
In addition, we may divest or license all or a portion of certain businesses and/or facilities, joint venture or minority equity investment interests, subsidiaries, distributorships, or product categories, which could cause a decline in revenue or profitability and may make our financial results more volatile. We may be unable to complete any such divestiture or license on terms favorable to us, within the expected timeframes, or at all despite a substantial outlay of resources in pursuing such divesture or license. We may have continued financial exposure to divested or licensed businesses following the completion of any such transaction, including increased costs due to potential litigation, contingent liabilities and indemnification of the buyer or licensee related to, among other things, lawsuits, regulatory matters or tax liabilities. Such divestitures or licenses may also divert management’s attention from our core businesses and lead to potential issues with employees, customers or suppliers.
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
Our business is sensitive to global economic conditions, which can be adversely affected by public health crises and epidemics, political and military conflict, trade and other international disputes, significant natural disasters (including as a result of climate change) or other events that disrupt macroeconomic conditions.
For example, climate change could present risks to our operations, including an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Natural disasters and extreme weather conditions, such as a hurricane, tornado, earthquake, wildfire or flooding, may pose physical risks to our facilities, employees, customers, patients and disrupt the operation of our supply chain and increase operational costs.
Additionally, trade policies and geopolitical disputes (including as a result of China-Taiwan relations) and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where we source our components or raw materials. Tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from China mainland, as well as other business restrictions. Tariffs increase the costs of the components and raw materials we source. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain. As these tensions continue to rise, more targeted approaches by the U.S. or PRC governments on certain products, industries or companies (including WuXi, a sole supplier of one of our products) could significantly impact our ability to effectively manufacture and distribute our products, including Pombiliti™ + Opfolda™, materially impacting our ability to meet patient demands or financial forecasts.
Further, recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. Military conflicts and wars (such as the ongoing conflicts between Russia and Ukraine, Israel and Hamas, and the Red Sea crisis and its impact on shipping and logistics), terrorist attacks, instability in Venezuela, other geopolitical events, high inflation, increasing interest rates, bank failures and associated financial instability and crises, and supply chain issues can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.
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
•regulatory actions with respect to our products or product candidates or our competitors' products or product candidates;
•actual or anticipated changes in our growth rate relative to our competitors;
•the outcome of any patent infringement or other litigation that may be brought against us or we may bring against others;
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered on Form S-8 registration statements all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. In addition, certain of our employees, executive officers and directors have entered into, or may enter into, Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer or director. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers and directors may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information. In September 2021, we entered into a securities purchase agreement with an investor for the private placement of, among other things, pre-funded warrants to purchase an aggregate of 8,349,705 shares of common stock, at a purchase price of $10.17 per pre-funded warrant. Each pre-funded warrant, some of which have been exercised, has an initial exercise price of $0.01 per share and is exercisable at any time after its original issuance at the option of each holder, in such holder’s discretion, by (i) payment in full in immediately available funds of the initial exercise price for the number of shares of common stock purchased upon such exercise or (ii) a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. In November 2022, we announced an "at the market offering" under which we may offer and sell shares of our common stock having an aggregate offering amount of up to $250,000,000. Finally, in October 2023, we entered into a securities purchase agreement with Blackstone for the private placement of 2,467,104 shares of our common stock, at a purchase price of $12.16 per share.
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
We have broad discretion in the use of our cash and cash equivalents, and investors must rely on the judgment of our management regarding the use of our cash and cash equivalents. Our management may not use cash and cash equivalents in ways that ultimately increase the value of your investment. Our failure to use our cash and cash equivalents effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our products and product candidates. Pending their use, we may invest our cash and cash equivalents in short-term or long-term, investment-grade, interest-bearing securities. These investments may not yield favorable returns. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of our common stock to decline.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s Enterprise Risk Management Program (“ERMP”), and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management. The Company’s cybersecurity policies, standards, processes and practices are integrated into the Company’s ERMP and are based on recognized frameworks established by the National Institute of Standards and Technology and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a systematic, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents if they should occur.
Risk Management and Strategy
As one of the critical elements of the Company’s overall enterprise risk management approach, the Company’s cybersecurity program is focused on the following key areas:
•Governance: As discussed in more detail under the heading “Governance,” the Board’s oversight of cybersecurity is delegated to the Audit and Compliance Committee of the Board, which oversees the Company’s entire ERMP, reporting up to the full board on a periodic basis. The Company’s Chief Information Officer (“CIO”), the Chief Compliance Officer and other members of management regularly report to the Audit and Compliance Committee, with cybersecurity representing a standing meeting agenda topic.
•Collaborative Approach: The Company has implemented a systematic, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, 24x7 security monitoring, and other controls which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning: The Company has established and maintains systematic incident response and recovery plans that address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a periodic basis.
•Third-Party Risk Management: The Company maintains a systematic, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Education and Awareness: The Company provides regular, mandatory cybersecurity training for all personnel as a means to equip the Company’s workforce with effective tools to recognize, address and communicate potential or actual threats to the Company’s cybersecurity systems. Moreover, these trainings also allow Company personnel to remain up-to-date with evolving information security policies, standards, processes and best practices.
The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company has also engaged third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results and findings of these exercises are reported to the Audit and Compliance Committee, who in turn updates the Board as appropriate. Management will then evaluate such findings and, with input from the Audit and Compliance Committee, take the appropriate steps to adjust the Company’s cybersecurity policies, standards, processes and practices, as may be applicable, to strengthen or address any weaknesses, gaps or findings as the case may be.
As of the date of this Annual Report on Form 10-K, we are not aware of any risks from the cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations and financial condition.
Governance
The Board has delegated their oversight of cybersecurity to the Company’s Audit and Compliance Committee which oversees the entire ERMP process. As detailed above, cybersecurity is a standing agenda topic for the Audit and Compliance Committee which receives regular presentations and reports from the Company’s CIO on cybersecurity risks, detection protocols, disaster recovery readiness, the threat environment, recent developments in the cybersecurity space (including known incidents affecting the Company or key Company suppliers), evolving standards, vulnerability assessments, third-party and independent reviews, technological trends and information security considerations arising with respect to the Company’s peers and third parties. Under the current cybersecurity framework, the Audit and Compliance Committee receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident. The Audit and Compliance Committee will keep the full board informed, as may be appropriate, until any such threat has been addressed to their satisfaction. Additionally, cybersecurity is also a standing agenda topic for the Global Risk Committee, with periodic updates to the Executive Committee and Senior Leadership Team.
The CIO, in coordination with the Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer, Chief Legal Officer, and Chief People Officer works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. The CIO has served in various leadership roles in information technology and information security for over 24 years, including serving as the vice president of information technology, with direct responsibility over the cyber security program, for a large publicly-traded company and as the chief information security officer of several large healthcare organizations. The CIO holds a Certified Information Systems Security Professional certification, an undergraduate degree in engineering, an MBA and a PhD in engineering.
Item 2.    PROPERTIES
The following table contains information about our current significant leased properties as of December 31, 2023.

Location	Approximate Square Feet	Use	Lease expiry date (1)
Philadelphia, Pennsylvania, U.S.	50,816	Office and laboratory	September 2034
Marlow, United Kingdom	36,796	Office	August 2028
Princeton, New Jersey, U.S.	29,972	Office	January 2034
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
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock has been traded on the NASDAQ Global Market under the symbol "FOLD" since May 31, 2007. Prior to that time, there was no public market for our common stock. The closing price for our common stock as reported by the NASDAQ Global Market on February 13, 2024 was $12.80 per share. As of February 13, 2024, there were 17 holders of record of our common stock.
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

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Amicus Therapeutics, Inc.	$100	$102	$241	$121	$125	$149
NASDAQ Composite	$100	$135	$194	$236	$157	$223
NASDAQ Biotechnology	$100	$124	$156	$155	$137	$146
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2023 through October 31, 2023	47,887	$10.46	—	—
November 1, 2023 through November 30, 2023	12,420	$10.66	—	—
December 1, 2023 through December 31, 2023	38,804	$13.61	—	—
Total	99,111	$11.72	—	—
______________________________
(1) Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.
Item 6.    [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We seek to deliver the highest quality therapies that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. Our two marketed therapies are Galafold®, the first oral monotherapy for people living with Fabry disease who have amenable genetic variants, and Pombiliti™ + Opfolda™, a novel treatment designed to improve uptake of active enzyme into key disease relevant tissues for adults living with late-onset Pompe disease.
Galafold® (also referred to as "migalastat") is approved in over 40 countries around the world, including the United States ("U.S."), European Union ("E.U."), United Kingdom ("U.K."), and Japan. Additionally, Galafold® has been granted orphan drug designation in the U.S., E.U., U.K., Japan and several other countries.
Pombiliti™ + Opfolda™ (also referred to as "cipaglucosidase alfa-atga/miglustat") was approved in 2023 in the three largest Pompe markets: the U.S., the E.U., and the U.K. Multiple regulatory submissions and reimbursement processes with global health authorities are currently underway. Additionally, Pombiliti™ + Opfolda™ has been granted orphan drug designation in the U.S., E.U., U.K., Japan and several other countries.

Consolidated Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report. The following section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which comparisons are hereby incorporated by reference.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table provides selected financial information of our operations:

	Years Ended December 31,
(in thousands)	2023	2022	Change
Net product sales	$399,356	$329,233	$70,123
Cost of goods sold	37,326	38,599	(1,273)
Cost of goods sold as a percentage of net product sales	9.3%	11.7%	(2.4)%
Operating expenses:
Research and development	152,381	276,677	(124,296)
Selling, general, and administrative	275,270	213,041	62,229
Changes in fair value of contingent consideration payable	2,583	1,078	1,505
Loss on impairment of assets	1,134	6,616	(5,482)
Depreciation and amortization	7,873	5,342	2,531
Other (expense) income:
Interest income	7,078	3,024	4,054
Interest expense	(50,149)	(37,119)	(13,030)
Loss on extinguishment of debt	(13,933)	—	(13,933)
Other (expense) income	(15,886)	4,176	(20,062)
Income tax (expense) benefit	(1,483)	5,471	(6,954)
Net loss attributable to common stockholders	$(151,584)	$(236,568)	$84,984
Net Product Sales. Net product sales increased $70.1 million during the year ended December 31, 2023 compared to the prior year. The increase was primarily due to continued growth of Galafold® in the U.S., Europe, and Japan markets as well as our commercial launch of Pombiliti™ + Opfolda™ in Europe and the U.S.
Cost of goods sold. Cost of goods sold includes manufacturing costs for our commercial products as well as royalties associated with net product sales of Galafold®. Cost of goods sold as a percentage of net product sales decreased 2.4% primarily due to inventory write-offs in the prior year. A portion of inventory available for sale was expensed as research and development costs prior to regulatory approval and as such, the cost of goods sold and related gross margins are not necessarily indicative of future costs of goods sold and gross margin.

Research and Development Expense. The following table summarizes our principal product development programs for each product candidate in development, and the out-of-pocket, third-party expenses incurred with respect to each product candidate:

(in thousands)	Years Ended December 31,
Projects	2023	2022
Third-party direct project expenses
Galafold® (Fabry Disease)	$12,928	$15,012
Pombiliti™ + Opfolda™ (Pompe Disease)	58,826	99,584
Gene therapy programs	872	48,948
Pre-clinical and other programs	1,681	124
Total third-party direct project expenses	74,307	163,668
Other project costs		1
Personnel costs	62,492	82,386
Other costs	15,582	30,623
Total other project costs	78,074	113,009
Total research and development costs	$152,381	$276,677
The $124.3 million decrease in research and development costs was primarily driven by the strategic deprioritization of our gene therapy portfolio, which resulted in the recognition of contract exit costs in the prior year. Additionally, Pompe disease program spend decreased due to reduced clinical manufacturing costs. Personnel and other costs decreased in connection with the reallocation of resources to support our Pombiliti™ + Opfolda™ commercial launch and continued growth of Galafold®.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $62.2 million, primarily driven by personnel costs in connection with the reallocation of resources to support our Pombiliti™ + Opfolda™ commercial launch and third-party professional fees.
Loss on Impairment of Assets. The $5.5 million decrease was primarily in connection with the strategic deprioritization of our gene therapy portfolio in the prior year, which resulted in us recognizing a loss on impairment of assets.
Loss on Extinguishment of Debt. In October 2023, the Company voluntarily prepaid the outstanding principal amount, accrued interest and prepayment premiums of the Senior Secured Term Loan due 2026. As a result of this early extinguishment, a loss on extinguishment of debt of $13.9 million was recognized in the Consolidated Statements of Operations.
Interest Expense. Interest expense increased $13.0 million during the year ended December 31, 2023. The increase was due to a higher variable interest rate on debt year over year.
Other (Expense) Income. The $20.1 million variance was primarily related to movement in foreign exchange rates caused by remeasurement of foreign-denominated balances.
Income Tax Expense. The income tax expense for the year ended December 31, 2023 was $1.5 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distributions of pre-tax earnings among the many jurisdictions in which we operate.

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
Revenue Recognition
Our net product sales consist of sales of Galafold® for the treatment of Fabry disease and Pombiliti™ + Opfolda™ for the treatment of Pompe disease. We have recorded revenue on sales where our products are available either on a commercial basis or through a reimbursed early access program. Orders for our products are generally received from distributors and pharmacies with the ultimate payor often a government authority.
We recognize revenue when our performance obligations with our customers have been satisfied, which occurs at a point in time when the pharmacies or distributors obtain control of our products. The transaction price is determined based on fixed consideration in our customer contracts net of estimates for variable consideration. Variable consideration, which primarily consists of discounts and rebates due to foreign and U.S. government programs, is estimated based on contractual arrangements or statutory obligations, which may vary by product and payer and is recorded in the same period the related sales occur.
Estimation requires evaluation of our actual historical experience, customer mix, current contractual and statutory obligations, and inventory channel levels. We evaluate our customer mix to estimate which sales will be subject to which revenue dilutive items and consider changes to government program guidelines or contractual obligations that would impact the actual rebate or discount and/or our estimates of which sales qualify for such rebate or discount. We recognize revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration received. We evaluate these estimates each reporting period to reflect known changes.
Liquidity and Capital Resources
As a result of our significant research and development expenditures, as well as expenditures to build a commercial organization to support the launch of Galafold® and Pombiliti™ + Opfolda™, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have historically funded our operations through stock offerings, product revenues, debt issuance, collaborations, and other financing arrangements.
Sources of Liquidity
In November 2022, we entered into a Sales Agreement with The Goldman Sachs & Co. LLC to create an at-the-market equity program ("ATM program"), pursuant to which we may offer to sell shares of our common stock having aggregate offering gross proceeds of up to $250.0 million. During the year ended December 31, 2023, we issued and sold an aggregate of 5,244,936 shares through our ATM program at a weighted-average public offering price of $12.50 per share, resulting in net proceeds of $63.1 million. As of December 31, 2023, an aggregate of $184.4 million worth of shares remain available to be issued and sold under the ATM program.
In October 2023, we entered into the Senior Secured Term Loan due 2029. This transaction resulted in net proceeds of $387.4 million, after deducting fees and expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2029. Simultaneously, we also entered into a securities purchase agreement with funds managed by Blackstone, for the private placement of an aggregate of 2,467,104 shares of our common stock, at a purchase price of $12.16 per share. Proceeds from the private placement, net of offering costs, were $29.8 million. We used proceeds from the Senior Secured Term Loan due 2029 and the private placement to prepay the Senior Secured Term Loan due 2026, inclusive of the outstanding principal amount, accrued interest and prepayment premium.

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
Cash Flow Discussion
As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $286.2 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the year ended December 31, 2023 was $69.1 million. The components of net cash used in operations included the net loss for the year ended December 31, 2023 of $151.6 million and the net change in operating assets and liabilities of $48.0 million offset by $86.1 million of stock compensation and $44.4 million of other non-cash adjustments. The change in operating assets was primarily due to an increase in inventory of $44.6 million, an increase in accounts receivable of $20.1 million associated with increased commercial sales, and an increase in prepaid and other current assets of $8.1 million primarily associated with tax prepayments. The net cash used in operations was also impacted by an increase in accounts payable and accrued expenses of $49.2 million, associated with accrued interest due to timing, inventory purchases to support our continued commercial growth, personnel costs, and an increases in sales rebates associated with increased commercial sales.
Net cash used in operations for the year ended December 31, 2022 was $166.6 million. The components of net cash used in operations included the net loss for the year ended December 31, 2022 of $236.6 million and the net change in operating assets and liabilities of $39.9 million offset by $76.5 million of stock compensation and $33.4 million of other non-cash adjustments. The change in operating assets was primarily due to increases in accounts receivable of $17.3 million due to increased commercial sales of Galafold®, an increase in prepaid and other current assets of $6.2 million to support commercial activities for Galafold®, and an increase in inventory of $5.3 million. The net cash used in operations was also impacted by a decrease in accounts payable and accrued expenses of $6.4 million, associated with payments of contract manufacturing and third-party development services partially offset by increases in sales rebates and royalties associated with increased commercial sales of Galafold®.

Net Cash Provided by Investing Activities
Net cash provided by investing activities for the year ended December 31, 2023 was $98.1 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $197.2 million for the sale and redemption of marketable securities, partially offset by $91.7 million for the purchase of marketable securities and $7.4 million for capital expenditures.
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
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 was $61.7 million. Net cash provided by financing activities primarily reflects $387.4 million of net proceeds from the Senior Secured Loan due in 2029, $63.1 million of net proceeds from the issuance of shares in connection with our ATM program, $29.8 million of net proceeds from our private placement with Blackstone, and $10.3 million in proceeds from the exercise of stock options. Net cash provided by financing activities was partially offset by the $408.0 million repayment of our Senior Secured Loan due in 2026, and $17.9 million for payments of employee withholding taxes related to restricted stock unit vesting.
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
•the cost of manufacturing drug supply for our commercial, clinical and preclinical studies, including the cost of manufacturing Pombiliti™ (also referred to as "ATB200" or "cipaglucosidase alfa");
•the future results of preclinical research and subsequent clinical trials for pipeline candidates we may identify from time to time, including our ability to obtain regulatory approvals and commercialize such therapies;
•the costs, timing, and outcome of regulatory review of our product candidates;
•any changes in regulatory standards relating to the review of our product candidates;
•any changes in laws, rules or regulations affecting our ability to manufacture, transport, test, develop, or commercialize our products, including Galafold®, Pombiliti™ + Opfolda™, or our product candidates;
•the costs of commercialization activities, including product marketing, sales, and distribution;
•the emergence of competing technologies and other adverse market developments;
•the estimates regarding the potential market opportunity for our products and product candidates;
•our ability to successfully commercialize Galafold® (also referred to as "migalastat HCl");
•our ability to successfully commercialize Pombiliti™ + Opfolda™ (together, also referred to as "AT-GAA") in the E.U., U.K., and U.S., and elsewhere, if regulatory applications are approved;
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold® and Pombiliti™ + Opfolda™;
•our ability to obtain reimbursement for Galafold® and Pombiliti™ + Opfolda™;

•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold® and Pombiliti™ + Opfolda™;
•our ability to obtain market acceptance of Galafold® and Pombiliti™ + Opfolda™ or any other product developed or acquired that has received regulatory approval;
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
•our ability to successfully integrate acquired products and technologies into our business, or successfully divest or license existing products and technologies from our business, including the possibility that the expected benefits of the transactions will not be fully realized by us or may take longer to realize than expected;
•our ability to establish licensing agreements, collaborations, partnerships or other similar arrangements and to obtain milestone, royalty, or other economic benefits from any such collaborators;
•the costs associated with, and our ability to comply with, emerging environmental, social and governance standards, including climate reporting requirements at the local, state and national levels;
•our ability to successfully protect our information technology systems and maintain our global operations and supply chain without interruption;
•our ability to accurately forecast revenue, operating expenditures, or other metrics impacting profitability;
•fluctuations in foreign currency exchange rates; and
•changes in accounting standards.
We may seek additional funding through public or private financings of debt or equity. Based on our current operating model, we believe that the current cash position, which includes expected revenues, is sufficient to fund our operations and ongoing research programs for at least the next 12 months. Potential impacts of business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our long-term capital requirements.
Contractual Obligations and Commitments
As of December 31, 2023, remaining maturities, including expected interest payments through maturity, on our Senior Secured Term Loan due 2029 were $623.4 million. Refer to "— Note 11. Debt," to the Consolidated Financial Statements for more information.
We are lessees to various operating leases for facilities and equipment. As of December 31, 2023, our undiscounted cash liabilities for operating leases were $89.8 million, with maturities ranging up through fiscal 2034. Refer to “— Note 12. Leases,” to the Consolidated Financial Statements for more information.
In connection with our collaboration agreement with GlaxoSmithKline ("GSK"), pursuant to which we obtained global rights to develop and commercialize Galafold® as a monotherapy and in combination with ERT for Fabry disease, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. As of December 31, 2023, remaining milestones under this agreement were $9.8 million. Refer to "— Note 14. Collaborative Agreements," to the Consolidated Financial Statements for more information.
We have a number of binding minimum purchase and manufacturing commitments due to our third-party manufacturers. As of December 31, 2023, these purchase and manufacturing obligations totaled $126.2 million, of which $83.9 million and $42.3 million are expected in 2024 and 2025, respectively. Contracts for which our commitment is variable, based on volumes, with no fixed minimum quantities, and contracts that can be canceled without payment penalties have been excluded. These purchase obligations are in addition to amounts recorded on our December 31, 2023 Consolidated Balance Sheets.
We have no off-balance sheet arrangements as of December 31, 2023 and 2022.

Recent Accounting Pronouncements
Please refer to "— Note 2. Summary of Significant Accounting Policies," in our Notes to the Consolidated Financial Statements.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents, and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, asset backed securities, and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $0.1 million as of December 31, 2023. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.
We are exposed to interest rate risk with respect to variable rate debt. At December 31, 2023, we had a $400 million Senior Secured Term Loan due 2029 that bears interest at a rate equal to the 3-month Term Secured Overnight Financing Rate ("SOFR"), subject to a 2.5% floor, plus a Term SOFR adjustment of 0.26161% and a margin of 6.25% per year. We entered into this loan in October of 2023, and simultaneously used proceeds from the Senior Secured Term Loan due 2029 and the private placement to prepay the Senior Secured Term Loan due 2026. We do not currently hedge our variable interest rate debt. The annual average variable interest rate for our variable rate debts during the year ended December 31, 2023 was 11.7%. A hypothetical 100 basis point increase or decrease in the average interest rate on our variable rate debts would result in $4.1 million change in the interest expense as of December 31, 2023.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report. This report appears on the following page.
Dated February 28, 2024

/s/ BRADLEY L. CAMPBELL	/s/ SIMON HARFORD
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amicus Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amicus Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amicus Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amicus Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amicus Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Revenue recognition – Measurement of variable consideration for Ex-U.S. third-party discounts and rebates

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company recognizes revenue net of estimates for variable consideration, which are primarily third-party discounts and rebates. The sales discounts and rebates are recorded as a reduction of revenue at the time revenue from the sale of the Company’s products is recognized, which occurs at a point in time when the customer obtains control of the product.

Auditing the Ex-U.S. sales discounts and rebates was complex because of the volume of sales discounts and rebates and the different contractual product price, discount and/or rebate rate for each country.

How We Addressed the Matter in Our Audit	We identified, evaluated, and tested controls over management’s calculations of the discounts and rebates as well as the data input utilized in the calculations.

To test the revenue adjustments related to sales discounts and rebates our procedures included, among others, assessing the terms of the arrangement, evaluating the methodology used, testing the significant inputs, and the completeness, accuracy and relevance of the underlying data used by management in its calculations. We inspected significant sales contracts and agreements that include the contractual rights to discounts and rebates and tested credit memos issued during the year and subsequent to year end. In addition, we assessed the historical accuracy of management’s estimates against actual results.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2003.
Iselin, New Jersey
February 28, 2024

Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$246,994	$148,813
Investments in marketable securities	39,206	144,782
Accounts receivable	87,632	66,196
Inventories	59,696	23,816
Prepaid expenses and other current assets	49,533	40,209
Total current assets	483,061	423,816
Operating lease right-of-use assets, net	26,312	29,534
Property and equipment, less accumulated depreciation of $25,429 and $22,281 at December 31, 2023 and 2022, respectively	31,667	30,778
Intangible assets, less accumulated amortization of $2,510 and $0 at December 31, 2023 and December 31, 2022, respectively	20,490	23,000
Goodwill	197,797	197,797
Other non-current assets	18,553	19,242
Total Assets	$777,880	$724,167
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,120	$15,413
Accrued expenses and other current liabilities	144,245	93,636
Contingent consideration payable	—	21,417
Operating lease liabilities	8,324	8,552
Total current liabilities	167,689	139,018
Long-term debt	387,858	391,990
Operating lease liabilities	48,877	51,578
Other non-current liabilities	13,282	18,534
Total liabilities	617,706	601,120
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 293,594,209 and 281,108,273 shares issued and outstanding at December 31, 2023 and 2022, respectively	2,918	2,815
Additional paid-in capital	2,836,018	2,664,744
Accumulated other comprehensive gain (loss):
Foreign currency translation adjustment	5,429	(11,989)
Unrealized loss on available-for-sale securities	(188)	(116)
Warrants	71	83
Accumulated deficit	(2,684,074)	(2,532,490)
Total stockholders' equity	160,174	123,047
Total Liabilities and Stockholders' Equity	$777,880	$724,167
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Net product sales	$399,356	$329,233	$305,514
Cost of goods sold	37,326	38,599	34,466
Gross profit	362,030	290,634	271,048
Operating expenses:
Research and development	152,381	276,677	272,049
Selling, general, and administrative	275,270	213,041	192,710
Changes in fair value of contingent consideration payable	2,583	1,078	6,514
Loss on impairment of assets	1,134	6,616	—
Depreciation and amortization	7,873	5,342	6,209
Total operating expenses	439,241	502,754	477,482
Loss from operations	(77,211)	(212,120)	(206,434)
Other (expense) income:
Interest income	7,078	3,024	509
Interest expense	(50,149)	(37,119)	(32,471)
Loss on extinguishment of debt	(13,933)	—	(257)
Other (expense) income	(15,886)	4,176	(2,901)
Loss before income tax	(150,101)	(242,039)	(241,554)
Income tax (expense) benefit	(1,483)	5,471	(8,906)
Net loss attributable to common stockholders	$(151,584)	$(236,568)	$(250,460)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.51)	$(0.82)	$(0.92)
Weighted-average common shares outstanding — basic and diluted	295,164,515	289,057,198	271,421,986
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net loss	$(151,584)	$(236,568)	$(250,460)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment gain (loss)	17,418	(17,240)	(3,161)
Unrealized (loss) gain on available-for-sale securities	(72)	154	(85)
Other comprehensive gain (loss)	17,346	(17,086)	(3,246)
Comprehensive loss	$(134,238)	$(253,654)	$(253,706)

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	262,063,461	$2,650	$2,308,578	$12,387	$8,227	$(2,045,462)	$286,380
Stock options exercised, net	1,461,189	15	10,213	—	—	—	10,228
Common stock issued from equity financing and pre-funded warrants, net of offering costs	11,296,660	112	199,552	83	—	—	199,747
Vesting of restricted stock units, net of taxes	1,064,135	—	(15,009)	—	—	—	(15,009)
Stock-based compensation	—	—	57,838	—	—	—	57,838
Warrants exercised	2,554,999	26	31,591	(12,387)	—	—	19,230
Equity component of the convertible notes	472,356	5	2,656	—	—	—	2,661
Unrealized loss on available-for-sale securities	—	—	—	—	(85)	—	(85)
Foreign currency translation adjustment	—	—	—	—	(3,161)	—	(3,161)
Net loss	—	—	—	—	—	(250,460)	(250,460)
Balance at December 31, 2021	278,912,800	2,808	2,595,419	83	4,981	(2,295,922)	307,369
Stock options exercised, net	656,377	7	4,303	—	—	—	4,310
Vesting of restricted stock units, net of taxes	1,539,096	—	(11,490)	—	—	—	(11,490)
Stock-based compensation	—	—	76,512	—	—	—	76,512
Unrealized gain on available-for-sale securities	—	—	—	—	154	—	154
Foreign currency translation adjustment	—	—	—	—	(17,240)	—	(17,240)
Net loss	—	—	—	—	—	(236,568)	(236,568)
Balance at December 31, 2022	281,108,273	2,815	2,664,744	83	(12,105)	(2,532,490)	123,047
Stock options exercised, net	1,357,945	14	10,247	—	—	—	10,261
Issuance of shares in connection with at-the-market offering, net of issuance costs	5,244,936	52	63,056	—	—	—	63,108
Common stock issued from private placement, net of offering costs	2,467,104	25	29,802	—	—	—	29,827
Vesting of restricted stock units, net of taxes	2,195,851	—	(17,920)	—	—	—	(17,920)
Stock-based compensation	—	—	86,077	—	—	—	86,077
Warrants exercised	1,220,100	12	12	(12)	—	—	12
Unrealized loss on available-for-sale securities	—	—	—	—	(72)	—	(72)
Foreign currency translation adjustment	—	—	—	—	17,418	—	17,418
Net loss	—	—	—	—	—	(151,584)	(151,584)
Balance at December 31, 2023	293,594,209	$2,918	$2,836,018	$71	$5,241	$(2,684,074)	$160,174
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(151,584)	$(236,568)	$(250,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	2,616	2,634	2,490
Depreciation and amortization	7,873	5,342	6,209
Stock-based compensation	86,077	76,512	57,838
Loss on extinguishment of debt	13,933	—	257
Non-cash changes in the fair value of contingent consideration payable	2,583	1,078	6,514
Foreign currency remeasurement loss	19,613	6,121	3,565
Non-cash deferred taxes	(4,939)	9	34
Asset impairment charges and other asset write-offs	2,727	18,177	—
Changes in operating assets and liabilities:
Accounts receivable	(20,108)	(17,330)	(8,189)
Inventories	(44,614)	(5,343)	(7,790)
Prepaid expenses and other current assets	(8,062)	(6,194)	(5,919)
Accounts payable, accrued expenses, and other current liabilities	49,195	(6,377)	7,430
Other non-current assets and liabilities	(3,054)	(4,636)	(4,117)
Payment of contingent consideration	(21,347)	—	(10,353)
Net cash used in operating activities	$(69,091)	$(166,575)	$(202,491)
Investing activities
Sale and redemption of marketable securities	197,227	335,926	424,043
Purchases of marketable securities	(91,723)	(243,255)	(341,398)
Capital expenditures	(7,440)	(3,766)	(3,884)
Proceeds from sale of assets	—	3,411	—
Net cash provided by investing activities	$98,064	$92,316	$78,761
Financing activities
Proceeds from the issuance of shares in connection with at-the-market offering, net of issuance costs	63,108	—	—
Proceeds from equity financing, net of issuance costs	29,827	—	199,750
Withholding taxes paid on vested restricted stock units	(17,920)	(11,490)	(15,009)
Proceeds from stock options exercised, net	10,261	4,310	10,228
Proceeds from warrants exercised, net	12	—	19,230
Payment of long-term debt	(408,043)	—	—
Proceeds from long-term debt, net of issuance costs	387,360	—	—
Payment of contingent consideration	(2,653)	—	(1,647)
Payment of finance leases	(275)	(283)	(479)
Net cash provided by (used in) financing activities	$61,677	$(7,463)	$212,073
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$6,312	$(14,619)	$(5,049)
Net increase (decrease) in cash, cash equivalents, and restricted cash	96,962	(96,341)	83,294
Cash, cash equivalents, and restricted cash at the beginning of the year	153,115	249,456	166,162
Cash, cash equivalents, and restricted cash at the end of the year	$250,077	$153,115	$249,456

	Years Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information
Tenant improvements paid through lease incentive	$105	$—	$300
Cash paid during the period for interest	$36,090	$34,358	$30,468
Capital expenditures unpaid at the end of period	$868	$1,141	$1,448
Cash paid for income taxes	$8,525	$1,609	$20,032
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements

1. Description of Business
Amicus Therapeutics, Inc. (the "Company") is a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. The Company seeks to deliver the highest quality therapies that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. The Company's two marketed therapies are Galafold®, the first oral monotherapy for people living with Fabry disease who have amenable genetic variants, and Pombiliti™ + Opfolda™, a novel treatment designed to improve uptake of active enzyme into key disease relevant tissues for adults living with late-onset Pompe disease.
Galafold® (also referred to as "migalastat"), is approved in over 40 countries around the world, including the United States ("U.S."), European Union ("E.U."), United Kingdom ("U.K."), and Japan. Additionally, Galafold® has been granted orphan drug designation in the U.S., E.U., U.K., Japan and several other countries.
Pombiliti™ + Opfolda™ (also referred to as "cipaglucosidase alfa-atga/miglustat"), was approved in 2023 in the three largest Pompe markets: the U.S., the E.U., and the U.K. Multiple regulatory submissions and reimbursement processes with global health authorities are currently underway. Additionally, Pombiliti™ + Opfolda™ has been granted orphan drug designation in the U.S., E.U., U.K., Japan and several other countries.
The Company had an accumulated deficit of $2.7 billion as of December 31, 2023 and anticipates incurring losses through the fiscal year ending December 31, 2024. The Company has historically funded its operations through stock offerings, product revenues, debt issuances, collaborations, and other financing arrangements.
Based on its current operating model, the Company believes the current cash position, which includes expected revenues, is sufficient to fund the Company's operations and ongoing research programs for at least the next 12 months. Potential business development opportunities, pipeline expansion, and investment in manufacturing capabilities could impact the Company's long-term capital requirements.
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
Foreign Currency Transactions
The functional currency for most of the Company's foreign subsidiaries is their local currency. For non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the weighted average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of the Company's foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of stockholders' equity. Transactions which are not in the functional currency of the entity are remeasured into the functional currency with gains or losses resulting from the remeasurement recorded in other (expense) income.

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
Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are reported within other comprehensive gain (loss) in the Company's Consolidated Statements of Comprehensive Loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations, or other observable inputs.
Restricted cash consists primarily of funds held to satisfy the requirements of certain agreements that are restricted in their use and is included as a component of other non-current assets on the Company's Consolidated Balance Sheets.
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
The Company is subject to credit risk from its accounts receivable primarily related to its product sales of Galafold®. The Company's accounts receivable at December 31, 2023 have arisen from product sales primarily in Europe, the U.S., and Japan. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of December 31, 2023, the Company's allowance for doubtful accounts was $0.2 million.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated over the estimated useful lives of the respective assets, which range from three to five years, or the lesser of the related initial term of the lease or useful life for leasehold improvements.
The initial cost of property and equipment consists of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditures incurred after the fixed assets have been put into operation, such as repairs and maintenance, are expensed as incurred. Major replacements, improvements, and additions are capitalized in accordance with Company policy.
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Revenue Recognition
The Company has recorded revenue on sales where its products are available either on a commercial basis or through a reimbursed early access program. Product orders are generally received from distributors and pharmacies, with the ultimate payor often a government authority. In 2023, one customer accounted for 28% of net product sales and 16% of accounts receivable from product sales while another customer accounted for 17% of accounts receivable from product sales. In 2022, one customer accounted for 27% of net product sales and 14% of accounts receivable from product sales.
The Company recognizes revenue when its performance obligations to its customers have been satisfied, which occurs at a point in time when the pharmacies or distributors obtain control of the products. The transaction price is determined based on fixed consideration in the Company's customer contracts and is recorded net of estimates for variable consideration, which primarily consist of third-party discounts and rebates. The identified variable consideration is recorded as a reduction of revenue at the time revenue from the sale is recognized. The Company recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration received. The Company evaluates these estimates each reporting period to reflect known changes.
The following table summarizes the Company's net product sales disaggregated by product:

	For the Year
(in thousands)	2023	2022	2021
Galafold®	$387,777	$329,046	$305,514
Pombiliti™ + Opfolda™	11,579	187	—
Total net product sales	$399,356	$329,233	$305,514
The following table summarizes the Company's net product sales disaggregated by geographic area:

	For the Year
(in thousands)	2023	2022	2021
U.S.	$146,937	$115,946	$95,387
Ex-U.S.	252,419	213,287	210,127
Total net product sales	$399,356	$329,233	$305,514
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
Cost of goods sold includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, provisions for excess and obsolete inventory, as well as royalties payable. A portion of inventory available for sale was expensed as research and development costs prior to regulatory approval and, as such, the cost of goods sold and related gross margins are not necessarily indicative of future costs of goods sold and gross margin.

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
Other Comprehensive Gain (Loss)
Components of other comprehensive gain (loss) include unrealized gains and losses on available-for-sale securities and gains and losses on foreign currency transactions, and are included in the Consolidated Statements of Comprehensive Loss.
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
ROU assets represent the Company's right to control the use of an explicitly or implicitly identified fixed asset for a period of time and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Control of an underlying asset is conveyed if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
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
Nonqualified Cash Deferral Plan
The Company's Cash Deferral Plan (the "Deferral Plan") provides certain key employees and members of the Board of Directors as selected by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee"), with an opportunity to defer the receipt of such participant's base salary, bonus, and director's fees, as applicable. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. All of the investments held in the Deferral Plan are classified as trading securities and recorded at fair value with changes in the investments' fair value recognized as earnings in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liability in the Consolidated Balance Sheets.
Equity-based Compensation
At December 31, 2023, the Company had one equity-based employee compensation plan, which is described more fully in "— Note 8. Stockholders' Equity." The Company applies the fair value method of measuring equity-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Loss per Common Share
The Company calculates net loss per share as a measurement of the Company's performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period. The Company had a net loss for all periods presented; accordingly, the inclusion of common stock options and unvested restricted stock units would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.
Segment Information
The Company currently operates in one business segment focused on the discovery, development, and commercialization of advanced therapies to treat a range of devastating rare and orphan diseases. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, its Chief Executive Officer, who comprehensively manages the entire business. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines, and thus there is one reporting unit.
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
Contingent Consideration Payable
Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable. This does not apply in circumstances when the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired. Upon recognition of the contingent consideration payable, the amount is included in the cost of the acquired asset or group of assets. For contingent consideration payments in business combinations, the Company determines the fair value of contingent acquisition consideration payable on the acquisition date using a probability-based income approach utilizing an appropriate discount rate, with changes in fair value recorded on the Consolidated Statements of Operations. The payments made related to the settlement of the contingent consideration payable recognized at fair value as of the acquisition date (including measurement-period adjustments) were disclosed as cash outflows for financing activities, whereas the payments related to the change in fair value of the contingent consideration payable were disclosed as cash outflows for operating activities in the Consolidated Statement of Cash Flows.
Intangible Assets and Goodwill
The Company records goodwill in a business combination when the total consideration exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is assessed annually for impairment on October 1 and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company first assesses the qualitative factors to determine if a quantitative test is necessary. If required, or if the Company elects to bypass the qualitative assessment, a quantitative goodwill impairment test is concluded. If it is determined the Company's single reporting unit's carrying value, including goodwill, exceeds its fair value, an impairment loss is recorded for the difference.
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
No indicators of impairment were noted during the years ended December 31, 2023 and 2022.
Recent Accounting Developments - Guidance Not Yet Adopted
In November 2023, the FASB issued the Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require, among other things, disclosure of the title and position of the chief operating decision maker and require that public entities with a single reportable segment provide all disclosures required by this update and existing segment disclosures in Topic 280. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required unless it is impracticable, and early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, must be applied prospectively with an option to apply retrospectively, and early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.
3. Goodwill and Intangible Assets
Finite-lived Intangible Assets
As of December 31, 2023, the Company had intangible assets of $20.5 million. Intangible assets consist of lead enzyme replacement therapy assets acquired with the Callidus Biopharma, Inc. ("Callidus") acquisition in 2013, previously accounted for as in-process research and development. In March 2023, as a result of the European Commission's ("EC") approval of Pombiliti™, the Company began amortizing the assets over the initial regulatory exclusivity period of 7 years. The Company completed an impairment assessment before changing the classification to finite-lived intangible asset noting no impairment. Amortization expense for finite-lived intangible assets was $2.5 million for the year ended December 31, 2023. There was no amortization expense for finite-lived intangible asset for the year ended December 31, 2022. Total estimated amortization expense for the finite-lived intangible assets for each of the next 5 years is approximately $3.3 million and has a remaining amortization period of 6.2 years.
Goodwill
As of December 31, 2023, in connection with the acquisition of Callidus in 2013 and Scioderm, Inc. in 2015, the Company had goodwill of $197.8 million. There has been no change to the balance of goodwill since the dates of acquisition.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of December 31, 2023, the Company held $247.0 million in cash and cash equivalents and $39.2 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive gain (loss) in the Consolidated Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in the Consolidated Statements of Operations as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss the Company would recognize an allowance and the corresponding credit loss would be included in the Consolidated Statements of Operations.
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
Cash, cash equivalents, and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of December 31, 2023
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$246,994	$—	$—	$246,994
Commercial paper	14,651	12	—	14,663
Treasury bill	12,944	2	—	12,946
U.S. government agency bonds	11,450	—	(4)	11,446
Money market	100	—	—	100
Certificates of deposit	51	—	—	51
	$286,190	$14	$(4)	$286,200
Included in cash and cash equivalents	$246,994	$—	$—	$246,994
Included in marketable securities	39,196	14	(4)	39,206
Total cash, cash equivalents, and marketable securities	$286,190	$14	$(4)	$286,200

	As of December 31, 2022
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$148,813	$—	$—	$148,813
Commercial paper	144,299	82	—	144,381
Money market	350	—	—	350
Certificates of deposit	51	—	—	51
	$293,513	$82	$—	$293,595
Included in cash and cash equivalents	$148,813	$—	$—	$148,813
Included in marketable securities	144,700	82	—	144,782
Total cash, cash equivalents, and marketable securities	$293,513	$82	$—	$293,595

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
For the year ended December 31, 2023 and 2022, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of December 31, 2023 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive gain (loss) . The fair value of these marketable securities in unrealized loss positions are $11.4 million as of December 31, 2023. The Company had no marketable securities in an unrealized loss position as of December 31, 2022.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$246,994	$148,813	$245,197
Restricted cash	3,083	4,302	4,259
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$250,077	$153,115	$249,456
5. Inventories
Inventories as of December 31, 2023 and December 31, 2022 consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Raw materials	$30,230	$10,054
Work-in-process	22,597	9,615
Finished goods	6,869	4,147
Total inventories	$59,696	$23,816
The Company's reserve for inventory was $0.5 million and $0.4 million as of December 31, 2023 and 2022, respectively. The Company has a number of binding minimum purchase and manufacturing commitments due to the third-party manufacturers. As of December 31, 2023, these purchase and manufacturing obligations totaled $126.2 million, of which $83.9 million and $42.3 million are expected in 2024 and 2025, respectively.

Table of Content
6. Property and Equipment
Property and equipment consist of the following:

	December 31,
(in thousands)	2023	2022
Leasehold improvements	$28,032	$24,162
Research equipment	16,220	16,345
Computer equipment	4,934	4,486
Construction in progress	3,810	4,160
Furniture and fixtures	2,928	2,734
Computer software	1,106	1,106
Vehicles	66	66
Gross property and equipment	57,096	53,059
Less accumulated depreciation	(25,429)	(22,281)
Net property and equipment	$31,667	$30,778
For both the years ended December 31, 2023 and 2022, depreciation expense was $4.8 million. Additionally, during the year ended December 31, 2022, in connection with the strategic deprioritization of its gene therapy portfolio, the Company performed an assessment of its fixed assets. As a result, the Company recognized an impairment charge of $6.6 million.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2023	2022
Accrued compensation and benefits	$38,305	$25,701
Accrued sales rebates and discounts	31,190	21,886
Accrued program fees	13,607	10,515
Accrued contract manufacturing & contract research costs	13,380	8,230
Accrued taxes	12,434	5,938
Accrued interest on debt	11,661	125
Accrued royalties	8,238	6,908
Accrued professional fees	5,059	6,868
Other	10,371	7,465
	$144,245	$93,636
8. Stockholders' Equity
Common Stock and Warrants
As of December 31, 2023, the Company was authorized to issue 500 million shares of common stock. Dividends on common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.

Table of Content
In November 2022, the Company entered into a Sales Agreement with The Goldman Sachs & Co. LLC to create an at-the-market equity program ("ATM program"), pursuant to which the Company may offer to sell shares of its common stock having an aggregate offering gross proceeds of up to $250.0 million. During the year ended December 31, 2023, the Company issued and sold an aggregate of 5,244,936 shares through its ATM program at a weighted-average public offering price of $12.50 per share, resulting in net proceeds of $63.1 million. During the year ended December 31, 2022, no shares were sold under this ATM program. As of December 31, 2023, an aggregate of $184.4 million worth of shares remain available to be issued and sold under the ATM program.
In October 2023, the Company entered into a securities purchase agreement with funds managed by Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, “Blackstone”), for the private placement of an aggregate of 2,467,104 shares of the Company’s common stock, at a purchase price of $12.16 per share. Proceeds from the private placement, net of offering costs, were $29.8 million.
In September 2021, the Company entered into a securities purchase agreement with certain entities, the (“Purchase Agreements”) for the private placement of an aggregate of 11,296,660 shares of the Company’s common stock, at a purchase price of $10.18 per share, and pre-funded warrants to purchase an aggregate of 8,349,705 shares of common stock, at a purchase price of $10.17 per pre-funded warrant. Proceeds from the private placement, net of offering costs, were $199.8 million. Each pre-funded warrant has an initial exercise price of $0.01 per share and is exercisable at any time after its original issuance, subject generally to the lock-up period, at the option of each holder, in such holder’s discretion, by (i) payment in full in immediately available funds of the initial exercise price for the number of shares of common stock purchased upon such exercise or (ii) a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Certain of the Purchase Agreements provide for a lock-up period of either 60 days or nine months based on the individual agreements. As of December 31, 2023, 1,220,100 pre-funded warrants have been exercised.
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
The Company had a deferred compensation investment balance of $7.5 million and $5.5 million as of December 31, 2023 and 2022, respectively, with corresponding approximate amounts of liability.
Deferral Plan investment assets are classified as trading securities and recorded at fair value with changes in the investments' fair value recognized as earnings in the period they occur. Deferred compensation liability amounts under the Deferral Plan are included in other long-term liabilities.
Equity Incentive Plan
The Company's Amended and Restated 2007 Equity Incentive Plan (the "Plan") provides for the granting of restricted stock units and options to purchase common stock in the Company to employees, directors, advisors, and consultants at a price to be determined by the Company's Board of Directors. The Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company's business. Under the provisions of the Plan, no option will have a term in excess of 10 years. The Board of Directors, or its committee, is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. Options granted pursuant to the Plan generally vest 25% on the first year anniversary date of grant plus an additional 1/48th for each month thereafter and may be exercised in whole or in part for 100% of the shares vested at any time after the date of grant. As of December 31, 2023, the Company has reserved up to 12,413,532 shares for issuance under the Plan.

Table of Content
9. Stock-based Compensation
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
The Company uses the Black-Scholes option pricing model when estimating the grant date fair value for share-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is based on the historical volatility of the Company's common stock over the look-back period corresponding to the expected life of the options. The average expected life is determined using the Company's actual historical data. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on a historical analysis of actual option forfeitures.
The fair value of the stock options granted were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2023	2022	2021
Expected stock price volatility	59.2%	62.1%	65.4%
Risk free interest rate	3.9%	1.7%	0.6%
Expected life of options (years)	5.47	5.34	5.40
Expected annual dividend per share	$—	$—	$—
The weighted average grant-date fair value per share of options granted during 2023, 2022, and 2021 were $6.75, $6.11, and $9.08, respectively.

Table of Content
A summary of the Company's stock options for the year ended December 31, 2023 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2020	14,032	$9.54
Granted	3,262	$16.53
Exercised	(1,483)	$7.05
Forfeited	(844)	$12.97
Expired	(236)	$13.28
Options outstanding, December 31, 2021	14,731	$11.08
Granted	5,733	$11.53
Exercised	(660)	$6.58
Forfeited	(495)	$12.57
Expired	(245)	$12.84
Options outstanding, December 31, 2022	19,064	$11.31
Granted	5,733	$11.99
Exercised	(1,361)	$7.54
Forfeited	(356)	$11.59
Expired	(78)	$15.09
Options outstanding, December 31, 2023	23,002	$11.69	6.5	$70.8
Vested and unvested expected to vest, December 31, 2023	21,215	$11.64	6.3	$66.5
Exercisable at December 31, 2023	13,431	$11.26	5.0	$49.0
The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $7.1 million, $2.5 million, and $8.5 million, respectively. Cash proceeds from stock options exercised during the years ended December 31, 2023, 2022, and 2021 were $10.3 million, $4.3 million, and $10.2 million, respectively. As of December 31, 2023, the total unrecognized compensation cost related to non-vested stock options granted was $35.0 million and is expected to be recognized over a weighted average period of three years.

Table of Content
Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2020	7,080	$11.35
Granted	3,191	$16.94
Vested	(1,863)	$15.77
Forfeited	(1,067)	$12.82
Non-vested units as of December 31, 2021	7,341	$13.90
Granted	5,048	$11.93
Vested	(2,251)	$12.48
Forfeited	(421)	$12.06
Non-vested units as of December 31, 2022	9,717	$13.07
Granted	4,762	$13.02
Vested	(3,610)	$12.21
Forfeited	(836)	$11.63
Non-vested units as of December 31, 2023	10,033	$13.37	2.1	$142.4
As of December 31, 2023, there was $53.6 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Company's Consolidated Statements of Operations related to the equity awards:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Research and development expense	$21,470	$25,089	$17,340
Selling, general, and administrative expense	64,607	51,423	40,498
Total equity compensation expense	$86,077	$76,512	$57,838
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

Table of Content
Level 3 — Inputs that are unobservable for the asset or liability.
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2023 are identified in the following tables:

(in thousands)	Level 1	Level 2	Total
Assets:
Commercial paper	$—	$14,663	$14,663
Treasury bill	—	12,946	12,946
U.S. government agency bonds	—	11,446	11,446
Money market	7,631	—	7,631
	$7,631	$39,055	$46,686

(in thousands)	Level 1	Level 2	Total
Liabilities:
Deferred compensation plan liability	$7,531	$—	$7,531
	$7,531	$—	$7,531
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
The Company's Senior Secured Term Loan due 2029 falls into the Level 2 category within the fair value level hierarchy and the fair value was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under the Company's credit profile. The carrying value of the Senior Secured Term Loan due 2029 approximates the fair value. Deferred compensation plan liability is recorded as a component of other non-current liabilities on the Company's Consolidated Balance Sheets.
The Company did not have any Level 3 assets as of December 31, 2023 or 2022.
Cash, Money Market Funds and Marketable Securities
The Company classifies its cash and cash equivalents within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in an active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available-for-sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2023. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2023.

Table of Content
Contingent Consideration Payable
The contingent consideration payable resulted from the acquisition of Callidus in November 2013. The Company reached regulatory milestones of $9.0 million in March 2023 and $15.0 million in September 2023 associated with the approval of Pombiliti™ by the EC and U.S. Food and Drug Administration ("FDA"), respectively. The $9.0 million and $15.0 million payments were paid in the second and fourth quarter of 2023, respectively.
The following table shows the change in the balance of contingent consideration payable for the year ended December 31, 2023 and 2022, respectively:

	Years ended December 31,
(in thousands)	2023	2022
Balance, beginning of the period	$21,417	$20,339
Changes in fair value during the period, included in the Consolidated Statements of Operations	2,583	1,078
Payment of contingent consideration in cash	(24,000)	—
Balance, end of the period	$—	$21,417
11. Debt
The Company's debt consists of the following:

	As of December 31,
(in thousands)	2023	2022
Senior Secured Term Loan due 2029:
Principal	$400,000	$—
Less: debt discount (1)	(9,652)	—
Less: deferred financing (1)	(2,490)	—
Net carrying value of Long-term debt	$387,858	$—

Senior Secured Term Loan due 2026(2):
Principal	$—	$400,000
Less: debt discount (1)	—	(4,571)
Less: deferred financing (1)	—	(3,439)
Net carrying value of Long-term debt	$—	$391,990

Net carrying value of Long-term debt	$387,858	$391,990
_____________________________
(1) Included in the Consolidated Balance Sheets within long-term debt and amortized to interest expense over the remaining life of the corresponding Senior Secured Term Loan using the effective interest rate method.
(2) The principal, accrued interest and prepayment premiums associated with the Senior Secured Term Loan due 2026 were fully paid in October 2023.
Senior Secured Term Loan due 2029
In October 2023, the Company entered into a $400 million loan agreement (the “Senior Secured Term Loan due 2029”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, “Blackstone”) with an interest rate equal to 3-month Term SOFR, subject to a 2.5% floor, plus a Term SOFR adjustment of 0.26161% and a margin of 6.25% that requires interest-only payments until early-2027. The Senior Secured Term Loan due 2029 will be repaid in twelve quarterly payments of $33.3 million, starting on January 2027 with the final balance due on the maturity date in October 2029. This transaction resulted in net proceeds of $387.4 million, after deducting fees and expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2029.

Table of Content
The Senior Secured Term Loan due 2029 is subject to mandatory prepayment provisions that require prepayment upon a change of control, the incurrence of certain additional indebtedness, asset sale, or an event of loss, subject to certain conditions set forth in the Senior Secured Term Loan due 2029. The Company may prepay the Senior Secured Term Loan due 2029 in whole or in part, at its option at any time. Any prepayment of the Senior Secured Term Loan due 2029 is subject to certain make-whole premiums and prepayment premiums, the latter of which decrease until the fifth anniversary of the transaction date at which point no prepayment penalty shall exist. The obligations under the Senior Secured Term Loan due 2029 are secured by a first lien security interest in certain assets of the Company. The Senior Secured Term Loan due 2029 contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to the Company. If an event of default occurs and is continuing, Blackstone may declare all amounts outstanding under the Senior Secured Term Loan due 2029 to be immediately due and payable.
Senior Secured Term Loan due 2026
In July 2020, the Company entered into a definitive agreement for a $400 million credit facility with Hayfin Capital Management (“Senior Secured Term Loan due 2026”) with an interest rate equal to 3-month LIBOR, subject to a 1% floor, plus 6.5% per annum and requires interest-only payments until mid-2024. The Senior Secured Term Loan due 2026 was to be repaid in nine quarterly payments of $44.4 million, starting on July 2024 with the final balance due on the maturity date in July 2026. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2026.
In October of 2023, the Company used $408.9 million of the net proceeds from the Senior Secured Term Loan due 2029 and the private placement to prepay the Senior Secured Term Loan due 2026, inclusive of the outstanding principal amount, $0.8 million in accrued interest and $8.0 million as a prepayment premium. In connection with the prepayment, the Company recorded a loss from early extinguishment of debt of $13.9 million in the Company's Consolidated Statements of Operations.
Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the years ended December 31, 2023 and 2022, respectively:

(in thousands, except interest rate amounts)	December 31, 2023	December 31, 2022
Contractual interest expense	$47,626	$34,446
Amortization of debt discount	$1,605	$1,503
Amortization of deferred financing	$1,011	$1,131
Effective interest rate of the liability component, Senior Secured Term Loan due 2029	12.8%	—%
Effective interest rate of the liability component, Senior Secured Term Loan due 2026	—%	12.1%
12. Leases
The Company currently has operating leases for office and research laboratory space, equipment, and vehicles under agreements expiring at various dates through 2034, which include renewal options on leases which the Company is reasonably certain to exercise.
For the years ended December 31, 2023 and 2022, operating lease expense was $9.5 million and $9.8 million and variable lease expense was $2.1 million and $1.7 million, respectively. For the years ended December 31, 2023 and 2022, the Company paid $9.5 million and $8.3 million, respectively, for amounts included in the measurement of operating lease liabilities and recorded right-of-use assets of $0.6 million and $8.9 million, respectively.
Commitments under finance leases are not significant for the year ended December 31, 2023.

Table of Content
Supplemental balance sheet information related to operating leases were as follows:

(in thousands, except year and discount rate amounts)	December 31, 2023	December 31, 2022
Operating lease ROU assets, net	$26,312	$29,534

Current portion of the operating lease liabilities	$8,324	$8,552
Non-current portion of the operating lease liabilities	48,877	51,578
Total operating lease liability	$57,201	$60,130

Weighted-average remaining lease terms (years)	9.4	17.0
Weighted-average discount rate	9.7%	12.2%
At December 31, 2023, the future minimum operating lease payments were as follows:

(in thousands)	Operating Lease
2024	$9,236
2025	9,157
2026	9,213
2027	9,351
2028	9,144
Thereafter	43,715
Total lease payments	89,816
Less lease incentives	(22,299)
Less imputed interest	(10,316)
Total operating lease liability	$57,201

Table of Content
13. Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years Ended December 31,
(in thousands)	2023	2022	2021
United States	$(234,482)	$(343,424)	$(333,571)
Foreign	84,381	101,385	92,017
Total	$(150,101)	$(242,039)	$(241,554)
Following were the components of income tax expense (benefit) for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Current
Federal	$—	$—	$—
State	14	6	15
Foreign	6,408	(5,760)	8,857
Deferred
Federal	(4,801)	274	—
State	(138)	9	34
Foreign	—	—	—
Total	$1,483	$(5,471)	$8,906
A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Years Ended December 31,
	2023	2022	2021
Statutory rate	(21)%	(21)%	(21)%
Tax credits	(8)	(11)	(9)
Impact of foreign operations	(9)	18	3
Other	8	3	3
Valuation allowance	31	9	28
Net	1%	(2)%	4%
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Tax Act also introduced an additional U.S. tax on certain non-U.S. subsidiaries’ earnings which are considered to be Global Intangible Low Taxed Income (referred to as "GILTI"). After consideration of the relevant guidance and completing the accounting for the tax effects of the Tax Act, the Company has elected to treat GILTI as a period cost.

Table of Content
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
Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Deferred tax assets
Intellectual property	$—	$68,567
Research tax credit	235,532	223,366
Capitalized research and development costs	34,425	29,317
Net operating loss carry forwards	321,004	315,444
Share-based compensation	17,314	16,417
Interest carry forward limitation	17,627	12,558
Lease liability	10,567	11,428
Inventory	1,931	10,400
Other	20,858	20,109
Gross deferred tax assets	659,258	707,606
Deferred tax liabilities
Royalty payable	—	(68,567)
Other	(10,004)	(11,745)
Total net deferred tax assets	649,254	627,294
Less: valuation allowance	(649,254)	(632,233)
Net deferred tax liability	$—	$(4,939)
The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2023 and 2022, the Company recorded valuation allowances of $649.3 million and $632.2 million, respectively, representing an increase in the valuation allowance of $17.0 million in 2023, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years. The deferred tax liability related to business acquisitions pertains to the basis difference in intangible assets acquired by the Company. The Company's policy is to record a deferred tax liability related to acquired intangible assets that may eventually be realized either upon amortization of the asset when the research is completed, and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful.

Table of Content
As of December 31, 2023, the Company had U.S. federal, U.K. and state net operating loss carry forwards ("NOLs") of approximately $1.2 billion, $28.4 million and $1.0 billion, respectively. The federal carry forward for losses generated prior to 2018 will expire in 2029 through 2037. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the Tax Act. The U.K. carryforward period is unlimited. Most of the state net operating loss carry forwards generated prior to 2009 have expired through 2016. The remaining state net operating loss carry forwards including those generated in 2009 through 2023 will expire in 2030 through 2042. State research and development credits will expire beginning 2024 through 2033. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past and could occur again in the future. Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. The Company may experience ownership changes in the future as a result of shifts in the stock ownership some of which are outside the Company's control. The Company completed a detailed study of the NOLs for the tax year 2023 and determined that there was not an ownership change in excess of 50%. Ownership changes in future periods may place additional limits on the Company's ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently decrease the amount of state attributes and increase state taxes owed.
The Company also has U.S. federal research and experimentation and orphan drug credit carryforwards of approximately $18.4 million and $203.1 million, respectively, which will expire in the years 2030 through 2043. The Company also has state research and development tax credit carryforwards of $14.1 million. Deferred tax assets for these carryforwards are subject to a full valuation allowance.
The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. The Company does not expect this new rule to apply until the Company meets the minimum global revenue threshold.
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
Concurrently, the Company entered into a license agreement with Penn pursuant to which it obtained a license with respect to the pre-clinical research and development of next-generation parvovirus gene therapy products for the treatment of Pompe disease and Fabry disease. Under the agreement, the Company will be responsible for clinical development and commercialization of the licensed products for the indications and Penn is eligible to receive certain milestone and royalty payments with respect to licensed products for each indication, up to an aggregate of $86.5 million per indication. Royalty payments are based on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis.

Table of Content
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
As of December 31, 2023, the contingent milestone payments due to GSK were $5.9 million and are recorded within the other current and other non-current liabilities accounts on the Consolidated Balance Sheets. Sales based tiered royalties due to GSK are recorded within the cost of goods sold within the Consolidated Statements of Operations.
For the year ended December 31, 2023, under the GSK collaboration agreement, the Company incurred approximately $27.7 million of royalty expenses, of which $8.2 million is recorded within accrued expenses in the Consolidated Balance Sheets.
15. Legal Proceedings
In the fourth quarter of 2022, the Company received Paragraph IV Certification Notice Letters from Teva Pharmaceuticals USA, Inc. ("Teva"), Aurobindo Pharma Limited ("Aurobindo"), and Lupin Limited ("Lupin") in connection with Abbreviated New Drug Applications (“ANDA”) filed with the FDA requesting approval to market generic Galafold®. In November 2022, the Company filed four lawsuits against Teva, Lupin, and Aurobindo in the U.S. District Court for the District of Delaware for infringement of its Orange Book-listed patents. In the fourth quarter of 2023, a stipulation order to stay litigation with respect to Lupin was ordered. Additionally, in the first quarter of 2024, a stipulation was filed with the court and approved by the presiding judge, whereby the parties agreed to accept the Company’s definition of the terms that were in dispute. As such, the scheduled Markman hearing was deemed unneeded and cancelled. The Company has, and will continue to, vigorously enforce its Galafold® intellectual property rights.
16. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Years Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(151,584)	$(236,568)	$(250,460)
Denominator:
Weighted average common shares outstanding — basic and diluted	295,164,515	289,057,198	271,421,986
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

Table of Content
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	Years ended December 31,
(in thousands)	2023	2022	2021
Options to purchase common stock	23,002	19,064	14,731
Unvested restricted stock units	10,033	9,717	7,341
Total number of potentially issuable shares	33,035	28,781	22,072

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Name (Title)	Action Taken (Date of Action)	Rule 10b5-1 Trading Plan Provides for Purchase/Sale	Duration of the Trading Plan(1)	Aggregate Number of Securities
Margaret G. McGlynn (Director)	Adoption (November 10, 2023)	Sale	June 12, 2024	15,000(2)
____________________________
(1) The dates in this column represent the scheduled expiration date of each director or officer’s Rule 10b5-1 Trading Plan. Each Rule 10b5-1 Trading Plan may terminate earlier than the date provided should all transactions contemplated thereunder occur prior to such date.
(2) Ms. McGlynn’s Rule 10b5-1 Trading Plan provides for the exercise of up to 15,000 stock options and the sale of up to 15,000 underlying shares of common stock.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive proxy statement for our 2024 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.
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
3. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
1.1	Equity Distribution Agreement, dated November 7, 2022, by and between Amicus Therapeutics, Inc. and Goldman Sachs & Co. LLC	Form 8-K	11/7/2022	1.1
2.1	Agreement and Plan of Merger, dated November 19, 2013, by and among Amicus Therapeutics, Inc., CB Acquisition Corp., Callidus BioPharma, Inc., and Cuong Do	Form 8-K	2/12/2014	2.1
+2.2	Agreement and Plan of Merger, dated July 5, 2016, by and among MiaMed, Inc., the Registrant and Minervas Merger Sub, Inc.	Form 8-K	7/6/2016	2.1
+2.3	Agreement and Plan of Merger, dated as of September 19, 2018, by and among Amicus Therapeutics, Inc., Columbus Merger Sub Corp., Celenex, Inc. and Shareholder Representative Services LLC, solely in its capacity as the Shareholders’ Representative	Form 8-K	9/25/2018	2.1
3.1	Restated Certificate of Incorporation of the Registrant.	Form 10-K	2/28/2012	3.1
3.2	Second Amended and Restated By-laws of the Registrant.	Form 10-Q	8/8/2023	3.2
3.3	Certificate of Amendment to the Registrant's Restated Certificate of Incorporation.	Form 8-K	6/10/2015	3.1
3.4	Certificate of Amendment to the Restated Certificate of Incorporation	Form 8-K	6/8/2018	3.1
3.5	Certificate of Amendment to the Restated Certificate of Incorporation	Form 8-K	6/13/2023	3.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1/A (333-141700)	5/17/2007	4.1
4.2	Form of Indenture	Form S-3ASR	4/24/2016	4.7
4.3	Description of the Registrant's securities	Form 10-K	3/2/2020	4.8
4.4	Form of Pre-Funded Warrant	Form 8-K	9/29/2021	4.1
4.5	Securities Purchase Agreement, dated September 29, 2021, by and between the Company and Redmile Group LLC	Form 8-K	9/29/2021	10.3
10.1	Form of Director and Officer Indemnification Agreement	8-K	12/28/2022	10.1
*10.2	Amended and Restated 2007 Director Option Plan and form of option agreement	Form 8-K	6/18/2010	10.2
10.3	Securities Purchase Agreement, dated November 20, 2013 by and among the Company and the purchasers identified therein	Form 8-K	11/20/2013	10.1
**10.4	Second Restated Agreement, dated November 19, 2013 by and between the Registrant and Glaxo Group Limited				X
*10.5	Amicus Therapeutics, Inc. Amended and Restated Restricted Stock Unit Deferral Plan	Form 8-K	12/28/2017	10.1
*10.6	Amended and Restated 2007 Equity Incentive Plan	DEF 14A	4/26/2023	A
*10.7	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/28/2016	10.1
10.8	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 8-K	12/30/2016	10.1
10.9	Amendment #1 to the Amicus Therapeutics, Inc. Cash Deferral Plan.	Form 8-K	10/26/2014	10.1
10.10	Amendment #2 to the Amicus Therapeutics, Inc. Cash Deferral Plan.	Form 8-K	12/19/2019	10.1
*10.11	Employment Agreement, dated August 1, 2022, by and between the Registrant and Bradley L. Campbell.	Form 8-K	8/1/2022	10.1
*10.12	Employment Agreement, dated February 23, 2022, by and between the Registrant and John F. Crowley.	Form 8-K	2/24/2022	10.2
*10.13	Employment Agreement dated February 18, 2020 between the Registrant and Ellen S. Rosenberg	Form 10-K	3/2/2020	10.45
*10.14	Employment Agreement dated February 18, 2020, between the Registrant and Daphne Quimi	Form 10-K	3/2/2020	10.48
*10.15	Employment Agreement, dated August 21, 2023, by and between Amicus Therapeutics, Inc. and Simon Harford	Form 10-Q	11/8/2023	10.3
*10.16	Employment Agreement dated February 18, 2020 between the Registrant and David Clark	Form 10-K	3/2/2020	10.18
*10.17	Employment Agreement dated February 18, 2020 between the Registrant and Jeffrey Castelli	Form 10-K	3/2/2020	10.19
*10.18	Form of Board Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	3/1/2021	10.39

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
*10.19	Form of Board Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	3/1/2021	10.41
*10.20	Form of Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	3/1/2021	10.42
*10.21	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	2/24/2022	10.25
**10.22	License Agreement dated December 22, 2022, by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania	Form 10-K	3/1/2023	10.25
**10.23	Mutual Termination Agreement dated December 22, 2022, by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.	Form 10-K	3/1/2023	10.26
10.24	Loan Agreement, dated October 2, 2023 by and among Amicus Therapeutics, Inc., certain subsidiaries of Amicus Therapeutics, Inc. from time to time party thereto as Guarantors, Blackstone Alternative Credit Advisors LP, Blackstone Life Sciences Advisors L.L.C., certain lenders from time to time party thereto and Wilmington Trust, National Association, as Agent for the lenders.	Form 8-K	10/2/2023	10.1
10.25	Securities Purchase Agreement, dated October 2, 2023, by and among Amicus Therapeutics, Inc. and the Purchasers identified on the signature pages thereto.	Form 8-K	10/2/2023	10.2
**10.26	Supply and Manufacturing Services Agreement, dated as of March 31, 2023, by and among the Company, WuXi Biologics (Hong Kong) Limited, WuXi Biologics Ireland Limited and WuXi Biologics Germany GmbH	Form 10-Q	8/8/2023	10.2
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Amicus Therapeutics, Inc. Clawback Policy				X

Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
101
The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.
X
104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (included in Exhibit 101).				X
____________________________________________________________________
+    Confidential treatment has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.
*    Indicates management contract or compensatory plan.
**    Portions of the exhibit have been omitted in accordance with 17 CFR § 229.601(b)(10)(iv).
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2024.

AMICUS THERAPEUTICS, INC. (Registrant)
By:	/s/ Bradley L. Campbell
Bradley L. Campbell Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley L. Campbell	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2024
(Bradley L. Campbell)

/s/ Simon Harford	Chief Financial Officer (Principal Financial Officer)	February 28, 2024
(Simon Harford)

/s/ Samantha L. Prout	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 28, 2024
(Samantha L. Prout)

/s/ John F. Crowley	Executive Chairman	February 28, 2024
(John F. Crowley)

/s/ Margaret G. McGlynn	Director	February 28, 2024
(Margaret G. McGlynn)

/s/ Michael G. Raab	Director	February 28, 2024
(Michael G. Raab)

/s/ Glenn Sblendorio	Director	February 28, 2024
(Glenn Sblendorio)

/s/ Craig Wheeler	Director	February 28, 2024
(Craig Wheeler)

Signature	Title	Date

/s/ Lynn Bleil	Director	February 28, 2024
(Lynn Bleil)

/s/ Burke Whitman	Director	February 28, 2024
(Burke Whitman)

/s/ Michael A. Kelly	Director	February 28, 2024
(Michael A. Kelly)

/s/ Eiry W. Roberts, M.D.	Director	February 28, 2024
(Eiry W. Roberts, M.D.)