Form 10-Q
period 2024-03-31
AMICUS THERAPEUTICS, INC.
filed 2024-05-09
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of April 25, 2024 was 296,198,963 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended March 31, 2024

i

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
•the cost of manufacturing drug supply for our commercial, clinical and preclinical studies, including the cost of manufacturing Pombiliti® (also referred to as "ATB200" or "cipaglucosidase alfa");
•the future results of preclinical research and subsequent clinical trials for pipeline candidates we may identify from time to time, including our ability to obtain regulatory approvals and commercialize such therapies;
•the costs, timing, and outcome of regulatory review of our product candidates;
•any changes in regulatory standards relating to the review of our product candidates;
•any changes in laws, rules or regulations affecting our ability to manufacture, transport, test, develop, or commercialize our products, including Galafold®, Pombiliti® + Opfolda®, or our product candidates;
•the costs of commercialization activities, including product marketing, sales, and distribution;
•the emergence of competing technologies and other adverse market developments;
•the estimates regarding the potential market opportunity for our products and product candidates;
•our ability to successfully commercialize Galafold® (also referred to as "migalastat HCl");
•our ability to successfully commercialize Pombiliti® + Opfolda® (together, also referred to as "AT-GAA") in the E.U., U.K., and U.S., and elsewhere, if regulatory applications are approved;
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold® and Pombiliti® + Opfolda®;
•our ability to obtain reimbursement for Galafold® and Pombiliti® + Opfolda®;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold® and Pombiliti® + Opfolda®;
•our ability to obtain market acceptance of Galafold® and Pombiliti® + Opfolda®, or any other product developed or acquired that has received regulatory approval;
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
In light of these risks and uncertainties, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Those factors and the other risk factors described herein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Our forward-looking statements do not reflect the potential impact of any future collaborations, alliances, business combinations, partnerships, strategic out-licensing of certain assets, the acquisition of preclinical-stage, clinical-stage, marketed products or platform technologies or other investments we may make. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.
You should read this Quarterly Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (including the documents incorporated by reference therein) completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements speak only as of the date of this report. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$209,761	$246,994
Investments in marketable securities	29,842	39,206
Accounts receivable	76,433	87,632
Inventories	60,759	59,696
Prepaid expenses and other current assets	54,444	49,533
Total current assets	431,239	483,061
Operating lease right-of-use assets, net	23,003	26,312
Property and equipment, less accumulated depreciation of $26,563 and $25,429 at March 31, 2024 and December 31, 2023, respectively	32,421	31,667
Intangible assets, less accumulated amortization of $3,328 and $2,510 at March 31, 2024 and December 31, 2023, respectively	19,672	20,490
Goodwill	197,797	197,797
Other non-current assets	17,657	18,553
Total Assets	$721,789	$777,880
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,210	$15,120
Accrued expenses and other current liabilities	124,622	144,245
Operating lease liabilities	8,270	8,324
Total current liabilities	142,102	167,689
Long-term debt	388,391	387,858
Operating lease liabilities	47,831	48,877
Other non-current liabilities	12,771	13,282
Total liabilities	591,095	617,706
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 296,159,417 and 293,594,209 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,922	2,918
Additional paid-in capital	2,853,550	2,836,018
Accumulated other comprehensive loss:
Foreign currency translation adjustment	6,847	5,429
Unrealized loss on available-for-sale securities	(203)	(188)
Warrants	71	71
Accumulated deficit	(2,732,493)	(2,684,074)
Total stockholders’ equity	130,694	160,174
Total Liabilities and Stockholders’ Equity	$721,789	$777,880

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Net product sales	$110,403	$86,270
Cost of goods sold	13,567	6,942
Gross profit	96,836	79,328
Operating expenses:
Research and development	28,329	41,499
Selling, general, and administrative	88,029	73,957
Changes in fair value of contingent consideration payable	—	251
Restructuring charges	6,045	—
Depreciation and amortization	2,154	1,257
Total operating expenses	124,557	116,964
Loss from operations	(27,721)	(37,636)
Other expense:
Interest income	1,540	2,199
Interest expense	(12,436)	(11,844)
Other expense	(4,966)	(5,938)
Loss before income tax	(43,583)	(53,219)
Income tax (expense) benefit	(4,836)	287
Net loss attributable to common stockholders	$(48,419)	$(52,932)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.16)	$(0.18)
Weighted-average common shares outstanding — basic and diluted	302,903,009	291,336,750

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(48,419)	$(52,932)
Other comprehensive gain, net of tax:
Foreign currency translation adjustment gain	1,418	5,446
Unrealized loss on available-for-sale securities	(15)	(85)
Other comprehensive gain	1,403	5,361
Comprehensive loss	$(47,016)	$(47,571)

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended March 31, 2024

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31,2023	293,594,209	$2,918	$2,836,018	$71	$5,241	$(2,684,074)	$160,174
Stock options exercised, net	444,497	4	3,450	—	—	—	3,454
Vesting of restricted stock units, net of taxes	2,120,711	—	(16,721)	—	—	—	(16,721)
Stock-based compensation	—	—	30,803	—	—	—	30,803
Unrealized loss on available-for-sale securities	—	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	—	1,418	—	1,418
Net loss	—	—	—	—	—	(48,419)	(48,419)
Balance at March 31, 2024	296,159,417	$2,922	$2,853,550	$71	$6,644	$(2,732,493)	$130,694

Three Months Ended March 31, 2023

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31,2022	281,108,273	$2,815	$2,664,744	$83	$(12,105)	$(2,532,490)	$123,047
Stock options exercised, net	384,108	3	2,652	—	—	—	2,655
Vesting of restricted stock units, net of taxes	1,612,975	—	(12,806)	—	—	—	(12,806)
Stock-based compensation	—	—	34,894	—	—	—	34,894
Issuance of shares in connection with at-the-market offering, net of issuance costs	195,229	2	2,352	—	—	—	2,354
Unrealized loss on available-for-sale securities	—	—	—	—	(85)	—	(85)
Foreign currency translation adjustment	—	—	—	—	5,446	—	5,446
Net loss	—	—	—	—	—	(52,932)	(52,932)
Balance at March 31, 2023	283,300,585	$2,820	$2,691,836	$83	$(6,744)	$(2,585,422)	$102,573

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(48,419)	$(52,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	531	667
Depreciation and amortization	2,154	1,257
Stock-based compensation	30,803	34,894
Non-cash changes in the fair value of contingent consideration payable	—	251
Foreign currency remeasurement loss	1,736	5,885
Deferred taxes	—	(4,939)
Other	5,818	—
Changes in operating assets and liabilities:
Accounts receivable	9,557	(1,367)
Inventories	(1,678)	(3,158)
Prepaid expenses and other current assets	(5,340)	1,839
Accounts payable, accrued expenses, and other current liabilities	(24,483)	(72)
Other non-current assets and liabilities	(374)	(394)
Net cash used in operating activities	$(29,695)	$(18,069)
Investing activities
Sale and redemption of marketable securities	38,907	54,944
Purchases of marketable securities	(29,559)	(16,747)
Capital expenditures	(1,811)	(1,942)
Net cash provided by investing activities	$7,537	$36,255
Financing activities
Payment of finance leases	(42)	(28)
Withholding taxes paid on vested restricted stock units	(16,721)	(12,806)
Proceeds from stock options exercised, net	3,454	2,655
Proceeds from the issuance of shares in connection with at-the-market offering, net of issuance costs	—	2,354
Net cash used in financing activities	$(13,309)	$(7,825)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(1,816)	$1,507
Net (decrease) increase in cash, cash equivalents, and restricted cash at the end of the period	(37,283)	11,868
Cash, cash equivalents, and restricted cash at the beginning of period	250,077	153,115
Cash, cash equivalents, and restricted cash at the end of period	$212,794	$164,983
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$11,801	$11,361
Capital expenditures unpaid at the end of period	$1,110	$1,260
Cash paid for taxes	$635	$178
Tenant improvements paid through lease incentives	$52	$—

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
1. Description of Business
Amicus Therapeutics, Inc. (the "Company") is a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. The Company seeks to deliver the highest quality therapies that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. The Company's two marketed therapies are Galafold®, the first oral monotherapy for people living with Fabry disease who have amenable genetic variants, and Pombiliti® + Opfolda®, a novel treatment designed to improve uptake of active enzyme into key disease relevant tissues for adults living with late-onset Pompe disease.
Galafold® (also referred to as "migalastat"), is approved in over 40 countries around the world, including the United States ("U.S."), European Union ("E.U."), United Kingdom ("U.K."), and Japan. Additionally, Galafold® has been granted orphan drug designation in the U.S., E.U., U.K., Japan and several other countries.
Pombiliti® + Opfolda® (also referred to as "cipaglucosidase alfa-atga/miglustat"), was approved in 2023 in the three largest Pompe markets: the U.S., the E.U., and the U.K. Multiple regulatory submissions and reimbursement processes with global health authorities are currently underway. Additionally, Pombiliti® + Opfolda® has been granted orphan drug designation in the U.S., E.U., U.K., Japan and several other countries.
The Company had an accumulated deficit of $2.7 billion as of March 31, 2024 and anticipates incurring losses through the fiscal year ending December 31, 2024. The Company has historically funded its operations through stock offerings, product revenues, debt issuances, collaborations, and other financing arrangements.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's interim financial information. Management has determined that the Company operates in one segment focused on the discovery, development, and commercialization of advanced therapies to treat a range of devastating rare and orphan diseases.
The accompanying unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company's financial statements and related notes as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. For a complete description of the Company's accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
Foreign Currency Transactions
The functional currency for most of the Company's foreign subsidiaries is their local currency. For non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the weighted average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of the Company's foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of stockholders' equity. Transactions which are not in the functional currency of the entity are remeasured into the functional currency with gains or losses resulting from the remeasurement recorded in other expense.
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
Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are reported within other comprehensive gain in the Company's Consolidated Statements of Comprehensive Loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations, or other observable inputs.
Restricted cash consists primarily of funds held to satisfy the requirements of certain agreements that are restricted in their use and is included as a component of other non-current assets on the Company's Consolidated Balance Sheets.
Concentration of Credit Risk
The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable.
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
The Company's accounts receivable at March 31, 2024 have primarily arisen from Galafold® sales in Europe, the U.S., and Japan. The Company periodically assesses the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of March 31, 2024, the Company's allowance for doubtful accounts was $0.1 million.
Revenue Recognition
The Company has recorded revenue on sales where its products are available either on a commercial basis or through a reimbursed early access program. Product orders are generally received from distributors and pharmacies, with the ultimate payor often a government authority.
The Company recognizes revenue when its performance obligation to its customers have been satisfied, which occurs at a point in time when the pharmacies or distributors obtain control of the products. The transaction price is determined based on fixed consideration in the Company's customer contracts and is recorded net of estimates for variable consideration, which primarily consist of third-party discounts and rebates. The identified variable consideration is recorded as a reduction of revenue at the time revenue from the sale is recognized. The Company recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration received. The Company evaluates these estimates each reporting period to reflect known changes.

The following table summarizes the Company's net product sales disaggregated by product:

	Three Months Ended March 31,
(in thousands)	2024	2023
Galafold®	$99,359	$86,112
Pombiliti® + Opfolda®	11,044	158
Total net product sales	$110,403	$86,270
The following table summarizes the Company's net product sales disaggregated by geographic area:

	Three Months Ended March 31,
(in thousands)	2024	2023
U.S.	$37,375	$28,831
Ex-U.S.	73,028	57,439
Total net product sales	$110,403	$86,270
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
Cost of goods sold includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, provisions for excess and obsolete inventory, as well as royalties payable. A portion of Pombiliti® + Opfolda® inventory was expensed as research and development costs prior to regulatory approval and as such, the cost of goods sold and related gross margins are not necessarily indicative of future costs of goods sold and gross margin.
Recent Accounting Developments - Guidance Adopted in 2024
In November 2023, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require, among other things, disclosure of the title and position of the chief operating decision maker and require that public entities with a single reportable segment provide all disclosures required by this update and existing segment disclosures in Topic 280. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required unless it is impracticable, and early adoption is permitted. The Company adopted this guidance on January 1, 2024. This ASU applies to disclosure requirements only, and the Company will provide required annual disclosures as part of the 2024 Annual Report on Form 10-K and required interim disclosures as part of 2025 Quarterly Reports on Form 10-Q.
Recent Accounting Developments - Guidance Not Yet Adopted
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

3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of March 31, 2024, the Company held $209.8 million in cash and cash equivalents and $29.8 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive gain in the Consolidated Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in the Consolidated Statements of Operations as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss, the Company would recognize an allowance and the corresponding credit loss would be included in the Consolidated Statements of Operations.
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
Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of March 31, 2024
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$209,761	$—	$—	$209,761
Commercial paper	25,718	—	(4)	25,714
U.S. government agency bonds	3,978	—	(1)	3,977
Money market	100	—	—	100
Certificates of deposit	51	—	—	51
	$239,608	$—	$(5)	$239,603
Included in cash and cash equivalents	$209,761	$—	$—	$209,761
Included in marketable securities	29,847	—	(5)	29,842
Total cash, cash equivalents, and marketable securities	$239,608	$—	$(5)	$239,603

	As of December 31, 2023
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$246,994	$—	$—	$246,994
Commercial paper	14,651	12	—	14,663
Treasury bill	12,944	2	—	12,946
U.S. government agency bonds	11,450	—	(4)	11,446
Money market	100	—	—	100
Certificate of deposit	51	—	—	51
	$286,190	$14	$(4)	$286,200
Included in cash and cash equivalents	$246,994	$—	$—	$246,994
Included in marketable securities	39,196	14	(4)	39,206
Total cash, cash equivalents, and marketable securities	$286,190	$14	$(4)	$286,200

For both the three months ended March 31, 2024 and March 31, 2023, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of March 31, 2024 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized as a component of other comprehensive gain. The fair value of these marketable securities in unrealized loss positions are $29.7 million and $11.4 million as of March 31, 2024 and December 31, 2023, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	As of March 31,
(in thousands)	2024	2023
Cash and cash equivalents	$209,761	$160,602
Restricted cash	3,033	4,381
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$212,794	$164,983
4. Inventories
The following table summarizes the components of the Company’s inventories for each of the periods indicated:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$31,613	$30,230
Work-in-process	22,146	22,597
Finished goods	7,000	6,869
Total inventories	$60,759	$59,696
The Company's reserve for inventory was $2.9 million and $0.5 million as of March 31, 2024 and December 31, 2023, respectively.
5. Debt
The following table summarizes the Company's debt for each of the periods indicated:

(in thousands)	March 31, 2024	December 31, 2023
Senior Secured Term Loan due 2029:
Principal	$400,000	$400,000
Less: debt discount (1)	(9,230)	(9,652)
Less: deferred financing (1)	(2,379)	(2,490)
Net carrying value of Long-term debt	$388,391	$387,858
______________________________
(1) Included in the Company's Consolidated Balance Sheets within long-term debt and amortized to interest expense over the remaining life of the Senior Secured Term Loan due 2029 using the effective interest rate method.

Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
(in thousands)	2024	2023
Contractual interest expense	$11,974	$11,230
Amortization of debt discount	$422	$381
Amortization of deferred financing	$109	$286
6. Restructuring
In the first quarter of 2024, restructuring charges are primarily related to an initiative to reduce operating costs by abandoning one of the Company's leases that it no longer believes is necessary to conduct its operations.
The associated liabilities are recorded in accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. Total charges incurred are summarized as follows:

(in thousands)	Other Facility and Non-Lease Costs	Accelerated Depreciation	Total
Balance as of December 31, 2023	$—	$—	$—
Restructuring charges	3,201	2,844	6,045
Non-cash items	—	(2,844)	(2,844)
Cash settled	(310)	—	(310)
Balance as of March 31, 2024	$2,891	$—	$2,891
7. Stock-Based Compensation
The Amended and Restated 2007 Equity Incentive Plan (the "Plan") provides for the granting of restricted stock units and options to purchase common stock in the Company to employees, directors, advisors, and consultants at a price to be determined by the Board of Directors. The Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the business. The Board of Directors, or its committee, is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option.
Stock Option Grants
The fair value of the stock options granted were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Expected stock price volatility	57.2%	59.3%
Risk free interest rate	4.0%	3.9%
Expected life of options (years)	5.6	5.5
Expected annual dividend per share	$—	$—
 A summary of the Company's stock options for the three months ended March 31, 2024 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2023	23,002	$11.69
Granted	4,033	$14.23
Exercised	(439)	$7.86
Forfeited	(271)	$12.56
Expired	(20)	$17.28
Options outstanding, March 31, 2024	26,305	$12.13	6.4	$23.9
Vested and unvested expected to vest, March 31, 2024	24,409	$12.08	6.2	$23.5
Exercisable at March 31, 2024	15,979	$11.60	4.9	$22.3
As of March 31, 2024, the total unrecognized compensation cost related to non-vested stock options granted was $52.5 million and is expected to be recognized over a weighted average period of three years.
Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2023	10,033	$13.37
Granted	3,251	$15.35
Vested	(3,332)	$13.49
Forfeited	(393)	$14.66
Non-vested units as of March 31, 2024	9,559	$13.92	2.5	$112.6
As of March 31, 2024, there was $77.7 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of three years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Company's Consolidated Statements of Operations related to the equity awards:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development expense	$4,871	$8,490
Selling, general, and administrative expense	25,932	26,404
Total equity compensation expense	$30,803	$34,894

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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of March 31, 2024 are identified in the following tables:

(in thousands)	Level 1	Level 2	Total
Assets:
Commercial paper	$—	$25,714	$25,714
U.S. government agency bonds	—	3,977	3,977
Money market	7,201	—	7,201
	$7,201	$29,691	$36,892

(in thousands)	Level 1	Level 2	Total
Liabilities:
Deferred compensation plan liability	$7,101	$—	$7,101
	$7,101	$—	$7,101
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2023 are identified in the following tables:

(in thousands)	Level 1	Level 2	Total
Assets:
Commercial paper	$—	$14,663	$14,663
Treasury bill	—	12,946	12,946
U.S. government agency bonds	—	11,446	11,446
Money market	7,631	—	7,631
	$7,631	$39,055	$46,686

(in thousands)	Level 1	Level 2	Total
Liabilities:
Deferred compensation plan liability	7,531	—	7,531
	$7,531	$—	$7,531

Deferred compensation plan liability is recorded as a component of other non-current liabilities on the Company's Consolidated Balance Sheets. The Company did not have any Level 3 assets or liabilities as of March 31, 2024 or December 31, 2023.
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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Numerator:
Net loss attributable to common stockholders	$(48,419)	$(52,932)
Denominator:
Weighted average common shares outstanding — basic and diluted	302,903,009	291,336,750
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of March 31,
(in thousands)	2024	2023
Options to purchase common stock	26,305	23,437
Unvested restricted stock units	9,559	9,430
Total number of potentially issuable shares	35,864	32,867

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Quarterly Report on Form 10-Q entitled “Special Note Regarding Forward-Looking Statements”. Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled “Risk Factors”.
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We seek to deliver the highest quality therapies that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. Our two marketed therapies are Galafold®, the first oral monotherapy for people living with Fabry disease who have amenable genetic variants, and Pombiliti® + Opfolda®, a novel treatment designed to improve uptake of active enzyme into key disease relevant tissues for adults living with late-onset Pompe disease.
Galafold® (also referred to as "migalastat") is approved in over 40 countries around the world, including the United States ("U.S."), European Union ("E.U."), United Kingdom ("U.K."), and Japan. Additionally, Galafold® has been granted orphan drug designation in the U.S., E.U., U.K., Japan and several other countries.
Pombiliti® + Opfolda® (also referred to as "cipaglucosidase alfa-atga/miglustat") was approved in 2023 in the three largest Pompe markets: the U.S., the E.U., and the U.K. Multiple regulatory submissions and reimbursement processes with global health authorities are currently underway. Additionally, Pombiliti® + Opfolda® has been granted orphan drug designation in the U.S., E.U., U.K., Japan and several other countries.
Our Strategy
Our strategy is to create, manufacture, test, and deliver the highest quality medicines for people living with rare diseases through internally developed, jointly developed, acquired, or in-licensed products and product candidates. We are leveraging our global capabilities to develop and broaden our franchises in Fabry and Pompe disease, with focused discovery work on next generation therapies and novel technologies.
Highlights of our progress include:
•Commercial and regulatory success in Fabry disease. For the three months ended March 31, 2024, Galafold® revenue was $99.4 million of consolidated revenue, which represented an increase of $13.2 million compared the same period in the prior year. We continue to see strong commercial momentum and expansion into additional geographies.
•Pompe disease program milestones. For the three months ended March 31, 2024, Pombiliti® + Opfolda® revenue was $11.0 million of consolidated revenue. Pombiliti® + Opfolda® were approved by the European Commission ("EC") in June 2023, the Medicines and Healthcare products Regulatory Agency ("MHRA)" of the United Kingdom in August 2023, and the U.S. Food and Drug Administration ("FDA") in September 2023.
•Pipeline advancement and growth. We are leveraging our global capabilities to develop and broaden our franchises in Fabry and Pompe disease, with focused discovery work on next generation therapies and novel technologies.
•Financial strength. Total cash, cash equivalents, and marketable securities as of March 31, 2024 was $239.6 million.

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
Next Generation for Fabry Disease
We are committed to continued innovation for all people living with Fabry disease. As part of our long-term commitment, we are also continuing discovery for next-generation genetic medicines for Fabry disease.
Pombiliti® (cipaglucosidase alfa-atga) + Opfolda® (miglustat) for Pompe Disease
We have leveraged our biologics capabilities to develop Pombiliti® + Opfolda®, a novel treatment paradigm for late-onset Pompe disease. Pombiliti® + Opfolda® were approved by the EC in June 2023, the MHRA in August 2023, and the FDA in September 2023. Additional regulatory submissions and reimbursement processes with global health authorities are currently underway.
Pombiliti® + Opfolda® consists of a uniquely engineered rhGAA enzyme, cipaglucosidase alfa-atga, with an optimized carbohydrate structure to enhance lysosomal uptake, administered in combination with miglustat that functions as an enzyme stabilizer. Miglustat binds to and stabilizes cipaglucosidase alfa-atga reducing inactivation of rhGAA in circulation to improve the uptake of active enzyme into key disease relevant tissues. Miglustat is not an active ingredient that contributes directly to glycogen reduction.
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
Strategic Alliances and Arrangements
We will continue to evaluate business development opportunities as appropriate to build stockholder value and provide us with access to the financial, technical, clinical, and commercial resources and intellectual property necessary to develop and market technologies or products with a focus on rare and orphan diseases. We are exploring potential collaborations, alliances, and various other business development opportunities on a regular basis. These opportunities may include business combinations, partnerships, the strategic out-licensing of certain assets, or the acquisition of preclinical-stage, clinical-stage, or marketed products or novel technologies consistent with our strategic plan to develop and provide therapies to patients living with rare and orphan diseases.

Consolidated Results of Operations
Three Months Ended March 31, 2024 compared to March 31, 2023
The following table provides selected financial information for the Company:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Net product sales	$110,403	$86,270	$24,133
Cost of goods sold	13,567	6,942	6,625
Cost of goods sold as a percentage of net product sales	12.3%	8.0%	4.3%
Operating expenses:
Research and development	28,329	41,499	(13,170)
Selling, general, and administrative	88,029	73,957	14,072
Changes in fair value of contingent consideration payable	—	251	(251)
Restructuring charges	6,045	—	6,045
Depreciation and amortization	2,154	1,257	897
Other expense:
Interest income	1,540	2,199	(659)
Interest expense	(12,436)	(11,844)	(592)
Other expense	(4,966)	(5,938)	972
Income tax (expense) benefit	(4,836)	287	(5,123)
Net loss attributable to common stockholders	$(48,419)	$(52,932)	$4,513
Net Product Sales. Net product sales increased $24.1 million during the three months ended March 31, 2024 compared to the same period in the prior year. The increase was primarily due to both the continued growth of Galafold® in the U.S. and Europe as well as the launch of Pombiliti® + Opfolda® in Europe and the U.S.
Cost of goods sold. Cost of goods sold includes manufacturing costs as well as royalties associated with net product sales. Cost of goods sold as a percentage of net product sales increased 4.3% primarily due to inventory write-offs associated with validation efforts in the current period.
Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Three Months Ended March 31,
Projects	2024	2023
Third party direct project expenses
Galafold® (Fabry Disease)	$1,815	$2,644
Pombiliti® + Opfolda® (Pompe Disease)	11,320	15,776
Pre-clinical and other programs	617	600
Total third-party direct project expenses	13,752	19,020
Other project costs
Personnel costs	11,905	18,252
Other costs	2,672	4,227
Total other project costs	14,577	22,479
Total research and development costs	$28,329	$41,499
The $13.2 million decrease in research and development costs was primarily driven by our Pombiliti® + Opfolda® commercial launch, decreasing both clinical spend and the number of employees supporting research and development efforts.

Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $14.1 million, primarily driven by personnel costs resulting from an increase in the number of employees to support our commercial launch activities, post-approval costs not otherwise included in research and development expenses, and third-party professional fees.
Restructuring Charges. In the first quarter of 2024, restructuring charges were primarily related to an initiative to reduce operating costs by abandoning a lease that we no longer believe is useful in our operations.
Income Tax Expense. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the distributions of pre-tax earnings among the many jurisdictions in which we operate.
Liquidity and Capital Resources
As a result of our significant research and development expenditures, as well as expenditures to build a commercial organization to support the launch of Galafold® and Pombiliti® + Opfolda®, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have historically funded our operations through stock offerings, product revenues, debt issuance, collaborations, and other financing arrangements.
Sources of Liquidity
In November 2022, we entered into a Sales Agreement with The Goldman Sachs & Co. LLC to create an at-the-market equity program ("ATM program"), pursuant to which we may offer to sell shares of our common stock having an aggregate offering gross proceeds of up to $250.0 million. As of March 31, 2024, an aggregate of $184.4 million worth of shares remain available to be issued and sold under the ATM program.
Cash Flow Discussion
As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $239.6 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the three months ended March 31, 2024 was $29.7 million. The components of net cash used in operations included the net loss for the three months ended March 31, 2024 of $48.4 million and a net decrease in changes in operating assets and liabilities of $22.3 million offset by $30.8 million of stock compensation and $10.2 million of other non-cash adjustments, . The changes in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $24.5 million associated with payments for Pombiliti® + Opfolda® launch activities and personnel costs.
Net cash used in operations for the three months ended March 31, 2023 was $18.1 million. The components of net cash used in operations included the net loss for the three months ended March 31, 2023 of $52.9 million offset by $34.9 million of stock compensation, $3.1 million of other non-cash adjustments, and a net increase in changes in operating assets and liabilities of $3.2 million primarily due to an increase in inventory.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2024 was $7.5 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $38.9 million from the sale and redemption of marketable securities, partially offset by $29.6 million for the purchase of marketable securities and $1.8 million for capital expenditures.
Net cash provided by investing activities for the three months ended March 31, 2023 was $36.3 million. Our investing activities have consisted primarily of purchases, sales and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $54.9 million from the sale and redemption of marketable securities, partially offset by $16.7 million for the purchase of marketable securities and $1.9 million for capital expenditures.
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 was $13.3 million. Net cash used in financing activities primarily reflects the withholding taxes paid on vested restricted stock units of $16.7 million, partially offset by proceeds from the exercise of stock options of $3.5 million.
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
•the cost of manufacturing drug supply for our commercial, clinical and preclinical studies, including the cost of manufacturing Pombiliti® (also referred to as "ATB200" or "cipaglucosidase alfa");
•the future results of preclinical research and subsequent clinical trials for pipeline candidates we may identify from time to time, including our ability to obtain regulatory approvals and commercialize such therapies;
•the costs, timing, and outcome of regulatory review of our product candidates;
•any changes in regulatory standards relating to the review of our product candidates;
•any changes in laws, rules or regulations affecting our ability to manufacture, transport, test, develop, or commercialize our products, including Galafold®, Pombiliti® + Opfolda®, or our product candidates;
•the costs of commercialization activities, including product marketing, sales, and distribution;
•the emergence of competing technologies and other adverse market developments;
•the estimates regarding the potential market opportunity for our products and product candidates;
•our ability to successfully commercialize Galafold® (also referred to as "migalastat HCl");
•our ability to successfully commercialize Pombiliti® + Opfolda® (together, also referred to as "AT-GAA") in the E.U., U.K., and U.S., and elsewhere, if regulatory applications are approved;
•our ability to manufacture or supply sufficient clinical or commercial products, including Galafold® and Pombiliti® + Opfolda®;
•our ability to obtain reimbursement for Galafold® and Pombiliti® + Opfolda®;
•our ability to satisfy post-marketing commitments or requirements for continued regulatory approval of Galafold® and Pombiliti® + Opfolda®;
•our ability to obtain market acceptance of Galafold® and Pombiliti® + Opfolda® or any other product developed or acquired that has received regulatory approval;
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
Critical Accounting Policies and Significant Judgments
The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments and make changes when necessary. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There were no significant changes during the three months ended March 31, 2024 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. As of March 31, 2024, there have been no material changes to our market risks or to our management of such risks since December 31, 2023.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 through January 31, 2024	852,344	$13.60	—	—
February 1, 2024 through February 29, 2024	125,353	$13.76	—	—
March 1, 2024 through March 31, 2024	229,947	$12.00	—	—
Total	1,207,644	$13.31	—	—
______________________________
(1) Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock units
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
For the quarterly period covered by this report, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) has adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

AMICUS THERAPEUTICS, INC.

Date:	May 9, 2024	By:	/s/ Bradley L. Campbell
Bradley L. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Simon Harford
Simon Harford
Chief Financial Officer
(Principal Financial Officer)