Form 10-Q
period 2024-06-30
AMICUS THERAPEUTICS, INC.
filed 2024-08-08
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of July 26, 2024 was 296,590,931 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended June 30, 2024

i

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$209,335	$246,994
Investments in marketable securities	50,727	39,206
Accounts receivable	85,174	87,632
Inventories	81,320	59,696
Prepaid expenses and other current assets	35,145	49,533
Total current assets	461,701	483,061
Operating lease right-of-use assets, net	22,611	26,312
Property and equipment, less accumulated depreciation of $27,844 and $25,429 at June 30, 2024 and December 31, 2023, respectively	31,161	31,667
Intangible assets, less accumulated amortization of $4,147 and $2,510 at June 30, 2024 and December 31, 2023, respectively	18,853	20,490
Goodwill	197,797	197,797
Other non-current assets	17,361	18,553
Total Assets	$749,484	$777,880
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,057	$15,120
Accrued expenses and other current liabilities	127,897	144,245
Operating lease liabilities	8,112	8,324
Total current liabilities	168,066	167,689
Long-term debt	388,939	387,858
Operating lease liabilities	47,007	48,877
Other non-current liabilities	12,949	13,282
Total liabilities	616,961	617,706
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 296,428,877 and 293,594,209 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,923	2,918
Additional paid-in capital	2,868,925	2,836,018
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	8,991	5,429
Unrealized loss on available-for-sale securities	(197)	(188)
Warrants	71	71
Accumulated deficit	(2,748,190)	(2,684,074)
Total stockholders’ equity	132,523	160,174
Total Liabilities and Stockholders’ Equity	$749,484	$777,880

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net product sales	$126,669	$94,503	$237,072	$180,773
Cost of goods sold	11,261	9,114	24,828	16,056
Gross profit	115,408	85,389	212,244	164,717
Operating expenses:
Research and development	24,683	35,149	53,012	76,648
Selling, general, and administrative	73,576	65,423	161,605	139,380
Changes in fair value of contingent consideration payable	—	337	—	588
Restructuring charges	—	—	6,045	—
Loss on impairment of assets	—	1,134	—	1,134
Depreciation and amortization	2,182	2,206	4,336	3,463
Total operating expenses	100,441	104,249	224,998	221,213
Income (loss) from operations	14,967	(18,860)	(12,754)	(56,496)
Other expense:
Interest income	1,370	1,737	2,910	3,936
Interest expense	(12,512)	(12,492)	(24,948)	(24,336)
Other expense	(3,717)	(10,902)	(8,683)	(16,840)
Income (loss) before income tax	108	(40,517)	(43,475)	(93,736)
Income tax expense	(15,805)	(2,715)	(20,641)	(2,428)
Net loss attributable to common stockholders	$(15,697)	$(43,232)	$(64,116)	$(96,164)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.05)	$(0.15)	$(0.21)	$(0.33)
Weighted-average common shares outstanding — basic and diluted	303,773,922	292,797,002	303,336,787	292,071,201

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(15,697)	$(43,232)	$(64,116)	$(96,164)
Other comprehensive gain, net of tax:
Foreign currency translation adjustment gain	2,144	10,880	3,562	16,326
Unrealized gain (loss) on available-for-sale securities	6	24	(9)	(61)
Other comprehensive gain	2,150	10,904	3,553	16,265
Comprehensive loss	$(13,547)	$(32,328)	$(60,563)	$(79,899)

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended June 30, 2024

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	296,159,417	$2,922	$2,853,550	$71	$6,644	$(2,732,493)	$130,694
Stock options exercised, net	136,052	1	862	—	—	—	863
Vesting of restricted stock units, net of taxes	133,408	—	(1,684)	—	—	—	(1,684)
Stock-based compensation	—	—	16,197	—	—	—	16,197
Unrealized gain on available-for-sale securities	—	—	—	—	6	—	6
Foreign currency translation adjustment	—	—	—	—	2,144	—	2,144
Net loss	—	—	—	—	—	(15,697)	(15,697)
Balance at June 30, 2024	296,428,877	$2,923	$2,868,925	$71	$8,794	$(2,748,190)	$132,523

Six Months Ended June 30, 2024

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	293,594,209	$2,918	$2,836,018	$71	$5,241	$(2,684,074)	$160,174
Stock options exercised, net	580,549	5	4,312	—	—	—	4,317
Vesting of restricted stock units, net of taxes	2,254,119	—	(18,405)	—	—	—	(18,405)
Stock-based compensation	—	—	47,000	—	—	—	47,000
Unrealized loss on available-for-sale securities	—	—	—	—	(9)	—	(9)
Foreign currency translation adjustment	—	—	—	—	3,562	—	3,562
Net loss	—	—	—	—	—	(64,116)	(64,116)
Balance at June 30, 2024	296,428,877	$2,923	$2,868,925	$71	$8,794	$(2,748,190)	$132,523

Three Months Ended June 30, 2023

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	283,300,585	$2,820	$2,691,836	$83	$(6,744)	$(2,585,422)	$102,573
Stock options exercised, net	269,109	4	1,746	—	—	—	1,750
Vesting of restricted stock units, net of taxes	155,776	—	(1,202)	—	—	—	(1,202)
Stock-based compensation	—	—	16,577	—	—	—	16,577
Issuance of shares in connection with at-the-market offering, net of issuance costs	2,047,353	20	24,179	—	—	—	24,199
Warrants exercised	1,220,100	12	12	(12)	—	—	12
Unrealized gain on available-for-sale securities	—	—	—	—	24	—	24
Foreign currency translation adjustment	—	—	—	—	10,880	—	10,880
Net loss	—	—	—	—	—	(43,232)	(43,232)
Balance at June 30, 2023	286,992,923	$2,856	$2,733,148	$71	$4,160	$(2,628,654)	$111,581

Six Months Ended June 30, 2023

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	281,108,273	$2,815	$2,664,744	$83	$(12,105)	$(2,532,490)	$123,047
Stock options exercised, net	653,217	7	4,398	—	—	—	4,405
Vesting of restricted stock units, net of taxes	1,768,751		(14,008)	—	—	—	(14,008)
Stock-based compensation	—	—	51,471	—	—	—	51,471
Warrants exercised	1,220,100	12	12	(12)	—	—	12
Issuance of shares in connection with at-the-market offering, net of issuance costs	2,242,582	22	26,531	—	—	—	26,553
Unrealized loss on available-for-sale securities	—	—	—	—	(61)	—	(61)
Foreign currency translation adjustment	—	—	—	—	16,326	—	16,326
Net loss	—	—	—	—	—	(96,164)	(96,164)
Balance at June 30, 2023	286,992,923	$2,856	$2,733,148	$71	$4,160	$(2,628,654)	$111,581

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(64,116)	$(96,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	1,091	1,359
Depreciation and amortization	4,336	3,463
Stock-based compensation	47,000	51,471
Non-cash changes in the fair value of contingent consideration payable	—	588
Foreign currency remeasurement loss	9,391	23,904
Deferred taxes	—	(4,939)
Other	6,520	2,060
Changes in operating assets and liabilities:
Accounts receivable	(447)	2,705
Inventories	(26,901)	(27,483)
Prepaid expenses and other current assets	13,959	(12,263)
Accounts payable, accrued expenses, and other current liabilities	2,641	31,620
Other non-current assets and liabilities	(478)	(2,586)
Payment of contingent consideration	—	(7,937)
Net cash used in operating activities	$(7,004)	$(34,202)
Investing activities
Sale and redemption of marketable securities	62,335	126,848
Purchases of marketable securities	(73,866)	(36,448)
Capital expenditures	(2,909)	(4,144)
Net cash (used in) provided by investing activities	$(14,440)	$86,256
Financing activities
Payment of finance leases	(78)	(51)
Withholding taxes paid on vested restricted stock units	(18,405)	(14,008)
Proceeds from stock options exercised, net	4,317	4,405
Proceeds from warrants exercised, net	—	12
Proceeds from the issuance of shares in connection with at-the-market offering, net of issuance costs	—	26,553
Payment of contingent consideration	—	(1,063)
Net cash (used in) provided by financing activities	$(14,166)	$15,848
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(2,110)	$(6,684)
Net (decrease) increase in cash, cash equivalents, and restricted cash at the end of the period	(37,720)	61,218
Cash, cash equivalents, and restricted cash at the beginning of period	250,077	153,115
Cash, cash equivalents, and restricted cash at the end of period	$212,357	$214,333
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$23,790	$23,155
Cash paid for taxes	$1,126	$5,978
Tenant improvements paid through lease incentives	$120	$—
Capital expenditures unpaid at the end of period	$90	$297

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
Pombiliti® + Opfolda® (also referred to as "cipaglucosidase alfa-atga/miglustat"), is approved in the U.S., the E.U., the U.K., and Switzerland. Multiple regulatory submissions and reimbursement processes with global health authorities are currently underway. Additionally, Pombiliti® + Opfolda® has been granted orphan drug designation in the U.S., E.U., U.K., Japan and several other countries.
The Company had an accumulated deficit of $2.7 billion as of June 30, 2024 and anticipates incurring losses through the fiscal year ending December 31, 2024. The Company has historically funded its operations through stock offerings, product revenues, debt issuances, collaborations, and other financing arrangements.
Based on its current operating model, which includes expected revenues, the Company believes the current cash position is sufficient to fund the Company's operations and ongoing research programs for at least the next 12 months. Potential business development opportunities, pipeline expansion, and investment in manufacturing capabilities could impact the Company's long-term capital requirements.
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
The Company's accounts receivable at June 30, 2024 have primarily arisen from Galafold® sales in Europe, the U.S., and Japan. The Company periodically assesses the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of June 30, 2024, the Company's allowance for doubtful accounts was $0.4 million.
Revenue Recognition
The Company has recorded revenue on sales where its products are available either on a commercial basis or through a reimbursed early access program. Product orders are generally received from distributors and pharmacies.
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

The following table summarizes the Company's net product sales disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Galafold®	$110,817	$94,331	$210,176	$180,443
Pombiliti® + Opfolda®	15,852	172	26,896	330
Total net product sales	$126,669	$94,503	$237,072	$180,773
The following table summarizes the Company's net product sales disaggregated by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
U.S.	$50,138	$37,128	$87,513	$65,959
Ex-U.S.	76,531	57,375	149,559	114,814
Total net product sales	$126,669	$94,503	$237,072	$180,773
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

3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of June 30, 2024, the Company held $209.3 million in cash and cash equivalents and $50.7 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive gain in the Consolidated Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in the Consolidated Statements of Operations as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss, the Company would recognize an allowance and the corresponding credit loss would be included in the Consolidated Statements of Operations.
The Company regularly invests excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds, both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated as, in accordance with Company policy, such securities are of high credit rating. Investments that have original maturities greater than three months but less than one year are classified as current.
Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of June 30, 2024
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$209,335	$—	$—	$209,335
Commercial paper	45,658	—	(1)	45,657
Treasury bill	4,916	2	—	4,918
U.S. government agency bonds	1	—	—	1
Money market	100	—	—	100
Certificates of deposit	51	—	—	51
	$260,061	$2	$(1)	$260,062
Included in cash and cash equivalents	$209,335	$—	$—	$209,335
Included in marketable securities	50,726	2	(1)	50,727
Total cash, cash equivalents, and marketable securities	$260,061	$2	$(1)	$260,062

	As of December 31, 2023
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$246,994	$—	$—	$246,994
Commercial paper	14,651	12	—	14,663
Treasury bill	12,944	2	—	12,946
U.S. government agency bonds	11,450	—	(4)	11,446
Money market	100	—	—	100
Certificate of deposit	51	—	—	51
	$286,190	$14	$(4)	$286,200
Included in cash and cash equivalents	$246,994	$—	$—	$246,994
Included in marketable securities	39,196	14	(4)	39,206
Total cash, cash equivalents, and marketable securities	$286,190	$14	$(4)	$286,200

For both the six months ended June 30, 2024 and June 30, 2023, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of June 30, 2024 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized as a component of other comprehensive gain. The fair value of these marketable securities in unrealized loss positions are $45.7 million and $11.4 million as of June 30, 2024 and December 31, 2023, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total shown in the Consolidated Statements of Cash Flows.

	As of June 30,
(in thousands)	2024	2023
Cash and cash equivalents	$209,335	$211,307
Restricted cash	3,022	3,026
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$212,357	$214,333
4. Inventories
The following table summarizes the components of the Company’s inventories for each of the periods indicated:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$44,909	$30,230
Work-in-process	29,397	22,597
Finished goods	7,014	6,869
Total inventories	$81,320	$59,696
The Company's reserve for inventory was $3.1 million and $0.5 million as of June 30, 2024 and December 31, 2023, respectively.
5. Debt
The following table summarizes the Company's debt for each of the periods indicated:

(in thousands)	June 30, 2024	December 31, 2023
Senior Secured Term Loan due 2029:
Principal	$400,000	$400,000
Less: debt discount (1)	(8,794)	(9,652)
Less: deferred financing (1)	(2,267)	(2,490)
Net carrying value of long-term debt	$388,939	$387,858
______________________________
(1) Included in the Company's Consolidated Balance Sheets within long-term debt and amortized to interest expense over the remaining life of the Senior Secured Term Loan due 2029 using the effective interest rate method.

Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$11,941	$11,789	$23,915	$23,019
Amortization of debt discount	$436	$395	$858	$776
Amortization of deferred financing	$124	$297	$233	$583
6. Restructuring
In the first quarter of 2024, restructuring charges were primarily related to an initiative to reduce operating costs by abandoning one of the Company's leases that it no longer believes is necessary to conduct its operations. There were no restructuring charges in the second quarter of 2024.
The associated liabilities are recorded in accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. Total charges incurred are summarized as follows:

(in thousands)	Other Facility and Non-Lease Costs	Accelerated Depreciation	Total
Balance as of December 31, 2023	$—	$—	$—
Restructuring Charges	3,201	2,844	6,045
Non-cash items	—	(2,844)	(2,844)
Cash settled	(939)	—	(939)
Balance as of June 30, 2024	$2,262	$—	$2,262
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
Stock Option Grants
The fair value of the stock options granted were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected stock price volatility	56.6%	59.2%	57.2%	59.3%
Risk free interest rate	4.3%	3.8%	4.0%	3.9%
Expected life of options (years)	5.6	5.5	5.6	5.5
Expected annual dividend per share	$—	$—	$—	$—
 A summary of the Company's stock options for the six months ended June 30, 2024 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2023	23,002	$11.69
Granted	4,521	$13.79
Exercised	(576)	$7.50
Forfeited	(305)	$12.61
Expired	(106)	$15.44
Options outstanding, June 30, 2024	26,536	$12.11	6.3	$8.6
Vested and non-vested expected to vest, June 30, 2024	24,787	$12.07	6.1	$8.5
Exercisable at June 30, 2024	16,639	$11.67	4.9	$8.3
As of June 30, 2024, the total unrecognized compensation cost related to non-vested stock options granted was $49.7 million and is expected to be recognized over a weighted average period of three years.
Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2023	10,033	$13.37
Granted	3,430	$15.07
Vested	(3,503)	$13.36
Forfeited	(415)	$14.57
Non-vested units as of June 30, 2024	9,545	$13.90	2.4	$94.7
As of June 30, 2024, there was $70.0 million of total unrecognized compensation cost related to non-vested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Company's Consolidated Statements of Operations related to the equity awards:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development expense	$3,061	$4,117	$7,932	$12,607
Selling, general, and administrative expense	13,136	12,460	39,068	38,864
Total equity compensation expense	$16,197	$16,577	$47,000	$51,471

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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of June 30, 2024 are identified in the following tables:

(in thousands)	Level 1	Level 2	Total
Assets:
Commercial paper	$—	$45,657	$45,657
Treasury bill	—	4,918	4,918
U.S. government agency bonds	—	1	1
Money market	7,441	—	7,441
	$7,441	$50,576	$58,017

(in thousands)	Level 1	Level 2	Total
Liabilities:
Deferred compensation plan liability	$7,341	$—	$7,341
	$7,341	$—	$7,341
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

Deferred compensation plan liability is recorded as a component of other non-current liabilities on the Company's Consolidated Balance Sheets. The Company did not have any Level 3 assets or liabilities as of June 30, 2024 or December 31, 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(15,697)	$(43,232)	$(64,116)	$(96,164)
Denominator:
Weighted average common shares outstanding — basic and diluted	303,773,922	292,797,002	303,336,787	292,071,201
Dilutive common stock equivalents would include the dilutive effect of outstanding common stock options and non-vested RSUs. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods because of their anti-dilutive effect. Weighted average common shares outstanding includes outstanding pre-funded warrants with an exercise price of $0.01.
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of June 30,
(in thousands)	2024	2023
Options to purchase common stock	26,536	23,408
Non-vested restricted stock units	9,545	10,365
Total number of potentially issuable shares	36,081	33,773

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
Pombiliti® + Opfolda® (also referred to as "cipaglucosidase alfa-atga/miglustat") is approved in the U.S., the E.U., the U.K., and Switzerland. Multiple regulatory submissions and reimbursement processes with global health authorities are currently underway. Additionally, Pombiliti® + Opfolda® has been granted orphan drug designation in the U.S., E.U., U.K., Japan and several other countries.
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
Highlights of our progress include:
•Commercial success in Fabry disease. For the six months ended June 30, 2024, Galafold® revenue was $210.2 million of consolidated revenue, which represented an increase of $29.7 million compared the same period in the prior year. We continue to see strong commercial momentum and expansion into additional geographies.
•Commercial and regulatory success in Pompe disease. For the six months ended June 30, 2024, Pombiliti® + Opfolda® revenue was $26.9 million of consolidated revenue. Pombiliti® + Opfolda® was approved by the European Commission ("EC") in June 2023, the Medicines and Healthcare products Regulatory Agency ("MHRA)" of the United Kingdom in August 2023, the U.S. Food and Drug Administration ("FDA") in September 2023, and the Swissmedic of Switzerland in July 2024.
•Pipeline advancement and growth. We are leveraging our global capabilities to develop and broaden our franchises in Fabry and Pompe disease, with focused discovery work on next generation therapies and novel technologies.
•Financial strength. Total cash, cash equivalents, and marketable securities as of June 30, 2024 was $260.1 million.

 Our Commercial Products and Product Candidates
Galafold® (migalastat HCl) for Fabry Disease
Our oral precision medicine, Galafold®, was granted accelerated approval by the FDA in August 2018 for the treatment of adults with a confirmed diagnosis of Fabry disease and an amenable galactosidase alpha gene ("GLA") variant based on in vitro assay data. Galafold® was approved in the E.U. and U.K. in May 2016 as a first-line therapy for long-term treatment of adults and adolescents, aged 16 years and older, with a confirmed diagnosis of Fabry disease and who have an amenable variant. Marketing authorization approvals as well as approvals for adolescents aged 12 years and older weighing 45 kg or more have been granted in over 40 countries around the world. We plan to continue to launch Galafold® in additional countries, including for adolescents aged 12 years and older, upon receipt of marketing authorization.
As an orally administered monotherapy, Galafold® is designed to bind to and stabilize an endogenous alpha-galactosidase A ("alpha-Gal A") enzyme in those patients with genetic variants identified as amenable in a Good Laboratory Practice ("GLP") cell-based amenability assay.
Pombiliti® (cipaglucosidase alfa-atga) + Opfolda® (miglustat) for Pompe Disease
We have leveraged our biologics capabilities to develop Pombiliti® + Opfolda®, a novel treatment paradigm for late-onset Pompe disease. Pombiliti® + Opfolda® was approved by the EC in June 2023, the MHRA in August 2023, the FDA in September 2023, and the Swissmedic in July 2024. Additional regulatory submissions and reimbursement processes with global health authorities are currently underway.
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
Next Generation Therapies
We are committed to continued innovation for all people living with Fabry or Pompe disease. As part of our long-term commitment, we are also continuing discovery for next-generation genetic medicines for Fabry and Pompe disease.
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

Consolidated Results of Operations
Three Months Ended June 30, 2024 compared to June 30, 2023
The following table provides selected financial information for the Company:

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Net product sales	$126,669	$94,503	$32,166
Cost of goods sold	11,261	9,114	2,147
Cost of goods sold as a percentage of net product sales	8.9%	9.6%	(0.7)%
Operating expenses:
Research and development	24,683	35,149	(10,466)
Selling, general, and administrative	73,576	65,423	8,153
Changes in fair value of contingent consideration payable	—	337	(337)
Loss on impairment of assets	—	1,134	(1,134)
Depreciation and amortization	2,182	2,206	(24)
Other expense:
Interest income	1,370	1,737	(367)
Interest expense	(12,512)	(12,492)	(20)
Other expense	(3,717)	(10,902)	7,185
Income tax expense	(15,805)	(2,715)	(13,090)
Net loss attributable to common stockholders	$(15,697)	$(43,232)	$27,535
Net Product Sales. Net product sales increased $32.2 million during the three months ended June 30, 2024 compared to the same period in the prior year. The increase was primarily due to both the continued growth of Galafold® in Europe and the U.S. as well as the launch of Pombiliti® + Opfolda® in Europe and the U.S., partially offset by the $1.5 million unfavorable impact of foreign currency exchange.
Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Three Months Ended June 30,
Projects	2024	2023
Third party direct project expenses
Galafold® (Fabry Disease)	$2,225	$3,822
Pombiliti® + Opfolda® (Pompe Disease)	9,093	13,117
Pre-clinical and other programs	832	865
Total third-party direct project expenses	12,150	17,804
Other project costs
Personnel costs	9,675	13,662
Other costs	2,858	3,683
Total other project costs	12,533	17,345
Total research and development costs	$24,683	$35,149
The $10.5 million decrease in research and development costs was primarily driven by our Pombiliti® + Opfolda® commercial launch, decreasing both clinical spend and the number of employees supporting research and development efforts.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $8.2 million, primarily driven by personnel costs resulting from an increase in the number of employees to support our commercial launch activities and external costs required to support the manufacture and sale of our commercial products.

Other Expense. The $7.2 million variance was primarily related to movement in foreign exchange rates caused by remeasurement of foreign-denominated balances.
Income Tax Expense. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the mix of pre-tax earnings among the many jurisdictions in which we operate and differences in the timing of the recognition of such earnings under the relevant accounting standards and tax rules.
Consolidated Results of Operations
Six Months Ended June 30, 2024 compared to June 30, 2023
The following table provides selected financial information for the Company:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Net product sales	$237,072	$180,773	$56,299
Cost of goods sold	24,828	16,056	8,772
Cost of goods sold as a percentage of net product sales	10.5%	8.9%	1.6%
Operating expenses:
Research and development	53,012	76,648	(23,636)
Selling, general, and administrative	161,605	139,380	22,225
Changes in fair value of contingent consideration payable	—	588	(588)
Restructuring charges	6,045	—	6,045
Loss on impairment of assets	—	1,134	(1,134)
Depreciation and amortization	4,336	3,463	873
Other expense:
Interest income	2,910	3,936	(1,026)
Interest expense	(24,948)	(24,336)	(612)
Other expense	(8,683)	(16,840)	8,157
Income tax expense	(20,641)	(2,428)	(18,213)
Net loss attributable to common stockholders	$(64,116)	$(96,164)	$32,048
Net Product Sales. Net product sales increased $56.3 million during the six months ended June 30, 2024 compared to the same period in the prior year. The increase was primarily due to both the continued growth of Galafold® in Europe and the U.S. as well as the launch of Pombiliti® + Opfolda® in Europe and the U.S., partially offset by the $1.6 million unfavorable impact of foreign currency exchange.

Cost of goods sold. Cost of goods sold includes manufacturing costs as well as royalties associated with net product sales. Cost of goods sold as a percentage of net product sales increased 1.6% primarily due to inventory write-offs associated with validation efforts in the current period.
Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Six Months Ended June 30,
Projects	2024	2023
Third party direct project expenses
Galafold® (Fabry Disease)	$4,040	$6,466
Pombiliti® + Opfolda® (Pompe Disease)	20,413	28,893
Pre-clinical and other programs	1,449	1,465
Total third-party direct project expenses	25,902	36,824
Other project costs
Personnel costs	21,580	31,914
Other costs	5,530	7,910
Total other project costs	27,110	39,824
Total research and development costs	$53,012	$76,648
The $23.6 million decrease in research and development costs was primarily driven by our Pombiliti® + Opfolda® commercial launch, decreasing both clinical spend and the number of employees supporting research and development efforts.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $22.2 million, primarily driven by personnel costs resulting from an increase in the number of employees to support our commercial launch activities, external costs required to support the manufacture and sale of our commercial products, and third-party professional fees.
Restructuring Charges. In the first quarter of 2024, restructuring charges were primarily related to an initiative to reduce operating costs by abandoning a lease that we no longer believe is useful in our operations. There were no restructuring charges in the second quarter of 2024.
Other Expense. The $8.2 million variance was primarily related to movement in foreign exchange rates caused by remeasurement of foreign-denominated balances.
Income Tax Expense. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the mix of pre-tax earnings among the many jurisdictions in which we operate and differences in the timing of the recognition of such earnings under the relevant accounting standards and tax rules.
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
Sources of Liquidity
In November 2022, we entered into a Sales Agreement with The Goldman Sachs & Co. LLC to create an at-the-market equity program ("ATM program"), pursuant to which we may offer to sell shares of our common stock having an aggregate offering gross proceeds of up to $250.0 million. As of June 30, 2024, an aggregate of $184.4 million worth of shares remain available to be issued and sold under the ATM program.

Cash Flow Discussion
As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $260.1 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the six months ended June 30, 2024 was $7.0 million. The components of net cash used in operations included the net loss for the six months ended June 30, 2024 of $64.1 million and a net decrease in changes in operating assets and liabilities of $11.2 million offset by $47.0 million of stock compensation and $21.3 million of other non-cash adjustments. The changes in operating assets and liabilities were primarily due to an increase in inventory of $26.9 million to support our continued commercial growth, partially offset by a decrease in prepaid expenses and other current assets of $14.0 million.
Net cash used in operations for the six months ended June 30, 2023 was $34.2 million. The components of net cash used in operations included the net loss for the six months ended June 30, 2023 of $96.2 million offset by $51.5 million of stock compensation, $26.4 million of other non-cash adjustments, and a net increase in changes in operating assets and liabilities of $15.9 million. The changes in operating assets and liabilities were primarily due to an increase in inventory of $27.5 million and an increase in prepaid expenses and other current assets of $12.3 million, partially offset by an increase in accounts payable and accrued expenses of $31.6 million associated with Pombiliti® + Opfolda® launch activities and increases in sales rebates associated with increased commercial sales of Galafold®.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $14.4 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash used in investing activities reflects $73.9 million for the purchase of marketable securities and $2.9 million for capital expenditures, partially offset by $62.3 million from the sale and redemption of marketable securities.
Net cash provided by investing activities for the six months ended June 30, 2023 was $86.3 million. Our investing activities have consisted primarily of purchases, sales and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $126.8 million from the sale and redemption of marketable securities, partially offset by $36.4 million for the purchase of marketable securities and $4.1 million for capital expenditures.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 was $14.2 million. Net cash used in financing activities primarily reflects the withholding taxes paid on vested restricted stock units of $18.4 million, partially offset by proceeds from the exercise of stock options of $4.3 million.
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

We may seek additional funding through public or private financings of debt or equity. Based on our current operating model, which includes expected revenues, we believe that the current cash position is sufficient to fund our operations and ongoing research programs for at least the next 12 months. Potential impacts of business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our long-term capital requirements.
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
There were no significant changes during the six months ended June 30, 2024 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. As of June 30, 2024, there have been no material changes to our market risks or to our management of such risks since December 31, 2023.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 through April 30, 2024	13,103	$10.64	—	—
May 1, 2024 through May 31, 2024	16,030	$9.58	—	—
June 1, 2024 through June 30, 2024	6,575	$10.15	—	—
Total	35,708	$10.07	—	—
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

**10.1
First Amendment to the Supply and Manufacturing Services Agreement dated March 31, 2023 by and among the Company, WuXi Biologics (Hong Kong) Limited, WuXi Biologics Ireland Limited and WuXi Biologics Germany GmbH

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

AMICUS THERAPEUTICS, INC.

Date:	August 8, 2024	By:	/s/ Bradley L. Campbell
Bradley L. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Simon Harford
Simon Harford
Chief Financial Officer
(Principal Financial Officer)