Form 10-Q
period 2024-09-30
AMICUS THERAPEUTICS, INC.
filed 2024-11-06
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of October 25, 2024 was 298,805,773 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended September 30, 2024

i

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
•our ability to successfully commercialize Pombiliti® + Opfolda® (together, also referred to as "AT-GAA") in the E.U., U.K., U.S., Switzerland and elsewhere, if regulatory applications are approved;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$233,647	$246,994
Investments in marketable securities	16,110	39,206
Accounts receivable	98,073	87,632
Inventories	115,338	59,696
Prepaid expenses and other current assets	35,306	49,533
Total current assets	498,474	483,061
Operating lease right-of-use assets, net	23,144	26,312
Property and equipment, less accumulated depreciation of $29,324 and $25,429 at September 30, 2024 and December 31, 2023, respectively	30,438	31,667
Intangible assets, less accumulated amortization of $4,974 and $2,510 at September 30, 2024 and December 31, 2023, respectively	18,026	20,490
Goodwill	197,797	197,797
Other non-current assets	18,678	18,553
Total Assets	$786,557	$777,880
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,481	$15,120
Accrued expenses and other current liabilities	136,116	144,245
Operating lease liabilities	8,541	8,324
Total current liabilities	158,138	167,689
Long-term debt	389,494	387,858
Operating lease liabilities	46,623	48,877
Other non-current liabilities	13,477	13,282
Total liabilities	607,732	617,706
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 298,691,094 and 293,594,209 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,942	2,918
Additional paid-in capital	2,905,760	2,836,018
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	25,159	5,429
Unrealized loss on available-for-sale securities	(188)	(188)
Warrants	71	71
Accumulated deficit	(2,754,919)	(2,684,074)
Total stockholders’ equity	178,825	160,174
Total Liabilities and Stockholders’ Equity	$786,557	$777,880

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net product sales	$141,517	$103,501	$378,589	$284,274
Cost of goods sold	13,279	9,946	38,107	26,002
Gross profit	128,238	93,555	340,482	258,272
Operating expenses:
Research and development	26,160	40,704	79,172	117,352
Selling, general, and administrative	75,106	65,651	236,711	205,031
Changes in fair value of contingent consideration payable	—	1,995	—	2,583
Restructuring charges	3,143	—	9,188	—
Loss on impairment of assets	—	—	—	1,134
Depreciation and amortization	2,170	2,228	6,506	5,691
Total operating expenses	106,579	110,578	331,577	331,791
Income (loss) from operations	21,659	(17,023)	8,905	(73,519)
Other expense:
Interest income	1,081	1,471	3,991	5,407
Interest expense	(12,692)	(12,986)	(37,640)	(37,322)
Other (expense) income	(3,263)	3,833	(11,946)	(13,007)
Income (loss) before income tax	6,785	(24,705)	(36,690)	(118,441)
Income tax (expense) benefit	(13,514)	3,128	(34,155)	700
Net loss attributable to common stockholders	$(6,729)	$(21,577)	$(70,845)	$(117,741)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.02)	$(0.07)	$(0.23)	$(0.40)
Weighted-average common shares outstanding — basic and diluted	304,690,596	295,759,435	303,792,479	293,314,167

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(6,729)	$(21,577)	$(70,845)	$(117,741)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	16,168	(10,910)	19,730	5,416
Unrealized gain (loss) on available-for-sale securities	9	(18)	—	(79)
Other comprehensive income (loss)	16,177	(10,928)	19,730	5,337
Comprehensive income (loss)	$9,448	$(32,505)	$(51,115)	$(112,404)

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended September 30, 2024

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	296,428,877	$2,923	$2,868,925	$71	$8,794	$(2,748,190)	$132,523
Stock options exercised, net	215,653	2	1,803	—	—	—	1,805
Vesting of restricted stock units, net of taxes	354,273	—	(2,792)	—	—	—	(2,792)
Stock-based compensation	—	—	18,688	—	—	—	18,688
Issuance of shares in connection with at-the-market offering, net of issuance costs	1,692,291	17	19,136	—	—	—	19,153
Unrealized gain on available-for-sale securities	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	16,168	—	16,168
Net loss	—	—	—	—	—	(6,729)	(6,729)
Balance at September 30, 2024	298,691,094	$2,942	$2,905,760	$71	$24,971	$(2,754,919)	$178,825

Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	293,594,209	$2,918	$2,836,018	$71	$5,241	$(2,684,074)	$160,174
Stock options exercised, net	796,202	7	6,115	—	—	—	6,122
Vesting of restricted stock units, net of taxes	2,608,392	—	(21,197)	—	—	—	(21,197)
Stock-based compensation	—	—	65,688	—	—	—	65,688
Issuance of shares in connection with at-the-market offering, net of issuance costs	1,692,291	17	19,136	—	—	—	19,153
Foreign currency translation adjustment	—	—	—	—	19,730	—	19,730
Net loss	—	—	—	—	—	(70,845)	(70,845)
Balance at September 30, 2024	298,691,094	$2,942	$2,905,760	$71	$24,971	$(2,754,919)	$178,825

Three Months Ended September 30, 2023

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	286,992,923	$2,856	$2,733,148	$71	$4,160	$(2,628,654)	$111,581
Stock options exercised, net	372,467	4	3,438	—	—	—	3,442
Vesting of restricted stock units, net of taxes	299,297	—	(2,347)	—	—	—	(2,347)
Stock-based compensation	—	—	16,511	—	—	—	16,511
Issuance of shares in connection with at-the-market offering, net of issuance costs	3,002,354	30	36,525	—	—	—	36,555
Unrealized gain on available-for-sale securities	—	—	—	—	(18)	—	(18)
Foreign currency translation adjustment	—	—	—	—	(10,910)	—	(10,910)
Net loss	—	—	—	—	—	(21,577)	(21,577)
Balance at September 30, 2023	290,667,041	$2,890	$2,787,275	$71	$(6,768)	$(2,650,231)	$133,237

Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	281,108,273	$2,815	$2,664,744	$83	$(12,105)	$(2,532,490)	$123,047
Stock options exercised, net	1,025,684	11	7,836	—	—	—	7,847
Vesting of restricted stock units, net of taxes	2,068,048		(16,355)	—	—	—	(16,355)
Stock-based compensation	—	—	67,982	—	—	—	67,982
Warrants exercised	1,220,100	12	12	(12)	—	—	12
Issuance of shares in connection with at-the-market offering, net of issuance costs	5,244,936	52	63,056	—	—	—	63,108
Unrealized loss on available-for-sale securities	—	—	—	—	(79)	—	(79)
Foreign currency translation adjustment	—	—	—	—	5,416	—	5,416
Net loss	—	—	—	—	—	(117,741)	(117,741)
Balance at September 30, 2023	290,667,041	$2,890	$2,787,275	$71	$(6,768)	$(2,650,231)	$133,237

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(70,845)	$(117,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	1,665	2,080
Depreciation and amortization	6,506	5,691
Stock-based compensation	65,688	67,982
Non-cash changes in the fair value of contingent consideration payable	—	2,583
Foreign currency remeasurement loss	15,167	18,121
Deferred taxes	—	(4,939)
Other	7,048	2,360
Changes in operating assets and liabilities:
Accounts receivable	(9,090)	(8,614)
Inventories	(61,632)	(42,233)
Prepaid expenses and other current assets	28,216	(26,010)
Accounts payable, accrued expenses, and other current liabilities	(11,483)	41,101
Other non-current assets and liabilities	(1,215)	(4,993)
Payment of contingent consideration	—	(7,937)
Net cash used in operating activities	$(29,975)	$(72,549)
Investing activities
Sale and redemption of marketable securities	101,875	180,828
Purchases of marketable securities	(78,778)	(53,098)
Capital expenditures	(3,265)	(5,709)
Net cash provided by investing activities	$19,832	$122,021
Financing activities
Payment of finance leases	(54)	(82)
Withholding taxes paid on vested restricted stock units	(21,197)	(16,355)
Proceeds from stock options exercised, net	6,122	7,847
Proceeds from warrants exercised, net	—	12
Proceeds from the issuance of shares in connection with at-the-market offering, net of issuance costs	19,153	63,108
Payment of contingent consideration	—	(1,063)
Net cash provided by financing activities	$4,024	$53,467
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(7,138)	$10,218
Net (decrease) increase in cash, cash equivalents, and restricted cash at the end of the period	(13,257)	113,157
Cash, cash equivalents, and restricted cash at the beginning of period	250,077	153,115
Cash, cash equivalents, and restricted cash at the end of period	$236,820	$266,272
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$47,587	$35,448
Cash paid for taxes	$2,729	$6,473
Tenant improvements paid through lease incentives	$217	$—
Capital expenditures unpaid at the end of period	$168	$877

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
1. Description of Business
Amicus Therapeutics, Inc. (the "Company") is a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. The Company seeks to deliver the highest quality therapies that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. The Company's two marketed therapies are Galafold®, the first oral monotherapy for people living with Fabry disease who have amenable genetic variants, and Pombiliti® + Opfolda®, a novel two-component treatment designed to improve uptake of active enzyme into key disease relevant tissues for adults living with late-onset Pompe disease.
Galafold® (also referred to as "migalastat"), is approved in over 40 countries around the world, including the United States ("U.S."), European Union ("E.U."), United Kingdom ("U.K."), and Japan. Additionally, Galafold® has been granted orphan drug status in the U.S., E.U., U.K., Japan and several other countries.
Pombiliti® + Opfolda® (also referred to as "cipaglucosidase alfa-atga/miglustat"), is approved in the U.S., the E.U., the U.K., and Switzerland. Multiple regulatory submissions and reimbursement processes with global health authorities are currently underway. Additionally, Pombiliti® + Opfolda® has been granted orphan drug designation or status in the U.S., U.K., Switzerland, and Japan and data exclusivity in the E.U.
The Company had an accumulated deficit of $2.8 billion as of September 30, 2024 and anticipates incurring losses through the fiscal year ending December 31, 2024. The Company has historically funded its operations through stock offerings, product revenues, debt issuances, collaborations, and other financing arrangements.
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
Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are reported within other comprehensive income (loss) in the Company's Consolidated Statements of Comprehensive Income (Loss). Fair value is based on available market information including quoted market prices, broker or dealer quotations, or other observable inputs.
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
The Company's accounts receivable at September 30, 2024 have primarily arisen from Galafold® sales in Europe, the U.S., and Japan. The Company periodically assesses the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of September 30, 2024, the Company's allowance for doubtful accounts was $0.5 million.
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

The following table summarizes the Company's net product sales disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Galafold®	$120,381	$100,733	$330,557	$281,177
Pombiliti® + Opfolda®	21,136	2,768	48,032	3,097
Total net product sales	$141,517	$103,501	$378,589	$284,274
The following table summarizes the Company's net product sales disaggregated by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
U.S.	$56,192	$37,801	$143,705	$103,760
Ex-U.S.	85,325	65,700	234,884	180,514
Total net product sales	$141,517	$103,501	$378,589	$284,274
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The standard is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact this standard will have on its consolidated financial statements.
3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of September 30, 2024, the Company held $233.6 million in cash and cash equivalents and $16.1 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in the Consolidated Statements of Operations as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss, the Company would recognize an allowance and the corresponding credit loss would be included in the Consolidated Statements of Operations.
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

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of September 30, 2024
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$233,647	$—	$—	$233,647
Commercial paper	5,991	—	—	5,991
Treasury bill	9,958	10	—	9,968
U.S. government agency bonds	—	—	—	—
Money market	100	—	—	100
Certificates of deposit	51	—	—	51
	$249,747	$10	$—	$249,757
Included in cash and cash equivalents	$233,647	$—	$—	$233,647
Included in marketable securities	16,100	10	—	16,110
Total cash, cash equivalents, and marketable securities	$249,747	$10	$—	$249,757

	As of December 31, 2023
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$246,994	$—	$—	$246,994
Commercial paper	14,651	12	—	14,663
Treasury bill	12,944	2	—	12,946
U.S. government agency bonds	11,450	—	(4)	11,446
Money market	100	—	—	100
Certificate of deposit	51	—	—	51
	$286,190	$14	$(4)	$286,200
Included in cash and cash equivalents	$246,994	$—	$—	$246,994
Included in marketable securities	39,196	14	(4)	39,206
Total cash, cash equivalents, and marketable securities	$286,190	$14	$(4)	$286,200
For both the nine months ended September 30, 2024 and September 30, 2023, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
There were no unrealized loss positions as of September 30, 2024. Unrealized loss positions in the marketable securities as of December 31, 2023 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized as a component of other comprehensive income (loss). The fair value of these marketable securities in unrealized loss positions are $0.0 million and $11.4 million as of September 30, 2024 and December 31, 2023, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total shown in the Consolidated Statements of Cash Flows.

	As of September 30,
(in thousands)	2024	2023
Cash and cash equivalents	$233,647	$263,320
Restricted cash	3,173	2,952
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$236,820	$266,272

4. Inventories
The following table summarizes the components of the Company’s inventories for each of the periods indicated:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$76,203	$30,230
Work-in-process	31,485	22,597
Finished goods	7,650	6,869
Total inventories	$115,338	$59,696
The Company's reserve for inventory was $3.5 million and $0.5 million as of September 30, 2024 and December 31, 2023, respectively.
5. Debt
The following table summarizes the Company's debt for each of the periods indicated:

(in thousands)	September 30, 2024	December 31, 2023
Senior Secured Term Loan due 2029:
Principal	$400,000	$400,000
Less: debt discount (1)	(8,339)	(9,652)
Less: deferred financing (1)	(2,167)	(2,490)
Net carrying value of long-term debt	$389,494	$387,858
______________________________
(1) Included in the Company's Consolidated Balance Sheets within long-term debt and amortized to interest expense over the remaining life of the Senior Secured Term Loan due 2029 using the effective interest rate method.
Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$12,106	$12,270	$36,021	$35,289
Amortization of debt discount	$455	$411	$1,313	$1,187
Amortization of deferred financing	$119	$310	$352	$893
6. Restructuring
The restructuring liabilities are recorded in accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. Total charges incurred are summarized as follows:

(in thousands)	Facility and Non-Lease Costs	Other Costs	Total
Balance as of December 31, 2023	$—	$—	$—
Restructuring charges	6,045	3,143	9,188
Non-cash items	(2,844)	—	(2,844)
Cash settled	(981)	(2,136)	(3,117)
Balance as of September 30, 2024	$2,220	$1,007	$3,227
7. Stockholders' Equity

During the three and nine months ended September 30, 2024, the Company issued and sold an aggregate of 1,692,291 shares through its at-the-market equity program ("ATM program") at weighted-average public offering price of $11.70 per share, resulting in net proceeds of $19.2 million. As of September 30, 2024, an aggregate of $164.7 million worth of shares remain available to be issued and sold under the ATM program.
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
Stock Option Grants
The fair value of the stock options granted were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected stock price volatility	55.5%	58.4%	57.1%	59.2%
Risk free interest rate	3.9%	4.3%	4.0%	3.9%
Expected life of options (years)	5.6	5.5	5.6	5.5
Expected annual dividend per share	$—	$—	$—	$—
 A summary of the Company's stock options for the nine months ended September 30, 2024 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2023	23,002	$11.69
Granted	4,693	$13.69
Exercised	(791)	$7.74
Forfeited	(548)	$12.74
Expired	(217)	$14.58
Options outstanding, September 30, 2024	26,139	$12.12	6.0	$13.6
Vested and non-vested expected to vest, September 30, 2024	24,610	$12.09	5.9	$13.5
Exercisable at September 30, 2024	17,092	$11.75	4.7	$13.0
As of September 30, 2024, the total unrecognized compensation cost related to non-vested stock options granted was $43.4 million and is expected to be recognized over a weighted average period of three years.

Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2023	10,033	$13.37
Granted	3,893	$14.63
Vested	(3,860)	$13.17
Forfeited	(613)	$14.28
Non-vested units as of September 30, 2024	9,453	$13.82	2.2	$101.0
As of September 30, 2024, there was $62.8 million of total unrecognized compensation cost related to non-vested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Company's Consolidated Statements of Operations related to the equity awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development expense	$4,397	$4,380	$12,329	$16,987
Selling, general, and administrative expense	14,291	12,131	53,359	50,995
Total equity compensation expense	$18,688	$16,511	$65,688	$67,982

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

A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of September 30, 2024 are identified in the following tables:

(in thousands)	Level 1	Level 2	Total
Assets:
Commercial paper	$—	$5,991	$5,991
Treasury bill	—	9,968	9,968
Money market	7,922	—	7,922
	$7,922	$15,959	$23,881

(in thousands)	Level 1	Level 2	Total
Liabilities:
Deferred compensation plan liability	$7,822	$—	$7,822
	$7,822	$—	$7,822
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
Deferred compensation plan liability is recorded as a component of other non-current liabilities on the Company's Consolidated Balance Sheets. The Company did not have any Level 3 assets or liabilities as of September 30, 2024 or December 31, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(6,729)	$(21,577)	$(70,845)	$(117,741)
Denominator:
Weighted average common shares outstanding — basic and diluted	304,690,596	295,759,435	303,792,479	293,314,167
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of September 30,
(in thousands)	2024	2023
Options to purchase common stock	26,139	23,256
Non-vested restricted stock units	9,453	10,331
Total number of potentially issuable shares	35,592	33,587

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
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We seek to deliver the highest quality therapies that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. Our two marketed therapies are Galafold®, the first oral monotherapy for people living with Fabry disease who have amenable genetic variants, and Pombiliti® + Opfolda®, a novel two-component treatment designed to improve uptake of active enzyme into key disease relevant tissues for adults living with late-onset Pompe disease.
Galafold® (also referred to as "migalastat") is approved in over 40 countries around the world, including the United States ("U.S."), European Union ("E.U."), United Kingdom ("U.K."), and Japan. Additionally, Galafold® has been granted orphan drug status in the U.S., E.U., U.K., Japan and several other countries.
Pombiliti® + Opfolda® (also referred to as "cipaglucosidase alfa-atga/miglustat") is approved in the U.S., the E.U., the U.K., and Switzerland. Multiple regulatory submissions and reimbursement processes with global health authorities are currently underway. Additionally, Pombiliti® + Opfolda® has been granted orphan drug designation or status in the U.S., U.K., Switzerland and Japan and data exclusivity in the E.U.
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
Highlights of our progress include:
•Commercial success in Fabry disease. For the nine months ended September 30, 2024, Galafold® revenue was $330.6 million of consolidated revenue, which represented an increase of $49.4 million compared the same period in the prior year. We continue to see strong commercial momentum and expansion into additional geographies.
•Commercial and regulatory success in Pompe disease. For the nine months ended September 30, 2024, Pombiliti® + Opfolda® revenue was $48.0 million of consolidated revenue. Pombiliti® + Opfolda® was approved by the European Commission ("EC") in June 2023, the Medicines and Healthcare products Regulatory Agency ("MHRA)" of the United Kingdom in August 2023, the U.S. Food and Drug Administration ("FDA") in September 2023, and the Swissmedic of Switzerland in July 2024.
•Pipeline advancement and growth. We are leveraging our global capabilities to develop and broaden our franchises in Fabry and Pompe disease, with focused discovery work on next generation therapies and novel technologies.
•Financial strength. Total cash, cash equivalents, and marketable securities as of September 30, 2024 was $249.8 million.

 Our Commercial Products and Product Candidates
Galafold® (migalastat HCl) for Fabry Disease
Our oral precision medicine, Galafold®, was granted accelerated approval by the FDA in August 2018 for the treatment of adults with a confirmed diagnosis of Fabry disease and an amenable galactosidase alpha gene ("GLA") variant based on in vitro assay data. Galafold® was approved in the E.U. and U.K. in May 2016 as a first-line therapy for long-term treatment of adults and adolescents, aged 16 years and older, with a confirmed diagnosis of Fabry disease and who have an amenable variant. Marketing authorization approvals as well as approvals for adolescents aged 12 years and older weighing 45 kg or more have been granted in over 40 countries around the world. We plan to continue to launch Galafold® in additional countries upon receipt of marketing authorization.
As an orally administered monotherapy, Galafold® is designed to bind to and stabilize an endogenous alpha-galactosidase A ("alpha-Gal A") enzyme in those patients with genetic variants identified as amenable in a Good Laboratory Practice ("GLP") cell-based amenability assay.
Pombiliti® (cipaglucosidase alfa-atga) + Opfolda® (miglustat) for Pompe Disease
We have leveraged our biologics capabilities to develop Pombiliti® + Opfolda®, a novel treatment paradigm for Pompe disease. Pombiliti® + Opfolda® was approved by the EC in June 2023, the MHRA in August 2023, the FDA in September 2023, and the Swissmedic in July 2024 for adult late-onset Pompe disease ("LOPD") patients. Additional regulatory submissions and reimbursement processes with global health authorities are currently underway.
Pombiliti® + Opfolda® consists of a uniquely engineered rhGAA enzyme, cipaglucosidase alfa-atga, with an optimized carbohydrate structure to enhance cellular uptake, administered intravenously in combination with orally administered miglustat. Miglustat binds to and stabilizes the cipaglucosidase alfa-atga in circulation reducing inactivation of rhGAA to improve the uptake of active enzyme into key disease relevant tissues. Miglustat is not an active ingredient that contributes directly to glycogen reduction.
In addition, clinical studies are ongoing in pediatric patients for both the LOPD and infantile-onset Pompe disease ("IOPD") populations.
Next Generation Therapies
We are committed to continued innovation for all people living with Fabry or Pompe disease. As part of our long-term commitment, we are continuing discovery efforts for next-generation genetic medicines for Fabry and Pompe disease.
Strategic Alliances and Arrangements
We will continue to evaluate business development opportunities to build stockholder value and provide us with access to the financial, technical, clinical, commercial resources, and intellectual property necessary to develop and market technologies or products in rare and orphan diseases. We are exploring potential collaborations, alliances, and various other business development opportunities on a regular basis. These opportunities may include business combinations, partnerships, the strategic out-licensing of certain assets, or the acquisition of preclinical-stage, clinical-stage, or marketed products or novel technologies consistent with our corporate strategy to develop and provide therapies to patients living with rare and orphan diseases.

Consolidated Results of Operations
Three Months Ended September 30, 2024 compared to September 30, 2023
The following table provides selected financial information for the Company:

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Net product sales	$141,517	$103,501	$38,016
Cost of goods sold	13,279	9,946	3,333
Cost of goods sold as a percentage of net product sales	9.4%	9.6%	(0.2)%
Operating expenses:
Research and development	26,160	40,704	(14,544)
Selling, general, and administrative	75,106	65,651	9,455
Changes in fair value of contingent consideration payable	—	1,995	(1,995)
Restructuring charges	3,143	—	3,143
Depreciation and amortization	2,170	2,228	(58)
Other expense:
Interest income	1,081	1,471	(390)
Interest expense	(12,692)	(12,986)	294
Other (expense) income	(3,263)	3,833	(7,096)
Income tax (expense) benefit	(13,514)	3,128	(16,642)
Net loss attributable to common stockholders	$(6,729)	$(21,577)	$14,848
Net Product Sales. Net product sales increased $38.0 million during the three months ended September 30, 2024 compared to the same period in the prior year. The increase was primarily due to both the continued growth of Galafold® in Europe and the U.S. as well as the launch of Pombiliti® + Opfolda® in Europe and the U.S., and a $0.8 million favorable impact of foreign currency exchange.
Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Three Months Ended September 30,
Projects	2024	2023
Third party direct project expenses
Galafold® (Fabry Disease)	$2,380	$4,505
Pombiliti® + Opfolda® (Pompe Disease)	10,590	15,233
Pre-clinical and other programs	646	1,753
Total third-party direct project expenses	13,616	21,491
Other project costs
Personnel costs	9,707	15,194
Other costs	2,837	4,019
Total other project costs	12,544	19,213
Total research and development costs	$26,160	$40,704
The $14.5 million decrease in research and development costs was primarily driven by our Pombiliti® + Opfolda® commercial launch, decreasing both clinical spend and the number of employees supporting research and development efforts.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $9.5 million, primarily driven by personnel costs resulting from an increase in the number of employees to support our commercial launch activities and third party professional fees.

Other (Expense) Income. The decrease of $7.1 million was primarily related to movement in foreign exchange rates caused by remeasurement of foreign-denominated balances.
Income Tax Expense. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the mix of pre-tax earnings among the many jurisdictions in which we operate and differences in the timing of the recognition of such earnings under the relevant accounting standards and tax rules.
Consolidated Results of Operations
Nine Months Ended September 30, 2024 compared to September 30, 2023
The following table provides selected financial information for the Company:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Net product sales	$378,589	$284,274	$94,315
Cost of goods sold	38,107	26,002	12,105
Cost of goods sold as a percentage of net product sales	10.1%	9.1%	1.0%
Operating expenses:
Research and development	79,172	117,352	(38,180)
Selling, general, and administrative	236,711	205,031	31,680
Changes in fair value of contingent consideration payable	—	2,583	(2,583)
Restructuring charges	9,188	—	9,188
Loss on impairment of assets	—	1,134	(1,134)
Depreciation and amortization	6,506	5,691	815
Other expense:
Interest income	3,991	5,407	(1,416)
Interest expense	(37,640)	(37,322)	(318)
Other expense	(11,946)	(13,007)	1,061
Income tax (expense) benefit	(34,155)	700	(34,855)
Net loss attributable to common stockholders	$(70,845)	$(117,741)	$46,896
Net Product Sales. Net product sales increased $94.3 million during the nine months ended September 30, 2024 compared to the same period in the prior year. The increase was primarily due to both the continued growth of Galafold® in Europe and the U.S. as well as the launch of Pombiliti® + Opfolda® in Europe and the U.S., partially offset by the $0.9 million unfavorable impact of foreign currency exchange.

Cost of goods sold. Cost of goods sold includes manufacturing costs as well as royalties associated with net product sales. Cost of goods sold as a percentage of net product sales increased 1.0% primarily due to inventory write-offs associated with validation efforts in the current period.
Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Nine Months Ended September 30,
Projects	2024	2023
Third party direct project expenses
Galafold® (Fabry Disease)	$6,420	$10,971
Pombiliti® + Opfolda® (Pompe Disease)	31,003	44,126
Pre-clinical and other programs	2,095	3,218
Total third-party direct project expenses	39,518	58,315
Other project costs
Personnel costs	31,287	47,108
Other costs	8,367	11,929
Total other project costs	39,654	59,037
Total research and development costs	$79,172	$117,352
The $38.2 million decrease in research and development costs was primarily driven by our Pombiliti® + Opfolda® commercial launch, decreasing both clinical spend and the number of employees supporting research and development efforts.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $31.7 million, primarily driven by personnel costs resulting from an increase in the number of employees to support our commercial launch activities, external costs required to support the manufacture and sale of our commercial products, and third-party professional fees.
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
Sources of Liquidity
In November 2022, we entered into a Sales Agreement with Goldman Sachs & Co. LLC to create an at-the-market equity program ("ATM program"), pursuant to which we may offer to sell shares of our common stock having an aggregate offering gross proceeds of up to $250.0 million. As of September 30, 2024, an aggregate of $164.7 million worth of shares remain available to be issued and sold under the ATM program.

Cash Flow Discussion
As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $249.8 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the nine months ended September 30, 2024 was $30.0 million. The components of net cash used in operations included the net loss for the nine months ended September 30, 2024 of $70.8 million and a net decrease in changes in operating assets and liabilities of $55.2 million offset by $65.7 million of stock compensation and $30.4 million of other non-cash adjustments. The changes in operating assets and liabilities were primarily due to an increase in inventory of $61.6 million to support our continued commercial growth and an increase in accounts receivable of $9.1 million, partially offset by a decrease in prepaid expenses and other current assets of $28.2 million and a decrease in accounts payable and accrued expenses of $11.5 million associated with timing of payments.
Net cash used in operations for the nine months ended September 30, 2023 was $72.5 million. The components of net cash used in operations included the net loss for the nine months ended September 30, 2023 of $117.7 million offset by $68.0 million of stock compensation, $25.9 million of other non-cash adjustments, and a net increase in changes in operating assets and liabilities of $48.7 million. The changes in operating assets and liabilities were primarily due to an increase in inventory of $42.2 million and an increase in prepaid expenses and other current assets of $26.0 million, partially offset by an increase in accounts payable and accrued expenses of $41.1 million associated with Pombiliti® + Opfolda® launch activities and increases in sales rebates associated with increased commercial sales of Galafold®.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2024 was $19.8 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $101.9 million from the sale and redemption of marketable securities, partially offset by $78.8 million for the purchase of marketable securities and $3.3 million for capital expenditures.
Net cash provided by investing activities for the nine months ended September 30, 2023 was $122.0 million. Our investing activities have consisted primarily of purchases, sales and maturities of investments and capital expenditures. Net cash provided by investing activities reflects $180.8 million from the sale and redemption of marketable securities, partially offset by $53.1 million for the purchase of marketable securities and $5.7 million for capital expenditures.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was $4.0 million. Net cash provided by financing activities primarily reflects $19.2 million of proceeds from the issuance of shares in connection with the ATM program offering, net of issuance costs, and $6.1 million of proceeds from the exercise of stock options, partially offset by the withholding taxes paid on vested restricted stock unites of $21.2 million.
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
•our ability to successfully commercialize Pombiliti® + Opfolda® (together, also referred to as "AT-GAA") in the E.U., U.K., and U.S., Switzerland and elsewhere, if regulatory applications are approved;
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
There were no significant changes during the nine months ended September 30, 2024 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. As of September 30, 2024, there have been no material changes to our market risks or to our management of such risks since December 31, 2023.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the fourth quarter of 2022, the Company received Paragraph IV Certification Notice Letters from Teva Pharmaceuticals USA, Inc. ("Teva"), Aurobindo Pharma Limited ("Aurobindo"), and Lupin Limited ("Lupin") in connection with Abbreviated New Drug Applications (“ANDA”) filed with the FDA requesting approval to market generic Galafold®. In November 2022, the Company filed four lawsuits against Teva, Lupin, and Aurobindo in the U.S. District Court for the District of Delaware (the "Court") for infringement of its Orange Book-listed patents. In the fourth quarter of 2023, a stipulation order to stay litigation with respect to Lupin was ordered. Additionally, in the first quarter of 2024, a stipulation was filed with the court and approved by the presiding judge, whereby the parties agreed to accept the Company’s definition of the terms that were in dispute. As such, the scheduled Markman hearing was deemed unneeded and cancelled.
In October 2024, the Company entered into a non-exclusive, non-transferable, royalty-free, fully paid-up license with Teva which will allow Teva to market its generic version of Galafold® in the United States beginning on January 30, 2037, or earlier in certain circumstances. In accordance with the license agreement, a consent judgment and permanent injunction was entered with the Court and all Hatch-Waxman litigation between Amicus and Teva has been terminated. As required by law, Amicus and Teva have submitted the confidential license agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.
The litigation will continue against Aurobindo as the remaining active party, and the litigation stay remains in place for Lupin. The Company has, and will continue to, vigorously enforce its Galafold® intellectual property rights.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 through July 31, 2024	92,738	$10.59	—	—
August 1, 2024 through August 31, 2024	23,287	$11.80	—	—
September 1, 2024 through September 30, 2024	127,806	$11.60	—	—
Total	243,831	$11.23	—	—
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

Name (Title)	Action Taken (Date of Action)	Rule 10b5-1 Trading Plan Provides for Purchase/Sale	Duration of the Trading Plan(1)	Aggregate Number of Securities
Bradley Campbell (President and Chief Executive Officer)	Adoption (September 13, 2024)	Sale	December 31, 2025	235,460 (2)
Jeffrey Castelli (Chief Development Officer)	Adoption (September 10, 2024)	Sale	May 31, 2025	132,954 (3)
David Clark (Chief People Officer)	Adoption (August 28, 2024)	Sale	August 15, 2025	Indeterminable (4)
Samantha Prout (Chief Accounting Officer)	Adoption (September 12, 2024)	Sale	July 1, 2025	Indeterminable (5)
Ellen Rosenberg (Chief Legal Officer and Corporate Secretary)	Adoption (September 10, 2024)	Sale	December 31, 2025	95,621 (6)
(1) The dates in this column represent the scheduled expiration date of each director or officer’s Rule 10b5-1 Trading Plan. Each Rule 10b5-1 Trading Plan may terminate earlier than the date provided should all transactions contemplated thereunder occur prior to such date.
(2) Mr. Campbell’s Rule 10b5-1 Trading Plan provides for the (i) sale of 60,460 shares of common stock and (ii) exercise of up to 175,000 stock options and subsequent sale of up to 175,000 shares of common stock underlying such stock options.
(3) Mr. Castelli’s Rule 10b5-1 Trading Plan provides for the (i) sale of 82,954 shares of common stock and (ii) exercise of up to 50,000 stock options and subsequent sale of up to 50,000 shares of common stock underlying such stock options.

(4) Mr. Clark’s Rule 10b5-1 Trading Plan provides for the sale of common stock that will be obtained from the settlement of his 2022 PRSU awards and the respective vesting of his 2021, 2022, 2023 and 2024 annual restricted stock unit awards. The number of shares of common stock obtained and available for sale will be subject to the (i) level of achievement of each performance goal contained within the 2022 PRSU awards and (ii) shares of common stock withheld to satisfy applicable tax withholding obligations.
(5) Ms. Prout’s Rule 10b5-1 Trading Plan provides for the (i) exercise of up to 66,074 stock options and the sale of up to 66,074 underlying shares of common stock, (ii) sale of 7,243 shares of common stock and (iii) sale of an indeterminable number of shares of common stock to be obtained from the respective vesting of her 2021, 2022, 2023 and 2024 annual restricted stock unit awards. The number of shares of common stock obtained and available for sale in clause (iii) will be subject to the shares of common stock withheld to satisfy applicable tax withholding obligations.
(6) Ms. Rosenberg’s Rule 10b5-1 Trading Plan provides for the exercise of up to 95,621 stock options and the sale of up to 95,621 underlying shares of common stock.

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

AMICUS THERAPEUTICS, INC.

Date:	November 6, 2024	By:	/s/ Bradley L. Campbell
Bradley L. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2024	By:	/s/ Simon Harford
Simon Harford
Chief Financial Officer
(Principal Financial Officer)