Form 10-K
period 2024-12-31
AMICUS THERAPEUTICS, INC.
filed 2025-02-19
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report .☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the 296,428,877 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on The NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2024) was $2,940,574,460. Shares of voting and non-voting stock held by executive officers, directors, and holders of more than 10% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 10, 2025 was 300,116,081 shares.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant's 2025 Annual Meeting of Stockholders which is to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

    We have filed applications to register certain trademarks in the United States and abroad, including AMICUS THERAPEUTICS and design, Galafold® and design, Pombiliti® and design, Opfolda® and design.

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
•the costs associated with, and our ability to comply with, emerging sustainability standards, including climate reporting requirements at the local, state and national levels, especially abroad;
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
•We depend heavily on sales of Galafold® and, increasingly, Pombiliti® + Opfolda®. If we are delayed or unable to commercialize these products successfully, our business could be materially harmed.
•If we are not able to obtain, or delayed in obtaining, required regulatory approvals, we will not be able to commercialize our products or product candidates, materially impairing our ability to generate revenue.
•If we are unable to establish and maintain sales and marketing capabilities, or relationships, for our products or, if approved, product candidates, their commercialization may suffer.
•If the market opportunities for our products or product candidates are smaller than we believe they are, then our revenues may be adversely affected, and our business may suffer.
•Galafold®, Pombiliti® + Opfolda®, or any of our product candidates that receive regulatory approval may fail to achieve the degree of market acceptance necessary for commercial success.
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
•If we experience delays or difficulties in the enrollment of, or other unforeseen events in connection with, our clinical trials, potential regulatory approval or commercialization of our product candidates could be delayed or prevented.
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
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies, Galafold®, Pombiliti® + Opfolda®, or product candidates.
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
•The increased focus on sustainability reporting by investors, governmental bodies and other stakeholders, as well as existing and proposed laws related to this topic, may adversely affect our business and reputation.
•Our business may be impacted by actions of the new U.S. administration, including executive orders, policies, new legislation, and judicial decisions.
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

PART I
Item 1.    BUSINESS
Overview
We are a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. We seek to deliver the highest quality therapies that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. Our two marketed therapies are Galafold®, the first oral monotherapy for people living with Fabry disease who have amenable genetic variants, and Pombiliti® + Opfolda®, a novel two-component treatment for adults living with late-onset Pompe disease.
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
Highlights of our progress include:
•Commercial success in Fabry disease. For the year ended December 31, 2024, Galafold® revenue was $458.1 million of consolidated revenue, which represented an increase of $70.3 million compared to the prior year. We continue to see strong commercial momentum and expansion into additional geographies.
•Commercial and regulatory success in Pompe disease. For the year ended December 31, 2024, Pombiliti® + Opfolda® revenue was $70.2 million of consolidated revenue. Pombiliti® + Opfolda® were approved by the European Commission ("EC"), the Medicines and Healthcare products Regulatory Agency ("MHRA)" of the United Kingdom, and the U.S. Food and Drug Administration ("FDA") in 2023 and the Swissmedic of Switzerland in 2024. Additionally, in 2024, we established reimbursement agreements in multiple E.U. countries, including Spain, Czechia, Italy, Switzerland, and Sweden.
•Pipeline advancement and growth. We are leveraging our global capabilities to develop and broaden our franchises in Fabry and Pompe disease, with focused discovery work on next-generation therapies and novel technologies.
•Financial strength. Total cash, cash equivalents, and marketable securities as of December 31, 2024 was $249.9 million.

Our Commercial Products and Product Candidates
Galafold® (migalastat HCl) for Fabry Disease
Our oral precision medicine Galafold® was granted accelerated approval by the FDA in August 2018 for the treatment of adults with a confirmed diagnosis of Fabry disease and an amenable galactosidase alpha gene ("GLA") variant based on in vitro assay data. Galafold® was approved in the E.U. and U.K. in May 2016 as a first-line therapy for long-term treatment of adults and adolescents, aged 16 years and older, with a confirmed diagnosis of Fabry disease and who have an amenable variant. Marketing authorization approvals as well as approvals for adolescents aged 12 years and older weighing 45 kg or more have been granted in over 40 countries around the world. We plan to continue to launch Galafold® in additional countries, upon receipt of marketing authorization.
As an orally administered monotherapy, Galafold® is designed to bind to and stabilize an endogenous alpha-galactosidase A ("alpha-Gal A") enzyme in those patients with genetic variants identified as amenable in a Good Laboratory Practice ("GLP") cell-based amenability assay.
Next-Generation for Fabry Disease
We are committed to continued innovation for all people living with Fabry disease. As part of our long-term commitment, we are also continuing discovery for next-generation genetic medicines.
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
We believe that approximately 35-50% of the Fabry disease patient population may benefit from treatment with Galafold® as a monotherapy. Additionally, we expect that as awareness of late-onset symptoms of Fabry disease grows, the number of patients diagnosed with the disease will increase. Increased awareness of Fabry disease, particularly for specialists not accustomed to treating Fabry disease patients, may lead to increased testing and diagnosis of patients with the disease. A number of factors are contributing to the continued expansion of Fabry diagnosis, including newborn screening in several states in the U.S., family screening, and access to lower cost genetic testing.

Currently, three other products, all ERTs, are approved for the treatment of Fabry disease: agalsidase beta by Sanofi Aventis, pegunigalsidase alfa-iwxj by Chiesi Farmaceutici and agalsidase alfa by Takeda, the last of which is not approved in the U.S.
Pombiliti® (cipaglucosidase alfa-atga) + Opfolda® (miglustat) for Pompe Disease
We have leveraged our biologics capabilities to develop Pombiliti® + Opfolda®, a novel two-component treatment paradigm for Pompe disease. Pombiliti® + Opfolda® was approved by the EC, the MHRA and the FDA in 2023, and the Swissmedic in 2024 for adult late-onset Pompe disease ("LOPD") patients. Additional regulatory submissions and reimbursement processes with global health authorities are currently underway.
Pombiliti® + Opfolda® consists of a uniquely engineered rhGAA enzyme, cipaglucosidase alfa-atga, with an optimized carbohydrate structure to enhance cellular uptake, administered intravenously in combination with orally administered miglustat. Miglustat binds to and stabilizes the cipaglucosidase alfa-atga in circulation reducing inactivation of rhGAA in circulation to improve the uptake of active enzyme into key disease relevant tissues. Miglustat is not an active ingredient that contributes directly to glycogen reduction.
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
We own or hold license rights to several issued patents and numerous pending and issued applications, filed in the U.S., Europe, Japan, and other jurisdictions that are related to Galafold® and our ongoing clinical programs:
•We own issued U.S. patents that cover the use of migalastat, the active pharmaceutical ingredient in Galafold®, in the treatment of Fabry disease, which expire between 2027 and 2042 and are listed in the FDA Orange Book. Foreign counterparts of the U.S. patents are pending or issued in Europe, Japan, and certain other jurisdictions. Further, we have pending U.S. patent applications, as well as their foreign counterparts covering various aspects of Galafold®, including composition-of-matter, methods of treating a patient diagnosed with Fabry disease, and methods of manufacturing. Any patents issuing from these applications will expire between 2036 and 2043. We anticipate listing these patents in the FDA Orange Book if issued.
•We own several issued U.S. patents that cover various aspects of Opfolda® and Pombiliti®, a pharmacological chaperon/ERT combination in the treatment of Pompe disease, which expire between 2033 and 2037. Several of the issued U.S. patents are listed in the FDA Orange Book for Opfolda®. Foreign counterparts to the issued patents are pending or issued in Europe, Japan, and certain other jurisdictions. We also have pending U.S. patent applications, as well as foreign counterpart applications, covering various aspects of compositions, methods of treatment, methods of manufacture, and formulations. Any patents issuing from these pending applications will expire between 2033 and 2043. We also filed Patent Term Extension application at the U.S. Patent and Trademark Office ("USPTO"), requesting that the term of certain issued U.S. patent covering cipaglucosidase alfa, the active pharmaceutical ingredient in Pombiliti®, be extended pursuant to 35 U.S.C. § 156.
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
•Gene therapy (e.g., Pompe, Fabry) programs and their use to treat specified diseases. We cannot be certain, however, that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.
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
In the fourth quarter of 2022, we received Paragraph IV Certification Notice Letters from Teva Pharmaceuticals USA, Inc. ("Teva"), Aurobindo Pharma Limited ("Aurobindo"), and Lupin Limited ("Lupin") in connection with Abbreviated New Drug Applications (“ANDA”) filed with the FDA requesting approval to market generic Galafold®. In November 2022, we filed four lawsuits against Teva, Lupin, and Aurobindo in the U.S. District Court for the District of Delaware for infringement of our Orange Book-listed patents and will vigorously enforce our Galafold® intellectual property rights. Lupin, Aurobindo and Teva supplemented their Paragraph IV Certifications in 2023. In the fourth quarter of 2023, a stipulation order to stay litigation with respect to Lupin was ordered. Additionally, in the first quarter of 2024, a stipulation was filed with the court and approved by the presiding judge, whereby the parties agreed to accept our definition of the terms that were in dispute. As such, the scheduled Markman hearing was deemed unneeded and cancelled. In October 2024, the Company entered into a non-exclusive, non-transferable, royalty-free, fully paid-up license with Teva which will allow Teva to market its generic version of Galafold® in the United States beginning on January 30, 2037, or earlier in certain circumstances. In accordance with the license agreement, a consent judgment and permanent injunction was entered with the Court and all Hatch-Waxman litigation between Amicus and Teva has been terminated. As required by law, Amicus and Teva have submitted the confidential license agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice.

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
Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The following table lists our principal competitors and publicly available information on the status of their clinical-stage product offerings:

Competitor (1)	Indication	Product	Class of Product	Status	2024 Sales
(in millions)
Sanofi	Fabry Disease	Fabrazyme®	ERT	Marketed	€1,047
	Pompe Disease	Myozyme®/ Lumizyme®	ERT	Marketed	€671
	Pompe Disease	Nexviazyme®/ Nexviadyme®	ERT	Marketed	€667
	Fabry Disease	Venglustat	Oral glucosylceramide synthase ("GCS") Inhibitor	Phase 3	N/A
Takeda (2)	Fabry Disease	Replagal®	ERT	Marketed	¥78,700
Chiesi (3)	Fabry Disease	ELFABRIO®	ERT	Marketed	$14.0
Eleva	Fabry Disease	RPV-001	ERT	Phase 1/2	N/A
Idorsia	Fabry Disease	Lucerastat	Oral GCS Inhibitor	Phase 3	N/A
AceLink	Fabry Disease	AL1211	Oral GCS Inhibitor	Phase 1/2	N/A
Sangamo	Fabry Disease	Isaralgagene civaparvovec	Gene Therapy	Phase 1/2	N/A
UniQure	Fabry Disease	AMT-191	Gene Therapy	Phase 1/2	N/A
4DMT	Fabry Disease	4D-310	Gene Therapy	Phase 1/2	N/A
Bayer	Pompe Disease	ACTUS-101	Gene Therapy	Phase 1/2	N/A
Astellas	Pompe Disease	AT845	Gene Therapy	Phase 1/2	N/A
Roche	Pompe Disease	SPK-3006	Gene Therapy	Phase 1/2	N/A
GeneCradle	Pompe Disease	GC301	Gene Therapy	Phase 1/2	N/A
Aro	Pompe Disease	ABX1100	Gene Therapy	Phase 1/2	N/A
Maze	Pompe Disease	MZE001	Oral glycogen synthase ("GYS1") Inhibitor	Phase 1/2	N/A
_____________________________
(1) Reflects commercial products and product candidates for which IND has been filed or are in clinical development.
(2) Reflects revenue for the twelve-month period ended December 31, 2024, as Takeda's fiscal year ends on March 31, 2025.
(3) Reflects revenue for the twelve-month period ended September 30, 2024.
Government Regulation
FDA Approval Process
In the U.S., biopharmaceutical products, including gene therapies, are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, Public Health Services Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of biopharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to file a marketing application, to issue complete response letters or to not approve pending NDAs or Biologics License Applications ("BLAs"), or to issue warning letters, untitled letters, Form 483s, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, litigation, government investigation, and criminal prosecution.

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
The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Marketing applications are assigned review status during the filing period. Review status could be either standard or priority. Most such applications for standard review are reviewed within 12 months under the Prescription Drug User Fee Act ("PDUFA V") (two months for filing plus ten months for review). The FDA attempts to review a drug candidate that is eligible for priority review within six months, as discussed below. The review process may be extended by the FDA for three additional months to evaluate major amendments submitted during the pre-specified PDUFA V review clock. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for public review, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA may also undertake an audit of nonclinical and clinical trial sites. The FDA will not approve the product candidate unless compliance with cGMP is satisfactory and the NDA or BLA contains data that provide substantial evidence that the drug is safe and effective in the indication studied and to be marketed. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product candidate. A REMS could include medication guides, physician communication plans and elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without a REMS, if required.
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
Priority Review
Under FDA policies, a drug candidate is eligible for priority review, or review within six months from filing for a new molecular entity ("NME") or six months from submission for a non-NME if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis, or prevention of a disease, rather than the standard review of ten months under current PDUFA V guidelines. A Fast Track designated drug candidate would ordinarily meet the FDA's criteria for priority review. The FDA makes its determination of priority or standard review during the 60-day filing period after an initial NDA or BLA submission.
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
We have obtained an orphan medicinal product designation in the E.U. from the EMA for Galafold® for the treatment of Fabry disease and the combination product, Pombiliti® + Opfolda®, for the treatment of Pompe disease. Applications from persons or companies seeking "orphan medicinal product designation" for products they intend to develop for the diagnosis, prevention, or treatment of life-threatening or very serious conditions that affect not more than 5 in 10,000 persons in the E.U. are reviewed by the Committee for Orphan Medicinal Products ("COMP"). In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating, or serious and chronic condition in the E.U. and that without incentives it is unlikely that sales of the drug in the E.U. would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the E.U. of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients.

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

There is no pre-marketing authorization orphan designation. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the GB market, e.g. the prevalence of the condition in GB (rather than the E.U.) must not be more than 5 in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB or E.U./European Economic Area, wherever is earliest. Galafold® and Pombiliti® + Opfolda® have been granted orphan designation by the MHRA.
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
Human Capital
At Amicus, one of our founding principles is that we believe in each other to foster teamwork and respect for each individuals' contribution. Our passion for making a difference unites us. Supporting our global employees is an essential part of the core values and culture at Amicus. Tied to these values and culture, we believe our success and our ability to help patients depends on our capability to attract, develop and retain key personnel.
As of December 31, 2024, we had 499 full-time employees. As of December 31, 2024, 58% of our global workforce, 42% of our executive management team and 33% of our Board of Directors were women.
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
We believe in a strong compliance culture and provide robust trainings to employees on our code of conduct and the various policies contained therein. As part of our commitment to our employees, these trainings cover our zero-tolerance policy towards the use of child labor, forced labor, or other forms of modern slavery, and periodically refreshing the organization’s understanding of our global anti-bribery and corruption policy.
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
Risks Related to our Ability to Generate and Sustain Revenue
We depend heavily on sales of Galafold® and increasingly on sales of Pombiliti® + Opfolda®, in Europe, the U.S., Japan, and other geographies. If we are unable to commercialize Galafold® and Pombiliti® + Opfolda® successfully, or experience significant delays in doing so, our business could be materially harmed.
We have invested a significant portion of our efforts and financial resources in the development of Galafold® for the treatment of Fabry disease and in Pombiliti® + Opfolda® for the treatment of Late Onset Pompe Disease and rely upon sales of Galafold® and Pombiliti® + Opfolda® primarily in Europe and the U.S., and growing sales in other geographies. Our ability to generate material product revenues will depend heavily on the successful development, regulatory approval, and commercialization of Galafold® and Pombiliti® + Opfolda® (collectively, "Our Commercial Products"). We will continue to study Our Commercial Products in Phase 4 studies. If the results of the Phase 4 studies negatively change the benefit/risk profile of Our Commercial Products, the commercial success of Our Commercial Products may be substantially diminished. Any adverse market event with respect to Our Commercial Products, including failure to obtain and maintain sufficient market acceptance, could have a material adverse effect on our business, financial condition and results of operations. If our sales of Our Commercial Products were to decrease, or such sales were substantially or completely displaced in the market, or if we are unable to achieve and maintain sufficient market acceptance of Our Commercial Products by physicians, patients, third-party payors and others in the medical community, or if we fail to receive commercial approval in any additional jurisdictions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, if Our Commercial Products were to become the subject of litigation and/or an adverse governmental action requiring us to cease sales of Our Commercial Products, such an event could have a material adverse effect on our business, financial condition and results of operations. In addition, the entry into the market of competitors with new or generic treatments, including oral, ERT and gene therapies, may erode the market for Our Commercial Products and have a material impact on our business.
Any delay or impediment in our ability to obtain regulatory approval in any region to commercialize, or, when approved, obtain coverage and adequate reimbursement from third parties, including government payors, for Our Commercial Products may cause us to be unable to meet our revenue guidance or to generate the revenues necessary to fund our future growth.
Further, the success of Our Commercial Products will depend on a number of factors, including the following:
•obtaining a sufficiently broad label in each territory that would not unduly restrict patient access;
•obtaining additional foreign approvals for Our Commercial Products;
•continuing to build and maintain an infrastructure capable of supporting product sales, marketing, and distribution of Our Commercial Products in the U.S., Europe, Japan and other territories where we pursue commercialization directly;
•maintaining commercial manufacturing arrangements with third-party manufacturers;
•maintaining commercial distribution agreements with third-party distributors;
•launching commercial sales of Our Commercial Products, where approved, whether alone or in collaboration with others;
•obtaining acceptance of Our Commercial Products, where approved, by patients, the medical community, and third-party payors;

•competing effectively with other therapies, including competitor products, potential generics and gene therapies;
•identifying new patients who could benefit from Our Commercial Products successfully;
•continuing an acceptable safety profile of Our Commercial Products;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•protecting and enforcing our rights in our intellectual property portfolio; and
•obtaining and maintaining a commercially viable price.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize Our Commercial Products, which would materially harm our business and ability to meet our financial goals and debt covenants.
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our products or product candidates and our ability to generate revenue will be materially impaired.
Our commercial products, Galafold® and Pombiliti® + Opfolda®, any product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, commercialization and reimbursement are subject to comprehensive regulation by the European Medicines Agency (“EMA”), the Pharmaceutical and Medical Devices Agency (“PMDA”), the Food and Drug Administration (“FDA”), and other regulatory agencies in the U.S. and by comparable authorities in other countries. Failure to obtain regulatory approval for our products and product candidates will prevent us from commercializing our products in jurisdictions beyond those in which we have obtained regulatory approval for our product or in any jurisdictions for our product candidates.
Securing marketing approval for all our product candidates, requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. We will continue to rely on third parties to assist us with filing and supporting the applications necessary to obtain marketing approvals for product candidates in this process. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that any of our products or product candidates are not effective or only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit their commercial use.
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
•the applicable regulatory authority may disagree with our interpretation of data from preclinical studies or clinical trials, and may reject conclusions from preclinical studies or clinical trials, determine that primary or secondary endpoints from clinical trials were not met, or reject safety conclusions from such studies or trials;
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
If we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to market and sell our products or, if approved, our product candidates, we may not be successful in commercializing Galafold®, Pombiliti® + Opfolda®, or any product candidate.
To achieve commercial success for any approved product, we must continue to develop and maintain a sales and marketing organization or outsource commercialization to third parties. We have established our own sales and marketing capabilities to promote Galafold® in Europe, Japan, the U.S., and other foreign jurisdictions with a targeted sales force and have leveraged these resources to support the ongoing commercial launch of Pombiliti® + Opfolda® in those same jurisdictions. We anticipate using these capabilities to support other product candidates if approved. We have also entered into distribution agreements with third parties to market our products in jurisdictions in which we do not have our own sales and marketing capabilities. There are risks involved with establishing and maintaining our own sales and marketing capabilities and entering into arrangements with third parties to perform these services for our products or any of our product candidates, if approved. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Similarly, if we enter into agreements with third parties, including the out licensing of our products or product candidates, we may choose to reduce or eliminate our sales and marketing operations and thereby lose our commercialization investment.
Factors that may inhibit our efforts to successfully commercialize Galafold®, Pombiliti® + Opfolda®, or our product candidates if and when they are approved by regulatory authorities, on our own include:
•our inability to recruit, train, and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to adequate numbers of physicians to prescribe our products;
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
We may also co-promote or out-license our products or product candidates, if approved, in various markets with pharmaceutical and biotechnology companies in instances where we believe that a larger sales and marketing presence will expand the market or accelerate penetration into the market. If we do enter into co-promote or out-licensing arrangements with third parties, our product revenues will be lower than if we directly sold and marketed our products and any revenues received under such arrangements will depend on the skills and efforts of others.
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
Each of the diseases that our products and product candidates are being developed to address is rare and by definition has small patient populations. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, are based on estimates.
Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. In addition, as new studies are performed the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of Fabry disease, Pompe disease, or other rare diseases in the study populations, particularly in these newer studies, accurately reflects the prevalence of these diseases in the broader world population. If our estimates of the prevalence of Fabry disease, Pompe disease, or other rare diseases or of the number of patients who may benefit from treatment with our products or product candidates prove to be incorrect, or if we are unable to obtain traditional approval for Galafold® which was granted approval in the U.S. under the accelerated approval program and/or expand the patient populations and approved indications of Galafold® and Pombiliti® + Opfolda® in the jurisdictions in which they are approved, the market opportunities for our products and product candidates, if approved, may be smaller than we believe and our prospects for generating revenue at our guidance levels may be adversely affected and our business may suffer.

Galafold® and Pombiliti® + Opfolda®, or any of our product candidates that receive regulatory approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
Galafold® and Pombiliti® + Opfolda®, as well as any of our product candidates that receive regulatory approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
Our ability to negotiate, secure and maintain third-party coverage and reimbursement may be affected by political, economic and regulatory developments in the U.S., E.U., U.K. and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of Galafold®, Pombiliti® + Opfolda® and any of our product candidates that receive marketing approval, and we may fail to meet our revenue targets as a result.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current products, Galafold®, Pombiliti® + Opfolda® and product candidates, and will likely face competition for any products we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology and gene therapy companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of lysosomal storage disorders, including Fabry disease and Pompe disease. These Fabry products include Sanofi Aventis' Fabrazyme®, Takeda’s Replagal®, and Chiesi's Elfabrio, as well as other Fabry treatment products in development. As of 2022, Galafold® also faces potential generic competition, with Hatch-Waxman litigation currently on-going. In addition, Sanofi markets and sells Myozyme®, Lumizyme®, Nexviazyme®, Nexviadyme® for the treatment of Pompe disease. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties for Fabry and Pompe, as well as potential gene therapies for both Fabry and Pompe and our other product candidates.

Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. Our competitors may also obtain FDA, EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours, could achieve regulatory exclusivity and block us from approval and marketing our products for a significant period of time. We may also face competition from off-label use of other approved therapies. There can be no assurance that developments by others will not render our product candidates or any acquired products obsolete or noncompetitive either during the research phase or once the products reach commercialization.
Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, prosecuting intellectual property rights and marketing approved products than we do. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs or advantageous to our business. In addition, if we obtain regulatory approvals for our product candidates, manufacturing efficiency and marketing capabilities are likely to be significant competitive factors. We currently rely on third-party manufacturers for all of our products and product candidates. Further, many of our competitors have substantial resources and expertise in conducting collaborative arrangements, sourcing in-licensing arrangements, manufacturing and acquiring new business lines or businesses that are greater than our own.
A variety of risks associated with international operations could materially adversely affect our business.
Galafold®, Pombiliti® + Opfolda®, and any of our product candidates that may be approved in the future for commercialization in the E.U., U.K. or other foreign countries are or will be subject to additional risks related to international operations or entering into international business relationships, including:
•different regulatory requirements for maintaining approval of drugs in foreign countries;
•reduced protection for contractual and intellectual property rights in some countries;
•unexpected changes in taxes, tariffs, trade barriers and regulatory requirements, particularly in light of a new presidential administration in the U.S.;
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
•noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010, and similar anti-bribery and anti-corruption laws in other jurisdictions;
•tighter restrictions on privacy and the collection and use of patient data; and
•business interruptions resulting from geopolitical actions (including war and terrorism), pandemic diseases, or natural disasters (including earthquakes, typhoons, floods and fires).
Moreover, there are complex regulatory, tax, labor, environmental and other legal requirements imposed by the E.U., U.K., and many of the individual countries in Europe, Asia, and Latin America with which we will need to comply. Many U.S.-based biopharmaceutical companies have found the process of marketing their own products in Europe and other international geographies to be very challenging.

In addition, Pombiliti® is currently manufactured in the People's Republic of China (“PRC”) by WuXi Biologics Co., Ltd. (“WuXi”). The PRC, and WuXi specifically, has faced increased scrutiny by the U.S. government, which could impact our ability to supply Pombiliti® to meet our forecasted future demand, as WuXi is our sole supplier. This risk is discussed in greater detail below under the heading “Risks Related to the Manufacture of our Products and Product Candidates and our Dependence on Third Parties”.
Following the receipt of marketing approval of our products or any product candidates, the products may become subject to unfavorable pricing regulations, third-party coverage, reimbursement practices or healthcare reform initiatives, which would harm our business.
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
Our ability to successfully commercialize Galafold®, Pombiliti® + Opfolda®, or any product candidate if approved, will also depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the European and U.S. healthcare industries and elsewhere is cost containment. It is currently unknown what impact, if any proposed changes by the federal and state governments in the U.S. and similar changes in foreign countries may have on pricing and reimbursement, particularly with respect to government programs such as Medicare and Medicaid and Pharmacy Benefit Managers for commercial plans, and including reimportation, reference pricing and limitations on manufacturer price increases.
Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for pharmaceutical products. We cannot be sure that coverage and reimbursement will continue to be available for Galafold®, Pombiliti® + Opfolda®, or any product candidate that we commercialize or may commercialize, and if coverage and reimbursement are available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, Galafold®, Pombiliti® + Opfolda®, or any product candidate for which we obtain marketing approval. Obtaining reimbursement for our product candidates when approved may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients and the pricing and reimbursement of competitive products. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product for which we obtain marketing approval.
The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. In the U.S., the Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
There have been significant ongoing judicial, administrative, executive, and legislative efforts to modify or eliminate the Affordable Care Act.

Changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. We also expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the prices that we receive for our products and product candidates, if approved. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.
The Inflation Reduction Act of 2022 (the "IRA") contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Medicare Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. Although the IRA exempts orphan drugs that treat only one rare disease from the drug pricing negotiation provisions, we do not know if additional drug pricing reforms could eliminate this exemption and therefore affect the prices we can charge and reimbursement we receive for our products and product candidates, if approved, thereby reducing our profitability. Any change to the exemption could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effects of the IRA on the pharmaceutical industry in general are not yet known.
The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have promoted off-label uses, we may become subject to significant liability.
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted in the U.S. for uses that are not approved by the FDA as reflected in the product's approved labeling or prior to regulatory approval. Further, any labeling approved by the FDA for Galafold®, Pombiliti® + Opfolda®,or any of our product candidates may include restrictions on use, limit use to specific populations or include various other limitations. The FDA may impose further requirements or restrictions on the distribution or use of any of our product candidates, if approved, as part of a Risk Evaluation and Mitigation Strategies ("REMS") plan. Physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label provided the company did not promote such use. If we are found to have promoted such off-label uses, we may become subject to significant liability. Similarly, the FDA strictly regulates the promotion of investigational products prior to approval, known as pre-approval promotion. The federal government has levied large civil and criminal fines and / or other penalties against companies for alleged improper promotion and has investigated and / or prosecuted several companies in relation to off-label and/or pre-approval promotion. The FDA has also requested that certain companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed, curtailed, or prohibited or have delayed approval of investigational products due to pre-approval conduct. Inappropriate promotional activities may also subject a company to investigations, prosecutions and litigation by other government entities or private citizens.
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

•regulatory investigations, prosecutions, or enforcement actions that could require costly recalls or product modifications;
•withdrawal of clinical trial participants;
•regulatory authorities placing ongoing clinical trials on clinical hold;
•significant costs to defend the related litigation;
•increased insurance costs or an inability to maintain appropriate insurance coverage;
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
If the FDA or other applicable regulatory authorities approve generic or biosimilar products that compete with our products or any of our product candidates, it could reduce sales of our products or product candidates.
In the U.S., after an NDA is approved, the product covered thereby becomes a "listed drug," which can, in turn, be cited by potential competitors in support of approval of an abbreviated NDA ("ANDA"). The Federal Food, Drug, and Cosmetic Act ("the FD&C Act"), FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredients, dosage form, strength, route of administration, and conditions of use, or product labeling, as one of our products or product candidates and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product or product candidate. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices because they do not need to conduct highly expensive clinical trials to support their ANDA filing. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products or product candidates would substantially limit our ability to generate revenues or achieve profitability with a negative impact on continued operations. As of the end of 2022, we received Paragraph 4 certifications from three ANDA filers for Galafold® and initiated Hatch-Waxman litigation against these ANDA filers. In the fourth quarter of 2024, we settled the litigation with one of the ANDA filers, but the litigation against the others remains pending. While we strongly believe in our patent protection and will vigorously defend our Galafold® intellectual property rights, there is no guarantee we will prevail in the Hatch-Waxman litigation or any other challenges to our intellectual property. Moreover, we may be compelled to settle this litigation on unfavorable terms with a direct negative impact on our revenue and profitability projections.
The Biologics Price Competition and Innovation Act ("BPCIA") authorizes the FDA to approve "abbreviated" BLAs for products whose sponsors demonstrate they are "biosimilar" to reference products previously approved under BLAs, to which Pombiliti® is subject. The FDA may also separately determine whether "biosimilar" products are "interchangeable" with their reference products. However, the FDA may not approve an "abbreviated" BLA for a biosimilar product until at least twelve years after the date on which the BLA for the reference product was approved. FDA approval of abbreviated BLAs could be further delayed if the reference products are subject to unexpired and otherwise valid patents.
Accordingly, other manufacturers potentially could develop and seek FDA approval of "biosimilar" products at some point in the future, including a biosimilar of Pombiliti® or any other product we develop or acquire that is approved under a BLA.

Our competitors may be able to develop and commercialize their products, including products identical to ours, in any non-U.S. jurisdiction in which we are unable to obtain, maintain, or enforce our patent claims. Furthermore, generic manufacturers may develop, seek approval for and launch generic versions of our products, and may challenge the scope, validity or enforceability of our patents, requiring us to possibly engage in complex, lengthy and costly litigation or other proceedings.
We may expend our limited resources to pursue a particular product, product candidate, or indication and fail to capitalize on a product, product candidates, or indications that may be more profitable or for which there is a greater likelihood of success.
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
As a result of pursuing the developme    nt and commercialization of our product and product candidates using our proprietary and licensed technologies, we may fail to develop other products or product candidates, or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success.
Risks Related to our Products and the Regulatory Approval and Clinical Development of our Product Candidates
Our products or product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or commercialization.
Undesirable side effects caused by our products, Galafold® and Pombiliti® + Opfolda®, or product candidates could interrupt, delay or halt clinical trials and could result in the withdrawal or denial of regulatory approval by the FDA, EMA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our products or product candidates, if approved, and generating revenues from their sale. In addition, if we or others identify undesirable side effects caused by our products or product candidates after receipt of marketing approval:
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

Any product or product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties or other enforcement actions if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products or our product candidates, if approved.
Any product or product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA, EMA, PMDA and other regulatory authorities. For example, the FDA's requirements include submissions of safety and other post-marketing information and reports, registration requirements, Current Good Manufacturing Practices ("cGMP"), requirements relating to manufacturing, quality control, quality assurance and complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to healthcare professionals and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may be subject to significant conditions of approval, including the requirement of a REMS. The FDA also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. For example, Galafold® was approved in the U.S. under the accelerated approval program and is subject to post-marketing requirements to obtain full approval. The labeling, advertising, promotion, marketing and distribution of a drug, biologic, or gene therapy product also must be in compliance with FDA requirements which include, among others, promotional activities, standards and regulations for direct-to-consumer advertising, promotional activities involving the internet and social media platforms, and industry sponsored scientific and educational activities. In general, all product promotion must be consistent with the labeling approved by the FDA for such product, contain a balanced presentation of information on the product's uses, benefits, risks, and important safety information and limitations on use, and otherwise not be false or misleading. The FDA has very broad enforcement authority, and failure to abide by these regulations can result in penalties, including withdrawal of approval, the issuance of a warning letter directing a company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution. Failure to comply with applicable FDA requirements and restrictions also may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice ("DOJ"), the Office of the Inspector General of the U.S. Department of Health and Human Services ("HHS"), or state authorities. This could subject us to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes its products.
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such products, manufacturers, or manufacturing processes;
•changes to or restrictions on the labeling or marketing of a product;
•restrictions on product distribution or use;
•requirements to implement a REMS;
•requirements to conduct post-marketing studies or clinical trials;
•warning letters, untitled letters, or Form 483s;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•fines, restitution, or disgorgement of profits or revenues;
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
If we, our suppliers, third-party contractors, clinical investigators, or collaborators are slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we or our collaborators may lose marketing approval for our products when and if approved, resulting in decreased revenue from milestones, product sales, or royalties.
Our relationships with customers, healthcare providers, patients, patient organizations, charitable foundations, and third-party payors are subject to applicable anti-kickback, fraud and abuse, anti-bribery and corruption and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.
Healthcare providers, physicians, and payors play a primary role in the recommendation and prescription of our products and any product candidates for which we may obtain marketing approval. Increasingly, patients, patient organizations and charitable foundations also can influence selection of and payment for therapies. Our current and future arrangements with payors, healthcare providers, patient organizations, charitable foundations, and patients may expose us to broadly applicable fraud and abuse, anti-bribery and corruption, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our products and any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, federal, state, and foreign healthcare laws and regulations pertaining to fraud and abuse, anti-bribery and corruption, interaction with patient organizations, charitable foundations, and patients' rights are and will be applicable to our business. Restrictions under applicable federal, state, and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:
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

•U.S. federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute to defraud any healthcare benefit program or specific intent to violate it in order to have committed a violation. This statute also may impose monetary penalties on any offers or transfers of remuneration to Medicare or Medicaid beneficiaries (patients) which is likely to influence the beneficiary's selection of particular supplier of government payable items. States, such as California have enacted their own privacy regulations and others may enact similar legislation. Similarly, the collection and use of personal health data in the E.U. is governed by the E.U. General Data Protection Regulation (the "GDPR"), with many requirements mandated by the GDPR for the consent of the individuals to whom the personal data relates, the information provided to the individuals, transfer of personal data within and outside of the E.U., and the security and confidentiality of the personal data. Failure to comply with the requirements of the GDPR may result in substantial fines and other administrative penalties. The GDPR increases our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects;
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
•U.S. federal laws requiring drug manufacturers to report annually information related to certain payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists chiropractors, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives) and teaching hospitals, as well as ownership or investment interests held by physicians and their immediate family members, including under the federal Open Payments program, commonly known as the Sunshine Act, as well as other state and foreign laws regulating marketing activities and requiring manufacturers to report marketing expenditures, payments and other transfers of value to physicians and other healthcare providers. Similarly, payments made to physicians in certain E.U. member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician's employer, his or her competent professional organization and/or the regulatory authorities of the individual E.U. member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the E.U. member states. In addition, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the E.U. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment;
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

•U.S. Foreign Corrupt Practices Act (the "FCPA"), which prohibits us and third parties working on our behalf from making payments to foreign government officials to assist in obtaining or retaining business. Specifically, the anti-bribery provisions of the FCPA prohibit the willful use of the mail or any means of instrumentality of interstate commerce corruptly in furtherance of any offer, payment, promise to pay, or authorization of the payment of money or anything of value to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to a foreign official to influence the foreign official in his or her official capacity, induce the foreign official to do or omit to do an act in violation of his or her lawful duty, or to secure any improper advantage in order to assist in obtaining or retaining business for or with, or directing business to, any person; enforcement actions may be brought by the Department of Justice or the SEC; legislation has expanded the SEC’s power to seek disgorgement in all FCPA cases filed in federal court and extended the statute of limitations in SEC enforcement actions in intent-based claims, such as those under the FCPA, from five years to ten years; and
•state and foreign equivalents of each of the above laws, including foreign anti-bribery and corruption laws and state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
While we do not submit claims and our customers will make the ultimate decision on how to submit claims, in the U.S. we may provide reimbursement guidance and support regarding Galafold® or Pombiliti® + Opfolda®, as well as our product candidates for which we receive regulatory approval, to our customers and patients. If a government authority were to conclude that we provided improper advice to our customers and patients and/or encouraged the submission of false claims for reimbursement, we could face action by government authorities. Similarly, if a government authority were to conclude that our patient support efforts or interactions with charitable foundations were improper, we could face action by government authorities. While we have processes and controls to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations, it is nonetheless possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.
If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, EMA, PMDA, or other foreign regulatory authorities, or do not otherwise produce favorable results, we may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
•choose not to seek regulatory approval in the U.S., E.U., U.K., or other key jurisdictions;
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
In addition, we do not know whether any preclinical tests or clinical trials will begin as planned, need to be restructured, or be completed on schedule or at all. Significant preclinical study or clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, allow our competitors to bring products to market before we do, or impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations.
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
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. The diseases that our product candidates and Galafold® are intended to treat are characterized by small patient populations, which could result in slow enrollment of clinical trial participants. In addition, our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. As a result, potential clinical trial sites may elect to dedicate their limited resources to participation in our competitors' clinical trials and not ours, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates.
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
Regulatory authorities in some jurisdictions, including the E.U., U.K., and U.S., may designate drugs for relatively small patient populations as orphan drugs. Amicus currently has orphan drug designation from the FDA, E.U. and U.K. for Galafold® for the treatment of Fabry disease. Amicus currently has orphan drug designation from FDA and PMDA for Pombiliti® + Opfolda® for the treatment of Pompe disease. Our competitors have also received orphan designations. However, these orphan designations may be retracted following regulatory review of our or our competitor’s marketing authorization and/or BLA submissions and may not be reflected in the final approval of a product. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from approving another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The FDA defines “same drug” as a drug or biologic that contains the same active moiety and is intended for the same use. The applicable market exclusivity period for orphan drugs is ten years in the E.U. and U.K. and seven years in the U.S. The E.U. and U.K. exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified.
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
In order to market and sell our products in Europe and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, some countries outside the U.S. require approval of the sales price of a drug before it can be marketed. In many countries, separate procedures must be followed to obtain reimbursement. We may not obtain marketing, pricing or reimbursement approvals outside the U.S. on a timely basis, if at all. Approval by one regulatory authority does not ensure approval by other regulatory authorities. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. Regulatory approvals in countries outside the U.S. do not ensure pricing approvals in those countries or in any other countries, and regulatory approvals and pricing approvals do not ensure that reimbursement will be obtained. Moreover, our therapy for the treatment of Pompe disease is comprised of two components, an ERT (Pombiliti®) and a small molecule (Opfolda®). Full marketing approval is required for both components in each jurisdiction that we seek to commercialize in and a failure to secure marketing approval for either in a given target geography could materially harm our business and results of operations.
Our gene therapy product candidates are based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
Only a few gene therapy products have been approved in the U.S., E.U., and U.K. We have potential gene therapies in development and have historically focused a substantial amount of our research and development efforts on these gene therapy platforms. There can be no assurance that any development problems we experience in the future related to our gene therapies will not cause significant delays or unanticipated costs, or that such development problems can be solved. The regulatory approval process for novel product candidates such as our gene therapies can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. There is no guarantee that our potential gene therapies will ever receive regulatory approval, that we will have the resources to develop these therapies, that we will recoup our investments made in gene therapies, that we will meet any projected timelines for development or that we will continue to pursue these therapies. Failure to continue research and development of our gene therapy product candidates could materially harm our product pipeline.
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
Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•reliance on the third party for regulatory compliance and quality assurance, including with their own vendors with which we do not have a contractual relationship;
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
The failure of any of our contract manufacturers to maintain high manufacturing standards could result in injury or death of clinical trial participants or patients using products. Such failure could also result in product liability claims, product recalls, product seizures or withdrawals, delays or failures in testing or delivery, cost overruns or other problems that could seriously harm our business, profitability, or reputation.
The FDA and regulatory authorities in other jurisdictions require our contract manufacturers to comply with cGMP regulations. These regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize, including Galafold®, Pombiliti® + Opfolda®, and our gene therapy product candidates. The FDA and other regulatory authorities may, and often will, require the inspection of our contract manufacturers in order to approve, or maintain the approval of, our products or product candidates, including Galafold® and Pombiliti® + Opfolda®. Different geopolitical situations or other unforeseeable events could impact the FDA, or other regulatory authorities, ability to timely inspect such contract manufacturers and such delays could materially harm our business and accuracy of our financial guidance projections.
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
The majority of our product candidates and commercial products, including Galafold® and Pombiliti®, are manufactured by single source third party manufacturers. If the third parties that we engage to manufacture our product candidates and our commercial products should cease to continue to do so for any reason, we likely would experience delays in advancing the development of our product candidates and continuing to commercialize our products while we identify and qualify replacement suppliers and we may be unable to obtain replacement suppliers on terms that are favorable to us or in a timely fashion. In addition, if we are not able to obtain adequate supplies of our product candidates, commercial products, or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and continue to commercialize our products and compete effectively.
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
We do not independently conduct clinical trials for our product candidates or certain preclinical development activities of our product candidates. We rely on third parties, such as contract research organizations ("CROs"), clinical data management organizations, medical institutions, clinical investigators, and collaboration partners to perform these functions. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.
Our reliance on these third parties for certain preclinical and clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. The FDA requires us to comply with standards, commonly referred to as Good Clinical Practices ("GCP"), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register certain ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within particular timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Similar GCP and transparency requirements apply in the E.U. and U.K. Failure to comply with such requirements, including with respect to clinical trials conducted outside the E.U., U.K., and U.S., can also lead regulatory authorities to refuse to take into account clinical trial data submitted as part of an MAA.
Furthermore, third parties that we rely on for our clinical development activities may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical development activities in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Our product development costs will increase if we experience delays in testing or obtaining marketing approvals.
We also rely on other third parties to obtain, store, and distribute drug supplies for our preclinical development activities and clinical trials. In addition, in some instances we are required to purchase clinical supplies from our competitors, who may refuse to allow this purchase or do so at prohibitively high prices. Any performance failure on the part of our distributors or inability to secure supply from our competitors could delay preclinical and clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.
Extensions, delays, suspensions, or terminations of our preclinical development activities or our clinical trials as a result of the performance of our independent clinical investigators and CROs will delay, and make more costly, regulatory approval for any product candidates that we may develop or acquire. Any change in a CRO during an ongoing preclinical development activity or clinical trial could seriously delay that trial and potentially compromise the results of the activity or trial.

We may not be successful in maintaining or establishing collaborations, which could adversely affect our ability to develop and, particularly in international markets, commercialize products.
We are collaborating with physicians, academic institutions, hospitals, patient advocacy groups, foundations, and government agencies in order to assist with the development of our products and each of our product candidates. We plan to pursue similar activities in future programs and plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies. We also may seek to establish collaborations for the sales, marketing, and distribution of our products in all or select geographies. If we elect to seek collaborators in the future but are unable to reach agreements with suitable collaborators, we may fail to meet our business objectives for the affected product or program. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document, and implement. We may not be successful in our efforts, if any, to establish and implement collaborations or other alternative arrangements. The terms of any collaboration or other arrangements that we establish, if any, may not be favorable to us.
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
•collaborators may fail to fulfill their contractual obligations;
•we may be unable to retain collaborators who are qualified to assist in the development and commercialization of our products or product candidates;
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
•we may grant rights to our collaborators to be the holder of any marketing authorizations in a jurisdiction, which could impact our ability to successfully commercialize our products;
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
Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished, or terminated.
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
We currently rely on the manufacturers of our products and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for our preclinical studies, clinical trials, and commercial supply and we rely, or will rely, on these or other manufacturers for commercial distribution of our products and, if and when we obtain marketing approval, for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such materials are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, geopolitical risk and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. We may enter into agreements to purchase certain materials and provide them to our manufacturers, with all the risks and uncertainties of supply associated with those purchases. If we or our manufacturers are unable to obtain these materials for our preclinical studies and clinical trials, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop and commercialize our product candidates. If our manufacturers or we are unable to purchase these materials for commercial distribution of our approved products, the commercial launch of our products and product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our products or product candidates.
Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization.
Manufacturing of our products and product candidates requires us or our manufacturing partners to conduct required stability and comparability testing. In the future we may identify impurities which could result in increased scrutiny by regulatory authorities, delays in our clinical programs and regulatory approval, increases in our operating expenses, or failure to obtain or maintain approval for our products or product candidates. We or our partners may also encounter product, packaging, equipment and process-related issues that may require refinement or resolution in order to successfully commercialize our products, proceed with planned clinical trials, or obtain regulatory approval for commercial marketing of our product candidates. New environmental laws or regulations in the various jurisdictions in which we operate may also impose additional requirements that impact the way our products are manufactured or packaged. Complying with such changes could be costly, and a failure to comply in a timely manner could lead to fines, penalties, or the inability to commercialize such products in those jurisdictions, materially impacting our revenue, cash flow, and financial guidance targets.

As noted above, we currently rely on WuXi, as the sole supplier of our biologic product, Pombiliti®. Accordingly, there is a risk that supplies of our product may be significantly delayed by, or may become unavailable as a result of, manufacturing, equipment, process, regulatory or business-related issues affecting that company. We may also face additional manufacturing and supply-chain risks due to the regulatory and political structure of the PRC, or as a result of the international relationship between the PRC and the U.S., including but not limited to potential new regulations and/or sanctions imposed by the U.S. government on the PRC or WuXi specifically, such as the contemplated BIOSECURE Act which, in its current form, would prohibit entities that receive federal funds from using biotechnology that is from a company associated with a foreign adversary, or any of the other countries in which our products are marketed. There is additional uncertainty as it is not known what actions, including the imposition of sanctions or tariffs, may be taken by the new presidential administration in the U.S. In addition, the out-breaks of illnesses in the PRC could impact operations at WuXi. Although currently there has been no impact on our ability to obtain supply of Pombiliti®., and we and WuXi have robust mitigation plans in place to the extent feasible based on the risk, there can be no assurance that operations would not be impacted in the future with a negative impact on supply of our product.
We are currently working with WuXi to develop a second manufacturing facility for Pombiliti® in Dundalk, Ireland. This facility will require substantial time and investment to ensure it meets applicable regulatory standards governing the manufacture of commercial pharmaceutical products. This facility may experience delays in getting approved or require an additional outlay of capital. There can be no guarantee that we will see any return on investment in the near term or ever.
We may encounter difficulties manufacturing our gene therapy which could impact timing and availability of clinical and commercial supply.
We may experience delays in developing a sustainable, reproducible and commercial-scale manufacturing process or transferring that process to commercial partners for our gene therapy product candidates. There is intense competition for limited commercial manufacturing capacity in gene therapy and for base materials, such as plasmids, necessary to the manufacturing of gene therapy products. We do not currently have our own gene therapy manufacturing capacity and rely instead on commercial manufacturing partners. There can be no assurance that needed capacity will be available or that these partners will continue to meet evolving regulatory standards. Any delay in securing supply of these materials and the manufacturing slots with commercial partners may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. In addition, the FDA and other regulatory bodies are continuing to evolve their guidance for gene therapy manufacturing and could impose rigorous requirements relating to the manufacturing and testing of clinical and commercial products that could add time, complexity, cost, and the risk that we or our manufacturing partners will be unable to meet these requirements.
Risks Related to our Financial Position
We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
To date, we have focused on developing and commercializing our first product, Galafold® and second therapy, Pombiliti® + Opfolda®, as well as our pipeline gene therapies. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Although the European Commission, PMDA, FDA, and other regulatory authorities have granted approval for Galafold®, for the treatment of adults with a confirmed diagnosis of Fabry disease and who have an amenable genetic variant, as well as Pombiliti® + Opfolda® for the treatment of adults with Pompe disease, and we are generating product sales, we continue to incur significant research, development, commercialization, manufacturing, and other expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception and may not be profitable on a non-GAAP or GAAP basis or achieve our year-to-year profitability or cash flow guidance.
We expect to continue to incur significant costs in the foreseeable future as we:
•continue our development and commercialization of our products and seek regulatory approvals for our product candidates in the U.S., E.U., U.K., Japan and other foreign countries, as applicable;
•conduct additional clinical trials to support the full approval of Galafold® in the U.S. and post-approval commitments or trials in the E.U. and other geographies;

•continue communicating with the EMA, as necessary, regarding post-marketing requirements and clinical trials for Galafold®;
•continue to or initiate the regulatory submission process for marketing approval of Galafold® and Pombiliti® + Opfolda® outside of the U.S. and E.U. and other foreign jurisdictions where approved, as applicable;
•build and maintain our commercial infrastructure so that it is capable of supporting product sales, marketing and distribution of Galafold® and Pombiliti® + Opfolda®, as well as our other product candidates in Europe, Japan, the U.S., or other territories in which we have received or may receive regulatory approval;
•continue our next-generation product research; and
•continue our rigorous prosecution and defense of our patent portfolio.
We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. We may also engage in various types of business development activities which could adversely impact our cash position or profitability projections. The size of our future losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become fully profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and potential future losses have had and will continue to have an adverse effect on our stockholders' equity and working capital.
We may never become profitable even though we currently generate revenue from the sale of products.
Our ability to generate material revenue and become profitable depends upon our ability to successfully commercialize our existing products and product candidates, or product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when any of these product candidates will generate revenue for us, if at all and we may not meet our current revenue, operating expense and profitability guidance. Our ability to generate revenue from our current or future products and product candidates depends on a number of factors, including our ability to:
•successfully complete development activities and obtain additional regulatory, pricing, and reimbursement approvals for, and continue to successfully commercialize, Galafold® and Pombiliti® + Opfolda®;
•complete regulatory submissions and obtain regulatory approval in target geographies for Pombiliti® + Opfolda®;
•develop and maintain a commercial organization capable of sales, marketing, and distribution for Galafold®, Pombiliti® + Opfolda®, and any product candidates we intend to market if approved, in the countries where we have chosen to commercialize the products ourselves, including the U.S., E.U., U.K., and Japan;
•manufacture commercial quantities of our products at acceptable cost levels;
•obtain a commercially viable price for our products;
•obtain coverage and adequate reimbursement from third parties, including government payors;
•successfully satisfy post-marketing requirements that the FDA, EMA, or other foreign regulatory authorities may impose for Galafold®, Pombiliti® + Opfolda®, or any of our other product candidates that may receive regulatory approval, including pediatric trials and patient registries;
•successfully develop or acquire new products and product candidates;
•successfully complete development activities, including the necessary pre-clinical studies and clinical trials, with respect to product candidates;
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
If we require substantial additional capital to fund our operations and fail to obtain necessary financing, we may be unable to complete the development and commercialization of our products and development and commercialization of our product candidates.
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
If additional funding is needed, we cannot be certain that such funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts, when required or on acceptable terms, we could also be required to:
•significantly delay, scale back, or discontinue the development or commercialization of our products or product candidates or one or more of our other research and development initiatives;
•seek collaborators for Galafold®, Pombiliti® + Opfolda®, or one or more of our current or future product candidates at an earlier stage than otherwise would be desirable, or on terms that are less favorable than might otherwise be available;
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
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the costs of commercialization activities, including maintaining sales, marketing, and distribution capabilities for Galafold®, Pombiliti® + Opfolda®, and any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;
•the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials for our product candidates and any other product candidates that we may in-license or acquire;
•the cost of manufacturing drug supply for our preclinical studies, clinical trials, and commercial supply, including the significant cost of manufacturing Pombiliti® + Opfolda® and our gene therapies;
•the outcome, timing, and cost of the regulatory approval process by the FDA, EMA, PMDA, and other foreign regulatory authorities, including the potential for regulatory authorities to delay approvals pending site inspections or requiring that we perform more studies than those that we currently anticipate for our products and product candidates;
•the outcome and timing of the reimbursement and pricing approvals by the applicable authorities in the jurisdictions we are seeking to commercialize our products;
•the activities of our competitors;

•the cost of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;
•the cost and timing of completion of existing or expanded commercial-scale outsourced manufacturing activities;
•the cost of defending any claims asserted against us or prosecuting any claims we may assert against others;
•the impact of, and cost of complying with new laws, rules, regulations or executive orders in the geographies in which we or our key manufacturers, suppliers and customers operate;
•the emergence of competing technologies and other adverse market developments;
•the impact of foreign exchange rates on our operating expenses and revenue projections; and
•the extent to which we acquire or invest in additional businesses, products, and technologies.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies, Galafold®, Pombiliti® + Opfolda®, or product candidates.
We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances, restructuring and licensing arrangements. We have an effective “shelf” registration statement on Form S-3 that allows us to issue securities in registered offerings as well as an available at-the-market financing facility that allows us to sell shares of our common stock through a placement agent at market prices. To the extent that we raise additional capital through the sale of equity, warrants or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt, receivables, and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders' ownership. The incurrence of additional indebtedness beyond our existing indebtedness with the Senior Secured Term Loan due 2029 could also result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to Galafold®, Pombiliti® + Opfolda® or our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
In October 2023, we entered into the Senior Secured Term Loan due 2029 for a $400 million credit facility with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, “Blackstone”), with an interest rate equal to a 3-month adjusted Term SOFR, subject to a 2.5% floor, plus 6.25% per annum that requires interest-only payments until late-2026 and matures in 2029. We received net proceeds of $387.4 million in October 2023, after deducting fees and expenses. There were no warrants or equity conversion features associated with the Senior Secured Term Loan due 2029, but Blackstone simultaneously made a $29.8 million investment in our common stock, net of offering costs. The Senior Secured Term Loan due 2029 contains a minimum liquidity covenant, tested monthly, and a minimum consolidated revenue covenant measured as of the previous four consecutive fiscal quarters over the term of the loan.
There can be no assurance that our cash and cash equivalents, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations or that we will have sufficient equity to satisfy these obligations. Our inability to generate sufficient funds to satisfy our debt payment obligations or remain in compliance with the debt covenants may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations.

Foreign currency exchange rate fluctuations could harm our financial results.
We conduct operations in many countries involving transactions denominated in a variety of currencies other than the U.S. dollar. The majority of our current Galafold® and Pombiliti® + Opfolda® revenue is derived from outside the U.S. Accordingly, changes in the value of currencies relative to the U.S. dollar may impact our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and net product sales denominated in foreign currencies. Fluctuations in currency exchange rates have had, and will continue to have, an impact on our results as expressed in U.S. dollars. We are not currently engaged in any foreign currency hedging activities and there can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations, financial condition and cash flows. Adverse fluctuations in currency exchange rates from the date of our outlooks could cause our actual results to differ materially from those anticipated in our outlooks and adversely impact our business, results of operations and financial condition.
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
As of December 31, 2024, we had U.S. federal and state net operating loss carry forwards ("NOLs") of approximately $1.1 billion and $1.0 billion, respectively. The federal carry forward for losses generated prior to 2018 will expire in 2031 through 2037. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the Tax Act. Most of the state net operating loss carry forwards generated prior to 2009 have expired through 2016. The remaining state net operating loss carry forwards including those generated in 2009 through 2024 will expire in 2028 through 2042. State research and development credits will expire 2024 through 2033. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past and could occur again in the future. Under Section 382, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership some of which are outside our control. We completed a detailed study of the NOLs for the tax year 2024 and determined that there was not an ownership change in excess of 50%. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently decrease the amount of state attributes and increase state taxes owed.
Our executive officers, directors and principal stockholders maintain the ability to exert significant influence and control over matters submitted to our stockholders for approval.
Our executive officers, directors and principal stockholders beneficially own shares representing approximately 51% of our common stock as of December 31, 2024. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence and control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
•patent authorities will not identify deficiencies in our patent applications and refuse to grant our patents; or
•outcome of any patent litigation, including Hatch-Waxman litigation involving Galafold®, or any possible future litigation involving Pombiliti® + Opfolda®, will demonstrate that our patents are valid and enforceable.
In addition, we cannot be assured that any of our pending patent applications will result in issued patents. In particular, we have filed patent applications in the U.S., the European Patent Office and other countries outside the U.S. that have not been issued as patents. These pending applications include, among others, some of the patent applications for Pombiliti® + Opfolda®, Galafold®, and our gene therapy platforms and product candidates. If patents are not issued in respect of our pending patent applications, we may not be able to stop competitors from marketing similar products in Europe and other countries in which we do not have issued patents.
In addition to patent protection outside of the U.S., we intend to seek orphan medicinal product designation of our product candidates and to rely on statutory data exclusivity provisions in jurisdictions outside the U.S. where such protections are available, including Europe. The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. We have multiple U.S. composition of matter patents covering Galafold® and multiple method of treatment patents issued and listed in the Orange Book. We have composition of matter, method of treatment, method of manufacture, formulation and other patents issued for Pombiliti® + Opfolda®. We also have several pending applications globally covering Galafold®, Pombiliti® + Opfolda® and our gene therapy product candidates. There can be no assurance that these applications will be allowed, that allowed applications will be issued, or that the scope of such patents, if they issue, will be sufficient to protect our products. Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. For our product candidates for which we do not hold composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method of use patents that we may hold. This type of patent does not limit a competitor from making and marketing products that are identical to our products that is labeled for an indication that is outside of the patented method, or for which there is a substantial use in commerce outside the patented method.
Additionally, physicians may prescribe such competitive identical products for indications other than the one for which the products have been approved, or off-label indications, that are covered by the applicable patents. Although such off-label prescriptions may infringe or induce infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.
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

Additionally, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office or become involved in opposition, derivation, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others, including U.S. Hatch-Waxman litigation. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Additionally, our products, or the technologies or processes used to formulate or manufacture those products may now, or in the future, infringe the patent rights of third parties. It is also possible that third parties will obtain patents or other proprietary rights that might be necessary or useful for the development, manufacture or sale of our products. We may need to obtain licenses for intellectual property rights from others and may not be able to obtain these licenses on commercially reasonable terms, if at all.

We are currently, and may become, involved in Hatch-Waxman litigation to protect or enforce our patents or other intellectual property, which could be expensive, time consuming, and unsuccessful.
There has been, and we expect that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Litigation, arbitrations, administrative proceedings and other legal actions with private parties and governmental authorities concerning patents and other intellectual property rights may be protracted, expensive and distracting to management. Competitors may sue us as a way of delaying the introduction of our drugs or to remove our drugs from the market. Any litigation, including litigation related to an ANDA, litigation related to 505(b)(2) applications, interference proceedings to determine priority of inventions, derivations proceedings, inter partes review, oppositions to patents in foreign countries, litigation against our collaborators or similar actions, may be costly and time consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements.
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
As part of the approval process for Galafold®, the FDA granted us a New Chemical Entity (“NCE”) exclusivity period during which other manufacturers’ applications for approval of generic versions of our product will not be approved. Generic manufacturers may challenge the patents protecting products that have been granted NCE exclusivity one year prior to the end of the NCE exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an ANDA, the application form typically used by manufacturers seeking approval of a generic drug. The sale of generic versions of Galafold® earlier than their patent expiration would have a significant negative effect on our revenues and results of operations. To seek approval for a generic version of a product having NCE status, a generic company may submit its ANDA to the FDA four years after the branded product’s approval.
Starting in October 2022, we received Paragraph IV Notice letters from Aurobindo Pharma Ltd. (along with their applicable affiliates, “Aurobindo”), Lupin Ltd. (along with their applicable affiliates, “Lupin”), and Teva Pharmaceutical, Inc. (along with their applicable affiliates “Teva”, and collectively Teva, Aurobindo and Lupin, the “generic manufacturers”) indicating that they have each submitted ANDAs to the FDA requesting permission to market and manufacture generic versions of Galafold®. They have challenged the validity of all or some of the patents listed in the Orange Book for Galafold®. We filed patent infringement lawsuits in the U.S. District Court for the District of Delaware within forty-five days of receiving each Paragraph IV Notice Letter against each of the generic manufacturers triggering a 30-month stay of FDA regulatory approval of each ANDA, and we intend to enforce and defend our intellectual property. Although we cannot predict with certainty the ultimate outcome of the foregoing actions, or any other litigation that we may have with generic manufacturers in the future, we may spend significant resources enforcing and defending our patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated, and the patent protection for Galafold® in the U.S. may be shortened. Further, if some or all the patents are invalidated, the FDA could approve the ANDAs to market and manufacture one or more generic versions of Galafold® in the U.S. prior to the expiration date of those patents. Moreover, we may be forced to settle litigation on terms that are unfavorable and result in sales of generic versions of Galafold® prior to expiration of our patents. The sale of generic version of Galafold® earlier than some or all Orange-Book listed patent expiration would have a significant negative effect on our revenues, projections of profitability and results of operations.
On October 15, 2024, we entered into a license agreement with Teva to resolve their ANDA litigation. Under the terms of the license, among other things, Teva received a non-exclusive, non-transferable, royalty-free, fully paid-up license to commercialize its generic version of Galafold® in the U.S., commencing on January 30, 2037, or earlier in certain circumstances. The license agreement was submitted to the Federal Trade Commission and the Department of Justice, pursuant to applicable law, for their review. As of December 31, 2024, the litigation against Aurobindo is continuing while the stipulated litigation stay remains in place for Lupin. The Company intends to continue to vigorously defend its patent rights, both domestically and internationally; however, the outcome of such matters cannot be predicted with certainty.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
Our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, including Galafold® or Pombiliti® + Opfolda®, may infringe or be accused of infringing one or more claims of an issued patent or may fall within the scope of one or more claims in a published patent application that may subsequently issue and to which we do not hold a license or other rights. Third parties may own or control these patents or patent applications in the U.S. and abroad. These third parties could bring claims that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we or they could be forced to stop or delay research, development, manufacturing or sales of the products or product candidate that is the subject of the suit.
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
In order to avoid or settle potential claims with respect to any patent rights of third parties, we may choose or be required to seek a license from a third party and be required to pay license fees, royalties, or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. Such a result would harm our business significantly.
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
If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs, be a distraction to management, and divert time and resources away from other value-driving pursuits.
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
There is no guarantee that our trademark applications will be allowed for registration, or that our registered trademarks will be maintained or enforced. During trademark registration proceedings we may also receive rejections and, although we are given an opportunity to respond to these rejections, we may be unsuccessful in overcoming such rejections. In addition, in the U.S. Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.
Risks Related to Employment, Sustainability and Governance Matters
Our future success depends on our ability to retain our Chief Executive Officer and other key personnel and to attract, retain and motivate qualified personnel.
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
Recruiting and retaining qualified scientific, clinical, technical operations, and sales and marketing personnel will also be critical to our success. In addition, maintaining a qualified finance and legal department is key to our ability to meet our regulatory obligations as a public company and important in any potential business development or capital raising activities. Our industry has experienced a high rate of turnover in recent years. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, particularly in New Jersey, Philadelphia, and their surrounding areas. Although we believe we offer competitive salaries and benefits, we may have to increase spending in order to retain personnel. If we fail to retain our qualified personnel or replace them when they leave, we may be unable to recruit replacements without increased expense, if at all, or continue our development and commercialization activities.

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
As of December 31, 2024, we had 499 full-time employees. As our development and commercialization strategies evolve, we will need additional managerial, operational, sales, marketing, financial, technical operations and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates, and we may not be able to replace key personnel in the event of turnover. Future growth would impose significant added responsibilities on members of management, including:
•managing the development and commercialization of any products or product candidates approved for marketing;
•managing our efforts to expand the patient population and indications of our products or of any product candidates for which we receive approval; successfully executing on our label expansion endeavors for any products or product candidates approved for marketing;
•overseeing our ongoing or future preclinical studies and clinical trials effectively, including the Galafold® clinical trials required under the accelerated approval regulations;
•identifying, recruiting, maintaining, motivating and integrating additional employees, including any sales and marketing personnel engaged in connection with the commercialization of any approved product;
•managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•managing any business development activities and successfully integrating any acquired assets or businesses;
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

Our employees, independent contractors, principal investigators, CROs, consultants, agents, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.
We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants, agents and vendors may engage in fraudulent conduct, harassment or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates:
•the FDA or similar regulations of foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities;
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
In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, bribery and corruption and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, implemented a robust Enterprise Risk Management Program, have extensive Board of Directors oversight, and conduct comprehensive training, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material adverse effect on our business and results of operations, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.
If our enterprise risk program, global risk committee and other compliance methods are not effective, our business, financial condition and operating results may be adversely affected.
Our ability to identify, manage and respond to the various risks related to our business is largely dependent on our established and maintained compliance, risk, audit and reporting systems and procedures. The Board of Directors has ultimate responsibility for risk oversight of the company and carries out this duty through its various committees. Our Audit and Compliance Committee, Nominating and Corporate Governance Committee, Compensation and Leadership Development Committee and Science and Technology Committee have each been delegated oversight authority by the Board of Directors with respect to issues in their applicable areas of expertise. These committees are responsible for identifying, monitoring and reporting areas of concern to the full Board of Directors. At the company level, our senior management team similarly monitors risk through the Global Risk Committee. Membership of the Global Risk Committee consists primarily of key department heads who are asked to bring to such committee relevant items for discussion that they or their teams have identified at the numerous sub-committees these individuals chair or attend. The Global Risk Committee then uses this information to develop an Enterprise Risk Management Program, which identifies key risks, develops mitigation strategies for these risks, and reports material developments directly to the Audit and Compliance Committee on a quarterly basis, and the full Board of Directors on a yearly basis. Our international business segment also has its own companion committee which operates in substantially the same way as the Global Risk Committee, reporting key risks to the Global Risk Committee for inclusion in the Enterprise Risk Management Program.
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
The increased focus on environmental emissions reporting by investors, governmental bodies and other stakeholders, as well as existing and proposed laws related to these topics, may adversely affect our business and reputation.
Companies are being increasingly judged by not just their financial performance, but, for those companies with substantial operations outside the U.S., also on business sustainability measures. These matters include, among others, (i) the company’s efforts, contributions to, or impacts on climate change, (ii) ethics and compliance with law, and (iii) the role of the company’s board of directors in supervising various sustainability issues. Additionally, in the healthcare, pharmaceutical and life sciences industries, the public’s ability to access our medicines is of particular importance.
Investment in funds that specialize in companies that perform well in these assessments are increasingly popular, and major institutional investors and advisors have publicly emphasized the importance of such measures to their investment decisions and recommendations. Investors who are focused on these matters may seek enhanced sustainability disclosures or to implement policies adverse to our business, and there can be no assurances that stockholders will not advocate, via proxy contests, media campaigns or other public or private means, for us to make corporate governance changes or engage in certain corporate actions.
Additionally, we are subject to an increasing number of laws and regulations promulgated by multiple countries and jurisdictions, including the U.S., E.U., and U.K., that require new and expansive climate-related disclosures, emissions tracking as it relates to both us and our supply chain partners, and, in certain jurisdictions, changes to our operations to ensure compliance with product packaging, energy consumption, and other country-specific environmental initiatives. In anticipation of these rules and regulations, we have convened a cross-functional, global climate task force, which reports to our Nominating and Corporate Governance Committee, and engaged external resources to develop and maintain new reporting and data collection processes and procedures. For many of these climate-related laws and regulations, compliance timelines are based on a combination of factors such as employee population size, yearly turnover, or total assets. As such, our estimated compliance dates are based on internal forecasts and projections that may change as our business continues to grow and evolve.
Compliance with any such new laws or regulations will be costly, time consuming, and, as a global commercial organization, require expenditure of our limited resources to be in compliance with the various standards across the jurisdictions in which we operate. Moreover, there can be no guarantee that we will be able to timely comply with such laws and regulations. Failure to adequately meet these new and upcoming disclosure requirements may affect the manner and locations in which we choose to conduct our business and could adversely affect our profitability and returns to our investors.
Our business may be impacted by actions of the new U.S. administration, including Executive Orders, policies, new legislation, and judicial decisions
The impact of the new U.S. administration is currently unknown. However, actions of the administration may cause us to change our business operations, with an unknown impact to our stakeholders, including patients, healthcare providers, and employees. Failure to comply with new administration actions could expose the company to litigation or other government actions. There can be no assurance that our compliance with new administration actions will provide sufficient mitigation.
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

In addition, cybersecurity threats and reported incidents are increasing in their frequency, sophistication and intensity, including as a result of ongoing military conflicts, certain U.S. foreign relations, and increased remote work arrangements, and are becoming increasingly difficult to detect, particularly when they impact vendors, customers or suppliers, and other companies in our supply chain. Cybersecurity threats or incidents may include the deployment of malware via emails disguised to look legitimate or the use of social engineering to obtain employee access credentials to the company’s computer network and systems, as well as various other schemes and approaches designed to breach company cyber defenses. Once access has been obtained, the illegitimate actor can steal sensitive information, install ransomware requiring a large financial outlay to recover company systems and files, or wreak havoc in a variety of different and creative ways. While we have robust detection, mitigation, response and recovery protocols in place, there is no guarantee that these will be effective in preventing disruptions to our operations and adequately safeguard confidential, proprietary or sensitive information from misappropriation or corruption. Our key business partners, manufacturers and vendors face these same risks and a successful attack on their systems could have a similar negative impact to our business and operations. Moreover, SEC reporting requirements mandate specific disclosures in the event of a material cybersecurity incident. As such, we may have to report certain incidents that could result in reputational harm and loss of investor, customer and patient confidence even if our cybersecurity defenses are ultimately effective in staving off such incidents. To date and to our knowledge, we have not experienced a material cybersecurity incident.
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
There are also significant risks involved in developing and deploying AI, and there can be no assurance that the usage of AI will enhance our products or the development of our product candidates or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI, could subject us to risks related to harmful content, inaccuracies, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws will apply to content generated by AI. We are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.
AI’s rapid development is the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their intellectual property, cybersecurity, data protection and other laws to AI, and/or are considering general legal frameworks on AI. We may not be able to timely comply with these frameworks and, if such regulatory actions are contrary to our use of AI, they may require us to expend our limited resources to adjust our use of AI accordingly.
We may acquire or divest assets or businesses, or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders' ownership, increase our debt, or cause us to incur significant expense.
As part of our business strategy, we may continue to pursue acquisitions or licenses of assets or businesses, or strategic alliances and collaborations, to expand our existing technologies and operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all despite a substantial outlay of resources in pursuing such transactions, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations, and cash flows. We may not be able to find suitable acquisition or licensing candidates, and if we make any acquisitions, we may not be able to, the extent applicable, successfully complete any on-going or future clinical trials to obtain the data necessary for regulatory approval or, if already approved, successfully commercialize such acquisition to the extent forecasted or otherwise expected. Additionally, integration of such acquisitions into our existing business may lead to the incurrence of additional debt, issuance of equity, or assumption of unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.
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
Additionally, trade policies and geopolitical disputes (including as a result of PRC-Taiwan relations) and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where we source our components or raw materials. Tensions between the U.S. and PRC have led to a series of tariffs being imposed by the U.S. on imports from PRC mainland, as well as other business restrictions. Tariffs increase the costs of the components and raw materials we source. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain. As these tensions continue to rise, more targeted approaches by the U.S. or Chinese governments on certain products, industries or companies (including WuXi, a sole supplier of one of our products) could significantly impact our ability to effectively manufacture and distribute our products, including Pombiliti® + Opfolda®, materially impacting our ability to meet patient demands or financial forecasts. With the new presidential administration in the U.S., additional and higher tariffs may be imposed on goods imported from PRC and other countries which could increase the cost of goods needed to commercialize our products and continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.
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
Significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, may have a material adverse effect on our business and financial statements.
As a biotechnology company dedicated to discovering, developing, and delivering novel medicines for patients with rare diseases, we operate in a highly regulated space, sourcing products and delivering our medicines around the world. As such, we are sensitive to governmental changes that affect the regulatory pathway, and approval status, of our medicines, as well as our ability to effectively, and in a cost-efficient manner, produce and distribute these medicines. Our pricing and reimbursement strategy considers, among other things, the cost of bringing a particular treatment to market and the cost of goods incurred to produce the final product. Accordingly, significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers operate, can materially adversely affect our business and financial statements. The new presidential administration has indicated a number of potential reforms that could have a material adverse effect on our business, future revenue, and results of operations, including changes impacting the FDA and the scope of its authority, imposition of significant tariffs on numerous countries (including the PRC, which is currently the sole supplier of Pombiliti®), and other, unforeseen developments that typically accompany a new presidential administration While it is impossible to predict future legislative or administrative actions, similar trade restrictions and regulatory changes could result in additional requirements for commercialization for our approved products and development of our product candidates, an increase in the cost of goods required to make our medicines, or otherwise impair, impede or frustrate our ability to deliver medicines globally.

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered on Form S-8 registration statements all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. In addition, certain of our employees, executive officers and directors have entered into, or may enter into, Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer or director. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers and directors may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information. In September 2021, we entered into a securities purchase agreement with an investor for the private placement of, among other things, pre-funded warrants to purchase an aggregate of 8,349,705 shares of common stock, at a purchase price of $10.17 per pre-funded warrant. Each pre-funded warrant, some of which have been exercised, has an initial exercise price of $0.01 per share and is exercisable at any time after its original issuance at the option of each holder, in such holder’s discretion, by (i) payment in full in immediately available funds of the initial exercise price for the number of shares of common stock purchased upon such exercise or (ii) a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. In November 2022, we announced an "at-the-market offering" under which we may offer and sell shares of our common stock having an aggregate offering amount of up to $250,000,000. Finally, in October 2023, we entered into a securities purchase agreement with Blackstone for the private placement of 2,467,104 shares of our common stock, at a purchase price of $12.16 per share.
We may fail to qualify for continued listing on The NASDAQ Global Market which could make it more difficult for investors to sell their shares.
Our common stock is listed on The NASDAQ Global Market ("NASDAQ"). As a NASDAQ listed company, we are required to satisfy the continued listing requirements of NASDAQ for inclusion in the Global Market to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share and stockholders' equity of at least $10.0 million. There can be no assurance that we will be able to maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we could face significant material adverse consequences, including:
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
Governance
The Board has delegated their oversight of cybersecurity to the Company’s Audit and Compliance Committee which oversees the entire ERMP process. As detailed above, cybersecurity is a standing agenda topic for the Audit and Compliance Committee which receives regular presentations and reports from the Company’s CIO on cybersecurity risks, detection protocols, disaster recovery readiness, the threat environment, recent developments in the cybersecurity space (including known incidents affecting the Company or key Company suppliers), evolving standards, vulnerability assessments, third-party and independent reviews, technological trends and information security considerations arising with respect to the Company’s peers and third parties. Under the current cybersecurity framework, the Audit and Compliance Committee receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident. The Audit and Compliance Committee will keep the full board informed, as may be appropriate, until any such threat has been addressed to their satisfaction. Additionally, cybersecurity is also a standing agenda topic for the Global Risk Committee, with periodic updates to the Executive Committee.
The CIO, in coordination with the Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer, Chief Legal Officer, and Chief People Officer works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams, comprised of our cybersecurity experts, are deployed throughout the Company to identify and address cybersecurity threats and to respond to cybersecurity incidents. The CIO has served in various leadership roles in information technology and information security for over 24 years, including serving as the vice president of information technology, with direct responsibility over the cyber security program, for a large publicly-traded company and as the chief information security officer of several large healthcare organizations. The CIO holds a Certified Information Systems Security Professional certification, an undergraduate degree in engineering, an MBA and a PhD in engineering.

Item 2.    PROPERTIES
The following table contains information about our current significant leased properties as of December 31, 2024.

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
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock has been traded on the NASDAQ Global Market under the symbol "FOLD" since May 31, 2007. Prior to that time, there was no public market for our common stock. The closing price for our common stock as reported by the NASDAQ Global Market on February 10, 2025 was $9.64 per share. As of February 10, 2025, there were 14 holders of record of our common stock.
Dividends
We have never declared or paid any dividends on our capital stock. We currently intend to retain any future earnings to finance the development and growth of our business. We do not intend to declare or pay cash dividends to our stockholders in the foreseeable future.
Recent Sales of Unregistered Securities
None.

Performance Graph
The following performance graph compares the cumulative total return on our common stock during the last five fiscal years with the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index during the same period. The graph shows the value at the end of each of the last five fiscal years of $100 invested in our common stock. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Amicus Therapeutics, Inc.	$100	$237	$119	$122	$146	$97
NASDAQ Composite	$100	$144	$174	$116	$165	$215
NASDAQ Biotechnology	$100	$126	$125	$110	$118	$114
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2024 through October 31, 2024	39,319	$10.38	—	—
November 1, 2024 through November 30, 2024	20,565	$10.62	—	—
December 1, 2024 through December 31, 2024	20,447	$9.36	—	—
Total	80,331	$10.18	—	—
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

Consolidated Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report. The following section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which comparisons are hereby incorporated by reference.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table provides selected financial information of our operations:

	Years ended December 31,
(in thousands)	2024	2023	Change
Net product sales	$528,295	$399,356	$128,939
Cost of goods sold	52,943	37,326	15,617
Cost of goods sold as a percentage of net product sales	10.0%	9.3%	0.7%
Operating expenses:
Research and development	109,362	152,381	(43,019)
Selling, general, and administrative	323,379	275,270	48,109
Changes in fair value of contingent consideration payable	—	2,583	(2,583)
Loss on impairment of assets	—	1,134	(1,134)
Restructuring charges	9,188	—	9,188
Depreciation and amortization	8,547	7,873	674
Other (expense) income:
Interest income	5,407	7,078	(1,671)
Interest expense	(49,598)	(50,149)	551
Loss on extinguishment of debt	—	(13,933)	13,933
Other expense	(9,441)	(15,886)	6,445
Income tax expense	(27,350)	(1,483)	(25,867)
Net loss attributable to common stockholders	$(56,106)	$(151,584)	$95,478
Net Product Sales. Net product sales increased $128.9 million during the year ended December 31, 2024 compared to the prior year. The increase was primarily due to both the continued growth of Galafold® in Europe and the U.S. as well as the launch of Pombiliti® + Opfolda® in Europe and the U.S.
Cost of goods sold. Cost of goods sold includes manufacturing costs for our commercial products as well as royalties associated with net product sales of Galafold®. Cost of goods sold as a percentage of net product sales increased 0.7% primarily due to inventory write-offs associated with validation efforts during the first quarter of 2024.

Research and Development Expense. The following table summarizes our principal product development programs for each product candidate in development, and the out-of-pocket, third-party expenses incurred with respect to each product candidate:

(in thousands)	Years ended December 31,
Projects	2024	2023
Third-party direct project expenses
Galafold® (Fabry Disease)	$9,298	$12,928
Pombiliti® + Opfolda® (Pompe Disease)	45,215	58,826
Pre-clinical and other programs	2,437	2,553
Total third-party direct project expenses	56,950	74,307
Other project costs		1
Personnel costs	41,405	62,492
Other costs	11,007	15,582
Total other project costs	52,412	78,074
Total research and development costs	$109,362	$152,381
The $43.0 million decrease in research and development costs was primarily driven by our Pombiliti® + Opfolda® commercial launch, decreasing both clinical spend and the number of employees supporting research and development efforts.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $48.1 million, primarily driven by personnel costs resulting from an increase in the number of employees to support our commercial launch activities, external costs required to support the manufacture and sale of our commercial products, and third-party professional fees.
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
Other (Expense) Income. The $6.4 million variance was primarily related to the movement in foreign exchange rates caused by remeasurement of foreign-denominated balances.
Income Tax Expense. The income tax expense for the year ended December 31, 2024 was $27.4 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the mix of pre-tax earnings among the many jurisdictions in which we operate and differences in the timing of the recognition of such earnings under the relevant accounting standards and tax rules.

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
Revenue Recognition
Our net product sales consist of sales of Galafold® for the treatment of Fabry disease and Pombiliti® + Opfolda® for the treatment of Pompe disease. We have recorded revenue on sales where our products are available either on a commercial basis or through a reimbursed early access program. Orders for our products are generally received from distributors and pharmacies with the ultimate payor often a government authority.
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
Sources of Liquidity
In November 2022, we entered into a Sales Agreement with Goldman Sachs & Co. LLC to create an at-the-market equity program ("ATM program"), pursuant to which we may offer to sell shares of our common stock having aggregate offering gross proceeds of up to $250.0 million. During the year ended December 31, 2024, we issued and sold an aggregate of 1,732,204 shares through our ATM program at a weighted-average public offering price of $11.69 per share, resulting in net proceeds of $19.6 million. As of December 31, 2024, an aggregate of $164.2 million worth of shares remain available to be issued and sold under the ATM program.
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

Cash Flow Discussion
As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $249.9 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the year ended December 31, 2024 was $33.9 million. The components of net cash used in operations included the net loss for the year ended December 31, 2024 of $56.1 million and the net change in operating assets and liabilities of $98.9 million partially offset by $84.9 million of stock compensation and $36.3 million of other non-cash adjustments. The change in operating assets was primarily due to an increase in inventory of $73.7 million to support our continued commercial growth, an increase in accounts receivable of $19.5 million, and a decrease in accounts payable and accrued expenses of $16.5 million associated with timing of payments, partially offset by an decrease in prepaid expenses and other current assets by $14.0 million.
Net cash used in operations for the year ended December 31, 2023 was $69.1 million. The components of net cash used in operations included the net loss for the year ended December 31, 2023 of $151.6 million and the net change in operating assets and liabilities of $48.0 million offset by $86.1 million of stock compensation and $44.4 million of other non-cash adjustments. The change in operating assets was primarily due to increases in inventory of $44.6 million, an increase in accounts receivable of $20.1 million associated with increased commercial sales, and an increase in prepaid and other current assets of $8.1 million primarily associated with tax prepayments. The net cash used in operations was also impacted by an increase in accounts payable and accrued expenses of $49.2 million, associated with accrued interest due to timing, inventory purchases to support our continued commercial growth, personnel costs, and an increase in sales rebates associated with increased commercial sales.
Net Cash Used in (Provided by) Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $0.6 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash used in investing activities reflects $114.8 million for the purchase of marketable securities and $3.6 million for capital expenditures, partially offset by $117.8 million for the sale and redemption of marketable securities.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 was $5.1 million. Net cash provided by financing activities primarily reflects $19.6 million of net proceeds from the issuance of shares in connection with our ATM program and $7.7 million in proceeds from the exercise of stock options, partially offset by $22.0 million for payments of employee withholding taxes related to restricted stock unit vesting.
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
•the costs associated with, and our ability to comply with, emerging sustainability standards, including climate reporting requirements at the local, state and national levels, especially abroad;
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
Contractual Obligations and Commitments
As of December 31, 2024, remaining maturities, including expected interest payments through maturity, on our Senior Secured Term Loan due 2029 were $548.3 million. Refer to "— Note 11. Debt," to the Consolidated Financial Statements for more information.
We are lessees to various operating leases for facilities and equipment. As of December 31, 2024, our undiscounted cash liabilities for operating leases were $81.0 million, with maturities ranging up through fiscal 2034. Refer to “— Note 12. Leases,” to the Consolidated Financial Statements for more information.
In connection with our collaboration agreement with GlaxoSmithKline ("GSK"), pursuant to which we obtained global rights to develop and commercialize Galafold® as a monotherapy and in combination with ERT for Fabry disease, GSK is eligible to receive post-approval and sales-based milestones up to $40 million, as well as tiered royalties in the mid-teens in eight major markets outside the U.S. As of December 31, 2024, remaining milestones under this agreement were $8.5 million. Refer to "— Note 14. Collaborative Agreements," to the Consolidated Financial Statements for more information.
We have a number of binding minimum purchase and manufacturing commitments due to our third-party manufacturers. As of December 31, 2024, these purchase and manufacturing obligations totaled $179.7 million, of which $102.7 million and $77.0 million are expected in 2025 and 2026, respectively. Contracts for which our commitment is variable, based on volumes, with no fixed minimum quantities, and contracts that can be canceled without payment penalties have been excluded. These purchase obligations are in addition to amounts recorded on our December 31, 2024 Consolidated Balance Sheets.
We have no off-balance sheet arrangements as of December 31, 2024 and 2023.
Recent Accounting Pronouncements
Please refer to "— Note 2. Summary of Significant Accounting Policies," in our Notes to the Consolidated Financial Statements.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents, and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, asset backed securities, and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $0.4 million as of December 31, 2024. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.
We are exposed to interest rate risk with respect to variable rate debt. At December 31, 2024, we had a $400 million Senior Secured Term Loan due 2029 that bears interest at a rate equal to the 3-month Term Secured Overnight Financing Rate ("SOFR"), subject to a 2.5% floor, plus a Term SOFR adjustment of 0.26161% and a margin of 6.25% per year. We entered into this loan in October of 2023, and simultaneously used proceeds from the Senior Secured Term Loan due 2029 and the private placement to prepay the Senior Secured Term Loan due 2026. We do not currently hedge our variable interest rate debt. The annual average variable interest rate for our variable rate debts during the year ended December 31, 2024 was 11.7%. A hypothetical 100 basis point increase or decrease in the average interest rate on our variable rate debts would result in $4.1 million change in the interest expense as of December 31, 2024.

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, primarily in British pounds ("GBP"). We are not currently engaged in any foreign currency hedging activities. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and net product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates may be partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. Based on our foreign currency denominated exposures as of December 31, 2024, we believe that a near-term 10% fluctuation of the USD to GBP exchange rate could result in a potential change in the fair value of our net GBP denominated assets and liabilities of approximately $57.4 million.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report. This report appears on the following page.
Dated February 19, 2025

/s/ BRADLEY L. CAMPBELL	/s/ SIMON HARFORD
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amicus Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amicus Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amicus Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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
February 19, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amicus Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amicus Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

To test the revenue adjustments related to sales discounts and rebates our procedures included, among others, assessing the terms of the arrangement, evaluating the methodology used, testing the significant inputs, and the completeness, accuracy and relevance of the underlying data used by management in its calculations. We inspected significant sales contracts and agreements that include the contractual rights to discounts and rebates and tested credit memos issued during the year and subsequent to year end. In addition, we assessed the historical accuracy of management’s calculations against actual results.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2003.
Iselin, New Jersey
February 19, 2025

Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$213,752	$246,994
Investments in marketable securities	36,194	39,206
Accounts receivable	101,099	87,632
Inventories	118,782	59,696
Prepaid expenses and other current assets	34,909	49,533
Total current assets	504,736	483,061
Operating lease right-of-use assets, net	22,278	26,312
Property and equipment, less accumulated depreciation of $28,775 and $25,429 at December 31, 2024 and 2023, respectively	29,383	31,667
Intangible assets, less accumulated amortization of $5,802 and $2,510 at December 31, 2024 and December 31, 2023, respectively	17,198	20,490
Goodwill	197,797	197,797
Other non-current assets	13,641	18,553
Total Assets	$785,033	$777,880
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,947	$15,120
Accrued expenses and other current liabilities	127,300	144,245
Operating lease liabilities	8,455	8,324
Total current liabilities	148,702	167,689
Long-term debt	390,111	387,858
Operating lease liabilities	45,078	48,877
Other non-current liabilities	7,097	13,282
Total liabilities	590,988	617,706
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 299,041,653 and 293,594,209 shares issued and outstanding at December 31, 2024 and 2023, respectively	2,944	2,918
Additional paid-in capital	2,926,115	2,836,018
Accumulated other comprehensive gain (loss):
Foreign currency translation adjustment	5,302	5,429
Unrealized loss on available-for-sale securities	(207)	(188)
Warrants	71	71
Accumulated deficit	(2,740,180)	(2,684,074)
Total stockholders' equity	194,045	160,174
Total Liabilities and Stockholders' Equity	$785,033	$777,880
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years ended December 31,
	2024	2023	2022
Net product sales	$528,295	$399,356	$329,233
Cost of goods sold	52,943	37,326	38,599
Gross profit	475,352	362,030	290,634
Operating expenses:
Research and development	109,362	152,381	276,677
Selling, general, and administrative	323,379	275,270	213,041
Changes in fair value of contingent consideration payable	—	2,583	1,078
Loss on impairment of assets	—	1,134	6,616
Restructuring charges	9,188	—	—
Depreciation and amortization	8,547	7,873	5,342
Total operating expenses	450,476	439,241	502,754
Income (loss) from operations	24,876	(77,211)	(212,120)
Other (expense) income:
Interest income	5,407	7,078	3,024
Interest expense	(49,598)	(50,149)	(37,119)
Loss on extinguishment of debt	—	(13,933)	—
Other (expense) income	(9,441)	(15,886)	4,176
Loss before income tax	(28,756)	(150,101)	(242,039)
Income tax (expense) benefit	(27,350)	(1,483)	5,471
Net loss attributable to common stockholders	$(56,106)	$(151,584)	$(236,568)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.18)	$(0.51)	$(0.82)
Weighted-average common shares outstanding — basic and diluted	304,380,502	295,164,515	289,057,198
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2024	2023	2022
Net loss	$(56,106)	$(151,584)	$(236,568)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment (loss) gain	(127)	17,418	(17,240)
Unrealized (loss) gain on available-for-sale securities	(19)	(72)	154
Other comprehensive (loss) gain	(146)	17,346	(17,086)
Comprehensive loss	$(56,252)	$(134,238)	$(253,654)

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	278,912,800	$2,808	$2,595,419	$83	$4,981	$(2,295,922)	$307,369
Stock options exercised, net	656,377	7	4,303	—	—	—	4,310
Vesting of restricted stock units, net of taxes	1,539,096	—	(11,490)	—	—	—	(11,490)
Stock-based compensation	—	—	76,512	—	—	—	76,512
Unrealized gain on available-for-sale securities	—	—	—	—	154	—	154
Foreign currency translation adjustment	—	—	—	—	(17,240)	—	(17,240)
Net loss	—	—	—	—	—	(236,568)	(236,568)
Balance at December 31, 2022	281,108,273	2,815	2,664,744	83	(12,105)	(2,532,490)	123,047
Stock options exercised, net	1,357,945	14	10,247	—	—	—	10,261
Issuance of shares in connection with at-the-market offering, net of issuance costs	5,244,936	52	63,056	—	—	—	63,108
Common stock issued from private placement, net of offering costs	2,467,104	25	29,802	—	—	—	29,827
Vesting of restricted stock units, net of taxes	2,195,851	—	(17,920)	—	—	—	(17,920)
Stock-based compensation	—	—	86,077	—	—	—	86,077
Warrants exercised	1,220,100	12	12	(12)	—	—	12
Unrealized loss on available-for-sale securities	—	—	—	—	(72)	—	(72)
Foreign currency translation adjustment	—	—	—	—	17,418	—	17,418
Net loss	—	—	—	—	—	(151,584)	(151,584)
Balance at December 31, 2023	293,594,209	2,918	2,836,018	71	5,241	(2,684,074)	160,174
Stock options exercised, net	962,064	9	7,668	—	—	—	7,677
Issuance of shares in connection with at-the-market offering, net of issuance costs	1,732,204	17	19,549	—	—	—	19,566
Vesting of restricted stock units, net of taxes	2,753,176	—	(22,025)	—	—	—	(22,025)
Stock-based compensation	—	—	84,905	—	—	—	84,905
Unrealized loss on available-for-sale securities	—	—	—	—	(19)	—	(19)
Foreign currency translation adjustment	—	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	—	(56,106)	(56,106)
Balance at December 31, 2024	299,041,653	$2,944	$2,926,115	$71	$5,095	$(2,740,180)	$194,045
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(56,106)	$(151,584)	$(236,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	2,262	2,616	2,634
Depreciation and amortization	8,547	7,873	5,342
Stock-based compensation	84,905	86,077	76,512
Loss on extinguishment of debt	—	13,933	—
Non-cash changes in the fair value of contingent consideration payable	—	2,583	1,078
Foreign currency remeasurement loss	16,234	19,613	6,121
Non-cash deferred taxes	—	(4,939)	9
Asset impairment charges and other asset write-offs	9,210	2,727	18,177
Changes in operating assets and liabilities:
Accounts receivable	(19,484)	(20,108)	(17,330)
Inventories	(73,652)	(44,614)	(5,343)
Prepaid expenses and other current assets	13,961	(8,062)	(6,194)
Accounts payable, accrued expenses, and other current liabilities	(16,520)	49,195	(6,377)
Other non-current assets and liabilities	(3,248)	(3,054)	(4,636)
Payment of contingent consideration	—	(21,347)	—
Net cash used in operating activities	$(33,891)	$(69,091)	$(166,575)
Investing activities
Sale and redemption of marketable securities	117,779	197,227	335,926
Purchases of marketable securities	(114,786)	(91,723)	(243,255)
Capital expenditures	(3,553)	(7,440)	(3,766)
Proceeds from sale of assets	—	—	3,411
Net cash (used in) provided by investing activities	$(560)	$98,064	$92,316
Financing activities
Proceeds from the issuance of shares in connection with at-the-market offering, net of issuance costs	19,566	63,108	—
Proceeds from equity financing, net of issuance costs	—	29,827	—
Withholding taxes paid on vested restricted stock units	(22,025)	(17,920)	(11,490)
Proceeds from stock options exercised, net	7,677	10,261	4,310
Proceeds from warrants exercised, net	—	12	—
Payment of long-term debt	—	(408,043)	—
Proceeds from long-term debt, net of issuance costs	—	387,360	—
Payment of contingent consideration	—	(2,653)	—
Payment of finance leases	(97)	(275)	(283)
Net cash provided by (used in) financing activities	$5,121	$61,677	$(7,463)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(4,031)	$6,312	$(14,619)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(33,361)	96,962	(96,341)
Cash, cash equivalents, and restricted cash at the beginning of the year	250,077	153,115	249,456
Cash, cash equivalents, and restricted cash at the end of the year	$216,716	$250,077	$153,115

	Years ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information
Tenant improvements paid through lease incentive	$315	$105	$—
Cash paid during the period for interest	$58,960	$36,090	$34,358
Capital expenditures unpaid at the end of period	$103	$868	$1,141
Cash paid for income taxes	$8,214	$8,525	$1,609
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements

1. Description of Business
Amicus Therapeutics, Inc. (the "Company") is a global, patient-dedicated biotechnology company focused on discovering, developing, and delivering novel medicines for rare diseases. The Company seeks to deliver the highest quality therapies that have the potential to obsolete current treatments, provide significant benefits to patients, and be first- or best-in-class. The Company's two marketed therapies are Galafold®, the first oral monotherapy for people living with Fabry disease who have amenable genetic variants, and Pombiliti® + Opfolda®, a novel two-component treatment for adults living with late-onset Pompe disease.
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
The Company had an accumulated deficit of $2.7 billion as of December 31, 2024 and anticipates incurring losses into the second half of 2025. The Company has historically funded its operations through stock offerings, product revenues, debt issuances, collaborations, and other financing arrangements.
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
The Company is subject to credit risk from its accounts receivable primarily related to its product sales of Galafold®. The Company's accounts receivable at December 31, 2024 have arisen from product sales primarily in Europe, the U.S., and Japan. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of December 31, 2024, the Company's allowance for doubtful accounts was $3.0 million.
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Revenue Recognition
The Company has recorded revenue on sales where its products are available either on a commercial basis or through a reimbursed early access program. Product orders are generally received from distributors and pharmacies, with the ultimate payor often a government authority. In 2024, one customer accounted for 26% of net product sales and 18% of accounts receivable from product sales while another customer accounted for 13% of accounts receivable from product sales. In 2023, one customer accounted for 28% of net product sales and 16% of accounts receivable from product sales while another customer accounted for 17% of accounts receivable from product sales. Revenue attributed to U.K. and Germany each accounted for 13% of net product sales in 2024, 10% and 13% respectively in 2023, and 12% each in 2022.
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
The following table summarizes the Company's net product sales disaggregated by product and geographic area:

	For the Year
(in thousands)	2024	2023	2022
Galafold® U.S.	$176,024	$145,147	$115,759
Galafold® Ex-U.S.	282,030	242,630	213,287
Total Galafold® sales	$458,054	$387,777	$329,046
Pombiliti® + Opfolda® U.S.	$30,123	1,791	—
Pombiliti® + Opfolda® Ex-U.S.	40,118	9,788	187
Total Pombiliti® + Opfolda® sales	$70,241	$11,579	$187
Total net product sales	$528,295	$399,356	$329,233
Inventories and Cost of Goods Sold
Until regulatory approval of Pombiliti® + Opfolda®, the Company expensed all manufacturing costs as research and development expense. Upon regulatory approval, the Company began capitalizing costs related to the purchase and manufacture of Pombiliti® + Opfolda®.
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
Equity-based Compensation
At December 31, 2024, the Company had one equity-based employee compensation plan, which is described more fully in "— Note 8. Stockholders' Equity." The Company applies the fair value method of measuring equity-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Segment Information
The Company currently operates in one business segment focused on the discovery, development, and commercialization of advanced therapies to treat a range of devastating rare and orphan diseases. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker ("CODM"), its Chief Executive Officer, who comprehensively manages the entire business. The Company and its CODM evaluate performance and allocate resources primarily based on Net product sales and Net loss within the Consolidated Statement of Operations he is regularly provided. Net loss is used to monitor budget to actual results and actuals against prior periods. The Company does not accumulate discrete financial information with respect to separate service lines, and thus there is one reportable segment. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Consolidated Statements of Operations and Consolidated Balance Sheets provide information regarding significant segment expenses and segment assets. Revenue segregation by product line is presented in the revenue recognition section earlier in this footnote.
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
No indicators of impairment were noted during the years ended December 31, 2024 and 2023.
Recent Accounting Developments - Guidance Adopted in 2024
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
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
3. Goodwill and Intangible Assets
Finite-lived Intangible Assets
As of December 31, 2024, the Company had intangible assets of $17.2 million. Intangible assets consist of lead enzyme replacement therapy assets acquired with the Callidus Biopharma, Inc. ("Callidus") acquisition in 2013, previously accounted for as in-process research and development. In March 2023, as a result of the European Commission's ("EC") approval of Pombiliti®, the Company began amortizing the assets over the initial regulatory exclusivity period of 7 years. The Company completed an impairment assessment before changing the classification to finite-lived intangible asset noting no impairment. Amortization expense for finite-lived intangible assets was $3.3 million and $2.5 million for the years ended December 31, 2024 and 2023 respectively. Total estimated amortization expense for the finite-lived intangible assets for each of the next 5 years is approximately $3.3 million and has a remaining amortization period of 5.2 years.
Goodwill
As of December 31, 2024, in connection with the acquisition of Callidus in 2013 and Scioderm, Inc. in 2015, the Company had goodwill of $197.8 million. There has been no change to the balance of goodwill since the dates of acquisition.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of December 31, 2024, the Company held $213.8 million in cash and cash equivalents and $36.2 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive gain (loss) in the Consolidated Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in the Consolidated Statements of Operations as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss the Company would recognize an allowance and the corresponding credit loss would be included in the Consolidated Statements of Operations.
The Company regularly invests excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds, both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated as, in accordance with Company policy, securities are of high credit rating. Investments that have original maturities greater than three months but less than one year are classified as current. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities.
Cash, cash equivalents, and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of December 31, 2024
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$213,752	$—	$—	$213,752
Commercial paper	18,082	3	(4)	18,081
U.S. government agency bonds	16,524	1	(7)	16,518
Corporate debt securities	1,446	—	(2)	1,444
Money market	100	—	—	100
Certificates of deposit	51	—	—	51
	$249,955	$4	$(13)	$249,946
Included in cash and cash equivalents	$213,752	$—	$—	$213,752
Included in marketable securities	36,203	4	(13)	36,194
Total cash, cash equivalents, and marketable securities	$249,955	$4	$(13)	$249,946

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)

	As of December 31, 2023
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$246,994	$—	$—	$246,994
Commercial paper	14,651	12	—	14,663
Treasury bill	12,944	2	—	12,946
U.S. government agency bonds	11,450	—	(4)	11,446
Money market	100	—	—	100
Certificates of deposit	51	—	—	51
	$286,190	$14	$(4)	$286,200
Included in cash and cash equivalents	$246,994	$—	$—	$246,994
Included in marketable securities	39,196	14	(4)	39,206
Total cash, cash equivalents, and marketable securities	$286,190	$14	$(4)	$286,200
For the years ended December 31, 2024 and 2023, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of December 31, 2024 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive gain (loss) . The fair value of these marketable securities in unrealized loss positions are $23.7 million and $11.4 million as of December 31, 2024 and 2023 respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31,
(in thousands)	2024	2023	2022
Cash and cash equivalents	$213,752	$246,994	$148,813
Restricted cash	2,964	3,083	4,302
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$216,716	$250,077	$153,115
5. Inventories
Inventories consisted of the following:

	December 31,
(in thousands)	2024	2023
Raw materials	$87,916	$30,230
Work-in-process	21,223	22,597
Finished goods	9,643	6,869
Total inventories	$118,782	$59,696
The Company's reserve for inventory was $3.3 million and $0.5 million as of December 31, 2024 and 2023, respectively. The Company has a number of binding minimum purchase and manufacturing commitments due to the third-party manufacturers. As of December 31, 2024, these purchase and manufacturing obligations totaled $179.7 million, of which $102.7 million and $77.0 million are expected in 2025 and 2026, respectively.

6. Property and Equipment
Property and equipment consist of the following:

	December 31,
(in thousands)	2024	2023
Leasehold improvements	$32,361	$28,032
Research equipment	16,220	16,220
Computer equipment	5,198	4,934
Furniture and fixtures	3,715	2,928
Computer software	402	1,106
Construction in progress	262	3,810
Vehicles	—	66
Gross property and equipment	58,158	57,096
Less accumulated depreciation	(28,775)	(25,429)
Net property and equipment	$29,383	$31,667
Depreciation expense was $5.0 million and $4.8 million for the years ended December 31, 2024 and 2023 respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2024	2023
Accrued sales rebates and discounts	$33,546	$31,190
Accrued compensation and benefits	32,529	38,305
Accrued taxes	18,105	12,434
Accrued program fees	10,578	13,607
Accrued royalties	9,790	8,238
Accrued professional fees	6,337	5,059
Accrued contract manufacturing & contract research costs	3,924	13,380
Accrued restructuring	3,665	—
Accrued interest on debt	120	11,661
Other	8,706	10,371
	$127,300	$144,245

8. Restructuring
Restructuring charges are primarily related to an initiative to reduce operating costs by abandoning one of the Company's leases that it no longer believes is necessary to conduct its operations.
The restructuring liabilities are recorded in accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. Total charges incurred are summarized as follows:

(in thousands)	Facility and Non-Lease Costs	Other Costs	Total
Balance as of December 31, 2023	$—	$—	$—
Restructuring charges	6,045	3,143	9,188
Non-cash items	(2,844)		(2,844)
Cash settled	(1,025)	(1,654)	(2,679)
Balance as of December 31, 2024	$2,176	$1,489	$3,665
9. Stockholders' Equity
Common Stock and Warrants
As of December 31, 2024, the Company was authorized to issue 500 million shares of common stock. Dividends on common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.
In November 2022, the Company entered into a Sales Agreement with Goldman Sachs & Co. LLC to create an at-the-market equity program ("ATM program"), pursuant to which the Company may offer to sell shares of its common stock having an aggregate offering gross proceeds of up to $250.0 million. During the year ended December 31, 2024, the Company issued and sold an aggregate of 1,732,204 shares through its ATM program at a weighted-average public offering price of $11.69 per share, resulting in net proceeds of $19.6 million. During the year ended December 31, 2023, the Company issued and sold an aggregate of 5,244,936 shares through its ATM program at a weighted-average public offering price of $12.50 per share, resulting in net proceeds of $63.1 million. As of December 31, 2024, an aggregate of $164.2 million worth of shares remain available to be issued and sold under the ATM program.
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
The Company had a deferred compensation investment balance of $2.2 million and $7.5 million as of December 31, 2024 and 2023, respectively, with corresponding approximate amounts of liability.
Deferral Plan investment assets are classified as trading securities and recorded at fair value with changes in the investments' fair value recognized as earnings in the period they occur. Deferred compensation liability amounts under the Deferral Plan are included in other long-term liabilities.

Equity Incentive Plan
The Company's Amended and Restated 2007 Equity Incentive Plan (the "Plan") provides for the granting of restricted stock units and options to purchase common stock in the Company to employees, directors, advisors, and consultants at a price to be determined by the Company's Board of Directors. The Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company's business. Under the provisions of the Plan, no option will have a term in excess of 10 years. The Board of Directors, or its committee, is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. Options granted pursuant to the Plan generally vest 25% on the first year anniversary date of grant plus an additional 1/48th for each month thereafter and may be exercised in whole or in part for 100% of the shares vested at any time after the date of grant. As of December 31, 2024, the Company has reserved up to 14,228,754 shares for issuance under the Plan.
10. Stock-based Compensation
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
The Plan provides for certain benefits to qualifying Plan participants who separate from service with the Company due to death, disability or "retirement" (as such term is defined under the Plan) ("Qualified Participants"). Options granted under the Plan to a Qualified Participant shall continue to vest until the 2nd anniversary of the Qualified Participant’s separation and all vested options held by such Qualified Participant shall remain exercisable until the earlier of the 4th anniversary of the Qualified Participant’s separation or the original expiration date of the option. Options that are not exercised during this exercise period shall be forfeited. Time-based restricted stock units and restricted stock granted to a Qualified Participant under the Plan that was scheduled to vest within the two-year period following the Qualified Participant's separation shall accelerate and be delivered upon such separation. Any time-based restricted stock units or restricted stock that would have vested after such two-year period will be forfeited upon the Qualified Participant's separation. Also, per the Amendment, any performance-based restricted stock units under the Plan ("PRSUs") received by the Qualified Participant, shall remain eligible to vest after the Qualified Participant’s separation based on the actual performance of the Company through the end of the performance period applicable to any such PRSUs.
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

The fair value of the stock options granted were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2024	2023	2022
Expected stock price volatility	57.0%	59.2%	62.1%
Risk free interest rate	4.0%	3.9%	1.7%
Expected life of options (years)	5.60	5.47	5.34
Expected annual dividend per share	$—	$—	$—
The weighted average grant-date fair value per share of options granted during 2024, 2023, and 2022 were $7.50, $6.75, and $6.11, respectively.
A summary of the Company's stock options is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2021	14,731	$11.08
Granted	5,733	$11.53
Exercised	(660)	$6.58
Forfeited	(495)	$12.57
Expired	(245)	$12.84
Options outstanding, December 31, 2022	19,064	$11.31
Granted	5,733	$11.99
Exercised	(1,361)	$7.54
Forfeited	(356)	$11.59
Expired	(78)	$15.09
Options outstanding, December 31, 2023	23,002	$11.69
Granted	4,917	$13.52
Exercised	(957)	$8.02
Forfeited	(622)	$12.75
Expired	(327)	$14.30
Options outstanding, December 31, 2024	26,013	$12.11	5.8	$5.8
Vested and unvested expected to vest, December 31, 2024	24,643	$12.09	5.7	$5.8
Exercisable at December 31, 2024	17,464	$11.80	4.6	$5.7
The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $3.8 million, $7.1 million, and $2.5 million, respectively. Cash proceeds from stock options exercised during the years ended December 31, 2024, 2023, and 2022 were $7.7 million, $10.3 million, and $4.3 million, respectively. As of December 31, 2024, the total unrecognized compensation cost related to non-vested stock options granted was $38.6 million and is expected to be recognized over a weighted average period of two years.

Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2021	7,341	$13.90
Granted	5,048	$11.93
Vested	(2,251)	$12.48
Forfeited	(421)	$12.06
Non-vested units as of December 31, 2022	9,717	$13.07
Granted	4,762	$13.02
Vested	(3,610)	$12.21
Forfeited	(836)	$11.63
Non-vested units as of December 31, 2023	10,033	$13.37
Granted	4,150	$14.32
Vested	(5,107)	$13.07
Forfeited	(799)	$13.74
Non-vested units as of December 31, 2024	8,277	$13.59	2.1	$78.0
As of December 31, 2024, there was $55.1 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Company's Consolidated Statements of Operations related to the equity awards:

	Years ended December 31,
(in thousands)	2024	2023	2022
Research and development expense	$15,969	$21,470	$25,089
Selling, general, and administrative expense	68,936	64,607	51,423
Total equity compensation expense	$84,905	$86,077	$76,512
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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2024 are identified in the following tables:

(in thousands)	Level 1	Level 2	Total
Assets:
Commercial paper	$—	$18,081	$18,081
U.S. government agency bonds	—	16,518	16,518
Corporate debt securities	—	1,444	1,444
Money market	2,318	—	2,318
	$2,318	$36,043	$38,361

(in thousands)	Level 1	Level 2	Total
Liabilities:
Deferred compensation plan liability	$2,218	$—	$2,218
	$2,218	$—	$2,218
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
The Company did not have any Level 3 assets or liabilities as of December 31, 2024 or 2023.

Cash, Money Market Funds and Marketable Securities
The Company classifies its cash and cash equivalents within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in an active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available-for-sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2024. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2024.
12. Debt
The Company's debt consists of the following:

	As of December 31,
(in thousands)	2024	2023
Senior Secured Term Loan due 2029:
Principal	$400,000	$400,000
Less: debt discount (1)	(7,863)	(9,652)
Less: deferred financing (1)	(2,026)	(2,490)
Net carrying value of long-term debt	$390,111	$387,858
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

In October 2023, the Company used $408.9 million of the net proceeds from the Senior Secured Term Loan due 2029 and the private placement to prepay the Senior Secured Term Loan due 2026, inclusive of the outstanding principal amount, $0.8 million in accrued interest and $8.0 million as a prepayment premium. In connection with the prepayment, the Company recorded a loss from early extinguishment of debt of $13.9 million in the Company's Consolidated Statements of Operations for the year ended December 31, 2023.
Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the years ended December 31, 2024 and 2023, respectively:

	December 31,
(in thousands, except interest rate amounts)	2024	2023
Contractual interest expense	$47,373	$47,626
Amortization of debt discount	$1,790	$1,605
Amortization of deferred financing	$472	$1,011
Effective interest rate of the liability component, Senior Secured Term Loan due 2029	12.0%	12.8%
13. Leases
The Company currently has operating leases for office and research laboratory space, equipment, and vehicles under agreements expiring at various dates through 2034, which include renewal options on leases which the Company is reasonably certain to exercise.
For the years ended December 31, 2024 and 2023, operating lease expense was $6.7 million and $9.5 million and variable lease expense was $2.2 million and $2.1 million, respectively. For the years ended December 31, 2024 and 2023, the Company paid $9.6 million and $9.5 million, respectively, for amounts included in the measurement of operating lease liabilities and recorded right-of-use assets of $0.7 million and $0.6 million, respectively.
Commitments under finance leases are not significant for the year ended December 31, 2024.

Supplemental balance sheet information related to operating leases were as follows:

	December 31,
(in thousands, except year and discount rate amounts)	2024	2023
Operating lease ROU assets, net	$22,278	$26,312

Current portion of the operating lease liabilities	$8,455	$8,324
Non-current portion of the operating lease liabilities	45,078	48,877
Total operating lease liability	$53,533	$57,201

Weighted-average remaining lease terms (years)	8.5	9.4
Weighted-average discount rate	9.7%	9.7%
At December 31, 2024, the future minimum operating lease payments were as follows:

(in thousands)	Operating Lease
2025	$9,466
2026	9,356
2027	9,426
2028	9,139
2029	8,172
Thereafter	35,402
Total lease payments	80,961
Less: lease incentives	(22,299)
Less: imputed interest	(5,129)
Total operating lease liability	$53,533

14. Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years ended December 31,
(in thousands)	2024	2023	2022
United States	$(210,049)	$(234,482)	$(343,424)
Foreign	181,293	84,381	101,385
Total	$(28,756)	$(150,101)	$(242,039)
Following were the components of income tax expense (benefit) for the years ended December 31, 2024, 2023, and 2022:

	Years ended December 31,
(in thousands)	2024	2023	2022
Current
Federal	$—	$—	$—
State	76	14	6
Foreign	27,274	6,408	(5,760)
Deferred
Federal	—	(4,801)	274
State	—	(138)	9
Foreign	—	—	—
Total	$27,350	$1,483	$(5,471)
A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Years ended December 31,
	2024	2023	2022
Statutory rate	(21)%	(21)%	(21)%
Tax credits	(14)	(8)	(11)
Impact of foreign operations	180	(9)	18
Executive compensation	36	7	3
Other	63	1	—
Valuation allowance	(149)	31	9
Net	95%	1%	(2)%
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

Tax returns for years 2019 through 2024 are open to examination by tax authorities. The Company is also subject to examination in any period for which it has net operating losses. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
(in thousands)	2024	2023	2022
Gross unrecognized tax benefits at beginning of year	$4,888	$283	$—
Gross increases for tax positions in prior years	9,542	4,605	283
Decreases for settlements and payments	(625)	—	—
Gross unrecognized tax benefits at end of year	$13,805	$4,888	$283
For the years ended December 31, 2024 and 2023, approximately $13.8 million and $4.8 million of unrecognized tax benefits respectively, would, if recognized, impact the Company's effective tax rate. The Company recognizes accrued interest related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest was $1.9 million for the year ended December 31, 2024. The Company's management determined that no accrual for penalties was required as of December 31, 2024.
Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows:

	Years ended December 31,
(in thousands)	2024	2023
Deferred tax assets
Net operating loss carry forwards	302,066	321,004
Research tax credit	234,189	235,532
Capitalized research and development costs	34,883	34,425
Share-based compensation	20,045	17,314
Lease liability	10,026	10,567
Interest carry forward limitation	9,097	17,627
Inventory	1,599	1,931
Other	5,267	20,858
Gross deferred tax assets	617,172	659,258
Deferred tax liabilities
Other	(8,042)	(10,004)
Total net deferred tax assets	609,130	649,254
Less: valuation allowance	(609,130)	(649,254)
Net deferred tax liability	$—	$—
The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2024 and 2023, the Company recorded valuation allowances of $609.1 million and $649.3 million, respectively, representing a decrease in the valuation allowance of $40.2 million in 2024, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years. The deferred tax liability related to business acquisitions pertains to the basis difference in intangible assets acquired by the Company. The Company's policy is to record a deferred tax liability related to acquired intangible assets that may eventually be realized either upon amortization of the asset when the research is completed, and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful.

As of December 31, 2024, the Company had U.S. federal and state net operating loss carry forwards ("NOLs") of approximately $1.1 billion and $1.0 billion, respectively. The federal carry forward for losses generated prior to 2018 will expire in 2031 through 2037. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the Tax Act. Most of the state net operating loss carry forwards generated prior to 2009 have expired through 2016. The remaining state net operating loss carry forwards including those generated in 2009 through 2024 will expire in 2028 through 2042. State research and development credits will expire 2024 through 2033. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past and could occur again in the future. Under Section 382, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. The Company may experience ownership changes in the future as a result of shifts in the stock ownership some of which are outside the Company's control. The Company completed a detailed study of the NOLs for the tax year 2024 and determined that there was not an ownership change in excess of 50%. Ownership changes in future periods may place additional limits on the Company's ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently decrease the amount of state attributes and increase state taxes owed.
The Company also has U.S. federal research and experimentation and orphan drug credit carryforwards of approximately $19.1 million and $201.6 million, respectively, which will expire in the years 2030 through 2043. The Company also has state research and development tax credit carryforwards of $13.5 million. Deferred tax assets for these carryforwards are subject to a full valuation allowance.
The Company permanently reinvests the earnings of its foreign subsidiaries except for its U.K. operations. The determination of the amount of the unrecognized of the deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
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
15. Collaborative Agreements
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
As of December 31, 2024, the contingent milestone payments due to GSK were $4.7 million and are recorded within the other current and other non-current liabilities accounts on the Consolidated Balance Sheets. Sales based tiered royalties due to GSK are recorded within the cost of goods sold within the Consolidated Statements of Operations.
For the year ended December 31, 2024, under the GSK collaboration agreement, the Company incurred approximately $32.7 million of royalty expenses, of which $9.8 million is recorded within accrued expenses in the Consolidated Balance Sheets.

16. Legal Proceedings
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

	Years ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Numerator:
Net loss attributable to common stockholders	$(56,106)	$(151,584)	$(236,568)
Denominator:
Weighted average common shares outstanding — basic and diluted	304,380,502	295,164,515	289,057,198
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	Years ended December 31,
(in thousands)	2024	2023	2022
Options to purchase common stock	26,013	23,002	19,064
Unvested restricted stock units	8,277	10,033	9,717
Total number of potentially issuable shares	34,290	33,035	28,781

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive proxy statement for our 2025 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.
Item 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference from the Proxy Statement under the caption "Executive Officers," "Proposal No. 1 — Election of Directors," "Committees of the Board and Meetings."
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
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference from the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under our Equity Compensation Plans."
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference from the Proxy Statement under the captions "Policies and Procedures for Related Party Transactions" and "Director Independence."
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
3. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
1.1	Equity Distribution Agreement, dated November 7, 2022, by and between Amicus Therapeutics, Inc. and Goldman Sachs & Co. LLC	Form 8-K	11/7/2022	1.1
2.1	Agreement and Plan of Merger, dated November 19, 2013, by and among Amicus Therapeutics, Inc., CB Acquisition Corp., Callidus BioPharma, Inc., and Cuong Do	Form 8-K	2/12/2014	2.1
+2.2	Agreement and Plan of Merger, dated July 5, 2016, by and among MiaMed, Inc., the Registrant and Minervas Merger Sub, Inc.	Form 8-K	7/6/2016	2.1
+2.3	Agreement and Plan of Merger, dated as of September 19, 2018, by and among Amicus Therapeutics, Inc., Columbus Merger Sub Corp., Celenex, Inc. and Shareholder Representative Services LLC, solely in its capacity as the Shareholders’ Representative	Form 8-K	9/25/2018	2.1
3.1	Restated Certificate of Incorporation of the Registrant.	Form 10-K	2/28/2012	3.1
3.2	Second Amended and Restated By-laws of the Registrant.	Form 10-Q	8/8/2023	3.4
3.3	Certificate of Amendment to the Registrant's Restated Certificate of Incorporation.	Form 8-K	6/10/2015	3.1
3.4	Certificate of Amendment to the Restated Certificate of Incorporation	Form 8-K	6/8/2018	3.1
3.5	Certificate of Amendment to the Restated Certificate of Incorporation	Form 8-K	6/13/2023	3.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1/A (333-141700)	5/17/2007	4.1
4.2	Form of Indenture	Form S-3ASR	4/24/2016	4.7
4.3	Description of the Registrant's securities			4.8	X
4.4	Form of Pre-Funded Warrant	Form 8-K	9/29/2021	4.1
4.5	Securities Purchase Agreement, dated September 29, 2021, by and between the Company and Redmile Group LLC	Form 8-K	9/29/2021	10.3
10.1	Form of Director and Officer Indemnification Agreement	8-K	12/28/2022	10.1
*10.2	Amended and Restated 2007 Director Option Plan and form of option agreement	Form 8-K	6/18/2010	10.2
10.3	Securities Purchase Agreement, dated November 20, 2013 by and among the Company and the purchasers identified therein	Form 8-K	11/20/2013	10.1
**10.4	Second Restated Agreement, dated November 19, 2013 by and between the Registrant and Glaxo Group Limited	Form 10-K	2/28/2024	10.4
*10.5	Amicus Therapeutics, Inc. Amended and Restated Restricted Stock Unit Deferral Plan	Form 8-K	12/28/2017	10.1
*10.6	Amended and Restated 2007 Equity Incentive Plan	DEF 14A	4/26/2023	A
*10.7	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/28/2016	10.1
10.8	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 8-K	12/30/2016	10.1
10.9	Amendment #1 to the Amicus Therapeutics, Inc. Cash Deferral Plan.	Form 8-K	10/26/2014	10.1
10.10	Amendment #2 to the Amicus Therapeutics, Inc. Cash Deferral Plan.	Form 8-K	12/19/2019	10.1
*10.11	Employment Agreement, dated August 1, 2022, by and between the Registrant and Bradley L. Campbell.	Form 8-K	8/1/2022	10.1
*10.12	Employment Agreement, dated February 23, 2022, by and between the Registrant and John F. Crowley.	Form 8-K	2/24/2022	10.2
*10.13	Employment Agreement dated February 18, 2020 between the Registrant and Ellen S. Rosenberg	Form 10-K	3/2/2020	10.45
*10.14	Employment Agreement dated February 18, 2020, between the Registrant and Daphne Quimi	Form 10-K	3/2/2020	10.48
*10.15	Employment Agreement, dated August 21, 2023, by and between Amicus Therapeutics, Inc. and Simon Harford	Form 10-Q	11/8/2023	10.3
*10.16	Employment Agreement dated February 18, 2020 between the Registrant and David Clark	Form 10-K	3/2/2020	10.18
*10.17	Employment Agreement dated February 18, 2020 between the Registrant and Jeffrey Castelli	Form 10-K	3/2/2020	10.19
*10.18	Form of Board Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	3/1/2021	10.39

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
*10.19	Form of Board Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	3/1/2021	10.41
*10.20	Form of Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	3/1/2021	10.42
*10.21	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	2/24/2022	10.25
**10.22	License Agreement dated December 22, 2022, by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania	Form 10-K	3/1/2023	10.25
**10.23	Mutual Termination Agreement dated December 22, 2022, by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.	Form 10-K	3/1/2023	10.26
10.24	Loan Agreement, dated October 2, 2023 by and among Amicus Therapeutics, Inc., certain subsidiaries of Amicus Therapeutics, Inc. from time to time party thereto as Guarantors, Blackstone Alternative Credit Advisors LP, Blackstone Life Sciences Advisors L.L.C., certain lenders from time to time party thereto and Wilmington Trust, National Association, as Agent for the lenders.	Form 8-K	10/2/2023	10.1
10.25	Securities Purchase Agreement, dated October 2, 2023, by and among Amicus Therapeutics, Inc. and the Purchasers identified on the signature pages thereto.	Form 8-K	10/2/2023	10.2
**10.26	Supply and Manufacturing Services Agreement, dated as of March 31, 2023, by and among the Company, WuXi Biologics (Hong Kong) Limited, WuXi Biologics Ireland Limited and WuXi Biologics Germany GmbH	Form 10-Q	8/8/2023	10.2
19.1	Amicus Therapeutics, Inc. Insider Trading Policy				X
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Amicus Therapeutics, Inc. Clawback Policy	Form 10-K	2/28/2024	97.1

Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
101
The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.
X
104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (included in Exhibit 101).				X
in
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2025.

AMICUS THERAPEUTICS, INC. (Registrant)
By:	/s/ Bradley L. Campbell
Bradley L. Campbell Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley L. Campbell	President and Chief Executive Officer (Principal Executive Officer)	February 19, 2025
(Bradley L. Campbell)

/s/ Simon Harford	Chief Financial Officer (Principal Financial Officer)	February 19, 2025
(Simon Harford)

/s/ Samantha L. Prout	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 19, 2025
(Samantha L. Prout)

/s/ John F. Crowley	Executive Chairman	February 19, 2025
(John F. Crowley)

/s/ Margaret G. McGlynn	Director	February 19, 2025
(Margaret G. McGlynn)

/s/ Michael G. Raab	Director	February 19, 2025
(Michael G. Raab)

/s/ Glenn Sblendorio	Director	February 19, 2025
(Glenn Sblendorio)

/s/ Craig Wheeler	Director	February 19, 2025
(Craig Wheeler)

Signature	Title	Date

/s/ Lynn Bleil	Director	February 19, 2025
(Lynn Bleil)

/s/ Burke Whitman	Director	February 19, 2025
(Burke Whitman)

/s/ Michael A. Kelly	Director	February 19, 2025
(Michael A. Kelly)

/s/ Eiry W. Roberts, M.D.	Director	February 19, 2025
(Eiry W. Roberts, M.D.)