Form 10-Q
period 2025-03-31
AMICUS THERAPEUTICS, INC.
filed 2025-05-01
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of April 24, 2025 was 307,930,984 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended March 31, 2025

i

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
•any changes in laws, rules or regulations, including the imposition of tariffs, affecting our ability to manufacture, transport, test, develop, or commercialize our products, including Galafold®, Pombiliti® + Opfolda®, or our product candidates;
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
In light of these risks and uncertainties, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Those factors and the other risk factors described herein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Our forward-looking statements do not reflect the potential impact of any future collaborations, alliances, business combinations, partnerships, strategic out-licensing of certain assets, the acquisition of preclinical-stage, clinical-stage, marketed products or platform technologies or other investments we may make. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.
You should read this Quarterly Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (including the documents incorporated by reference therein) completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements speak only as of the date of this report. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$181,657	$213,752
Investments in marketable securities	68,916	36,194
Accounts receivable	88,323	101,099
Inventories	132,412	118,782
Prepaid expenses and other current assets	39,491	34,909
Total current assets	510,799	504,736
Operating lease right-of-use assets, net	22,138	22,278
Property and equipment, less accumulated depreciation of $29,842 and $28,775 at March 31, 2025 and December 31, 2024, respectively	28,718	29,383
Intangible assets, less accumulated amortization of $6,611 and $5,802 at March 31, 2025 and December 31, 2024, respectively	16,389	17,198
Goodwill	197,797	197,797
Other non-current assets	13,998	13,641
Total Assets	$789,839	$785,033
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,451	$12,947
Accrued expenses and other current liabilities	129,877	127,300
Operating lease liabilities	8,562	8,455
Total current liabilities	152,890	148,702
Long-term debt	390,708	390,111
Operating lease liabilities	44,196	45,078
Other non-current liabilities	8,487	7,097
Total liabilities	596,281	590,988
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 307,923,069 and 299,041,653 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3,016	2,944
Common stock in treasury, at cost; 7,390 shares as of March 31, 2025	(71)	—
Additional paid-in capital	2,939,673	2,926,115
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	12,941	5,302
Unrealized loss on available-for-sale securities	(135)	(207)
Warrants	—	71
Accumulated deficit	(2,761,866)	(2,740,180)
Total stockholders’ equity	193,558	194,045
Total Liabilities and Stockholders’ Equity	$789,839	$785,033

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Net product sales	$125,249	$110,403
Cost of goods sold	11,698	13,567
Gross profit	113,551	96,836
Operating expenses:
Research and development	27,839	28,329
Selling, general, and administrative	91,827	88,029
Restructuring charges	—	6,045
Depreciation and amortization	1,837	2,154
Total operating expenses	121,503	124,557
Loss from operations	(7,952)	(27,721)
Other expense:
Interest income	812	1,540
Interest expense	(11,455)	(12,436)
Other income (expense)	550	(4,966)
Loss before income tax	(18,045)	(43,583)
Income tax expense	(3,641)	(4,836)
Net loss attributable to common stockholders	$(21,686)	$(48,419)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.07)	$(0.16)
Weighted-average common shares outstanding — basic and diluted	307,689,207	302,903,009

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(21,686)	$(48,419)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,639	1,418
Unrealized gain (loss) on available-for-sale securities	72	(15)
Other comprehensive income	7,711	1,403
Comprehensive loss	$(13,975)	$(47,016)

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-In Capital	Warrants	Treasury Stock		Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	299,041,653	$2,944	$2,926,115	$71	—	$—	$5,095	$(2,740,180)	$194,045
Stock options exercised, net	11,944	1	105	—	—	—	—	—	106
Vesting of restricted stock units, net of taxes	1,747,257	—	(11,790)	—	—	—	—	—	(11,790)
Stock-based compensation	—	—	25,172	—	—	—	—	—	25,172
Warrants exercised	7,129,605	71	—	(71)	—	—	—	—	—
Treasury stock	(7,390)	—	71	—	7,390	(71)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	72	—	72
Foreign currency translation adjustment	—	—	—	—	—	—	7,639	—	7,639
Net loss	—	—	—	—	—	—	—	(21,686)	(21,686)
Balance at March 31, 2025	307,923,069	$3,016	$2,939,673	$—	7,390	$(71)	$12,806	$(2,761,866)	$193,558

Three Months Ended March 31, 2024

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	293,594,209	$2,918	$2,836,018	$71	$5,241	$(2,684,074)	$160,174
Stock options exercised, net	444,497	4	3,450	—	—	—	3,454
Vesting of restricted stock units, net of taxes	2,120,711	—	(16,721)	—	—	—	(16,721)
Stock-based compensation	—	—	30,803	—	—	—	30,803
Unrealized loss on available-for-sale securities	—	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	—	1,418	—	1,418
Net loss	—	—	—	—	—	(48,419)	(48,419)
Balance at March 31, 2024	296,159,417	$2,922	$2,853,550	$71	$6,644	$(2,732,493)	$130,694

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(21,686)	$(48,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	606	531
Depreciation and amortization	1,837	2,154
Stock-based compensation	25,172	30,803
Foreign currency remeasurement (gain) loss	(5,356)	1,736
Other	1,175	5,818
Changes in operating assets and liabilities:
Accounts receivable	15,330	9,557
Inventories	(8,288)	(1,678)
Prepaid expenses and other current assets	(3,603)	(5,340)
Accounts payable, accrued expenses, and other current liabilities	3,647	(24,483)
Other non-current assets and liabilities	(1,076)	(374)
Net cash provided by (used in) operating activities	$7,758	$(29,695)
Investing activities
Sale and redemption of marketable securities	6,161	38,907
Purchases of marketable securities	(38,810)	(29,559)
Capital expenditures	(212)	(1,811)
Net cash (used in) provided by investing activities	$(32,861)	$7,537
Financing activities
Payment of finance leases	(15)	(42)
Withholding taxes paid on vested restricted stock units	(11,790)	(16,721)
Proceeds from stock options exercised, net	105	3,454
Net cash used in financing activities	$(11,700)	$(13,309)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$4,819	$(1,816)
Net decrease in cash, cash equivalents, and restricted cash at the end of the period	(31,984)	(37,283)
Cash, cash equivalents, and restricted cash at the beginning of period	216,716	250,077
Cash, cash equivalents, and restricted cash at the end of period	$184,732	$212,794
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$10,852	$11,801
Cash paid for taxes	$377	$635
Supplemental disclosure of non-cash investing and financing activities
Tenant improvements paid through lease incentives	$97	$52
Capital expenditures unpaid at the end of period	$138	$1,110
Cashless exercise of warrants	$71	$—

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
Pombiliti® + Opfolda® (also referred to as "cipaglucosidase alfa-atga/miglustat"), is approved in the U.S., the E.U., the U.K., Canada, Australia and Switzerland. Multiple regulatory submissions and reimbursement processes with global health authorities are currently underway. Additionally, Pombiliti® + Opfolda® has been granted orphan drug designation or status in the U.S., U.K., Switzerland, and Japan and data exclusivity in the E.U.
On April 30, 2025, the Company entered into an exclusive license agreement with Dimerix Limited ("Dimerix") for the commercialization of Dimerix' Phase 3 drug candidate, DMX-200, for all indications, including Focal Segmental Glomerulosclerosis ("FSGS") in the United States. Refer to "— Note 10. Subsequent Events," in our Notes to Consolidated Financial Statements.
The Company had an accumulated deficit of $2.8 billion as of March 31, 2025 and anticipates incurring losses into the second half of 2025. The Company has historically funded its operations through stock offerings, product revenues, debt issuances, collaborations, and other financing arrangements.
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
The accompanying unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company's financial statements and related notes as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. For a complete description of the Company's accounting policies, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are reported within other comprehensive income (loss) in the Company's Consolidated Statements of Comprehensive Loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations, or other observable inputs.
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
The Company is subject to credit risk from its accounts receivable primarily related to its product sales of Galafold®. The Company's accounts receivable at March 31, 2025 have arisen from product sales primarily in Europe, the U.S., and Japan. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of March 31, 2025, the Company's allowance for doubtful accounts was $3.3 million.

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
The following table summarizes the Company's net product sales disaggregated by product and geographic area:

	Three Months Ended March 31,
(in thousands)	2025	2024
Galafold® U.S.	$40,166	$34,115
Galafold® Ex-U.S.	64,078	65,244
Total Galafold® sales	$104,244	$99,359
Pombiliti® + Opfolda® U.S.	$9,827	3,260
Pombiliti® + Opfolda® Ex-U.S.	11,178	7,784
Total Pombiliti® + Opfolda® sales	$21,005	$11,044
Total net product sales	$125,249	$110,403
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
Segment Information
The Company currently operates in one business segment focused on the discovery, development, and commercialization of advanced therapies to treat a range of devastating rare and orphan diseases. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker ("CODM"), its Chief Executive Officer, who comprehensively manages the entire business. The Company and its CODM evaluate performance and allocate resources primarily based on Net product sales and Net loss within the Consolidated Statement of Operations that is regularly provided. Net loss is used to monitor budget to actual results and actuals against prior periods. The Company does not accumulate discrete financial information with respect to separate service lines, and thus there is one reportable segment. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Consolidated Statements of Operations and Consolidated Balance Sheets provide information regarding significant segment expenses and segment assets. Revenue segregation by product line is presented in the revenue recognition section earlier in this footnote.

Recent Accounting Developments - Guidance Adopted in 2025
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, must be applied prospectively with an option to apply retrospectively, and early adoption is permitted. The Company adopted this guidance on January 1, 2025. This ASU applies to disclosure requirements only, and the Company will provide required annual disclosures as part of the 2025 Annual Report on Form 10-K. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.
Recent Accounting Developments - Guidance Not Yet Adopted
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
3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of March 31, 2025, the Company held $181.7 million in cash and cash equivalents and $68.9 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in the Consolidated Statements of Operations as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss, the Company would recognize an allowance and the corresponding credit loss would be included in the Consolidated Statements of Operations.
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

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of March 31, 2025
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$181,657	$—	$—	$181,657
Commercial paper	34,914	2	(5)	34,911
U.S. government agency bonds	20,526	53	(2)	20,577
Corporate debt securities	13,268	9	—	13,277
Money market	100	—	—	100
Certificates of deposit	51	—	—	51
	$250,516	$64	$(7)	$250,573
Included in cash and cash equivalents	$181,657	$—	$—	$181,657
Included in marketable securities	68,859	64	(7)	68,916
Total cash, cash equivalents, and marketable securities	$250,516	$64	$(7)	$250,573

	As of December 31, 2024
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$213,752	$—	$—	$213,752
Commercial paper	18,082	3	(4)	18,081
U.S. government agency bonds	16,524	1	(7)	16,518
Corporate debt securities	1,446	—	(2)	1,444
Money market	100	—	—	100
Certificate of deposit	51	—	—	51
	$249,955	$4	$(13)	$249,946
Included in cash and cash equivalents	$213,752	$—	$—	$213,752
Included in marketable securities	36,203	4	(13)	36,194
Total cash, cash equivalents, and marketable securities	$249,955	$4	$(13)	$249,946
For both the three months ended March 31, 2025 and March 31, 2024, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of March 31, 2025 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized as a component of other comprehensive income (loss). The fair value of these marketable securities in unrealized loss positions are $26.5 million and $23.7 million as of March 31, 2025 and December 31, 2024, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total shown in the Consolidated Statements of Cash Flows.

	As of March 31,
(in thousands)	2025	2024
Cash and cash equivalents	$181,657	$209,761
Restricted cash	3,075	3,033
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$184,732	$212,794

4. Inventories
The following table summarizes the components of the Company’s inventories for each of the periods indicated:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$71,742	$87,916
Work-in-process	49,609	21,223
Finished goods	11,061	9,643
Total inventories	$132,412	$118,782
The Company's reserve for inventory was $4.0 million and $3.3 million as of March 31, 2025 and December 31, 2024, respectively.
5. Debt
The following table summarizes the Company's debt for each of the periods indicated:

(in thousands)	March 31, 2025	December 31, 2024
Senior Secured Term Loan due 2029:
Principal	$400,000	$400,000
Less: debt discount (1)	(7,380)	(7,863)
Less: deferred financing (1)	(1,912)	(2,026)
Net carrying value of long-term debt	$390,708	$390,111
______________________________
(1) Included in the Company's Consolidated Balance Sheets within long-term debt and amortized to interest expense over the remaining life of the Senior Secured Term Loan due 2029 using the effective interest rate method.
Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Contractual interest expense	$10,840	$11,974
Amortization of debt discount	$482	$422
Amortization of deferred financing	$124	$109
6. Stockholders' Equity
In February 2025, all of the Company's outstanding pre-funded warrants were converted into 7,129,605 shares of common stock, of which, 7,390 shares were withheld as treasury stock to fund a cashless exercise. Following this conversion, there are no additional shares that may be issuable in connection with these warrants.
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

Stock Option Grants
The fair value of the stock options granted were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Expected stock price volatility	55.6%	57.2%
Risk free interest rate	4.4%	4.0%
Expected life of options (years)	5.6	5.6
Expected annual dividend per share	$—	$—
 A summary of the Company's stock options for the three months ended March 31, 2025 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2024	26,013	$12.11
Granted	2,677	$9.39
Exercised	(12)	$8.73
Forfeited	(211)	$11.16
Expired	(285)	$11.49
Options outstanding, March 31, 2025	28,182	$11.87	5.9	$3.2
Vested and non-vested expected to vest, March 31, 2025	26,774	$11.88	5.7	$3.2
Exercisable at March 31, 2025	19,104	$11.98	4.7	$3.2
As of March 31, 2025, the total unrecognized compensation cost related to non-vested stock options granted was $42.4 million and is expected to be recognized over a weighted average period of three years.
Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded under the Plan are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity under the Plan for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2024	8,277	$13.59
Granted	5,568	$9.40
Vested	(2,103)	$11.64
Forfeited	(317)	$12.78
Non-vested units as of March 31, 2025	11,425	$11.68	2.7	$93.2
As of March 31, 2025, there was $85.0 million of total unrecognized compensation cost related to non-vested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of three years.

Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Company's Consolidated Statements of Operations related to the equity awards:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development expense	$4,004	$4,871
Selling, general, and administrative expense	21,168	25,932
Total equity compensation expense	$25,172	$30,803

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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of March 31, 2025 are identified in the following tables:

(in thousands)	Level 1	Level 2	Total
Assets:
Commercial paper	$—	$34,911	$34,911
U.S. government agency bonds	—	20,577	20,577
Corporate debt securities	—	13,277	13,277
Money market	2,159	—	2,159
	$2,159	$68,765	$70,924

(in thousands)	Level 1	Level 2	Total
Liabilities:
Deferred compensation plan liability	$2,059	$—	$2,059
	$2,059	$—	$2,059

A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2024 are identified in the following tables:

(in thousands)	Level 1	Level 2	Total
Assets:
Commercial paper	$—	$18,081	$18,081
U.S. government agency bonds	—	16,518	16,518
Corporate debt securities	—	1,444	1,444
Money market	2,318	—	2,318
	$2,318	$36,043	$38,361

(in thousands)	Level 1	Level 2	Total
Liabilities:
Deferred compensation plan liability	2,218	—	2,218
	$2,218	$—	$2,218
Deferred compensation plan liability is recorded as a component of other non-current liabilities on the Company's Consolidated Balance Sheets. The Company did not have any Level 3 assets or liabilities as of March 31, 2025 or December 31, 2024.
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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Numerator:
Net loss attributable to common stockholders	$(21,686)	$(48,419)
Denominator:
Weighted average common shares outstanding — basic and diluted	307,689,207	302,903,009
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of March 31,
(in thousands)	2025	2024
Options to purchase common stock	28,182	26,305
Non-vested restricted stock units	11,425	9,559
Total number of potentially issuable shares	39,607	35,864

10. Subsequent Events
On April 30, 2025, the Company entered into an exclusive license agreement with Dimerix Limited ("Dimerix") for the commercialization of Dimerix' Phase 3 drug candidate, DMX-200, for all indications, including Focal Segmental Glomerulosclerosis ("FSGS") in the United States. In exchange for these rights, the Company will pay a $30 million upfront payment. The next potential milestone payment is based on positive data from the Phase 3 trial in FSGS. In total, Dimerix is eligible to receive potential success-based development and regulatory milestone payments of up to $75 million, $35 million on first sale, commercial sales milestone payments of up to $410 million, and tiered royalties from the low-teens to low-twenties percentages of DMX-200 net sales in the U.S. In addition, Dimerix is eligible to receive up to $40 million in milestone payments for potential future indications.
Dimerix will continue to fund and execute the ACTION3 study, and Amicus will be responsible for submission and maintenance of the regulatory dossier in the United States, as well as all costs of commercialization activities.  Additionally, Amicus will have the exclusive rights to develop DMX-200 in other future indications in the United States. Amicus and Dimerix will form a Joint Steering Committee to align the development and commercialization of DMX-200 in FSGS in U.S. The agreement otherwise contains terms common for an arrangement of this kind.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Quarterly Report on Form 10-Q entitled “Special Note Regarding Forward-Looking Statements”. Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 entitled “Risk Factors”.
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
Pombiliti® + Opfolda® (also referred to as "cipaglucosidase alfa-atga/miglustat") is approved in the U.S., the E.U., the U.K., Canada, Australia and Switzerland. Multiple regulatory submissions and reimbursement processes with global health authorities are currently underway. Additionally, Pombiliti® + Opfolda® has been granted orphan drug designation or status in the U.S., U.K., Switzerland and Japan and data exclusivity in the E.U.
On April 30, 2025, the Company entered into an exclusive license agreement with Dimerix Limited ("Dimerix") for the commercialization of Dimerix' Phase 3 drug candidate, DMX-200, for all indications, including Focal Segmental Glomerulosclerosis ("FSGS") in the United States. In exchange for these rights, the Company will pay a $30 million upfront payment. The next potential milestone payment is based on positive data from the Phase 3 trial in FSGS. In total, Dimerix is eligible to receive potential success-based development and regulatory milestone payments of up to $75 million, $35 million on first sale, commercial sales milestone payments of up to $410 million, and tiered royalties from the low-teens to low-twenties percentages of DMX-200 net sales in the U.S. In addition, Dimerix is eligible to receive up to $40 million in milestone payments for potential future indications.
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
Highlights of our progress include:
•Commercial success in Fabry disease. For the three months ended March 31, 2025, Galafold® revenue was $104.2 million of consolidated revenue, which represented an increase of $4.9 million compared the same period in the prior year. We continue to see strong commercial momentum and expansion into additional geographies.
•Commercial and regulatory success in Pompe disease. For the three months ended March 31, 2025, Pombiliti® + Opfolda® revenue was $21.0 million of consolidated revenue. As of March 31, 2025, Pombiliti® + Opfolda® has been approved by the respective regulatory authorities in the E.U., U.S., U.K., Canada, Switzerland and Australia. Additionally, in 2024, we established reimbursement agreements in multiple E.U. countries.
•Pipeline advancement and growth. On April 30, 2025, Amicus licensed exclusive rights to commercialize DMX-200, a small molecule currently in a pivotal Phase 3 study ("ACTION3"), for all indications, including Focal Segmental Glomerulosclerosis ("FSGS") in the United States. We are also continuing to leverage our global capabilities to develop and broaden our franchises in Fabry and Pompe disease, with focused discovery work on next generation therapies and novel technologies.
•Financial strength. Total cash, cash equivalents, and marketable securities as of March 31, 2025 was $250.6 million.
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
Pombiliti® (cipaglucosidase alfa-atga) + Opfolda® (miglustat) for Pompe Disease
We have leveraged our biologics capabilities to develop Pombiliti® + Opfolda®, a novel two-component treatment paradigm for Pompe disease. Pombiliti® + Opfolda® was approved by the EC, the MHRA, and the FDA in 2023, and the Swissmedic and Australia in 2024 for adult late-onset Pompe disease ("LOPD") patients. Additional regulatory submissions and reimbursement processes with global health authorities are currently underway.
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
DMX-200 for Focal Segmental Glomerulosclerosis (FSGS)
DMX-200 is a small molecule inhibitor of the chemokine receptor 2 (CCR2) under development in a pivotal Phase 3 study, ACTION3, for the treatment of Focal Segmental Glomerulosclerosis (FSGS) kidney disease. In early 2024, Dimerix reported positive interim results from the ACTION3 trial in FSGS showing DMX-200 was performing better than placebo in reducing proteinuria with no safety concerns to date. An additional blinded interim analysis is planned once the revised primary and secondary endpoints have been pre-specified in the protocol and agreed with the FDA. In a March 2025 Type C meeting, Dimerix successfully aligned with the FDA on proteinuria as an appropriate primary endpoint for traditional marketing approval for DMX-200.
FSGS is a rare, serious kidney disorder characterized by progressive scarring (sclerosis) in parts of the glomeruli—the kidney’s filtering units. This scarring leads to proteinuria, progressive loss of kidney function, and often end-stage renal disease. FSGS is increasingly understood to have an inflammatory component, with monocyte and macrophage activation contributing to glomerular injury. In the United States, more than 40,000 people are estimated to be living with FSGS, including both adults and children. There are no therapies specifically approved for FSGS in the U.S., and management relies on non-specific immunosuppressive and supportive therapies. In patients with progressive or treatment-resistant FSGS, the average time from diagnosis to end-stage kidney disease can be as short as five years. Even among those who undergo kidney transplantation, disease recurrence occurs in up to 60% of cases, underscoring the urgent need for new, disease-modifying treatments.

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
Consolidated Results of Operations
Three Months Ended March 31, 2025 compared to March 31, 2024
The following table provides selected financial information for the Company:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Net product sales	$125,249	$110,403	$14,846
Cost of goods sold	11,698	13,567	(1,869)
Gross profit	113,551	96,836	16,715
Operating expenses:
Research and development	27,839	28,329	(490)
Selling, general, and administrative	91,827	88,029	3,798
Restructuring charges	—	6,045	(6,045)
Depreciation and amortization	1,837	2,154	(317)
Other expense:
Interest income	812	1,540	(728)
Interest expense	(11,455)	(12,436)	981
Other income (expense)	550	(4,966)	5,516
Income tax expense	(3,641)	(4,836)	1,195
Net loss attributable to common stockholders	$(21,686)	$(48,419)	$26,733
Net Product Sales. Net product sales increased $14.8 million during the three months ended March 31, 2025 compared to the same period in the prior year. The increase was primarily due to both the continued growth of Galafold® in the U.S. as well as the continued growth of Pombiliti® + Opfolda® in Europe and the U.S., partially offset by a $1.4 million unfavorable impact of foreign currency exchange.

Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with net product sales. Cost of goods sold decreased by $1.9 million primarily due to inventory write-offs in the prior period.
Research and Development Expense. The following table summarizes our principal development programs and the out-of-pocket, third-party expenses incurred:

(in thousands)	Three Months Ended March 31,
Projects	2025	2024
Third party direct project expenses
Galafold® (Fabry Disease)	$2,925	$1,815
Pombiliti® + Opfolda® (Pompe Disease)	12,551	11,320
Pre-clinical and other programs	362	617
Total third-party direct project expenses	15,838	13,752
Other project costs
Personnel costs	9,372	11,905
Other costs	2,629	2,672
Total other project costs	12,001	14,577
Total research and development costs	$27,839	$28,329
The $0.5 million decrease in research and development costs was primarily driven by a decrease in the number of employees supporting research and development projects, partially offset by increases in third party research and development expense.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $3.8 million, primarily driven by personnel costs resulting from an increase in the number of employees and increased facility and technology transfer related expenses in connection with our continuing expansion of manufacturing capabilities.
Restructuring Charges. In the first quarter of 2024, restructuring charges were primarily related to an initiative to reduce operating costs by abandoning a lease that was no longer useful in our operations.
Other Income (Expense). The net change of $5.5 million was primarily related to movement in foreign exchange rates caused by remeasurement of foreign-denominated balances.
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
Sources of Liquidity
In November 2022, we entered into a Sales Agreement with Goldman Sachs & Co. LLC to create an at-the-market equity program ("ATM program"), pursuant to which we may offer to sell shares of our common stock having an aggregate offering gross proceeds of up to $250.0 million. As of March 31, 2025, an aggregate of $164.2 million worth of shares remain available to be issued and sold under the ATM program.

Cash Flow Discussion
As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $250.6 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operations for the three months ended March 31, 2025 was $7.8 million. The components of net cash provided by operations primarily reflect net loss of $21.7 million adjusted for non-cash expenses of $23.4 million, which includes $25.2 million of stock compensation, partially offset by $5.4 million gain in foreign currency remeasurement. This is further driven by a net decrease in operating assets and liabilities of $6.0 million. The changes in operating assets and liabilities were primarily due to a decrease in accounts receivable of $15.3 million and an increase in accounts payable and accrued expenses of $3.6 million, partially offset by an increase in inventory of $8.3 million to support our continued commercial growth, and an increase in prepaid expenses and other current assets of $3.6 million.
Net cash used in operations for the three months ended March 31, 2024 was $29.7 million. The components of net cash used in operations included the net loss for the three months ended March 31, 2024 of $48.4 million and a net decrease in changes in operating assets and liabilities of $22.3 million, offset by $30.8 million of stock compensation and $10.2 million of other non-cash adjustments. The changes in operating assets and liabilities were primarily due to a decrease in accounts payable and accrued expenses of $24.5 million associated with payments for Pombiliti® + Opfolda® launch activities and personnel costs.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $32.9 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash used in investing activities reflects $38.8 million for the purchase of marketable securities, partially offset by $6.2 million from the sale and redemption of marketable securities and $0.2 million for capital expenditures.
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
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $11.7 million. Net cash used in financing activities primarily reflects withholding taxes paid on vested restricted stock units of $11.8 million, partially offset by $0.1 million of proceeds from the exercise of stock options.
Net cash used in financing activities for the three months ended March 31, 2024 was $13.3 million. Net cash used in financing activities primarily reflects the withholding taxes paid on vested restricted stock units of $16.7 million, partially offset by $3.5 million of proceeds from the exercise of stock options,
Funding Requirements
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
•any changes in laws, rules or regulations, including the imposition of tariffs, affecting our ability to manufacture, transport, test, develop, or commercialize our products, including Galafold®, Pombiliti® + Opfolda®, or our product candidates;
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
There were no significant changes during the three months ended March 31, 2025 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. As of March 31, 2025, there have been no material changes to our market risks or to our management of such risks since December 31, 2024.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 through January 31, 2025	728,235	$9.39	—	—
February 1, 2025 through February 28, 2025	24,411	$9.54	—	—
March 1, 2025 through March 31, 2025	37,740	$8.91	—	—
Total	790,386	$9.37	—	—
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

Name (Title)	Action Taken (Date of Action)	Rule 10b5-1 Trading Plan Provides for Purchase/Sale	Duration of the Trading Plan(1)	Aggregate Number of Securities
Margaret G. McGlynn (Director)	Adoption (February 24, 2025)	Sale	June 10, 2025	20,000(2)
David Clark (Chief People Officer)	Adoption (March 14, 2025) (3)	Sale	December 31, 2025	Indeterminable(4)
(1) The dates in this column represent the scheduled expiration date of each director or officer’s Rule 10b5-1 Trading Plan. Each Rule 10b5-1 Trading Plan may terminate earlier than the date provided should all transactions contemplated thereunder occur prior to such date.
(2) Ms. McGlynn’s Rule 10b5-1 Trading Plan provides for the exercise of up to 20,000 stock options and the sale of up to 20,000 underlying shares of common stock.
(3) Trading under Mr. Clark’s new Rule 10b5-1 Trading Plan may not commence until August 16, 2025, which is after the expiration date of Mr. Clark’s existing Rule 10b5-1 Trading Plan, adopted on August 28, 2024 (the “Existing Plan”), and disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024.
(4) Mr. Clark’s new Rule 10b5-1 Trading Plan provides for the sale of an indeterminable number of shares of common stock which have been obtained from the vesting of restricted stock unit and performance restricted stock unit awards. The total number of shares of common stock available for sale is dependent on the number of shares that are ultimately sold under the Existing Plan.

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

AMICUS THERAPEUTICS, INC.

Date:	May 1, 2025	By:	/s/ Bradley L. Campbell
Bradley L. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2025	By:	/s/ Simon Harford
Simon Harford
Chief Financial Officer
(Principal Financial Officer)