Form 10-Q
period 2025-06-30
AMICUS THERAPEUTICS, INC.
filed 2025-07-31
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of July 25, 2025 was 308,239,374 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended June 30, 2025

i

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
•any changes in laws, rules or regulations, including the imposition of tariffs or other trade restrictions, affecting our ability to manufacture, transport, test, develop, or commercialize our products, including Galafold®, Pombiliti® + Opfolda®, or our product candidates;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$158,702	$213,752
Investments in marketable securities	72,296	36,194
Accounts receivable	105,849	101,099
Inventories	154,875	118,782
Prepaid expenses and other current assets	46,285	34,909
Total current assets	538,007	504,736
Operating lease right-of-use assets, net	21,988	22,278
Property and equipment, less accumulated depreciation of $30,991 and $28,775 at June 30, 2025 and December 31, 2024, respectively	28,570	29,383
Intangible assets, less accumulated amortization of $7,430 and $5,802 at June 30, 2025 and December 31, 2024, respectively	15,570	17,198
Goodwill	197,797	197,797
Other non-current assets	13,371	13,641
Total Assets	$815,303	$785,033
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,893	$12,947
Accrued expenses and other current liabilities	145,144	127,300
Operating lease liabilities	8,610	8,455
Total current liabilities	167,647	148,702
Long-term debt	391,322	390,111
Operating lease liabilities	43,383	45,078
Other non-current liabilities	8,647	7,097
Total liabilities	610,999	590,988
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 308,064,329 and 299,041,653 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3,016	2,944
Common stock in treasury, at cost; 7,390 shares as of June 30, 2025	(71)	—
Additional paid-in capital	2,956,839	2,926,115
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	30,935	5,302
Unrealized loss on available-for-sale securities	(129)	(207)
Warrants	—	71
Accumulated deficit	(2,786,286)	(2,740,180)
Total stockholders’ equity	204,304	194,045
Total Liabilities and Stockholders’ Equity	$815,303	$785,033

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net product sales	$154,688	$126,669	$279,937	$237,072
Cost of goods sold	15,217	11,261	26,915	24,828
Gross profit	139,471	115,408	253,022	212,244
Operating expenses:
Research and development	60,848	24,683	88,687	53,012
Selling, general, and administrative	84,543	73,576	176,370	161,605
Restructuring charges	—	—	—	6,045
Loss on impairment of assets	1,702	—	1,702	—
Depreciation and amortization	1,852	2,182	3,689	4,336
Total operating expenses	148,945	100,441	270,448	224,998
Loss from operations	(9,474)	14,967	(17,426)	(12,754)
Other expense:
Interest income	843	1,370	1,655	2,910
Interest expense	(11,565)	(12,512)	(23,020)	(24,948)
Other income (expense)	1,015	(3,717)	1,565	(8,683)
Loss before income tax	(19,181)	108	(37,226)	(43,475)
Income tax expense	(5,239)	(15,805)	(8,880)	(20,641)
Net loss attributable to common stockholders	$(24,420)	$(15,697)	$(46,106)	$(64,116)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.08)	$(0.05)	$(0.15)	$(0.21)
Weighted-average common shares outstanding — basic and diluted	308,254,256	303,773,922	307,972,054	303,336,787

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(24,420)	$(15,697)	$(46,106)	$(64,116)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	17,994	2,144	25,633	3,562
Unrealized gain (loss) on available-for-sale securities	6	6	78	(9)
Other comprehensive income	18,000	2,150	25,711	3,553
Comprehensive loss	$(6,420)	$(13,547)	$(20,395)	$(60,563)

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended June 30, 2025

	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2025	307,923,069	$3,016	$2,939,673	7,390	$(71)	$12,806	$(2,761,866)	$193,558
Stock options exercised, net	7,500	—	39	—	—	—	—	39
Vesting of restricted stock units, net of taxes	133,760	—	(432)	—	—	—	—	(432)
Stock-based compensation	—	—	17,559	—	—	—	—	17,559
Unrealized gain on available-for-sale securities	—	—	—	—	—	6	—	6
Foreign currency translation adjustment	—	—	—	—	—	17,994	—	17,994
Net loss	—	—	—	—	—	—	(24,420)	(24,420)
Balance at June 30, 2025	308,064,329	$3,016	$2,956,839	7,390	$(71)	$30,806	$(2,786,286)	$204,304

Six Months Ended June 30, 2025

	Common Stock		Additional Paid-In Capital	Warrants	Treasury Stock		Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	299,041,653	$2,944	$2,926,115	$71	—	$—	$5,095	$(2,740,180)	$194,045
Stock options exercised, net	19,444	1	144	—	—	—	—	—	145
Vesting of restricted stock units, net of taxes	1,881,017	—	(12,222)	—	—	—	—	—	(12,222)
Stock-based compensation	—	—	42,731	—	—	—	—	—	42,731
Warrants exercised	7,129,605	71	—	(71)	—	—	—	—	—
Treasury stock	(7,390)	—	71	—	7,390	(71)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	78	—	78
Foreign currency translation adjustment	—	—	—	—	—	—	25,633	—	25,633
Net loss	—	—	—	—	—	—	—	(46,106)	(46,106)
Balance at June 30, 2025	308,064,329	$3,016	$2,956,839	$—	7,390	$(71)	$30,806	$(2,786,286)	$204,304

Three Months Ended June 30, 2024

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	296,159,417	$2,922	$2,853,550	$71	$6,644	$(2,732,493)	$130,694
Stock options exercised, net	136,052	1	862	—	—	—	863
Vesting of restricted stock units, net of taxes	133,408	—	(1,684)	—	—	—	(1,684)
Stock-based compensation	—	—	16,197	—	—	—	16,197
Unrealized gain on available-for-sale securities	—	—	—	—	6	—	6
Foreign currency translation adjustment	—	—	—	—	2,144	—	2,144
Net loss	—	—	—	—	—	(15,697)	(15,697)
Balance at June 30, 2024	296,428,877	$2,923	$2,868,925	$71	$8,794	$(2,748,190)	$132,523

Six Months Ended June 30, 2024

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	293,594,209	$2,918	$2,836,018	$71	$5,241	$(2,684,074)	$160,174
Stock options exercised, net	580,549	5	4,312	—	—	—	4,317
Vesting of restricted stock units, net of taxes	2,254,119	—	(18,405)	—	—	—	(18,405)
Stock-based compensation	—	—	47,000	—	—	—	47,000
Unrealized loss on available-for-sale securities	—	—	—	—	(9)	—	(9)
Foreign currency translation adjustment	—	—	—	—	3,562	—	3,562
Net loss	—	—	—	—	—	(64,116)	(64,116)
Balance at June 30, 2024	296,428,877	$2,923	$2,868,925	$71	$8,794	$(2,748,190)	$132,523

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(46,106)	$(64,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	1,236	1,091
Depreciation and amortization	3,689	4,336
Stock-based compensation	42,731	47,000
Foreign currency remeasurement (gain) loss	(1,245)	9,391
Other	3,969	6,520
Changes in operating assets and liabilities:
Accounts receivable	2,838	(447)
Inventories	(30,865)	(26,901)
Prepaid expenses and other current assets	(8,357)	13,959
Accounts payable, accrued expenses, and other current liabilities	14,007	2,641
Other non-current assets and liabilities	(665)	(478)
Net cash used in operating activities	$(18,768)	$(7,004)
Investing activities
Sale and redemption of marketable securities	17,156	62,335
Purchases of marketable securities	(53,180)	(73,866)
Capital expenditures	(2,615)	(2,909)
Net cash used in investing activities	$(38,639)	$(14,440)
Financing activities
Payment of finance leases	(23)	(78)
Withholding taxes paid on vested restricted stock units	(12,222)	(18,405)
Proceeds from stock options exercised, net	145	4,317
Net cash used in financing activities	$(12,100)	$(14,166)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$14,806	$(2,110)
Net decrease in cash, cash equivalents, and restricted cash at the end of the period	(54,701)	(37,720)
Cash, cash equivalents, and restricted cash at the beginning of period	216,716	250,077
Cash, cash equivalents, and restricted cash at the end of period	$162,015	$212,357
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$21,794	$23,790
Cash paid for taxes	$731	$1,126
Supplemental disclosure of non-cash investing and financing activities
Tenant improvements paid through lease incentives	$195	$120
Capital expenditures unpaid at the end of period	$174	$90
Cashless exercise of warrants	$71	$—

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
Pombiliti® + Opfolda® (also referred to as "cipaglucosidase alfa-atga/miglustat"), is approved in the U.S., the E.U., the U.K., Canada, Australia, Switzerland, and Japan. Multiple regulatory submissions and reimbursement processes with global health authorities are currently underway. Additionally, Pombiliti® + Opfolda® has been granted orphan drug designation or status in the U.S., U.K., Switzerland, and Japan and data exclusivity in the E.U.
On April 30, 2025, the Company entered into an exclusive license agreement with Dimerix Bioscience Pty Limited ("Dimerix") for the commercialization of Dimerix' Phase 3 drug candidate, DMX-200, in the United States for treatment of Focal Segmental Glomerulosclerosis ("FSGS") and other indications. Refer to "— Note 6. Licensing Agreement," in our Notes to Consolidated Financial Statements.
The Company had an accumulated deficit of $2.8 billion as of June 30, 2025 and anticipates incurring losses through the fiscal year ending December 31, 2025. The Company has historically funded its operations through stock offerings, product revenues, debt issuances, collaborations, and other financing arrangements.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, certain financial information that is normally included in annual financial statements prepared in accordance with U.S. GAAP, but that is not required for interim reporting purposes, has been omitted. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's interim financial information. Management has determined that the Company operates in one segment focused on discovering, developing, and delivering novel medicines for rare diseases.
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
Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are reported within other comprehensive income (loss) in the Company's Consolidated Statements of Comprehensive Loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations, or other observable inputs. The cost of securities sold is based on the specific identification method.
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
The Company is subject to credit risk from its accounts receivable primarily related to its product sales of Galafold® and Pombiliti® + Opfolda®. The Company's accounts receivable at June 30, 2025 have arisen from product sales primarily in Europe, the U.S., and Japan. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. The Company's allowance for doubtful accounts was $3.4 million and $3.0 million as of June 30, 2025 and December 31, 2024, respectively
Revenue Recognition
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

The following table summarizes the Company's net product sales disaggregated by product and geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Galafold® U.S.	$53,600	$42,770	$93,766	$76,885
Galafold® Ex-U.S.	75,272	68,047	139,350	133,291
Total Galafold® sales	$128,872	$110,817	$233,116	$210,176
Pombiliti® + Opfolda® U.S.	$10,730	7,368	20,557	10,628
Pombiliti® + Opfolda® Ex-U.S.	15,086	8,484	26,264	16,268
Total Pombiliti® + Opfolda® sales	$25,816	$15,852	$46,821	$26,896
Total net product sales	$154,688	$126,669	$279,937	$237,072
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
Segment Information
The Company currently operates in one business segment focused on discovering, developing, and delivering novel medicines for rare diseases. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker ("CODM"), its Chief Executive Officer, who comprehensively manages the entire business. The Company and its CODM evaluate performance and allocate resources primarily based on Net product sales and Net loss within the Consolidated Statement of Operations that is regularly provided. Net loss is used to monitor budget to actual results and actuals against prior periods. The Company does not accumulate discrete financial information with respect to separate service lines, and thus there is one reportable segment. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Consolidated Statements of Operations and Consolidated Balance Sheets provide information regarding significant segment expenses and segment assets. Revenue segregation by product line is presented in the revenue recognition section earlier in this footnote.
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
On July 4, 2025, the U.S. enacted the budget reconciliation bill, H.R. 1, also referred to as, the One Big Beautiful Bill Act of 2025 (“OBBBA”). The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation.  The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The changes resulting from the tax provisions in OBBBA are not expected to have a material impact on the Company’s results of operations.
3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of June 30, 2025, the Company held $158.7 million in cash and cash equivalents and $72.3 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in the Consolidated Statements of Operations as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss, the Company would recognize an allowance and the corresponding credit loss would be included in the Consolidated Statements of Operations.
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

Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of June 30, 2025
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$158,702	$—	$—	$158,702
Commercial paper	32,124	—	(8)	32,116
U.S. government agency bonds	27,580	62	(3)	27,639
Corporate debt securities	12,370	19	(1)	12,388
Money market	100	—	—	100
Certificates of deposit	53	—	—	53
	$230,929	$81	$(12)	$230,998
Included in cash and cash equivalents	$158,702	$—	$—	$158,702
Included in marketable securities	72,227	81	(12)	72,296
Total cash, cash equivalents, and marketable securities	$230,929	$81	$(12)	$230,998

	As of December 31, 2024
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$213,752	$—	$—	$213,752
Commercial paper	18,082	3	(4)	18,081
U.S. government agency bonds	16,524	1	(7)	16,518
Corporate debt securities	1,446	—	(2)	1,444
Money market	100	—	—	100
Certificate of deposit	51	—	—	51
	$249,955	$4	$(13)	$249,946
Included in cash and cash equivalents	$213,752	$—	$—	$213,752
Included in marketable securities	36,203	4	(13)	36,194
Total cash, cash equivalents, and marketable securities	$249,955	$4	$(13)	$249,946
For both the six months ended June 30, 2025 and June 30, 2024, there were no realized gains or losses.
Unrealized loss positions in the marketable securities as of June 30, 2025 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized as a component of other comprehensive income (loss). The fair value of these marketable securities in unrealized loss positions are $37.1 million and $23.7 million as of June 30, 2025 and December 31, 2024, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total shown in the Consolidated Statements of Cash Flows.

	As of June 30,
(in thousands)	2025	2024
Cash and cash equivalents	$158,702	$209,335
Restricted cash	3,313	3,022
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$162,015	$212,357

4. Inventories
The following table summarizes the components of the Company’s inventories for each of the periods indicated:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$84,536	$87,916
Work-in-process	46,508	21,223
Finished goods	23,831	9,643
Total inventories	$154,875	$118,782
The Company's reserve for inventory was $4.8 million and $3.3 million as of June 30, 2025 and December 31, 2024, respectively.
5. Debt
The following table summarizes the Company's debt for each of the periods indicated:

(in thousands)	June 30, 2025	December 31, 2024
Senior Secured Term Loan due 2029:
Principal	$400,000	$400,000
Less: debt discount (1)	(6,878)	(7,863)
Less: deferred financing (1)	(1,800)	(2,026)
Net carrying value of long-term debt	$391,322	$390,111
______________________________
(1) Included in the Company's Consolidated Balance Sheets within long-term debt and amortized to interest expense over the remaining life of the Senior Secured Term Loan due 2029 using the effective interest rate method.
Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$10,931	$11,941	$21,771	$23,915
Amortization of debt discount	$502	$436	$984	$858
Amortization of deferred financing	$129	$124	$252	$233
6. Licensing Agreement
Dimerix Limited
On April 30, 2025, the Company entered into an exclusive license agreement with Dimerix Limited ("Dimerix") for the commercialization of Dimerix' Phase 3 drug candidate, DMX-200, in the United States for treatment of Focal Segmental Glomerulosclerosis ("FSGS") and other indications. In exchange for these rights, the Company paid Dimerix an upfront payment of $30 million. The Company will be obligated to pay Dimerix for certain success-based development and regulatory milestones for FSGS of up to a maximum aggregate amount of $75 million, regulatory milestones for other indications of up to a maximum aggregate amount of $40 million, commercial milestones of up to a maximum aggregate amount of $445 million, and tiered royalties of DMX-200 net sales in the U.S. ranging from the low-teens to low-twenties.
Dimerix will continue to fund and execute the Phase 3 study of DMX-200 ("ACTION3"), and Amicus will be responsible for submission and maintenance of the regulatory dossier in the United States, as well as all costs of commercialization activities.  Additionally, Amicus will have the exclusive rights to develop DMX-200 in other future indications in the United States. Amicus and Dimerix will form a Joint Steering Committee to align the development and commercialization of DMX-200 in FSGS in U.S. The agreement otherwise contains terms common for an arrangement of this kind.

7. Stock-Based Compensation
The Company's stockholders approved the 2025 Equity Incentive Plan (the "2025 Equity Plan") at the 2025 Annual Meeting of Stockholders, held on June 5, 2025 (the “Annual Meeting”), to replace the expiring Amended and Restated 2007 Equity Incentive Plan (the "2007 Equity Plan"). Following approval of the 2025 Equity Plan, no future awards are permitted to be granted under the 2007 Equity Plan. The maximum number of shares of our common stock that may be issued under the 2025 Equity Plan (subject to certain adjustments) is the sum of (i) 9.0 million shares which were approved by stockholders at the Annual Meeting; plus (ii) the number of shares reserved for issuance under the 2007 Equity Plan that remained available for grant under the 2007 Equity Plan as of the Annual Meeting; plus (iii) any shares underlying 2007 Equity Plan awards that may become available for issuance under the 2025 Equity Plan in accordance with the 2025 Equity Plan provisions.
Stock Option Grants
The fair value of the stock options granted were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected stock price volatility	55.4%	56.6%	55.5%	57.2%
Risk free interest rate	4.0%	4.3%	4.3%	4.0%
Expected life of options (years)	5.6	5.6	5.6	5.6
Expected annual dividend per share	$—	$—	$—	$—
 A summary of the Company's stock options for the six months ended June 30, 2025 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2024	26,013	$12.11
Granted	3,522	$8.60
Exercised	(19)	$7.34
Forfeited	(272)	$11.21
Expired	(973)	$12.99
Options outstanding, June 30, 2025	28,271	$11.65	5.9	$0.4
Vested and non-vested expected to vest, June 30, 2025	27,036	$11.66	5.8	$0.4
Exercisable at June 30, 2025	19,534	$11.91	4.7	$0.4
As of June 30, 2025, the total unrecognized compensation cost related to non-vested stock options granted was $40.3 million and is expected to be recognized over a weighted average period of two years.

Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity for the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2024	8,277	$13.59
Granted	7,234	$8.82
Vested	(2,283)	$11.46
Forfeited	(519)	$11.03
Non-vested units as of June 30, 2025	12,709	$11.13	2.6	$72.8
As of June 30, 2025, there was $85.2 million of total unrecognized compensation cost related to non-vested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of three years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Company's Consolidated Statements of Operations related to the equity awards:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development expense	$2,393	$3,061	$6,397	$7,932
Selling, general, and administrative expense	15,166	13,136	36,334	39,068
Total equity compensation expense	$17,559	$16,197	$42,731	$47,000

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

A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of June 30, 2025 are identified in the following tables:

(in thousands)	Level 1	Level 2	Total
Assets:
Commercial paper	$—	$32,116	$32,116
U.S. government agency bonds	—	27,639	27,639
Corporate debt securities	—	12,388	12,388
Money market	2,279	—	2,279
	$2,279	$72,143	$74,422

(in thousands)	Level 1	Level 2	Total
Liabilities:
Deferred compensation plan liability	$2,179	$—	$2,179
	$2,179	$—	$2,179
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
Deferred compensation plan liability is recorded as a component of other non-current liabilities on the Company's Consolidated Balance Sheets. The Company did not have any Level 3 assets or liabilities as of June 30, 2025 or December 31, 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(24,420)	$(15,697)	$(46,106)	$(64,116)
Denominator:
Weighted average common shares outstanding — basic and diluted	308,254,256	303,773,922	307,972,054	303,336,787
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	As of June 30,
(in thousands)	2025	2024
Options to purchase common stock	28,271	26,536
Non-vested restricted stock units	12,709	9,545
Total number of potentially issuable shares	40,980	36,081

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
Pombiliti® + Opfolda® (also referred to as "cipaglucosidase alfa-atga/miglustat") is approved in the U.S., the E.U., the U.K., Canada, Australia, Switzerland, and Japan. Multiple regulatory submissions and reimbursement processes with global health authorities are currently underway. Additionally, Pombiliti® + Opfolda® has been granted orphan drug designation or status in the U.S., U.K., Switzerland and Japan and data exclusivity in the E.U.
On April 30, 2025, the Company entered into an exclusive license agreement with Dimerix Bioscience Pty Limited ("Dimerix") for the United States commercialization rights of Dimerix' Phase 3 drug candidate, DMX-200 for treatment of Focal Segmental Glomerulosclerosis ("FSGS") and other indications. In exchange for these rights, the Company paid Dimerix an upfront payment of $30 million. The Company will be obligated to pay Dimerix for certain success-based development and regulatory milestones for FSGS of up to a maximum aggregate amount of $75 million, regulatory milestones for other indications of up to a maximum aggregate amount of $40 million, commercial milestones of up to a maximum aggregate amount of $445 million, and tiered royalties of DMX-200 net sales in the U.S. ranging from the low-teens to low-twenties. Dimerix will continue to fund and execute the ACTION3 study, and Amicus will be responsible for submission and maintenance of the regulatory dossier in the United States, as well as all costs of commercialization activities.  Additionally, Amicus will have the exclusive rights to develop DMX-200 in other future indications in the United States. Amicus and Dimerix will form a Joint Steering Committee to align the development and commercialization of DMX-200 in FSGS in U.S.
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
Highlights of our progress include:
•Commercial success in Fabry disease. For the six months ended June 30, 2025, Galafold® revenue was $233.1 million of consolidated revenue, which represented an increase of $22.9 million compared to the same period in the prior year. We continue to see strong commercial momentum and expansion into additional geographies.
•Commercial and regulatory success in Pompe disease. For the six months ended June 30, 2025, Pombiliti® + Opfolda® revenue was $46.8 million of consolidated revenue. As of June 30, 2025, Pombiliti® + Opfolda® has been approved by the respective regulatory authorities in the E.U., U.S., U.K., Canada, Switzerland, Australia, and Japan. Additionally, throughout 2024 and 2025, we established reimbursement agreements in multiple E.U. countries.

•Pipeline advancement and growth. On April 30, 2025, Amicus licensed exclusive rights to commercialize DMX-200, a small molecule currently in a pivotal Phase 3 study ("ACTION3"), in the United States for treatment of FSGS and other indications. We are also continuing to leverage our global capabilities to develop and broaden our franchises in Fabry and Pompe disease, with focused discovery work on next generation therapies and novel technologies.
•Financial strength. Total cash, cash equivalents, and marketable securities as of June 30, 2025 was $231.0 million.
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
Pombiliti® (cipaglucosidase alfa-atga) + Opfolda® (miglustat) for Pompe Disease
We have leveraged our biologics capabilities to develop Pombiliti® + Opfolda®, a novel two-component treatment paradigm for Pompe disease. Pombiliti® + Opfolda® was approved by the European Commission ("EC"), the Medicines and Healthcare products Regulatory Agency ("MHRA"), and the FDA in 2023, the Swissmedic and Australia in 2024, and Canada, and Japan in 2025 for adult late-onset Pompe disease ("LOPD") patients. Additional regulatory submissions and reimbursement processes with global health authorities are currently underway.
Pombiliti® + Opfolda® consists of a uniquely engineered recombinant human acid alpha-glucosidase ("rhGAA") enzyme, cipaglucosidase alfa-atga, with an optimized carbohydrate structure to enhance cellular uptake, administered intravenously in combination with orally administered miglustat. Miglustat binds to and stabilizes the cipaglucosidase alfa-atga in circulation reducing inactivation of rhGAA in circulation to improve the uptake of active enzyme into key disease relevant tissues. Miglustat is not an active ingredient that contributes directly to glycogen reduction.
In addition, clinical studies are ongoing in pediatric patients for both the LOPD and infantile-onset Pompe disease ("IOPD") populations.
DMX-200 for Focal Segmental Glomerulosclerosis (FSGS)
DMX-200 is a small molecule inhibitor of the chemokine receptor 2 (CCR2) under development in a pivotal Phase 3 study (ACTION3), for the treatment of FSGS kidney disease. In early 2024, Dimerix reported positive interim results from the ACTION3 trial in FSGS showing DMX-200 was performing better than placebo in reducing proteinuria with no safety concerns to date. An additional blinded interim analysis is planned once the revised primary and secondary endpoints have been pre-specified in the protocol and agreed with the FDA. In a March 2025 Type C meeting, Dimerix successfully aligned with the FDA on proteinuria as an appropriate primary endpoint for traditional marketing approval for DMX-200.
FSGS is a rare, serious kidney disorder characterized by progressive scarring (sclerosis) in parts of the glomeruli—the kidney’s filtering units. This scarring leads to leakage of protein into the urine (proteinuria), and progressive loss of kidney function leading to end-stage kidney disease. FSGS is increasingly understood to have an inflammatory component, with monocyte and macrophage activation contributing to glomerular injury. In the United States, more than 40,000 people are estimated to be living with FSGS, including both adults and children. There are no therapies specifically approved for FSGS in the U.S. Management of the disease relies on non-specific immunosuppressive and supportive therapies. In patients with progressive or treatment-resistant FSGS, the average time from diagnosis to end-stage kidney disease can be as short as five years. Even among those who undergo kidney transplantation, disease recurrence occurs in up to 60% of cases, underscoring the urgent need for new, disease-modifying treatments. DMX-200 is the only clinical-stage kidney disease program that specifically targets monocyte-driven inflammation, a mechanistic approach distinct from all other known therapies in development. Several other agents are in late-stage clinical development for FSGS, targeting alternative pathways including endothelin receptor antagonists and APOL1 inhibitors. Preclinical in vitro data supports potential mechanistic synergy between DMX-200 and endothelin antagonists.
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
Consolidated Results of Operations
Three Months Ended June 30, 2025 compared to June 30, 2024
The following table provides selected financial information for the Company:

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Net product sales	$154,688	$126,669	$28,019
Cost of goods sold	15,217	11,261	3,956
Gross profit	139,471	115,408	24,063
Operating expenses:
Research and development	60,848	24,683	36,165
Selling, general, and administrative	84,543	73,576	10,967
Loss on impairment of assets	1,702	—	1,702
Depreciation and amortization	1,852	2,182	(330)
Other expense:
Interest income	843	1,370	(527)
Interest expense	(11,565)	(12,512)	947
Other income (expense)	1,015	(3,717)	4,732
Income tax expense	(5,239)	(15,805)	10,566
Net loss attributable to common stockholders	$(24,420)	$(15,697)	$(8,723)
Net Product Sales. Net product sales increased $28.0 million during the three months ended June 30, 2025 compared to the same period in the prior year. The increase was due to the continued growth of Galafold® and Pombiliti® + Opfolda® in Europe and the U.S. and a $5.3 million favorable impact of foreign currency exchange.

Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with net product sales. Cost of goods sold increased by $4.0 million primarily related to the increase in net product sales. A portion of Pombiliti® inventory was expensed as research and development costs prior to regulatory approval and as such, the cost of goods sold and related gross margins are not necessarily indicative of future costs of goods sold and gross margin.
Research and Development Expense. The following table summarizes our principal development programs and the expenses incurred:

(in thousands)	Three Months Ended June 30,
Projects	2025	2024
Third party direct project expenses
Galafold® (Fabry disease)	$4,216	$2,225
Pombiliti® + Opfolda® (Pompe disease)	15,933	9,093
DMX-200 (FSGS kidney disease)	30,000	—
Pre-clinical and other programs	463	832
Total third-party direct project expenses	50,612	12,150
Other project costs
Personnel costs	7,800	9,675
Other costs	2,436	2,858
Total other project costs	10,236	12,533
Total research and development costs	$60,848	$24,683
The $36.2 million increase in research and development costs was primarily driven by the $30.0 million upfront license payment to Dimerix as well as the timing of expense for the manufacturing of clinical batches of Pombiliti®.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $11.0 million, primarily driven by personnel costs resulting from an increase in headcount to support the supply of our products.
Other Income (Expense). The net change of $4.7 million was primarily related to movement in foreign exchange rates caused by remeasurement of foreign-denominated balances.
Income Tax Expense. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the mix of pre-tax earnings among the many jurisdictions in which we operate and differences in the timing of the recognition of such earnings under the relevant accounting standards and tax rules.

Six Months Ended June 30, 2025 compared to June 30, 2024
The following table provides selected financial information for the Company:

	Six Months Ended June 30, 2025
(in thousands)	2025	2024	Change
Net product sales	$279,937	$237,072	$42,865
Cost of goods sold	26,915	24,828	2,087
Gross profit	253,022	212,244	40,778
Operating expenses:
Research and development	88,687	53,012	35,675
Selling, general, and administrative	176,370	161,605	14,765
Restructuring charges	—	6,045	(6,045)
Loss on impairment of assets	1,702	—	1,702
Depreciation and amortization	3,689	4,336	(647)
Other expense:
Interest income	1,655	2,910	(1,255)
Interest expense	(23,020)	(24,948)	1,928
Other income (expense)	1,565	(8,683)	10,248
Income tax expense	(8,880)	(20,641)	11,761
Net loss attributable to common stockholders	$(46,106)	$(64,116)	$18,010
Net Product Sales. Net product sales increased $42.9 million during the six months ended June 30, 2025 compared to the same period in the prior year. The increase was due to the continued growth of Galafold® and Pombiliti® + Opfolda® in Europe and the U.S. and a $3.9 million favorable impact of foreign currency exchange.
Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with net product sales. Cost of goods sold increased by $2.1 million primarily related to the increase in net product sales. A portion of Pombiliti® inventory was expensed as research and development costs prior to regulatory approval and as such, the cost of goods sold and related gross margins are not necessarily indicative of future costs of goods sold and gross margin.
Research and Development Expense. The following table summarizes our principal development programs and expenses incurred:

(in thousands)	Six Months Ended June 30, 2025
Projects	2025	2024
Third party direct project expenses
Galafold® (Fabry disease)	$7,141	$4,040
Pombiliti® + Opfolda® (Pompe disease)	28,484	20,413
DMX-200 (FSGS kidney disease)	30,000	—
Pre-clinical and other programs	825	1,449
Total third-party direct project expenses	66,450	25,902
Other project costs
Personnel costs	17,172	21,580
Other costs	5,065	5,530
Total other project costs	22,237	27,110
Total research and development costs	$88,687	$53,012
The $35.7 million increase in research and development costs was primarily driven by the $30.0 million upfront license payment to Dimerix, and the timing of expense for the manufacturing of clinical batches of Pombiliti®.

Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $14.8 million, primarily driven by $8.7 million of higher personnel costs resulting from an increase in headcount to support the supply of our products and $4.5 million of higher expense in connection with our continuing expansion of manufacturing capabilities.
Restructuring Charges. In the first quarter of 2024, restructuring charges were primarily related to an initiative to reduce operating costs by abandoning a lease that was no longer useful in our operations.
Other Income (Expense). The net change of $10.2 million was primarily related to movement in foreign exchange rates caused by remeasurement of foreign-denominated balances.
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
Sources of Liquidity
In November 2022, we entered into a Sales Agreement with Goldman Sachs & Co. LLC to create an at-the-market equity program ("ATM program"), pursuant to which we may offer to sell shares of our common stock having an aggregate offering gross proceeds of up to $250.0 million. As of June 30, 2025, an aggregate of $164.2 million worth of shares remain available to be issued and sold under the ATM program.
Cash Flow Discussion
As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $231.0 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Used in Operating Activities
Net cash used in operations for the six months ended June 30, 2025 was $18.8 million. The components of net cash used in operations primarily reflect net loss of $46.1 million adjusted for non-cash expenses of $50.4 million, which includes $42.7 million of stock compensation and $3.7 million of depreciation expense. This is further driven by a net increase in operating assets and liabilities of $23.0 million. The changes in operating assets and liabilities were primarily driven by an increase in inventory of $30.9 million to support our continued commercial growth and an increase in prepaid expenses and other current assets of $8.4 million, partially offset by a $14.0 million increase in accounts payable and accrued expenses.
Net cash used in operations for the six months ended June 30, 2024 was $7.0 million. The components of net cash used in operations included the net loss for the six months ended June 30, 2024 of $64.1 million and a net decrease in changes in operating assets and liabilities of $11.2 million, offset by $47.0 million of stock compensation and $21.3 million of other non-cash adjustments. The changes in operating assets and liabilities were primarily due to an increase in inventory of $26.9 million to support our continued commercial growth, partially offset by a decrease in prepaid expenses and other current assets of $14.0 million.

Net Cash Used in by Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $38.6 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash used in investing activities reflects $53.2 million for the purchase of marketable securities, partially offset by $17.2 million from the sale and redemption of marketable securities and $2.6 million for capital expenditures.
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
Net Cash Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $12.1 million. Net cash used in financing activities primarily reflects withholding taxes paid on vested restricted stock units of $12.2 million, partially offset by $0.1 million of proceeds from the exercise of stock options.
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
•any changes in laws, rules or regulations, including the imposition of tariffs or other trade restrictions, affecting our ability to manufacture, transport, test, develop, or commercialize our products, including Galafold®, Pombiliti® + Opfolda®, or our product candidates;
•the costs of commercialization activities, including product marketing, sales, and distribution;
•the emergence of competing technologies and other adverse market developments;
•the estimates regarding the potential market opportunity for our products and product candidates;
•our ability to successfully commercialize Galafold® (also referred to as "migalastat HCl");
•our ability to successfully commercialize Pombiliti® + Opfolda® (together, also referred to as "AT-GAA") in the E.U., U.K., Japan, and U.S., and elsewhere, if regulatory applications are approved;
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
There were no significant changes during the six months ended June 30, 2025 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. As of June 30, 2025, there have been no material changes to our market risks or to our management of such risks since December 31, 2024.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 through April 30, 2025	4,374	$6.92	—	—
May 1, 2025 through May 31, 2025	16,494	$6.31	—	—
June 1, 2025 through June 30, 2025	7,880	$6.04	—	—
Total	28,748	$6.33	—	—
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
Cash Deferral Plan
On July 29, 2025 the Company’s board of directors (the “Board”), upon the recommendation of the Compensation and Leadership Development Committee of the Board, elected to freeze the Amicus Therapeutics, Inc. Cash Deferral Plan (the “Plan”), such that no new deferral may be made thereunder. Individuals already enrolled in the Plan, who have made elections prior to the freeze, will continue in the Plan until their prior elections have been satisfied.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amicus Therapeutics, Inc. 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on June 5, 2025)

10.2
First Amendment to Loan Agreement, dated April 28, 2025 by and among Amicus Therapeutics, Inc., certain subsidiaries of Amicus Therapeutics, Inc. from time to time party thereto as Guarantors, Blackstone Alternative Credit Advisors LP, Blackstone Life Sciences Advisors L.L.C., certain lenders from time to time party thereto and Wilmington Trust, National Association, as Agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2025)

10.3
Second Amendment to Loan Agreement, dated June 16, 2025 by and among Amicus Therapeutics, Inc. certain subsidiaries of Amicus Therapeutics, Inc. from time to time party thereto as Guarantors, Blackstone Alternative Credit Advisors LP, Blackstone Life Sciences Advisors L.L.C., certain lenders from time to time party thereto and Wilmington Trust, National Association, as Agent for the lenders (filed herewith)

*10.4	License Agreement, dated as of May 1, 2025, by and between Amicus Therapeutics, Inc. and Dimerix Biosciences Pty Ltd. (filed herewith)

**10.5	Form of Restricted Stock Unit Award Agreement under the Amicus Therapeutics, Inc. 2025 Equity Incentive Plan (filed herewith)

**10.6	Form of Stock Option Award Agreement under the Amicus Therapeutics, Inc. 2025 Equity Incentive Plan (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
* Portions of the exhibit have been omitted in accordance with CFR § 229.601(b)(10)(iv).
** Management contract or compensatory plan or arrangement.
____________________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMICUS THERAPEUTICS, INC.

Date:	July 31, 2025	By:	/s/ Bradley L. Campbell
Bradley L. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2025	By:	/s/ Simon Harford
Simon Harford
Chief Financial Officer
(Principal Financial Officer)