Form 10-Q
period 2025-09-30
AMICUS THERAPEUTICS, INC.
filed 2025-11-04
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of October 24, 2025 was 308,533,548 shares.

AMICUS THERAPEUTICS, INC.

Form 10-Q for the Quarterly Period Ended September 30, 2025

i

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
•our ability to successfully commercialize Pombiliti® + Opfolda® in the E.U., U.K., and U.S., and elsewhere, if regulatory applications are approved;
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

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$190,553	$213,752
Investments in marketable securities	73,290	36,194
Accounts receivable	113,838	101,099
Inventories	177,928	118,782
Prepaid expenses and other current assets	38,457	34,909
Total current assets	594,066	504,736
Operating lease right-of-use assets, net	21,549	22,278
Property and equipment, less accumulated depreciation of $31,271 and $28,775 at September 30, 2025 and December 31, 2024, respectively	27,759	29,383
Intangible assets, less accumulated amortization of $8,257 and $5,802 at September 30, 2025 and December 31, 2024, respectively	14,743	17,198
Goodwill	197,797	197,797
Other non-current assets	12,897	13,641
Total Assets	$868,811	$785,033
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,103	$12,947
Accrued expenses and other current liabilities	171,165	127,300
Operating lease liabilities	8,662	8,455
Total current liabilities	198,930	148,702
Long-term debt	391,985	390,111
Operating lease liabilities	42,174	45,078
Other non-current liabilities	5,298	7,097
Total liabilities	638,387	590,988
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 308,499,614 and 299,041,653 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,017	2,944
Common stock in treasury, at cost; 7,390 shares as of September 30, 2025	(71)	—
Additional paid-in capital	2,973,625	2,926,115
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	22,886	5,302
Unrealized loss on available-for-sale securities	(53)	(207)
Warrants	—	71
Accumulated deficit	(2,768,980)	(2,740,180)
Total stockholders’ equity	230,424	194,045
Total Liabilities and Stockholders’ Equity	$868,811	$785,033

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net product sales	$169,061	$141,517	$448,998	$378,589
Cost of goods sold	19,467	13,279	46,382	38,107
Gross profit	149,594	128,238	402,616	340,482
Operating expenses:
Research and development	23,415	26,160	112,102	79,172
Selling, general, and administrative	90,036	75,106	266,406	236,711
Restructuring charges	—	3,143	—	9,188
Loss on impairment of assets	—	—	1,702	—
Depreciation and amortization	1,874	2,170	5,563	6,506
Total operating expenses	115,325	106,579	385,773	331,577
Income from operations	34,269	21,659	16,843	8,905
Other expense:
Interest income	829	1,081	2,484	3,991
Interest expense	(11,711)	(12,692)	(34,731)	(37,640)
Other income (expense)	10,887	(3,263)	12,452	(11,946)
Income (loss) before income tax	34,274	6,785	(2,952)	(36,690)
Income tax expense	(16,968)	(13,514)	(25,848)	(34,155)
Net income (loss) attributable to common stockholders	$17,306	$(6,729)	$(28,800)	$(70,845)
Net income (loss) attributable to common stockholders per common share — basic	$0.06	$(0.02)	$(0.09)	$(0.23)
Net income (loss) attributable to common stockholders per common share — diluted	0.06	(0.02)	(0.09)	(0.23)
Weighted-average common shares outstanding — basic	308,468,423	304,690,596	308,139,134	303,792,479
Weighted-average common shares outstanding — diluted	310,433,494	304,690,596	308,139,134	303,792,479

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$17,306	$(6,729)	$(28,800)	$(70,845)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(8,049)	16,168	17,584	19,730
Unrealized gain on available-for-sale securities	76	9	154	—
Other comprehensive (loss) income	(7,973)	16,177	17,738	19,730
Comprehensive income (loss)	$9,333	$9,448	$(11,062)	$(51,115)

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended September 30, 2025

	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2025	308,064,329	$3,016	$2,956,839	7,390	$(71)	$30,806	$(2,786,286)	$204,304
Stock options exercised, net	60,004	1	338	—	—	—	—	339
Vesting of restricted stock units, net of taxes	375,281	—	(1,641)	—	—	—	—	(1,641)
Stock-based compensation	—	—	18,089	—	—	—	—	18,089
Unrealized gain on available-for-sale securities	—	—	—	—	—	76	—	76
Foreign currency translation adjustment	—	—	—	—	—	(8,049)	—	(8,049)
Net income	—	—	—	—	—	—	17,306	17,306
Balance at September 30, 2025	308,499,614	$3,017	$2,973,625	7,390	$(71)	$22,833	$(2,768,980)	$230,424

Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-In Capital	Warrants	Treasury Stock		Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	299,041,653	$2,944	$2,926,115	$71	—	$—	$5,095	$(2,740,180)	$194,045
Stock options exercised, net	79,448	2	482	—	—	—	—	—	484
Vesting of restricted stock units, net of taxes	2,256,298	—	(13,863)	—	—	—	—	—	(13,863)
Stock-based compensation	—	—	60,820	—	—	—	—	—	60,820
Warrants exercised	7,129,605	71	—	(71)	—	—	—	—	—
Treasury stock	(7,390)	—	71	—	7,390	(71)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	154	—	154
Foreign currency translation adjustment	—	—	—	—	—	—	17,584	—	17,584
Net loss	—	—	—	—	—	—	—	(28,800)	(28,800)
Balance at September 30, 2025	308,499,614	$3,017	$2,973,625	$—	7,390	$(71)	$22,833	$(2,768,980)	$230,424

Three Months Ended September 30, 2024

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	296,428,877	$2,923	$2,868,925	$71	$8,794	$(2,748,190)	$132,523
Stock options exercised, net	215,653	2	1,803	—	—	—	1,805
Vesting of restricted stock units, net of taxes	354,273	—	(2,792)	—	—	—	(2,792)
Stock-based compensation	—	—	18,688	—	—	—	18,688
Issuance of shares in connection with at-the-market offering, net of issuance costs	1,692,291	17	19,136				19,153
Unrealized gain on available-for-sale securities	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	16,168	—	16,168
Net loss	—	—	—	—	—	(6,729)	(6,729)
Balance at September 30, 2024	298,691,094	$2,942	$2,905,760	$71	$24,971	$(2,754,919)	$178,825

Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-In Capital	Warrants	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	293,594,209	$2,918	$2,836,018	$71	$5,241	$(2,684,074)	$160,174
Stock options exercised, net	796,202	7	6,115	—	—	—	6,122
Vesting of restricted stock units, net of taxes	2,608,392	—	(21,197)	—	—	—	(21,197)
Stock-based compensation	—	—	65,688	—	—	—	65,688
Issuance of shares in connection with at-the-market offering, net of issuance costs	1,692,291	17	19,136				19,153
Foreign currency translation adjustment	—	—	—	—	19,730	—	19,730
Net loss	—	—	—	—	—	(70,845)	(70,845)
Balance at September 30, 2024	298,691,094	$2,942	$2,905,760	$71	$24,971	$(2,754,919)	$178,825

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(28,800)	$(70,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	1,894	1,665
Depreciation and amortization	5,563	6,506
Stock-based compensation	60,820	65,688
Foreign currency remeasurement loss	7,208	15,167
Other	3,134	7,048
Changes in operating assets and liabilities:
Accounts receivable	(5,246)	(9,090)
Inventories	(67,187)	(61,632)
Prepaid expenses and other current assets	(787)	28,216
Accounts payable, accrued expenses, and other current liabilities	44,634	(11,483)
Other non-current assets and liabilities	(4,341)	(1,215)
Net cash provided by (used in) operating activities	$16,892	$(29,975)
Investing activities
Sale and redemption of marketable securities	34,412	101,875
Purchases of marketable securities	(71,353)	(78,778)
Capital expenditures	(2,997)	(3,265)
Net cash (used in) provided by investing activities	$(39,938)	$19,832
Financing activities
Payment of finance leases	(40)	(54)
Withholding taxes paid on vested restricted stock units	(13,863)	(21,197)
Proceeds from stock options exercised, net	484	6,122
Proceeds from the issuance of shares in connection with at-the-market offering, net of issuance costs	—	19,153
Net cash (used in) provided by financing activities	$(13,419)	$4,024
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$13,606	$(7,138)
Net decrease in cash, cash equivalents, and restricted cash at the end of the period	(22,859)	(13,257)
Cash, cash equivalents, and restricted cash at the beginning of period	216,716	250,077
Cash, cash equivalents, and restricted cash at the end of period	$193,857	$236,820
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$32,852	$47,587
Cash paid for taxes	$2,345	$2,729
Supplemental disclosure of non-cash investing and financing activities
Tenant improvements paid through lease incentives	$292	$217
Capital expenditures unpaid at the end of period	$—	$168
Cashless exercise of warrants	$71	$—

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
The Company had an accumulated deficit of $2.8 billion as of September 30, 2025 and anticipates incurring losses through the fiscal year ending December 31, 2025. The Company has historically funded its operations through stock offerings, product revenues, debt issuances, collaborations, and other financing arrangements.
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

Foreign Currency Transactions
The functional currency for most of the Company's foreign subsidiaries is their local currency. For non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the weighted average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of the Company's foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of stockholders' equity. Transactions which are not in the functional currency of the entity are remeasured into the functional currency with gains or losses resulting from the remeasurement recorded in other income (expense).
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
Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are reported within other comprehensive (loss) income in the Company's Consolidated Statements of Comprehensive Income (Loss). Fair value is based on available market information including quoted market prices, broker or dealer quotations, or other observable inputs. The cost of securities sold is based on the specific identification method.
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
The Company is subject to credit risk from its accounts receivable primarily related to its product sales of Galafold® and Pombiliti® + Opfolda®. The Company's accounts receivable at September 30, 2025 have arisen from product sales primarily in Europe, the U.S., and Japan. The Company periodically assesses the financial strength of its customers to establish allowances for anticipated losses, if any. The Company's allowance for doubtful accounts was $2.7 million and $3.0 million as of September 30, 2025 and December 31, 2024, respectively.
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

The following table summarizes the Company's net product sales disaggregated by product and geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Galafold® U.S.	$57,198	$47,333	$150,964	$124,218
Galafold® Ex-U.S.	81,149	73,048	220,499	206,339
Total Galafold® sales	$138,347	$120,381	$371,463	$330,557
Pombiliti® + Opfolda® U.S.	$13,070	8,859	33,627	19,487
Pombiliti® + Opfolda® Ex-U.S.	17,644	12,277	43,908	28,545
Total Pombiliti® + Opfolda® sales	$30,714	$21,136	$77,535	$48,032
Total net product sales	$169,061	$141,517	$448,998	$378,589
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
Income Taxes
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
The ending amount of unrecognized tax benefits was $20.0 million and $13.8 million as of September 30, 2025, and December 31, 2024, respectively. For the three and nine months ended September 30, 2025, approximately $5.8 million and $6.2 million of unrecognized tax benefits would, if recognized, impact the Company’s effective tax rate, respectively, compared to $1.1 million and $6.1 million in the same periods for the prior year.
Earnings (loss) per common share
The Company calculates earnings (loss) per share as a measurement of the Company's performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period. Basic earnings (loss) per share is computed based on net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed consistently with the basic computation plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares that the Company could be obligated to issue from its outstanding stock-based compensation awards. In periods in which a net loss is presented, the inclusion of common stock options and unvested restricted stock units would be anti-dilutive. For purposes of computing diluted earnings (loss) per share, weighted average common shares do not include potentially dilutive shares if their effect is anti-dilutive. As such, the shares the Company could be obligated to issue from its stock options are excluded from the earnings (loss) per share calculation if the exercise price exceeds the average market price of common shares. The Company uses the treasury stock method to calculate the dilutive effect of outstanding stock-based compensation.

Segment Information
The Company currently operates in one business segment focused on discovering, developing, and delivering novel medicines for rare diseases. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker ("CODM"), its Chief Executive Officer, who comprehensively manages the entire business. The Company and its CODM evaluate performance and allocate resources primarily based on Net product sales and Net income (loss) within the Consolidated Statement of Operations that is regularly provided. Net income (loss) is used to monitor budget to actual results and actuals against prior periods. The Company does not accumulate discrete financial information with respect to separate service lines, and thus there is one reportable segment. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Consolidated Statements of Operations and Consolidated Balance Sheets provide information regarding significant segment expenses and segment assets. Revenue segregation by product line and geographic area is presented in the revenue recognition section earlier in this footnote.
Recent Accounting Developments - Guidance Adopted in 2025
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, must be applied prospectively with an option to apply retrospectively, and early adoption is permitted. The Company adopted this guidance on January 1, 2025. This ASU applies to disclosure requirements only, and the Company will provide required annual disclosures as part of the 2025 Annual Report on Form 10-K. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Financial Statements.
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
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326)". The standard is intended to simplify the calculation of current expected credit losses by allowing companies to elect a practical expedient to assume that current market conditions as of the balance sheet date will not change over the life of the asset. This ASU is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently assessing the impact this standard will have on its Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) related to accounting for internal-use software costs. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. The Company is currently assessing the impact this standard will have on its Consolidated Financial Statements.

3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of September 30, 2025, the Company held $190.6 million in cash and cash equivalents and $73.3 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive loss (income) in the Consolidated Statements of Comprehensive Income (Loss). If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in the Consolidated Statements of Operations as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss, the Company would recognize an allowance and the corresponding credit loss would be included in the Consolidated Statements of Operations.
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
Cash, cash equivalents and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	As of September 30, 2025
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$190,553	$—	$—	$190,553
U.S. government agency bonds	42,123	126	(9)	42,240
Commercial paper	18,385	5	—	18,390
Corporate debt securities	12,484	24	(1)	12,507
Money market	100	—	—	100
Certificates of deposit	53	—	—	53
	$263,698	$155	$(10)	$263,843
Included in cash and cash equivalents	$190,553	$—	$—	$190,553
Included in marketable securities	73,145	155	(10)	73,290
Total cash, cash equivalents, and marketable securities	$263,698	$155	$(10)	$263,843

	As of December 31, 2024
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$213,752	$—	$—	$213,752
Commercial paper	18,082	3	(4)	18,081
U.S. government agency bonds	16,524	1	(7)	16,518
Corporate debt securities	1,446	—	(2)	1,444
Money market	100	—	—	100
Certificate of deposit	51	—	—	51
	$249,955	$4	$(13)	$249,946
Included in cash and cash equivalents	$213,752	$—	$—	$213,752
Included in marketable securities	36,203	4	(13)	36,194
Total cash, cash equivalents, and marketable securities	$249,955	$4	$(13)	$249,946

For both the nine months ended September 30, 2025 and September 30, 2024, there were no realized gains or losses.
Unrealized loss positions in the marketable securities as of September 30, 2025 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized as a component of other comprehensive income (loss). The fair value of these marketable securities in unrealized loss positions are $8.7 million and $23.7 million as of September 30, 2025 and December 31, 2024, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total shown in the Consolidated Statements of Cash Flows.

	As of September 30,
(in thousands)	2025	2024
Cash and cash equivalents	$190,553	$233,647
Restricted cash	3,304	3,173
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$193,857	$236,820
4. Inventories
The following table summarizes the components of the Company’s inventories for each of the periods indicated:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$105,295	$87,916
Work-in-process	39,263	21,223
Finished goods	33,370	9,643
Total inventories	$177,928	$118,782
The Company's reserve for inventory was $2.2 million and $3.3 million as of September 30, 2025 and December 31, 2024, respectively.
5. Debt
The following table summarizes the Company's debt for each of the periods indicated:

(in thousands)	September 30, 2025	December 31, 2024
Senior Secured Term Loan due 2029:
Principal	$400,000	$400,000
Less: debt discount (1)	(6,355)	(7,863)
Less: deferred financing (1)	(1,660)	(2,026)
Net carrying value of long-term debt	$391,985	$390,111
______________________________
(1) Included in the Company's Consolidated Balance Sheets within long-term debt and amortized to interest expense over the remaining life of the Senior Secured Term Loan due 2029 using the effective interest rate method.

Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$11,044	$12,106	$32,815	$36,021
Amortization of debt discount	$523	$455	$1,507	$1,313
Amortization of deferred financing	$134	$119	$387	$352
6. Licensing Agreement
Dimerix Limited
On April 30, 2025, the Company entered into an exclusive license agreement with Dimerix Limited ("Dimerix") for the commercialization of Dimerix' Phase 3 drug candidate, DMX-200, in the United States for treatment of Focal Segmental Glomerulosclerosis ("FSGS") and other indications. In exchange for these rights, the Company paid Dimerix an upfront payment of $30 million, which was recorded as a component of research and development expense in the Company's Consolidated Statement of Operations. The Company will be obligated to pay Dimerix for certain success-based development and regulatory milestones for FSGS of up to a maximum aggregate amount of $75 million, regulatory milestones for other indications of up to a maximum aggregate amount of $40 million, commercial milestones of up to a maximum aggregate amount of $445 million, and tiered royalties of DMX-200 net sales in the U.S. ranging from the low-teens to low-twenties.
Dimerix will continue to fund and execute the Phase 3 study of DMX-200 ("ACTION3"), and Amicus will be responsible for submission and maintenance of the regulatory dossier in the United States, as well as all costs of commercialization activities.  Additionally, Amicus will have the exclusive rights to develop DMX-200 in other future indications in the United States. Amicus and Dimerix have formed a Joint Steering Committee to align the development and commercialization of DMX-200 in FSGS in U.S. The agreement otherwise contains terms common for an arrangement of this kind.
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
Stock Option Grants
The fair value of the stock options granted were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected stock price volatility	55.1%	55.5%	55.5%	57.1%
Risk free interest rate	3.8%	3.9%	4.2%	4.0%
Expected life of options (years)	5.6	5.6	5.6	5.6
Expected annual dividend per share	$—	$—	$—	$—
 A summary of the Company's stock options for the nine months ended September 30, 2025 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2024	26,013	$12.11
Granted	4,012	$8.45
Exercised	(79)	$6.06
Forfeited	(477)	$11.33
Expired	(1,127)	$13.10
Options outstanding, September 30, 2025	28,342	$11.58	5.6	$4.3
Vested and non-vested expected to vest, September 30, 2025	27,274	$11.60	5.5	$4.2
Exercisable at September 30, 2025	20,138	$11.93	4.5	$2.6
As of September 30, 2025, the total unrecognized compensation cost related to non-vested stock options granted was $35.4 million and is expected to be recognized over a weighted average period of two years.
Restricted Stock Units and Performance-Based Restricted Stock Units (collectively "RSUs")
RSUs awarded are generally subject to graded vesting and are contingent on an employee's continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. A summary of non-vested RSU activity for the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2024	8,277	$13.59
Granted	7,608	$8.75
Vested	(2,786)	$11.10
Forfeited	(948)	$10.68
Non-vested units as of September 30, 2025	12,151	$11.01	2.4	$95.8
As of September 30, 2025, there was $74.3 million of total unrecognized compensation cost related to non-vested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Company's Consolidated Statements of Operations related to the equity awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development expense	$2,368	$4,397	$8,765	$12,329
Selling, general, and administrative expense	15,721	14,291	52,055	53,359
Total equity compensation expense	$18,089	$18,688	$60,820	$65,688

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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of September 30, 2025 are identified in the following tables:

(in thousands)	Level 1	Level 2	Total
Assets:
U.S. government agency bonds	$—	$42,240	$42,240
Commercial paper	—	18,390	18,390
Corporate debt securities	—	12,507	12,507
Money market	2,180	—	2,180
	$2,180	$73,137	$75,317

(in thousands)	Level 1	Level 2	Total
Liabilities:
Deferred compensation plan liability	$2,080	$—	$2,080
	$2,080	$—	$2,080
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

Deferred compensation plan liability is recorded as a component of other non-current liabilities on the Company's Consolidated Balance Sheets. The Company did not have any Level 3 assets or liabilities as of September 30, 2025 or December 31, 2024.
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
9. Basic and Diluted Net Earnings (Loss) per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$17,306	$(6,729)	$(28,800)	$(70,845)
Denominator:
Weighted average common shares outstanding — basic	308,468,423	304,690,596	308,139,134	303,792,479
Dilutive effect of stock based compensation awards (a)	1,965,071	—	—	—
Weighted average common shares outstanding — diluted	310,433,494	304,690,596	308,139,134	303,792,479
Earnings (loss) per share attributable to common shareholders:
Basic earnings (loss) per share	0.06	(0.02)	(0.09)	(0.23)
Diluted earnings (loss) per share	0.06	(0.02)	(0.09)	(0.23)
______________________________
(a) The Company was in a net loss position for the nine months ended September 30, 2025 and both the three and nine months ended September 30, 2024 and therefore the impact of stock-based compensation awards was excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive.
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method. Because the Company had a net loss for both comparative periods, the weighted average shares used to calculate both basic and diluted earnings per share are the same:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Options to purchase common stock	27,026	26,139	28,342	26,139
Non-vested restricted stock units	8,601	9,453	12,151	9,453
Total number of potentially issuable shares	35,627	35,592	40,493	35,592

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
On April 30, 2025, we entered into an exclusive license agreement with Dimerix Bioscience Pty Limited ("Dimerix") for the United States commercialization rights of Dimerix' Phase 3 drug candidate, DMX-200 for treatment of Focal Segmental Glomerulosclerosis ("FSGS") and other indications. In exchange for these rights, we paid Dimerix an upfront payment of $30 million. We will be obligated to pay Dimerix for certain success-based development and regulatory milestones for FSGS of up to a maximum aggregate amount of $75 million, regulatory milestones for other indications of up to a maximum aggregate amount of $40 million, commercial milestones of up to a maximum aggregate amount of $445 million, and tiered royalties of DMX-200 net sales in the U.S. ranging from the low-teens to low-twenties. Dimerix will continue to fund and execute the ACTION3 study, and we will be responsible for submission and maintenance of the regulatory dossier in the United States, as well as all costs of commercialization activities.  Additionally, we will have the exclusive rights to develop DMX-200 in other future indications in the United States. Amicus and Dimerix have formed a Joint Steering Committee to align the development and commercialization of DMX-200 in FSGS in U.S.
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
Highlights of our progress include:
•Commercial success in Fabry disease. For the nine months ended September 30, 2025, Galafold® revenue was $371.5 million of consolidated revenue, which represented an increase of $40.9 million compared to the same period in the prior year. We continue to see strong commercial momentum and expansion into additional geographies.
•Commercial and regulatory success in Pompe disease. For the nine months ended September 30, 2025, Pombiliti® + Opfolda® revenue was $77.5 million of consolidated revenue. As of September 30, 2025, Pombiliti® + Opfolda® has been approved by the respective regulatory authorities in the E.U., U.S., U.K., Canada, Switzerland, Australia, and Japan. Additionally, throughout 2024 and 2025, we established reimbursement agreements in multiple E.U. countries.

•Pipeline advancement and growth. On April 30, 2025, Amicus licensed exclusive rights to commercialize DMX-200, a small molecule currently in a pivotal Phase 3 study ("ACTION3"), in the United States for treatment of FSGS and other indications.
•Financial strength. Total cash, cash equivalents, and marketable securities as of September 30, 2025 was $263.8 million.
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
Pombiliti® (cipaglucosidase alfa-atga) + Opfolda® (miglustat) for Pompe Disease
We have leveraged our biologics capabilities to develop Pombiliti® + Opfolda®, a novel two-component treatment paradigm for Pompe disease. Pombiliti® + Opfolda® was approved by the European Commission ("EC"), the Medicines and Healthcare products Regulatory Agency ("MHRA"), and the FDA in 2023, the Swissmedic and the Therapeutics Good Administration in Australia in 2024, and Health Canada, and Japan's Ministry of Health, Labor and Welfare in 2025 for adult late-onset Pompe disease ("LOPD") patients. Additional regulatory submissions and reimbursement processes with global health authorities are currently underway.
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
Strategic Alliances and Arrangements
We will continue to evaluate business development opportunities to build stockholder value and provide us with access to the financial, technical, clinical, commercial resources, and intellectual property necessary to develop and market technologies or products in rare and orphan diseases. We are exploring potential collaborations, alliances, and various other business development opportunities on a regular basis. These opportunities may include business combinations, partnerships, the strategic in-licensing or out-licensing of certain assets, or the acquisition of preclinical-stage, clinical-stage, or marketed products or novel technologies consistent with our corporate strategy to develop and provide therapies to patients living with rare and orphan diseases.
Consolidated Results of Operations
Three Months Ended September 30, 2025 compared to September 30, 2024
The following table provides selected financial information for the Company:

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Net product sales	$169,061	$141,517	$27,544
Cost of goods sold	19,467	13,279	6,188
Gross profit	149,594	128,238	21,356
Operating expenses:
Research and development	23,415	26,160	(2,745)
Selling, general, and administrative	90,036	75,106	14,930
Restructuring charges	—	3,143	(3,143)
Depreciation and amortization	1,874	2,170	(296)
Other expense:
Interest income	829	1,081	(252)
Interest expense	(11,711)	(12,692)	981
Other income (expense)	10,887	(3,263)	14,150
Income tax expense	(16,968)	(13,514)	(3,454)
Net income (loss) attributable to common stockholders	$17,306	$(6,729)	$24,035
Net Product Sales. Net product sales increased $27.5 million during the three months ended September 30, 2025 compared to the same period in the prior year. The increase was due to the continued growth of Galafold® and Pombiliti® + Opfolda® in Europe and the U.S. and a $3.8 million favorable impact of foreign currency exchange.

Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with net product sales. Cost of goods sold increased by $6.2 million primarily related to the increase in net product sales. A portion of Pombiliti® inventory was expensed as research and development costs prior to regulatory approval and as such, the cost of goods sold and related gross margins are not necessarily indicative of future costs of goods sold and gross margin.
Research and Development Expense. The following table summarizes our principal development programs and the expenses incurred:

(in thousands)	Three Months Ended September 30,
Projects	2025	2024
Third party direct project expenses
Galafold® (Fabry disease)	$2,771	$2,380
Pombiliti® + Opfolda® (Pompe disease)	10,145	10,590
Pre-clinical and other programs	413	646
Total third-party direct project expenses	13,329	13,616
Other project costs
Personnel costs	7,467	9,707
Other costs	2,619	2,837
Total other project costs	10,086	12,544
Total research and development costs	$23,415	$26,160
The $2.7 million decrease in research and development costs was primarily driven by lower personnel costs.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $14.9 million, primarily driven by higher professional fees to support ongoing legal efforts and increased personnel costs resulting from an increase in headcount to support the supply of our products.
Other Income (Expense). The net change of $14.2 million was primarily related to movement in foreign exchange rates caused by remeasurement of foreign-denominated balances.
Income Tax Expense. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the mix of pre-tax earnings among the many jurisdictions in which we operate and differences in the timing of the recognition of such earnings under the relevant accounting standards and tax rules.

Nine Months Ended September 30, 2025 compared to September 30, 2024
The following table provides selected financial information for the Company:

	Nine Months Ended September 30, 2025
(in thousands)	2025	2024	Change
Net product sales	$448,998	$378,589	$70,409
Cost of goods sold	46,382	38,107	8,275
Gross profit	402,616	340,482	62,134
Operating expenses:
Research and development	112,102	79,172	32,930
Selling, general, and administrative	266,406	236,711	29,695
Restructuring charges	—	9,188	(9,188)
Loss on impairment of assets	1,702	—	1,702
Depreciation and amortization	5,563	6,506	(943)
Other expense:
Interest income	2,484	3,991	(1,507)
Interest expense	(34,731)	(37,640)	2,909
Other income (expense)	12,452	(11,946)	24,398
Income tax expense	(25,848)	(34,155)	8,307
Net loss attributable to common stockholders	$(28,800)	$(70,845)	$42,045
Net Product Sales. Net product sales increased $70.4 million during the nine months ended September 30, 2025 compared to the same period in the prior year. The increase was due to the continued growth of Galafold® and Pombiliti® + Opfolda® in Europe and the U.S. and a $7.7 million favorable impact of foreign currency exchange.
Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with net product sales. Cost of goods sold increased by $8.3 million primarily related to the increase in net product sales. A portion of Pombiliti® inventory was expensed as research and development costs prior to regulatory approval and as such, the cost of goods sold and related gross margins are not necessarily indicative of future costs of goods sold and gross margin.
Research and Development Expense. The following table summarizes our principal development programs and expenses incurred:

(in thousands)	Nine Months Ended September 30, 2025
Projects	2025	2024
Third party direct project expenses
Galafold® (Fabry disease)	$9,912	$6,420
Pombiliti® + Opfolda® (Pompe disease)	38,629	31,003
DMX-200 (FSGS kidney disease)	30,000	—
Pre-clinical and other programs	1,238	2,095
Total third-party direct project expenses	79,779	39,518
Other project costs
Personnel costs	24,639	31,287
Other costs	7,684	8,367
Total other project costs	32,323	39,654
Total research and development costs	$112,102	$79,172
The $32.9 million increase in research and development costs was primarily driven by the $30.0 million upfront license payment to Dimerix.

Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $29.7 million, primarily driven by $13.6 million of higher personnel costs resulting from an increase in headcount to support the supply of our products, $7.2 million of higher professional fees to support ongoing legal efforts, and $5.7 million of higher expense in connection with our continuing expansion of manufacturing capabilities.
Restructuring Charges. In the first quarter of 2024, restructuring charges were primarily related to an initiative to reduce operating costs by abandoning a lease that was no longer useful in our operations.
Other Income (Expense). The net change of $24.4 million was primarily related to movement in foreign exchange rates caused by remeasurement of foreign-denominated balances.
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
Sources of Liquidity
In November 2022, we entered into a Sales Agreement with Goldman Sachs & Co. LLC to create an at-the-market equity program ("ATM program"), pursuant to which we may offer to sell shares of our common stock having an aggregate offering gross proceeds of up to $250.0 million. As of September 30, 2025, an aggregate of $164.2 million worth of shares remain available to be issued and sold under the ATM program.
Cash Flow Discussion
As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $263.8 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 3. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operations for the nine months ended September 30, 2025 was $16.9 million. The components of net cash provided by operations primarily reflect net loss of $28.8 million adjusted for non-cash expenses of $78.6 million, which includes $60.8 million of stock compensation and $5.6 million of depreciation expense. This is further driven by a net increase in operating assets and liabilities of $32.9 million. The changes in operating assets and liabilities were primarily driven by an increase in inventory of $67.2 million to support our continued commercial growth and an increase in other non-current assets and liabilities of $4.3 million, partially offset by a $44.6 million increase in accounts payable and accrued expenses.
Net cash used in operations for the nine months ended September 30, 2024 was $30.0 million. The components of net cash used in operations included the net loss for the nine months ended September 30, 2024 of $70.8 million and a net decrease in changes in operating assets and liabilities of $55.2 million, offset by $65.7 million of stock compensation and $30.4 million of other non-cash adjustments. The changes in operating assets and liabilities were primarily due to an increase in inventory of $61.6 million to support our continued commercial growth and an increase in accounts receivable of $9.1 million, partially offset by a decrease in prepaid expenses and other current assets of $28.2 million and a decrease in accounts payable and accrued expenses of $11.5 million associated with timing of payments.

Net Cash Used in (Provided by) Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $39.9 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash used in investing activities reflects $71.4 million for the purchase of marketable securities, partially offset by $34.4 million from the sale and redemption of marketable securities and $3.0 million for capital expenditures.
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
Net Cash Used in (Provided by) Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $13.4 million. Net cash used in financing activities primarily reflects withholding taxes paid on vested restricted stock units of $13.9 million.
Net cash provided by financing activities for the nine months ended September 30, 2024 was $4.0 million. Net cash provided by financing activities primarily reflects $19.2 million of proceeds from the issuance of shares in connection with the ATM program offering, net of issuance costs, and $6.1 million of proceeds from the exercise of stock options, partially offset by the withholding taxes paid on vested restricted stock units of $21.2 million.
Funding Requirements
We expect to continue incurring significant costs in the foreseeable future primarily due to research and development expenses, including expenses related to conducting clinical trials. Our future capital requirements will depend on a number of factors, including:
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
•our ability to successfully commercialize Pombiliti® + Opfolda® in the E.U., U.K., Japan, and U.S., and elsewhere, if regulatory applications are approved;
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
There were no significant changes during the nine months ended September 30, 2025 to the items that we disclosed as our significant accounting policies and estimates described in "—Note 2. Summary of Significant Accounting Policies" to the Company's financial statements as contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent Accounting Pronouncements
Please refer to "—Note 2. Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. As of September 30, 2025, there have been no material changes to our market risks or to our management of such risks since December 31, 2024.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the fourth quarter of 2022, the Company received Paragraph IV Certification Notice Letters from Teva Pharmaceuticals USA, Inc. ("Teva"), Aurobindo Pharma Limited ("Aurobindo"), and Lupin Limited ("Lupin") in connection with Abbreviated New Drug Applications (“ANDA”) filed with the FDA requesting approval to market generic Galafold®. In November 2022, the Company filed four lawsuits against Teva, Lupin, and Aurobindo in the U.S. District Court for the District of Delaware (the "District Court") for infringement of its Orange Book-listed patents. In the fourth quarter of 2023, a stipulation order to stay litigation with respect to Lupin was ordered. Additionally, in the first quarter of 2024, a stipulation was filed with the court and approved by the presiding judge, whereby the parties agreed to accept the Company’s definition of the terms that were in dispute. As such, the scheduled Markman hearing was deemed unneeded and cancelled.
In October 2024, the Company entered into a non-exclusive, non-transferable, royalty-free, fully paid-up license with Teva which will allow Teva to market its generic version of Galafold® in the United States beginning on January 30, 2037, or earlier in certain circumstances. In accordance with the license agreement, a consent judgment and permanent injunction was entered with the District Court and all Hatch-Waxman litigation between Amicus and Teva has been terminated. As required by law, Amicus and Teva have submitted the confidential license agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.
From September 29, 2025 to October 1, 2025, the District Court held a three-day trial to hear evidence and argument as to the disputed patent issues between Aurobindo and the Company. Following the conclusion of the trial, the Company and Aurobindo will submit a post-trial briefing that is scheduled to conclude by December 16, 2025. The Company anticipates that the District Court will render its decision after considering the post-trial briefing. Once the District Court has issued its substantive decision, the Company will update the market by filing a Form 8-K within four business days.
The litigation stay continues to remain in place for Lupin. The Company has, and will continue to, vigorously enforce its Galafold® intellectual property rights.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 through July 31, 2025	136,435	$5.98	—	—
August 1, 2025 through August 31, 2025	111,563	$7.21	—	—
September 1, 2025 through September 30, 2025	12,991	$7.73	—	—
Total	260,989	$6.59	—	—
______________________________
(1) Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock units
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The following table describes, for the quarterly period covered by this report, each director and officer (as defined in Rule 16a-1(f) under the Exchange Act) who has adopted, modified, or terminated a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (each plan, a "Rule 10b5-1 Trading Plan"). Each Rule 10b5-1 Trading Plan described below was adopted during an open insider trading window and in accordance with the Company's policies regarding both insider trading and transactions relating to Company securities.

Name (Title)	Action Taken (Date of Action)	Rule 10b5-1 Trading Plan Provides for Purchase/Sale	Duration of the Trading Plan(1)	Aggregate Number of Securities
Bradley Campbell (President & Chief Executive Officer)	Adoption (September 12, 2025) (2)	Sale	December 31, 2026	Indeterminable(3)
David Clark (Chief People Officer)	Adoption (September 10, 2025) (4)	Sale	August 15, 2026	Indeterminable(5)
Ellen Rosenberg (Chief Legal Officer)	Adoption (August 27, 2025)(6)	Sale	January 3, 2027	Indeterminable(7)
Jeffrey Castelli (Chief Development Officer)	Adoption (August 22, 2025)	Sale	January 31, 2026	76,158(8)
____________________________
(1) The dates in this column represent the scheduled expiration date of each officer’s Rule 10b5-1 Trading Plan. Each Rule 10b5-1 Trading Plan may terminate earlier than the date provided should all transactions contemplated thereunder occur prior to such date.
(2) Trading under Mr. Campbell’s new Rule 10b5-1 Trading Plan may not commence until January 19, 2026, which is after the expiration date of Mr. Campbell’s existing Rule 10b5-1 Trading Plan, adopted on September 13, 2024 (the “Existing Campbell Plan”), and disclosed in the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2024.
(3) Mr. Campbell’s new Rule 10b5-1 Trading Plan provides for the (i) sale of 90,000 shares of common stock which have been obtained from the vesting of restricted stock unit (“RSU”) and performance restricted stock unit (“PRSU”) awards; and (ii) exercise, and subsequent sale of underlying common stock, of an indeterminable number of stock options. The total number of stock options exercised, and sale of underlying shares of common stock, is dependent on the number of stock options exercised, and sale of underlying shares of common stock, that are ultimately sold under the Exiting Campbell Plan.
(4) Trading under Mr. Clark’s new Rule 10b5-1 Trading Plan may not commence until January 2, 2026, which is after the expiration date of Mr. Clark’s existing Rule 10b5-1 Trading Plan, adopted on March 14, 2025 (the “Existing Clark Plan”), and disclosed in the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2025.
(5) Mr. Clark’s new Rule 10b5-1 Trading Plan provides for the sale of an indeterminable number of shares of common stock which have been obtained from the vesting of RSU and PRSU awards. The total number of shares of common stock available for sale is dependent on the number of shares that are ultimately sold under the Exiting Clark Plan.
(6) Trading under Ms. Rosenberg’s new Rule 10b5-1 Trading Plan may not commence until January 2, 2026, which is after the expiration date of Ms. Rosenberg’s existing Rule 10b5-1 Trading Plan, adopted on September 10, 2024 (the “Existing Rosenberg Plan”), and disclosed in the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2024.
(7) Ms. Rosenberg’s new Rule 10b5-1 Trading Plan provides for the exercise, and subsequent sale of underlying common stock, of an indeterminable number of stock options. The total number of stock options exercised, and sale of underlying shares of common stock, is dependent on the number of stock options exercised, and sale of underlying shares of common stock, that are ultimately sold under the Exiting Rosenberg Plan.
(8) Mr. Castelli’s Rule 10b5-1 Trading Plan provides for (i) the exercise of up to 50,000 stock options and the sale of up to 50,000 underlying shares of common stock; and (ii) the sale of 26,158 shares of common stock which have been obtained from the vesting of RSU and PRSU awards.

ITEM 6. EXHIBITS

Exhibit Number	Description

*10.1
Second Amendment to the Supply and Manufacturing Services Agreement dated March 31, 2023 by and among the Company, WuXi Biologics (Hong Kong) Limited, WuXi Biologics Ireland Limited and WuXi Biologics Germany GmbH (filed herewith)

*10.2
Third Amendment to the Supply and Manufacturing Services Agreement dated March 31, 2023 by and among the Company, WuXi Biologics (Hong Kong) Limited, WuXi Biologics Ireland Limited and WuXi Biologics Germany GmbH (filed herewith)

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

AMICUS THERAPEUTICS, INC.

Date:	November 4, 2025	By:	/s/ Bradley L. Campbell
Bradley L. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2025	By:	/s/ Simon Harford
Simon Harford
Chief Financial Officer
(Principal Financial Officer)