Form 10-K
period 2025-12-31
AMICUS THERAPEUTICS, INC.
filed 2026-02-20
CIK 1178879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report .☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the 304,479,825 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on The NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2025) was $1,744,699,397. Shares of voting and non-voting stock held by executive officers, directors, and holders of more than 10% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 12, 2026 was 314,000,712 shares.

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
    We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive merger agreement (the "Merger Agreement") that we entered into with BioMarin Pharmaceutical Inc. ("BioMarin"), and its wholly owned acquisition subsidiary on December 19, 2025, pursuant to which we expect to become a wholly owned subsidiary of BioMarin;
•the failure to satisfy required closing conditions under the Merger Agreement, including, but not limited to, adoption of the Merger Agreement by the holders of at least a majority of the outstanding shares of our common stock and the receipt of required regulatory approvals, or the failure to complete the transaction in a timely manner;
•risks related to disruption of management's attention from our ongoing business operations due to the pendency of the transaction with BioMarin;
•the effect of the announcement of the transaction with BioMarin on our operating results and business generally, including, but not limited to, our ability to retain and hire key personnel and maintain our relationships with business partners, manufacturers, customers, vendors, regulatory authorities and others with whom we do business;
•the impact of the pending transaction with BioMarin on our strategic plans and operations and our ability to respond effectively to competitive pressures, industry developments and future opportunities;
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
•any changes in laws, rules or regulations, including the imposition of tariffs, most favored nation requirements, or other trade restrictions or requirements, affecting our ability to manufacture, transport, test, develop, or commercialize our products, including Galafold®, Pombiliti® + Opfolda®, or our product candidates;
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
In light of these risks and uncertainties, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Part I, Item 1A "— Risk Factors", a summary of which may be found below, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Those factors and the other risk factors described herein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Our forward-looking statements do not reflect the potential impact of any future collaborations, alliances, business combinations, partnerships, strategic out-licensing of certain assets, the acquisition of preclinical-stage, clinical-stage, marketed products or platform technologies or other investments we may make and do not assume the consummation of our pending transaction with BioMarin unless specifically stated otherwise. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.
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
•We may not complete the pending transaction with BioMarin within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
•While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
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
•A variety of risks associated with international operations, including the U.S. and China relations, could adversely affect our business, particularly as it relates to products or product candidates for which we have a primary supplier.
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
•If clinical trials of our product candidates, including DMX-200, do not produce results satisfactory to regulatory authorities, the development and commercialization of our product candidates may not be completed.
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
•Our business may be impacted by actions of the current U.S. government, including executive orders, policies, new legislation, and judicial decisions.
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

PART I
Item 1.    BUSINESS
Overview
We are a leading, global biotechnology company with a clear and compelling mission to develop and deliver transformative medicines for people living with rare diseases. With extraordinary patient focus, we strive to redefine expectations in rare disease. Our two marketed therapies are Galafold®, the first oral monotherapy for people living with Fabry disease who have amenable genetic variants, and Pombiliti® + Opfolda®, a novel two-component treatment for adults living with late-onset Pompe disease.
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
On April 30, 2025, we entered into an exclusive license agreement with Dimerix Bioscience Pty Limited ("Dimerix") for the U.S. commercialization rights of Dimerix' Phase 3 drug candidate, DMX-200 for treatment of Focal Segmental Glomerulosclerosis ("FSGS") and other indications.
On December 19, 2025, we entered into a definitive merger agreement (the "Merger Agreement") with BioMarin Pharmaceutical Inc. ("BioMarin") and its wholly owned acquisition subsidiary. Under the terms of the Merger Agreement, and in accordance with the General Corporation Law of the State of Delaware (the "DGCL"), if the transaction is completed, BioMarin's wholly owned acquisition subsidiary will merge with and into Amicus (the "Merger"), and Amicus will continue as the surviving corporation as a wholly owned subsidiary of BioMarin. In addition, all shares of our common stock outstanding, immediately prior to closing (other than Excluded Shares or Dissenting Shares (as defined in the Merger Agreement)) will be cancelled and converted into the right to receive $14.50 per share in cash, without interest and subject to any applicable withholding of taxes (the "Merger Consideration"). Following completion of the Merger, shares of our common stock will no longer be publicly listed. The transaction is expected to close in the second quarter of 2026, subject to regulatory clearances, approval by our stockholders and other customary closing conditions. Refer to "— Note 15. Merger Agreement," in our Notes to Consolidated Financial Statements for additional information.
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
Highlights of our progress include:
•Commercial success in Fabry disease. For the year ended December 31, 2025, Galafold® revenue was $521.7 million of consolidated revenue, which represented an increase of $63.6 million compared to the prior year. We continue to see strong commercial momentum and expansion into additional geographies.
•Commercial and regulatory success in Pompe disease. For the year ended December 31, 2025, Pombiliti® + Opfolda® revenue was $112.5 million of consolidated revenue, which represented an increase of $42.3 million compared to the prior year. Pombiliti® + Opfolda® has been approved by the respective regulatory authorities in the E.U., U.S., U.K., Canada, Switzerland, Australia, and Japan. Additionally, throughout 2024 and 2025, we established reimbursement agreements in multiple countries.

•Pipeline advancement and growth. On April 30, 2025, Amicus licensed exclusive rights to commercialize DMX-200, a small molecule currently in a pivotal Phase 3 study ("ACTION3"), in the U.S. for treatment of FSGS and other indications.
•Financial strength. Total cash, cash equivalents, and marketable securities as of December 31, 2025 was $293.5 million.
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
Pombiliti® (cipaglucosidase alfa-atga) + Opfolda® (miglustat) for Pompe Disease
We have leveraged our biologics capabilities to develop Pombiliti® + Opfolda®, a novel two-component treatment paradigm for Pompe disease. Pombiliti® + Opfolda® was approved by the European Commission ("EC"), the Medicines and Healthcare products Regulatory Agency ("MHRA"), and the Food and Drug Administration ("FDA") in 2023, the Swissmedic and the Therapeutics Good Administration in Australia in 2024, and Health Canada and Japan's Ministry of Health, Labor and Welfare in 2025 for adult late-onset Pompe disease ("LOPD") patients. Additional regulatory submissions and reimbursement processes with global health authorities are currently underway.
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
DMX-200 for Focal Segmental Glomerulosclerosis (FSGS)
DMX-200 is a small molecule inhibitor of the chemokine receptor 2 (CCR2) under development in a pivotal Phase 3 study (ACTION3), for the treatment of FSGS kidney disease. In early 2024, Dimerix reported positive interim results from the ACTION3 trial in FSGS showing DMX-200 was performing better than placebo in reducing proteinuria with no safety concerns to date. An additional blinded interim analysis is planned once the revised primary and secondary endpoints have been pre-specified in the protocol and agreed with the FDA. In a March 2025 Type C meeting, Dimerix successfully aligned with the FDA on proteinuria as an appropriate primary endpoint for traditional marketing approval for DMX-200. In December of 2025, Dimerix announced completion of enrollment for ACTION3.

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
We own or hold license rights to several issued patents and numerous pending and issued applications, filed in the U.S., Europe, Japan, and other jurisdictions that are related to Galafold® and our ongoing clinical programs:
•We own issued U.S. patents that cover the use of migalastat, the active pharmaceutical ingredient in Galafold®, in the treatment of Fabry disease, which expire between 2027 and 2042 and are listed in the FDA Orange Book. Foreign counterparts of the U.S. patents are pending or issued in Europe, Japan, and certain other jurisdictions. Further, we have pending U.S. patent applications, as well as their foreign counterparts covering various aspects of Galafold®, including composition-of-matter, methods of treating a patient diagnosed with Fabry disease, and methods of manufacturing. Some of the applications have been issued as patents, with the latest one expiring in 2043. We anticipate listing these patents in the FDA Orange Book if issued.

•We own several issued U.S. patents that cover various aspects of Opfolda® and Pombiliti®, a pharmacological chaperon/ERT combination in the treatment of Pompe disease, which expire between 2033 and 2038. Several of the issued U.S. patents are listed in the FDA Orange Book for Opfolda®. Foreign counterparts to the issued patents are pending or issued in Europe, Japan, and certain other jurisdictions. We also have pending U.S. patent applications, as well as foreign counterpart applications, covering various aspects of compositions, methods of treatment, methods of manufacture, and formulations. Any patents issuing from these pending applications will expire between 2033 and 2043. We also filed Patent Term Extension application at the U.S. Patent and Trademark Office ("USPTO"), requesting that the term of certain issued U.S. patent covering cipaglucosidase alfa, the active pharmaceutical ingredient in Pombiliti®, be extended pursuant to 35 U.S.C. § 156.
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
In the fourth quarter of 2022, we received Paragraph IV Certification Notice Letters from Teva Pharmaceuticals Inc. ("Teva"), Aurobindo Pharma Limited ("Aurobindo"), and Lupin Ltd. ("Lupin") in connection with Abbreviated New Drug Applications (“ANDA”) filed with the FDA requesting approval to market generic Galafold®. We filed lawsuits against Teva, Lupin, and Aurobindo in the U.S. District Court for the District of Delaware (the "District Court") for infringement of our Orange Book-listed patents. Lupin, Aurobindo, and Teva supplemented their Paragraph IV Certifications in 2023. In the fourth quarter of 2023, a stipulation order to stay litigation with respect to Lupin was ordered. Additionally, in the first quarter of 2024, a stipulation was filed with the court and approved by the presiding judge, whereby the parties agreed to accept our definition of a term that was in dispute. As such, the scheduled Markman hearing was deemed unneeded and cancelled.
In October 2024, we entered into a non-exclusive, non-transferable, royalty-free license with Teva which will allow Teva to market its generic version of Galafold® in the United States beginning on January 30, 2037, or earlier in certain circumstances. In accordance with the license agreement, a consent judgment and permanent injunction was entered with the District Court and all Hatch-Waxman litigation between Amicus and Teva has been terminated. As required by law, Amicus and Teva have submitted the confidential license agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

From September 29, 2025 to October 1, 2025, the District Court held a three-day trial to hear evidence and argument as to the disputed patent issues between Aurobindo and Amicus. On December 19, 2025, Amicus announced that it had resolved the patent litigation with Aurobindo and Lupin. In connection with the resolution of the patent litigation, Amicus entered into non-exclusive, non-transferable, royalty-free licenses with Aurobindo and Lupin respectively, which will allow Aurobindo and Lupin to market their respective generic versions of Galafold® in the U.S. beginning on January 30, 2037, or earlier in certain circumstances. As required by law, the companies have submitted the confidential license agreements to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. In accordance with the license agreements, the parties have terminated all ongoing Hatch-Waxman litigation between Amicus and Aurobindo and Lupin regarding Galafold® patents pending in the District Court.
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
Dimerix Limited
On April 30, 2025, we entered into an exclusive license agreement with Dimerix for the commercialization of Dimerix' Phase 3 drug candidate, DMX-200, in the U.S. for treatment of FSGS and other indications. In exchange for these rights, we paid Dimerix an upfront payment of $30 million, which was recorded as a component of research and development expense in our Consolidated Statement of Operations. We will be obligated to pay Dimerix for certain success-based development and regulatory milestones for FSGS of up to a maximum aggregate amount of $75 million, regulatory milestones for other indications of up to a maximum aggregate amount of $40 million, commercial milestones of up to a maximum aggregate amount of $445 million, and tiered royalties of DMX-200 net sales in the U.S. ranging from the low-teens to low-twenties.
Dimerix will continue to fund and execute ACTION3, and Amicus will be responsible for submission and maintenance of the regulatory dossier in the United States, as well as all costs of commercialization activities.  Additionally, Amicus will have the exclusive rights to develop DMX-200 in other future indications in the U.S. Amicus and Dimerix have formed a Joint Steering Committee to align the development and commercialization of DMX-200 in FSGS in U.S. The agreement otherwise contains terms common for an arrangement of this kind.
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
Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The following table lists our principal competitors and publicly available information on the status of their clinical-stage product offerings:

Competitor (1)(2)	Indication	Product	Class of Product	Status

Sanofi	Fabry Disease	Fabrazyme®	ERT	Marketed
	Pompe Disease	Myozyme®/ Lumizyme®	ERT	Marketed
	Pompe Disease	Nexviazyme®/ Nexviadyme®	ERT	Marketed
	Fabry Disease	Venglustat	Oral glucosylceramide synthase ("GCS") Inhibitor	Phase 3
Takeda	Fabry Disease	Replagal®	ERT	Marketed
Chiesi	Fabry Disease	ELFABRIO®	ERT	Marketed
Idorsia	Fabry Disease	Lucerastat	Oral GCS Inhibitor	Phase 3
Sangamo	Fabry Disease	Isaralgagene civaparvovec	Gene Therapy	Pivotal
Bayer	Pompe Disease	ACTUS-101	Gene Therapy	Phase 1/2
Maze/Shionogi	Pompe Disease	MZE001	Oral glycogen synthase ("GYS1") Inhibitor	Phase 1/2
Travere	FSGS	Sparsentan	ERA Inhibitor	Phase 3
Vertex	FSGS	VX-147	Oral Inhibitor	Phase 3
_____________________________
(1) Reflects commercial products and product candidates for which Investigational New Drug application ("IND") has been filed or are in clinical development.
(2) In addition to the competitors listed in the table, we are aware of several companies pursuing early stage clinical development of gene therapies for
Fabry and Pompe disease.

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
Biopharmaceutical product development in the U.S. typically involves nonclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required varies substantially based upon the type, complexity, and novelty of the product or disease. Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics, potential safety, and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including Good Laboratory Practices ("GLP"). The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls ("CMC"), and at least one proposed clinical trial protocol. Long-term preclinical safety evaluations, such as animal tests of reproductive toxicity and carcinogenicity, continue during the IND phase of development. Reproductive toxicity studies are required to allow inclusion of women of childbearing potential in clinical trials, whereas carcinogenicity studies are required for registration. The results of these long-term studies would eventually be described in product labeling.

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
In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving gene therapies. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the use of innovative clinical trial designs to expedite development, including single-arm trials utilizing participants as their own controls and externally controlled studies utilizing historical or real-world data as the comparator group; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire. NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System, which includes information on gene therapy trials and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these trials.
With respect to CMC requirements for cell and gene therapies, the FDA takes a more flexible, risk-based approach, aimed at expediting development of such treatments while maintaining product quality. The FDA recently clarified its expectations in a January 2026 announcement. While statutory and current Good Manufacturing Practices (“cGMP”) standards remain unchanged, the timing and depth of CMC expectations will be better tailored to the realities of cell and gene therapy development. The FDA indicated it will accept more phase‑appropriate CMC packages during clinical development, allow greater flexibility in setting initial commercial specifications (with plans to refine them post‑approval), and move away from rigid expectations such as a default “three PPQ lot” standard for process validation.

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
The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Marketing applications are assigned review status during the filing period. Review status could be either standard or priority. Most such applications for standard review are reviewed within 12 months under the Prescription Drug User Fee Act ("PDUFA") (two months for filing plus ten months for review). The FDA attempts to review a drug candidate that is eligible for priority review within six months, as discussed below. The review process may be extended by the FDA for three additional months to evaluate major amendments submitted during the pre-specified PDUFA review clock. Also, delays may occur due to changing policies, shifting priorities, and recent staffing cuts at the FDA. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for public review, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA may also undertake an audit of nonclinical and clinical trial sites. The FDA will not approve the product candidate unless compliance with cGMP is satisfactory and the NDA or BLA contains data that provide substantial evidence that the drug is safe and effective in the indication studied and to be marketed. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product candidate. A REMS could include medication guides, physician communication plans and elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without a REMS, if required.
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
An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require substantial post-approval commitments or requirements to conduct additional testing and/or surveillance to monitor the drug's safety or efficacy and may impose other conditions, including distribution and labeling restrictions which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, problems are identified following initial marketing, or post-marketing commitments are not met. In September 2025, the FDA issued draft guidance on the importance of post-approval safety and efficacy data for gene therapies. The FDA acknowledged that approval of gene therapies is often based on data from relatively small clinical trials of short duration since large, long-term randomized trials are generally not feasible. As a result, key questions about durability of treatment effect and long-term safety remain at the time of approval. The draft guidance provides methods and data sources sponsors can use to support ongoing safety and efficacy evaluation, including use of real-world evidence, electronic health records, registries, and decentralized data collection.

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
In addition to other benefits such as greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track drug's NDA or BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA's review period as specified under PDUFA for filing and reviewing an application does not begin until the last section of the NDA or BLA has been submitted. Additionally, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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
FDA Commissioner’s National Priority Review Voucher ("CNPV") Pilot Program

In June 2025, the FDA announced the CNPV pilot program, which was designed to accelerate the development and review of certain drugs and biologics that are aligned with U.S. national health priorities, such as addressing a U.S. public health crisis, developing more innovative cures for the American people, addressing a large unmet medical need, onshoring drug development and manufacturing to advance the health interests of Americans and strengthen U.S. supply chain resiliency, and increasing affordability. The FDA has stated that voucher recipients will receive a decision with respect to an application on an accelerated basis, as well as enhanced communication with review staff throughout the review process. The FDA expects the CNPV program to accelerate the application review timeline from 10-12 months to 1-2 months by convening a multidisciplinary team of physicians and scientists for a team-based review, interacting frequently with the sponsor of the application to clarify questions, and completing review of the application concurrently. The FDA retains full discretion to extend the review window if the data or application components submitted are insufficient or incomplete, if the results of the pivotal trial(s) are ambiguous, or if the review is particularly complex. The FDA has indicated the CNPV program does not change the FDA’s rigorous safety and efficacy standards for review and approval. In late 2025, the FDA began issuing approvals for drugs with CNPVs within the 1-2 month review timeframe. The CNPV program is new, limited in scope, and subject to evolving guidance and available FDA resources. The FDA retains broad discretion to modify the criteria, processes, or benefits of the program and may rescind participation or alter timelines or the intended benefits at any time. Adding to the uncertainty, concerns have been raised regarding the legality of the CNPV program.

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
Biologics Price Competition and Innovation Act
The Biologics Price Competition and Innovation Act of 2009 ("BPCIA"), which was enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 ("PPACA") created an abbreviated approval pathway for biological products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-licensed reference biological product via an approved BLA. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or "fingerprinting", in vitro studies, in vivo animal studies, and generally at least one clinical study, absent a waiver from the Secretary of Health and Human Services. The biosimilarity exercise tests the hypothesis that the investigational product and the reference product are the same. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the development of a stand-alone NDA or BLA is necessary. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA. Under an October 2025 draft guidance, the FDA will no longer routinely require data from comparative clinical efficacy studies to demonstrate biosimilarity for therapeutic protein products. Adequate data from comparative analytic, pharmacokinetic, and immunogenicity assessments may suffice to support approval of a biosimilar. Under the BPCIA, a reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product.
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
There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. Changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. In May 2025, an executive order regarding the concept of most-favored nation pricing was issued. Under this order, the Department of Health and Human Services, in coordination with other federal agencies, is directed to take actions to ensure that the price of prescription drugs paid by federal health insurers, including Medicare and Medicaid, is in line with the prices paid in comparably developed nations. We also expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our products and product candidates, if approved. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.
As an alternative to the Affordable Care Act, the Great Healthcare Plan was recently announced. As presented, the plan is intended to lower drug prices by increasing competition and benchmarking U.S. drug prices to other countries, reduce insurance premiums by redirecting subsidies from insurers to individuals, increase accountability and transparency from insurers, and promote consumer choice by giving individuals more direct control over how healthcare dollars are spent. Legislative and regulatory action will be required to fully implement the plan. It is unclear how these proposed changes will impact our business and the pharmaceutical industry in general.
The Inflation Reduction Act of 2022 (the "IRA") contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. Orphan drugs that treat only one rare disease are exempt from the IRA's drug negotiation program. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for future products or product candidates, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The full impact of the IRA on the pharmaceutical industry in general remains uncertain.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing. Additional reform measures may be adopted in the future.

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
As of December 31, 2025, we had 511 full-time employees. As of December 31, 2025, 58% of our global workforce, 27% of our executive management team and 33% of our Board of Directors were women.
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
Risks Related to the Pending Transaction with BioMarin
We may not complete the pending transaction with BioMarin within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
On December 19, 2025, we entered into the Merger Agreement with BioMarin and its wholly owned acquisition subsidiary. Under the terms of the Merger Agreement and in accordance with the DGCL, if the Merger is completed, BioMarin's wholly owned acquisition subsidiary will merge with and into Amicus, and Amicus will continue as the surviving corporation as a wholly owned subsidiary of BioMarin. In addition, all shares of our common stock outstanding immediately prior to closing (other than Excluded Shares or Dissenting Shares (as defined in the Merger Agreement)) will be cancelled and converted into the right to receive $14.50 per share in cash, without interest and subject to any applicable withholding of taxes. Following completion of the Merger, shares of our common stock will no longer be publicly listed.
The completion of the pending transaction with BioMarin is conditioned upon (i) the adoption of the Merger Agreement by the holders of at least a majority of the outstanding shares of our common stock, (ii) the receipt of certain regulatory approvals, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of any clearance, consent or affirmative approval applicable to the transaction under antitrust laws and foreign direct investment laws of any non-U.S. or supranational governmental bodies listed in the confidential disclosure schedule delivered by Amicus to BioMarin in connection with the execution of the Merger Agreement, including for certain European countries and the Japanese competition authority, (iii) the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger, (iv) the accuracy of certain representations and warranties that we made and compliance by us with certain covenants contained in the Merger Agreement, subject to qualifications, (v) there not having been a "Company Material Adverse Effect" (as defined in the Merger Agreement) with respect to us since the date of the Merger Agreement, and (vi) other customary conditions.
In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a "Superior Offer," as defined in the Merger Agreement. We could also be required to pay BioMarin a termination fee of $175 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. As a result, we cannot assure you that the transaction with BioMarin will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame. If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the transaction will be completed. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, customers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
The pendency of the transaction with BioMarin could adversely affect our business, financial results and/or operations.
Our efforts to complete the transaction with BioMarin could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management's and employees' attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with vendors, manufacturers, customers, regulators and other business partners. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent BioMarin's prior consent. These limitations include, among other things, restrictions on our ability to incur additional indebtedness, issue additional shares of our common stock outside of existing equity plans, repurchase shares, declare or pay dividends, acquire or dispose of assets or businesses (subject to limited exceptions), enter into or amend certain contracts and make capital expenditures above specified thresholds. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.
In certain instances, the Merger Agreement requires us to pay a termination fee to BioMarin, which could require us to use available cash that would have otherwise been available for general corporate purposes.
Under the terms of the Merger Agreement, we may be required to pay BioMarin a termination fee of $175 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with BioMarin.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.
Additional lawsuits may be filed against us and the members of our Board of Directors arising out of the Merger, which may delay or prevent the Merger.
Additional putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our Board of Directors, BioMarin, BioMarin's board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is inherently uncertain, and we may not be successful in defending against any such future claims. Additional lawsuits that may be filed against us, our Board of Directors, BioMarin, or BioMarin's board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

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
Our commercial products, Galafold® and Pombiliti® + Opfolda®, any product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, commercialization and reimbursement are subject to comprehensive regulation by the European Medicines Agency (“EMA”), the Pharmaceutical and Medical Devices Agency (“PMDA”), the Food and Drug Administration (“FDA”), and other regulatory agencies in the U.S. and by comparable authorities in other countries. Failure to obtain regulatory approval for our products and product candidates, including DMX-200, will prevent us from commercializing our products in jurisdictions beyond those in which we have obtained regulatory approval for our product or in any jurisdictions for our product candidates.
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
Obtaining approval for all of our product candidates, whether those currently in our pipeline, such as DMX-200, or those we acquire or in-license in the future, is highly uncertain and we may fail to obtain regulatory approval in any or all applicable jurisdictions. The review processes and the processes of regulatory authorities, including the FDA, EMA and PMDA, are extensive, lengthy, expensive, and uncertain, and such regulatory authorities may delay, limit, or deny the approval of any of our product candidates for many reasons, including, but not limited to:
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
Galafold® and Pombiliti® + Opfolda®, or any of our product candidates, including DMX-200, that receive regulatory approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
Galafold® and Pombiliti® + Opfolda®, as well as any of our product candidates, including DMX-200, that receive regulatory approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current products, Galafold®, Pombiliti® + Opfolda® and product candidates, including DMX-200, and will likely face competition for any products we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology and gene therapy companies worldwide. For example, several large pharmaceutical and biotechnology companies currently market and sell products for the treatment of lysosomal storage disorders, including Fabry disease and Pompe disease. These Fabry products include Sanofi Aventis' Fabrazyme®, Takeda’s Replagal®, and Chiesi's Elfabrio, as well as other Fabry treatment products in development. As of 2022, Galafold® also faces potential generic competition, with Hatch-Waxman litigation currently on-going. In addition, Sanofi markets and sells Myozyme®, Lumizyme®, Nexviazyme®, Nexviadyme® for the treatment of Pompe disease. We are also aware of other enzyme replacement and substrate reduction therapies in development by third parties for Fabry and Pompe, as well as potential gene therapies for both Fabry and Pompe and our other product candidates.
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
In addition, Pombiliti® is currently manufactured in the People's Republic of China (“PRC”) by WuXi Biologics Co., Ltd. (“WuXi”). The PRC, and WuXi specifically, has faced increased scrutiny by the U.S. government, which could impact our ability to supply Pombiliti® to meet our forecasted future demand, as WuXi is our primary supplier. This risk is discussed in greater detail below under the heading “Risks Related to the Manufacture of our Products and Product Candidates and our Dependence on Third Parties”.

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
Our ability to successfully commercialize Galafold®, Pombiliti® + Opfolda®, or any product candidate, including DMX-200, if approved, will also depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the European and U.S. healthcare industries and elsewhere is cost containment. It is currently unknown what impact, if any proposed changes by the federal and state governments in the U.S. and similar changes in foreign countries may have on pricing and reimbursement, particularly with respect to government programs such as Medicare and Medicaid and Pharmacy Benefit Managers for commercial plans, and including reimportation or parallel trade, reference pricing and limitations on manufacturer price increases.
Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payers. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for pharmaceutical products. We cannot be sure that coverage and reimbursement will continue to be available for Galafold®, Pombiliti® + Opfolda®, or any product candidate that we commercialize or may commercialize, and if coverage and reimbursement are available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, Galafold®, Pombiliti® + Opfolda®, or any product candidate, including DMX-200, for which we obtain marketing approval. Obtaining reimbursement for our product candidates when approved may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients and the pricing and reimbursement of competitive products. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product for which we obtain marketing approval.
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

Changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. In May 2025, an executive order was issued implementing the concept of most-favored nation pricing. Under this order, the Department of Health and Human Services, in coordination with other federal agencies, is directed to take actions to ensure that the price of prescription drugs paid by federal health insurers, including Medicare and Medicaid, is in line with the prices paid in comparably developed nations. We also expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the prices that we receive for our products and product candidates, if approved. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.
As an alternative to the Affordable Care Act, the Great Healthcare Plan was recently announced. As presented, the plan is intended to lower drug prices by increasing competition and benchmarking U.S. drug prices to other countries, reduce insurance premiums by redirecting subsidies from insurers to individuals, increase accountability and transparency from insurers, and promote consumer choice by giving individuals more direct control over how healthcare dollars are spent. Legislative and regulatory action will be required to fully implement the plan. It is unclear how these proposed changes will impact our business and the pharmaceutical industry in general.
The Inflation Reduction Act of 2022 (the "IRA") contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Medicare Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. Although the IRA exempts orphan drugs that treat only one rare disease from the drug pricing negotiation provisions, we do not know if additional drug pricing reforms could eliminate this exemption and therefore affect the prices we can charge and reimbursement we receive for our products and product candidates, if approved, thereby reducing our profitability. Any change to the exemption could have a material adverse effect on our financial condition, results of operations, and growth prospects. The full impact of the IRA on the pharmaceutical industry in general remains uncertain.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing. Additional reform measures may be adopted in the future.
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
In the U.S., after an NDA is approved, the product covered thereby becomes a "listed drug," which can, in turn, be cited by potential competitors in support of approval of an abbreviated NDA ("ANDA"). The Federal Food, Drug, and Cosmetic Act ("the FD&C Act"), FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredients, dosage form, strength, route of administration, and conditions of use, or product labeling, as one of our products or product candidates and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product or product candidate. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices because they do not need to conduct highly expensive clinical trials to support their ANDA filing. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products or product candidates would substantially limit our ability to generate revenues or achieve profitability with a negative impact on continued operations. At the end of 2022, we received Paragraph 4 certifications from three ANDA filers for Galafold® and initiated Hatch-Waxman litigation against these ANDA filers. In the fourth quarter of 2024, we settled the litigation with one of the ANDA filers, and in the fourth quarter of 2025 we settled the litigation with the remaining filers. While we strongly believe in our patent protection and will continue to vigorously defend our Galafold® intellectual property rights, there is no guarantee we will be similarly successful against other challenges to our intellectual property, either in the U.S. or abroad.
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
Undesirable side effects caused by our products, Galafold® and Pombiliti® + Opfolda®, or product candidates, including DMX-200, could interrupt, delay or halt clinical trials and could result in the withdrawal or denial of regulatory approval by the FDA, EMA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our products or product candidates, if approved, and generating revenues from their sale. In addition, if we or others identify undesirable side effects caused by our products or product candidates after receipt of marketing approval:
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
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards or independent ethics committees to suspend or terminate the trials; or

•we may in-license product candidates and, by the terms of such licenses, need to rely on third parties to conduct certain clinical trials that may be designed, powered or otherwise conducted in a manner over which we may not have absolute control.
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
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. The diseases that our product candidates, Galafold® and Pombiliti® + Opfolda® are intended to treat are characterized by small patient populations, which could result in slow enrollment of clinical trial participants. In addition, our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates. As a result, potential clinical trial sites may elect to dedicate their limited resources to participation in our competitors' clinical trials and not ours, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates.
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
Regulatory authorities in some jurisdictions, including the E.U., U.K., and U.S., may designate drugs for relatively small patient populations as orphan drugs. Amicus currently has orphan drug designation from the FDA, E.U. and U.K., Japan, South Korea, Switzerland and Taiwan for Galafold® for the treatment of Fabry disease. Amicus currently has orphan drug designation from the FDA, U.K., Japan and Switzerland for Pombiliti® + Opfolda® for the treatment of Pompe disease. DMX-200 also has orphan drug designation from the FDA for the treatment of FSGS. Our competitors have also received orphan designations. However, these orphan designations may be retracted following regulatory review of our or our competitor’s marketing authorization and/or BLA submissions and may not be reflected in the final approval of a product. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the EMA from approving another marketing application for a similar medicinal product or the FDA from approving another marketing application for the same drug for the same indication for that time period. The FDA defines “same drug” as a drug or biologic that contains the same active moiety and is intended for the same use. The applicable market exclusivity period for orphan drugs is ten years in the E.U. and U.K. and seven years in the U.S. The E.U. and U.K. exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified.
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

The FDA and regulatory authorities in other jurisdictions require our contract manufacturers to comply with cGMP regulations. These regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize, including Galafold®, Pombiliti® + Opfolda®, and DMX-200, if approved. The FDA and other regulatory authorities may, and often will, require the inspection of our contract manufacturers in order to approve, or maintain the approval of, our products or product candidates, including Galafold® and Pombiliti® + Opfolda®. Different geopolitical situations or other unforeseeable events could impact the FDA, or other regulatory authorities, ability to timely inspect such contract manufacturers and such delays could materially harm our business and accuracy of our financial guidance projections.
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
We are collaborating with physicians, academic institutions, hospitals, patient advocacy groups, foundations, and government agencies in order to assist with the development of our products and each of our product candidates. We also collaborate closely with Dimerix, a clinical stage biopharmaceutical company who we have licensed the U.S. rights to their product candidate, DMX-200. We plan to pursue similar activities in future programs and plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies. We also may seek to establish collaborations for the sales, marketing, and distribution of our products in all or select geographies. If we elect to seek collaborators in the future but are unable to reach agreements with suitable collaborators, we may fail to meet our business objectives for the affected product or program. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document, and implement. We may not be successful in our efforts, if any, to establish and implement collaborations or other alternative arrangements. The terms of any collaboration or other arrangements that we establish, if any, may not be favorable to us.
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
As noted above, we currently rely on WuXi, as the primary supplier of our biologic product, Pombiliti®. Accordingly, there is a risk that supplies of our product may be significantly delayed by, or may become unavailable as a result of, manufacturing, equipment, process, regulatory or business-related issues affecting that company. We may also face additional manufacturing and supply-chain risks due to the regulatory and political structure of the PRC, or as a result of the international relationship between the PRC and the U.S., including but not limited to potential new regulations and/or sanctions imposed by the U.S. government on the PRC or WuXi specifically, such as the BIOSECURE Act which prohibits entities that receive federal funds from using biotechnology that is from a company associated with a foreign adversary, or any of the other countries in which our products are marketed. While WuXi is currently not subject to the BIOSECURE Act, there is no guarantee they will continue to remain exempt. There is additional uncertainty as it is not known what actions, including the imposition of sanctions or tariffs, may be taken by the presidential administration in the U.S. In addition, the out-breaks of illnesses in the PRC could impact operations at WuXi. Although currently there has been no impact on our ability to obtain supply of Pombiliti®., and we and WuXi have robust mitigation plans in place to the extent feasible based on the risk, there can be no assurance that operations would not be impacted in the future with a negative impact on supply of our product.
We are currently working with WuXi to develop a second manufacturing facility for Pombiliti® in Dundalk, Ireland. This facility will require substantial time and investment to ensure it meets applicable regulatory standards governing the manufacture of commercial pharmaceutical products. Although this facility is EMA approved, there can be no assurance that this facility will be approved by the FDA or other similar regulatory bodies. As a result, this facility may experience delays in getting approved or require an additional outlay of capital. There can be no guarantee that we will see any return on investment in the near term or ever.
Risks Related to our Financial Position
We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
To date, we have focused on developing and commercializing our first product, Galafold® and second therapy, Pombiliti® + Opfolda®, as well as our pipeline therapies, including DMX-200 in the U.S. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Although the European Commission, PMDA, FDA, and other regulatory authorities have granted approval for Galafold®, for the treatment of adults with a confirmed diagnosis of Fabry disease and who have an amenable genetic variant, as well as Pombiliti® + Opfolda® for the treatment of adults with Pompe disease, and we are generating product sales, we continue to incur significant research, development, commercialization, manufacturing, and other expenses related to our ongoing operations. As a result, we have incurred losses in each period since our inception and may not be profitable on a non-GAAP or GAAP basis or achieve our year-to-year profitability or cash flow guidance.
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
•prepare for the U.S. commercial launch of DMX-200, should it be approved by the FDA; and
•continue our rigorous prosecution and defense of our patent portfolio.
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
Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to advance the preclinical and clinical development of our product candidates, and launch and commercialize our products and product candidates for which we may receive regulatory approval, including continuing to maintain our own commercial organization. We believe that excluding any impact of the pending consummation of the Merger, our current cash position and expected revenues are sufficient to fund our operations and ongoing research programs for at least the next 12 months. Potential impacts of global pandemics, government sanctions, future business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our future capital requirements. As such, we may require substantial additional capital for the development and commercialization of our products and further development and commercialization of our product candidates.
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
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the costs of commercialization activities, including maintaining sales, marketing, and distribution capabilities for Galafold®, Pombiliti® + Opfolda®, and any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own, including DMX-200 in the U.S.;
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
If the Merger is not consummated, we may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic collaborations and alliances, restructuring and licensing arrangements. We have an effective “shelf” registration statement on Form S-3 that allows us to issue securities in registered offerings as well as an available at-the-market financing facility that allows us to sell shares of our common stock through a placement agent at market prices. To the extent that we raise additional capital through the sale of equity, warrants or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt, receivables, and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders' ownership. The incurrence of additional indebtedness beyond our existing indebtedness with the Senior Secured Term Loan due 2029 could also result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur further debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could have a material adverse effect on our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on any of our indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to Galafold®, Pombiliti® + Opfolda® or our product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.
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
As of December 31, 2025, we had U.S. federal and state net operating loss carry forwards ("NOLs") of approximately $1.2 billion and $1.0 billion, respectively. The federal carry forward for losses generated prior to 2018 will expire in 2033 through 2037. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the Tax Act. Most of the state net operating loss carry forwards generated prior to 2009 have expired through 2016. The remaining state net operating loss carry forwards including those generated in 2009 through 2025 will expire in 2028 through 2045. State research and development credits will expire 2026 through 2033. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past and could occur again in the future. Under Section 382, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership some of which are outside our control. We completed a detailed study of the NOLs for the tax year 2024 and determined that there was not an ownership change in excess of 50%. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently decrease the amount of state attributes and increase state taxes owed.
Our executive officers, directors and principal stockholders maintain the ability to exert significant influence and control over matters submitted to our stockholders for approval.
Our executive officers, directors and principal stockholders beneficially own shares representing approximately 20% of our common stock as of February 12, 2026. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence and control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act, whether by meeting or written consent of stockholders, in a manner that advances their best interests and not necessarily those of other stockholders, including obtaining a premium value for their common stock, and might affect the prevailing market price for our common stock.

Because we do not anticipate paying any cash dividends on our capital in the foreseeable future, capital appreciation, if any, will be our stockholders sole source of gain.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the development and growth of our business. In addition, the Merger Agreement with BioMarin generally restricts, subject to certain limited exceptions, our ability to pay cash dividends on our capital stock during the interim period between the execution of the Merger Agreement and the completion of the transaction (or the date on which the Merger Agreement is earlier terminated) and the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders sole source of gain for the foreseeable future.
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
•patent authorities will not identify deficiencies in our patent applications and refuse to grant our patents; or
•outcome of any patent litigation involving Galafold®, or any possible future litigation involving Pombiliti® + Opfolda®, will demonstrate that our patents are valid and enforceable.
In addition, we cannot be assured that any of our pending patent applications will result in issued patents. In particular, we have filed patent applications in the U.S., the European Patent Office and other countries outside the U.S. that have not been issued as patents. These pending applications include, among others, some of the patent applications for Pombiliti® + Opfolda®, and Galafold®. If patents are not issued in respect of our pending patent applications, we may not be able to stop competitors from marketing similar products in Europe and other countries in which we do not have issued patents.
In addition to patent protection outside of the U.S., we intend to seek orphan medicinal product designation of our product candidates and to rely on statutory data exclusivity provisions in jurisdictions outside the U.S. where such protections are available, including Europe. The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. We have multiple U.S. composition of matter patents covering Galafold® and multiple method of treatment patents issued and listed in the Orange Book. We have composition of matter, method of treatment, method of manufacture, formulation and other patents issued for Pombiliti® + Opfolda®. We also have several pending applications globally covering Galafold®, Pombiliti® + Opfolda® and our product candidates. There can be no assurance that these applications will be allowed, that allowed applications will be issued, or that the scope of such patents, if they issue, will be sufficient to protect our products. Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. For our product candidates for which we do not hold composition of matter patents, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method of use patents that we may hold. This type of patent does not limit a competitor from making and marketing products that are identical to our products that is labeled for an indication that is outside of the patented method, or for which there is a substantial use in commerce outside the patented method.
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
Further, litigation, interferences, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We may also face challenges to our patent and regulatory protections covering our products by third parties, including manufacturers of generics and biosimilars that may choose to launch or attempt to launch their products before the expiration of our patent or regulatory exclusivity. Litigation, interference, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products and result in significant financial losses if such adverse determination relates to Galafold® in the U.S. E.U., U.K., or other major market from which we derive substantial revenue from an approved product. Furthermore, payments under any licenses that we are able to obtain would reduce our profits derived from the covered products and services.
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

We may become involved in Hatch-Waxman litigation to protect or enforce our patents or other intellectual property, which could be expensive, time consuming, and unsuccessful.
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
In October 2022, we received Paragraph IV Notice letters from Aurobindo Pharma Ltd. (along with their applicable affiliates, “Aurobindo”), Lupin Ltd. (along with their applicable affiliates, “Lupin”), and Teva Pharmaceutical, Inc. (along with their applicable affiliates “Teva”, and collectively Teva, Aurobindo and Lupin, the “generic manufacturers”) indicating that they have each submitted ANDAs to the FDA requesting permission to market and manufacture generic versions of Galafold®. They have challenged the validity of all or some of the patents listed in the Orange Book for Galafold®. We filed patent infringement lawsuits in the U.S. District Court for the District of Delaware within forty-five days of receiving each Paragraph IV Notice Letter against each of the generic manufacturers triggering a 30-month stay of FDA regulatory approval of each ANDA.
On October 15, 2024, we entered into a license agreement with Teva to resolve their ANDA litigation. Under the terms of the license, among other things, Teva received a non-exclusive, non-transferable, royalty-free, fully paid-up license to commercialize its generic version of Galafold® in the U.S., commencing on January 30, 2037, or earlier in certain circumstances. The license agreement was submitted to the Federal Trade Commission and the Department of Justice, pursuant to applicable law, for their review. On December 19, 2025, we announced that we have entered into settlement agreements with Aurobindo and Lupin on substantially similar terms as Teva. The agreements with all three parties concluded our Galafold® Hatch-Waxman litigation. Nonetheless, we may face future litigation on our other products or product candidates. The Company intends to continue to vigorously defend its patent rights, both domestically and internationally; however, the outcome of such matters cannot be predicted with certainty.

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
As of December 31, 2025, we had 511 full-time employees. As our development and commercialization strategies evolve, we will need additional managerial, operational, sales, marketing, financial, technical operations and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates, and we may not be able to replace key personnel in the event of turnover. Future growth would impose significant added responsibilities on members of management, including:
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
Our business may be impacted by actions of the U.S. government, including Executive Orders, policies, new legislation, and judicial decisions
Actions by the U.S. government may require us to change our business operations, resulting in unknown and unforeseeable impacts to our stakeholders, including patients, healthcare providers, and employees. Failure to comply with new policies, legislation, judicial decisions and executive orders could expose the Company to litigation or other government actions. There can be no assurance that our compliance with new government actions will provide sufficient mitigation.
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
Additionally, trade policies and geopolitical disputes (including as a result of PRC-Taiwan relations) and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where we source our components or raw materials. Tensions between the U.S. and PRC have led to a series of tariffs being imposed by the U.S. on imports from PRC mainland, as well as other business restrictions. Tariffs increase the costs of the components and raw materials we source. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain. As these tensions continue to rise, more targeted approaches by the U.S. or Chinese governments on certain products, industries or companies (including WuXi, the primary supplier of one of our products) could significantly impact our ability to effectively manufacture and distribute our products, including Pombiliti® + Opfolda®, materially impacting our ability to meet patient demands or financial forecasts. With the new presidential administration in the U.S., additional and higher tariffs may be imposed on goods imported from PRC and other countries which could increase the cost of goods needed to commercialize our products and continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.
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
As a biotechnology company dedicated to discovering, developing, and delivering novel medicines for patients with rare diseases, we operate in a highly regulated space, sourcing products and delivering our medicines around the world. As such, we are sensitive to governmental changes that affect the regulatory pathway, and approval status, of our medicines, as well as our ability to effectively, and in a cost-efficient manner, produce and distribute these medicines. Our pricing and reimbursement strategy considers, among other things, the cost of bringing a particular treatment to market and the cost of goods incurred to produce the final product. Accordingly, significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers operate, can materially adversely affect our business and financial statements. The current presidential administration has indicated a number of potential reforms that could have a material adverse effect on our business, future revenue, and results of operations, including changes impacting the FDA and the scope of its authority, imposition of significant tariffs on numerous countries (including the PRC, which is a primary supplier of Pombiliti®), instituting a "most favored nation" policy requiring pharmaceutical companies to lower U.S. drug prices to match the lowest prices such drugs are sold for in other developed countries, and other, unforeseen developments that typically accompany a new presidential administration While it is impossible to predict future legislative or administrative actions, similar trade restrictions and regulatory changes could result in additional requirements for commercialization for our approved products and development of our product candidates, an increase in the cost of goods required to make our medicines, or otherwise impair, impede or frustrate our ability to deliver medicines globally.
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
•the perceived likelihood of the completion of the pending transaction with BioMarin;
•the success of competitive products or technologies;
•regulatory actions with respect to our products or product candidates or our competitors' products or product candidates;
•actual or anticipated changes in our growth rate relative to our competitors;
•the outcome of any patent infringement or other litigation that may be brought against us or we may bring against others;
•announcements by us or our competitors of significant acquisitions, mergers, strategic collaborations, joint ventures, collaborations or capital commitments;
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered on Form S-8 registration statements all shares of common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. In addition, certain of our employees, executive officers and directors have entered into, or may enter into, Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer or director. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers and directors may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information. In November 2022, we announced an "at-the-market offering" under which we may offer and sell shares of our common stock having an aggregate offering amount of up to $250,000,000. Additionally, in October 2023, we entered into a securities purchase agreement with Blackstone for the private placement of 2,467,104 shares of our common stock, at a purchase price of $12.16 per share.
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
Our business is subject to the risk of litigation by employees, consumers, vendors, competitors, intellectual property rights holders, stockholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions, Hatch-Waxman or other litigation. For example, we and certain of our current and former officers have previously been parties to securities class action lawsuits against us, all of which have been settled or dismissed, and we were recently involved in Hatch-Waxman litigation that concluded in December 2025. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided against us or settled by us, may result in liability material to our Consolidated Financial Statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to prosecute or defend litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations or liquidity.
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
The CIO, in coordination with the Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer, Chief Legal Officer, and Chief People Officer works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams, comprised of our cybersecurity experts, are deployed throughout the Company to identify and address cybersecurity threats and to respond to cybersecurity incidents. The CIO has served in various leadership roles in information technology and information security for over 25 years, including serving as the vice president of information technology, with direct responsibility over the cyber security program, for a large publicly-traded company and as the chief information security officer of several large healthcare organizations. The CIO holds a Certified Information Systems Security Professional certification, an undergraduate degree in engineering, an MBA and a PhD in engineering.

Item 2.    PROPERTIES
The following table contains information about our current significant leased properties as of December 31, 2025.

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
Item 3.    LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to the information set forth in " -— Note 16. Legal Proceedings” in the Notes to Consolidated Financial Statements included in Item 8 of this Report.
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock has been traded on the NASDAQ Global Market under the symbol "FOLD" since May 31, 2007. Prior to that time, there was no public market for our common stock. The closing price for our common stock as reported by the NASDAQ Global Market on February 12, 2026 was $14.33 per share. As of February 12, 2026, there were 15 holders of record of our common stock.
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

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Amicus Therapeutics, Inc.	$100	$50	$52	$62	$41	$62
NASDAQ Composite	$100	$121	$81	$115	$150	$180
NASDAQ Biotechnology	$100	$99	$88	$94	$91	$120
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to purchase of our common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2025 through October 31, 2025	20,767	$8.35	—	—
November 1, 2025 through November 30, 2025	23,325	$9.28	—	—
December 1, 2025 through December 31, 2025	298,936	$13.82	—	—
Total	343,028	$13.18	—	—
______________________________
(1) Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock awards.
Item 6.    [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading, global biotechnology company with a clear and compelling mission to develop and deliver transformative medicines for people living with rare diseases. With extraordinary patient focus, we strive to redefine expectations in rare disease. Our two marketed therapies are Galafold®, the first oral monotherapy for people living with Fabry disease who have amenable genetic variants, and Pombiliti® + Opfolda®, a novel two-component treatment designed to improve uptake of active enzyme into key disease relevant tissues for adults living with late-onset Pompe disease.
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
On December 19, 2025, we entered into a Merger Agreement with BioMarin and its wholly owned acquisition subsidiary. Under the terms of the Merger Agreement, and in accordance with the DGCL, if the Merger is completed, BioMarin's wholly owned acquisition subsidiary will merge with and into Amicus, and Amicus will continue as the surviving corporation as a wholly owned subsidiary of BioMarin. In addition, all shares of our common stock outstanding immediately prior to closing (other than Excluded Shares or Dissenting Shares (as defined in the Merger Agreement)) will be cancelled and converted into the right to receive $14.50 per share in cash, without interest and subject to any applicable withholding of taxes. Following completion of the Merger, shares of our common stock will no longer be publicly listed. Refer to "— Note 15. Merger Agreement," in our Notes to Consolidated Financial Statements for additional information.

Consolidated Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report. The following section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which comparisons are hereby incorporated by reference.
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table provides selected financial information of our operations:

	Years ended December 31,
(in thousands)	2025	2024	Change
Net product sales	$634,210	$528,295	$105,915
Cost of goods sold	72,929	52,943	19,986
Gross Profit	561,281	475,352	85,929
Operating expenses:
Research and development	135,843	109,362	26,481
Selling, general, and administrative	383,487	323,379	60,108
Loss on impairment of assets	1,702	—	1,702
Restructuring charges	—	9,188	(9,188)
Depreciation and amortization	7,460	8,547	(1,087)
Other (expense) income:
Interest income	3,317	5,407	(2,090)
Interest expense	(46,159)	(49,598)	3,439
Other expense	10,244	(9,441)	19,685
Income tax expense	(27,301)	(27,350)	49
Net loss attributable to common stockholders	$(27,110)	$(56,106)	$28,996
Net Product Sales. Net product sales increased $105.9 million during the year ended December 31, 2025 compared to the prior year. The increase was primarily due to both the continued growth of Galafold® and Pombiliti® + Opfolda® in Europe and the U.S. and a $13.5 million favorable impact of foreign currency exchange.
Cost of Goods Sold. Cost of goods sold includes manufacturing costs as well as royalties associated with net product sales. Cost of goods sold increased by $20.0 million primarily related to the increase in net product sales. A portion of Pombiliti® inventory was expensed as research and development costs prior to regulatory approval and as such, the cost of goods sold and related gross margins are not necessarily indicative of future costs of goods sold and gross margin.

Research and Development Expense. The following table summarizes our principal product development programs for each product candidate in development, and the out-of-pocket, third-party expenses incurred with respect to each product candidate:

(in thousands)	Years ended December 31,
Projects	2025	2024
Third-party direct project expenses
Galafold® (Fabry Disease)	$11,229	$9,298
Pombiliti® + Opfolda® (Pompe Disease)	48,553	45,215
DMX-200 (FSGS kidney disease)	30,000	—
Pre-clinical and other programs	1,518	2,437
Total third-party direct project expenses	91,300	56,950
Other project costs		1
Personnel costs	34,373	41,405
Other costs	10,170	11,007
Total other project costs	44,543	52,412
Total research and development costs	$135,843	$109,362
The $26.5 million increase in research and development costs was primarily driven by the $30.0 million upfront license payment to Dimerix.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $60.1 million, primarily driven by higher personnel costs and additional legal and professional fees in connection with our intellectual property litigation and the signing of the Merger Agreement with BioMarin.
Restructuring Charges. Restructuring charges in the prior year were primarily related to an initiative to reduce operating costs by abandoning a lease that we no longer believed was useful in our operations.
Other (Expense) Income. The $19.7 million variance was primarily related to the movement in foreign exchange rates caused by remeasurement of foreign-denominated balances.
Income Tax Expense. The income tax expense for the year ended December 31, 2025 was $27.3 million. We are subject to income taxes in various jurisdictions. Our tax liabilities are largely dependent on the mix of pre-tax earnings among the many jurisdictions in which we operate and differences in the timing of the recognition of such earnings under the relevant accounting standards and tax rules.

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
Liquidity and Capital Resources
As a result of our significant research and development expenditures, as well as expenditures to build a commercial organization to support the launch of Galafold® and Pombiliti® + Opfolda®, we have not been profitable and have generated operating losses since we were incorporated in 2002. We have historically funded our operations through stock offerings, product revenues, debt issuance, collaborations, and other financing arrangements. The Merger Agreement with BioMarin includes restrictions on the conduct of our business prior to the completion of the Merger or termination of the Merger Agreement. These limitations include, among other things, restrictions on our ability to incur additional indebtedness, issue additional shares of our common stock outside of existing equity plans and enter into or amend certain contracts.
Sources of Liquidity
In November 2022, we entered into a Sales Agreement with Goldman Sachs & Co. LLC to create an at-the-market equity program ("ATM program"), pursuant to which we may offer to sell shares of our common stock having aggregate offering gross proceeds of up to $250.0 million. During the year ended December 31, 2025, there were no shares issued and sold through the ATM program. As of December 31, 2025, an aggregate of $164.2 million worth of shares remain available to be issued and sold under the ATM program. Under the Merger Agreement, we are prohibited from offering to sell any additional shares of our common stock under the ATM program.

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
Cash Flow Discussion
As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $293.5 million. We invest cash in excess of our immediate requirements in regard to liquidity and capital preservation in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. Although we maintain cash balances with financial institutions in excess of insured limits, we do not anticipate any losses with respect to such cash balances. For more details on the cash, cash equivalents, and marketable securities, refer to "— Note 4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash," in our Notes to Consolidated Financial Statements.
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operations for the year ended December 31, 2025 was $33.1 million. The components of net cash provided by operations primarily reflect net loss of $27.1 million adjusted for non-cash expenses of $99.9 million, which includes $87.4 million of stock compensation and $7.5 million of depreciation expense. This is further driven by a net increase in operating assets and liabilities of $39.6 million. The changes in operating assets and liabilities were primarily driven by an increase in inventory of $111.5 million to support our continued commercial growth, partially offset by an $82.8 million increase in accounts payable and accrued expenses.
Net cash used in operations for the year ended December 31, 2024 was $33.9 million. The components of net cash used in operations included the net loss for the year ended December 31, 2024 of $56.1 million and the net change in operating assets and liabilities of $98.9 million partially offset by $84.9 million of stock compensation and $36.3 million of other non-cash adjustments. The change in operating assets was primarily due to an increase in inventory of $73.7 million to support our continued commercial growth, an increase in accounts receivable of $19.5 million, and a decrease in accounts payable and accrued expenses of $16.5 million associated with timing of payments, partially offset by a decrease in prepaid expenses and other current assets by $14.0 million.
Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was $46.4 million. Our investing activities have consisted primarily of purchases, sales, and maturities of investments and capital expenditures. Net cash used in investing activities reflects $94.4 million for the purchase of marketable securities and $3.3 million for capital expenditures, partially offset by $51.3 million for the sale and redemption of marketable securities.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 was $0.6 million. Net cash provided by financing activities primarily reflects $19.2 million in proceeds from the exercise of stock options, partially offset by $18.3 million for payments of employee withholding taxes related to restricted stock unit vesting.

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
•the pending transaction with BioMarin;
•the scope, progress, results and costs of clinical trials for our drug candidates;
•the cost of manufacturing drug supply for our commercial, clinical and preclinical studies, including the cost of manufacturing Pombiliti® (also referred to as "ATB200" or "cipaglucosidase alfa");
•the results of preclinical research and clinical trials for DMX-200 and other pipeline candidates we may identify from time to time, including our ability to obtain regulatory approvals and commercialize such therapies;
•the costs, timing, and outcome of regulatory review of our product candidates;
•any changes in regulatory standards relating to the review of our product candidates;
•any changes in laws, rules or regulations, including the imposition of tariffs, most favored nation requirements, or other trade restrictions or requirements, affecting our ability to manufacture, transport, test, develop, or commercialize our products, including Galafold®, Pombiliti® + Opfolda®, or our product candidates;
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
•our ability to manufacture or supply sufficient clinical trial or commercial products, including DMX-200, Galafold® and Pombiliti® + Opfolda®;
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
If the Merger is not consummated, we may seek additional funding through public or private financings of debt or equity. Based on our current operating model and excluding any impact of the pending consummation of the Merger, we believe that the current cash position and expected revenues are sufficient to fund our operations and ongoing research programs for at least the next 12 months. Potential impacts of business development collaborations, pipeline expansion, and investment in manufacturing capabilities could impact our long-term capital requirements.
Contractual Obligations and Commitments
As of December 31, 2025, remaining maturities, including expected interest payments through maturity, on our Senior Secured Term Loan due 2029 were $498.1 million. Refer to "— Note 11. Debt," to the Consolidated Financial Statements for more information.
We are lessees to various operating leases for facilities and equipment. As of December 31, 2025, our undiscounted cash liabilities for operating leases were $72.0 million, with maturities ranging up through fiscal 2034. Refer to “— Note 12. Leases,” to the Consolidated Financial Statements for more information.
On December 19, 2025, the Company entered into the Merger Agreement with BioMarin. Under the terms of the Merger Agreement, the Company may be required to pay BioMarin a termination fee of $175 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement.
We have a number of binding minimum purchase and manufacturing commitments due to our third-party manufacturers. As of December 31, 2025, these purchase and manufacturing obligations totaled $218.8 million, of which $195.7 million and $23.1 million are expected in 2026 and 2027, respectively. Contracts for which our commitment is variable, based on volumes, with no fixed minimum quantities, and contracts that can be canceled without payment penalties have been excluded. These purchase obligations are in addition to amounts recorded on our December 31, 2025 Consolidated Balance Sheets.
We have no off-balance sheet arrangements as of December 31, 2025 and 2024.
Recent Accounting Pronouncements
Please refer to "— Note 2. Summary of Significant Accounting Policies," in our Notes to the Consolidated Financial Statements.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents, and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds, asset backed securities, and U.S. government agency notes with maturities of less than one year, which we believe are subject to limited interest rate and credit risk. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and, due to the short-term nature, are subject to minimal interest rate risk. We believe that a 1% (100 basis points) change in average interest rates would either increase or decrease the market value of our investment portfolio by $0.7 million as of December 31, 2025. We currently do not hedge interest rate exposure and consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio.

We are exposed to interest rate risk with respect to variable rate debt. At December 31, 2025, we had a $400 million Senior Secured Term Loan due 2029 that bears interest at a rate equal to the 3-month Term Secured Overnight Financing Rate ("SOFR"), subject to a 2.5% floor, plus a Term SOFR adjustment of 0.26161% and a margin of 6.25% per year. We entered into this loan in October of 2023, and simultaneously used proceeds from the Senior Secured Term Loan due 2029 and the private placement to prepay the Senior Secured Term Loan due 2026. We do not currently hedge our variable interest rate debt. The annual average variable interest rate for our variable rate debts during the year ended December 31, 2025 was 10.7%. A hypothetical 100 basis point increase or decrease in the average interest rate on our variable rate debts would result in $4.1 million change in the interest expense as of December 31, 2025.
We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, primarily in British pounds ("GBP") and euros ("EUR"). We are not currently engaged in any foreign currency hedging activities. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and net product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates may be partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. Based on our foreign currency denominated exposures as of December 31, 2025, we believe that a near-term 10% fluctuation of the U.S. dollar to GBP exchange rate could result in a potential change in the fair value of our net GBP denominated assets and liabilities of approximately $48.6 million. Furthermore, we believe that a near-term 10% fluctuation of the U.S. dollar to EUR exchange rate could result in a potential change in the fair value of our net EUR denominated assets and liabilities of approximately $28.5 million.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report. This report appears on the following page.
Dated February 20, 2026

/s/ BRADLEY L. CAMPBELL	/s/ SIMON HARFORD
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amicus Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amicus Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amicus Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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
February 20, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amicus Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amicus Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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
Iselin, New Jersey
February 20, 2026

Amicus Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$214,010	$213,752
Investments in marketable securities	79,526	36,194
Accounts receivable, net	115,307	101,099
Inventories, net	228,819	118,782
Prepaid expenses and other current assets	38,511	34,909
Total current assets	676,173	504,736
Operating lease right-of-use assets, net	21,138	22,278
Property and equipment, less accumulated depreciation of $31,821 and $28,775 at December 31, 2025 and 2024, respectively	27,108	29,383
Intangible assets, less accumulated amortization of $9,085 and $5,802 at December 31, 2025 and 2024, respectively	13,915	17,198
Goodwill	197,797	197,797
Other non-current assets	13,739	13,641
Total Assets	$949,870	$785,033
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,630	$12,947
Accrued expenses and other current liabilities	200,457	127,300
Operating lease liabilities	8,741	8,455
Total current liabilities	237,828	148,702
Long-term debt	392,660	390,111
Operating lease liabilities	40,962	45,078
Other non-current liabilities	4,179	7,097
Total liabilities	675,629	590,988
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 310,853,963 and 299,041,653 shares issued and outstanding at December 31, 2025 and 2024, respectively	3,037	2,944
Common stock in treasury, at cost; 7,390 shares as of December 31, 2025	(71)	—
Additional paid-in capital	3,014,456	2,926,115
Accumulated other comprehensive gain (loss):
Foreign currency translation adjustment	24,120	5,302
Unrealized loss on available-for-sale securities	(11)	(207)
Warrants	—	71
Accumulated deficit	(2,767,290)	(2,740,180)
Total stockholders' equity	274,241	194,045
Total Liabilities and Stockholders' Equity	$949,870	$785,033
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years ended December 31,
	2025	2024	2023
Net product sales	$634,210	$528,295	$399,356
Cost of goods sold	72,929	52,943	37,326
Gross profit	561,281	475,352	362,030
Operating expenses:
Research and development	135,843	109,362	152,381
Selling, general, and administrative	383,487	323,379	275,270
Changes in fair value of contingent consideration payable	—	—	2,583
Loss on impairment of assets	1,702	—	1,134
Restructuring charges	—	9,188	—
Depreciation and amortization	7,460	8,547	7,873
Total operating expenses	528,492	450,476	439,241
Income (loss) from operations	32,789	24,876	(77,211)
Other (expense) income:
Interest income	3,317	5,407	7,078
Interest expense	(46,159)	(49,598)	(50,149)
Loss on extinguishment of debt	—	—	(13,933)
Other (expense) income	10,244	(9,441)	(15,886)
Income (loss) before income tax	191	(28,756)	(150,101)
Income tax expense	(27,301)	(27,350)	(1,483)
Net loss attributable to common stockholders	$(27,110)	$(56,106)	$(151,584)
Net loss attributable to common stockholders per common share — basic and diluted	$(0.09)	$(0.18)	$(0.51)
Weighted-average common shares outstanding — basic and diluted	308,363,768	304,380,502	295,164,515
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2025	2024	2023
Net loss	$(27,110)	$(56,106)	$(151,584)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment gain (loss)	18,818	(127)	17,418
Unrealized gain (loss) on available-for-sale securities	196	(19)	(72)
Other comprehensive gain (loss)	19,014	(146)	17,346
Comprehensive loss	$(8,096)	$(56,252)	$(134,238)

See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Warrants	Treasury Stock		Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2023	293,594,209	$2,918	$2,836,018	$71	$—	$—	$5,241	$(2,684,074)	$160,174
Stock options exercised, net	962,064	9	7,668	—	—	—	—	—	7,677
Issuance of shares in connection with at-the-market offering, net of issuance costs	1,732,204	17	19,549	—	—	—	—	—	19,566
Vesting of restricted stock units, net of taxes	2,753,176	—	(22,025)	—	—	—	—	—	(22,025)
Stock-based compensation	—	—	84,905	—	—	—	—	—	84,905
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(19)	—	(19)
Foreign currency translation adjustment	—	—	—	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	—	—	—	(56,106)	(56,106)
Balance at December 31, 2024	299,041,653	2,944	2,926,115	71	—	—	5,095	(2,740,180)	194,045
Stock options exercised, net	2,019,648	22	19,183	—	—	—	—	—	19,205
Vesting of restricted stock units, net of taxes	2,670,447	—	(18,323)	—	—	—	—	—	(18,323)
Stock-based compensation	—	—	87,410	—	—	—	—	—	87,410
Warrants exercised	7,129,605	71	—	(71)	—	—	—	—	—
Treasury Stock	(7,390)	.	71	—	7,390	(71)	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	196	—	196
Foreign currency translation adjustment	—	—	—	—	—	—	18,818	—	18,818
Net loss	—	—	—	—	—	—	—	(27,110)	(27,110)
Balance at December 31, 2025	310,853,963	$3,037	$3,014,456	$—	7,390	$(71)	$24,109	$(2,767,290)	$274,241
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(27,110)	$(56,106)	$(151,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing	2,570	2,262	2,616
Depreciation and amortization	7,460	8,547	7,873
Stock-based compensation	87,410	84,905	86,077
Loss on extinguishment of debt	—	—	13,933
Non-cash changes in the fair value of contingent consideration payable	—	—	2,583
Foreign currency remeasurement loss	3,586	16,234	19,613
Non-cash deferred taxes	—	—	(4,939)
Asset impairment charges and other write-offs	(1,138)	9,210	2,727
Changes in operating assets and liabilities:
Accounts receivable	(5,860)	(19,484)	(20,108)
Inventories	(111,483)	(73,652)	(44,614)
Prepaid expenses and other current assets	(1,382)	13,961	(8,062)
Accounts payable, accrued expenses, and other current liabilities	82,777	(16,520)	49,195
Other non-current assets and liabilities	(3,685)	(3,248)	(3,054)
Payment of contingent consideration	—	—	(21,347)
Net cash provided by (used in) operating activities	$33,145	$(33,891)	$(69,091)
Investing activities
Sale and redemption of marketable securities	51,269	117,779	197,227
Purchases of marketable securities	(94,405)	(114,786)	(91,723)
Capital expenditures	(3,296)	(3,553)	(7,440)
Net cash (used in) provided by investing activities	$(46,432)	$(560)	$98,064
Financing activities
Proceeds from the issuance of shares in connection with at-the-market offering, net of issuance costs	—	19,566	63,108
Proceeds from equity financing, net of issuance costs	—	—	29,827
Withholding taxes paid on vested restricted stock units	(18,323)	(22,025)	(17,920)
Proceeds from stock options exercised, net	19,205	7,677	10,261
Proceeds from warrants exercised, net	—	—	12
Payment of long-term debt	—	—	(408,043)
Proceeds from long-term debt, net of issuance costs	—	—	387,360
Payment of contingent consideration	—	—	(2,653)
Payment of finance leases	(272)	(97)	(275)
Net cash provided by financing activities	$610	$5,121	$61,677
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$13,277	$(4,031)	$6,312
Net increase (decrease) in cash, cash equivalents, and restricted cash	600	(33,361)	96,962
Cash, cash equivalents, and restricted cash at the beginning of the year	216,716	250,077	153,115
Cash, cash equivalents, and restricted cash at the end of the year	$217,316	$216,716	$250,077

	Years ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information
Tenant improvements paid through lease incentive	$390	$315	$105
Cash paid during the period for interest	$43,608	$58,960	$36,090
Cashless exercise of warrants	$71	$—	$—
Capital expenditures unpaid at the end of period	$73	$103	$868
Cash paid for income taxes	$14,894	$8,214	$8,525
See accompanying Notes to Consolidated Financial Statements

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements

1. Description of Business
Amicus Therapeutics, Inc. (the "Company") is a leading, global biotechnology company with a clear and compelling mission to develop and deliver transformative medicines for people living with rare diseases. With extraordinary patient focus, Amicus strives to redefine expectations in rare diseases. The Company's two marketed therapies are Galafold®, the first oral monotherapy for people living with Fabry disease who have amenable genetic variants, and Pombiliti® + Opfolda®, a novel two-component treatment for adults living with late-onset Pompe disease.
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
On April 30, 2025, the Company entered into an exclusive license agreement with Dimerix Bioscience Pty Limited ("Dimerix") for the commercialization of Dimerix' Phase 3 drug candidate, DMX-200, in the United States for treatment of Focal Segmental Glomerulosclerosis ("FSGS") and other indications. Refer to "— Note 14. Collaborative Agreements," in the Notes to Consolidated Financial Statements.
On December 19, 2025, the Company entered into a Merger Agreement with BioMarin and its wholly owned acquisition subsidiary. Under the terms of the Merger Agreement, and in accordance with the General Corporation Law of the State of Delaware (the "DGCL"), if the transaction is completed, BioMarin's wholly owned acquisition subsidiary will merge with and into Amicus, and Amicus will continue as the surviving corporation as a wholly owned subsidiary of BioMarin. In addition, all shares of the Company's common stock outstanding immediately prior to closing (other than Excluded Shares or Dissenting Shares (as defined in the Merger Agreement)) will be cancelled and converted into the right to receive $14.50 per share in cash, without interest and subject to any applicable withholding of taxes. Following completion of the Merger, shares of the Company's common stock will no longer be publicly listed. Refer to "— Note 15. Merger Agreement," in the Notes to Consolidated Financial Statements for additional information.
The Company had an accumulated deficit of $2.8 billion as of December 31, 2025. The Company has historically funded its operations through stock offerings, product revenues, debt issuances, collaborations, and other financing arrangements.
Based on its current operating model and excluding any impact of the pending consummation of the Merger, the Company believes the current cash position and expected revenues are sufficient to fund the Company's operations and ongoing research programs for at least the next 12 months. Potential business development opportunities, pipeline expansion, and investment in manufacturing capabilities could impact the Company's long-term capital requirements.
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
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
The Company is subject to credit risk from its accounts receivable primarily related to its product sales. The Company's accounts receivable at December 31, 2025 have arisen from product sales primarily in Europe, the U.S., and Japan. The Company will periodically assess the financial strength of its customers to establish allowances for anticipated losses, if any. For accounts receivable that have arisen from named patient sales, the payment terms are predetermined, and the Company evaluates the creditworthiness of each customer on a regular basis. As of December 31, 2025, the Company's allowance for doubtful accounts was $1.2 million.
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
Revenue Recognition
The Company has recorded revenue on sales where its products are available either on a commercial basis or through a reimbursed early access program. Product orders are generally received from distributors and pharmacies, with the ultimate payor often a government authority. In 2025 and 2024, one customer accounted for 24% and 26% of net product sales, respectively. As of December 31, 2025, two customers each accounted for 12%, respectively, of account receivables from product sales. As of December 31, 2024, the same two customers accounted for 18% and 13% of account receivables from product sales, respectively. Revenue attributed to U.K. and Germany accounted for 10% and 13% respectively in 2025, each accounted for 13% of net product sales in 2024 and 10% and 13% respectively in 2023.
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
The following table summarizes the Company's net product sales disaggregated by product and geographic area:

	For the Year
(in thousands)	2025	2024	2023
Galafold® U.S.	$215,761	$176,024	$145,147
Galafold® Ex-U.S.	305,941	282,030	242,630
Total Galafold® sales	$521,702	$458,054	$387,777
Pombiliti® + Opfolda® U.S.	$48,265	30,123	1,791
Pombiliti® + Opfolda® Ex-U.S.	64,243	40,118	9,788
Total Pombiliti® + Opfolda® sales	$112,508	$70,241	$11,579
Total net product sales	$634,210	$528,295	$399,356
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
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. SG&A expenses consist primarily of personnel costs, facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs.
The Company expenses the costs of advertising, including promotional expenses, as incurred. The Company considers advertising costs as expenses related to the promotion of the Company’s commercial products. Advertising expenses were $13.0 million, $11.1 million and $11.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Equity-based Compensation
At December 31, 2025, the Company had one equity-based employee compensation plan, which is described more fully in "— Note 8. Stockholders' Equity." The Company applies the fair value method of measuring equity-based compensation, which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.
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

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Segment Information
The Company currently operates in one business segment focused on the discovery, development, and commercialization of advanced therapies to treat a range of devastating rare and orphan diseases. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker ("CODM"), its Chief Executive Officer, who comprehensively manages the entire business. The Company and its CODM evaluate performance and allocate resources primarily based on Net product sales and Net loss within the Consolidated Statement of Operations he is regularly provided. Net loss is used to monitor budget to actual results and actuals against prior periods. The Company does not accumulate discrete financial information below the consolidated level, and thus there is one reportable segment. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Consolidated Statements of Operations and Consolidated Balance Sheets provide information regarding significant segment expenses and segment assets. Revenue segregation by product line is presented in the revenue recognition section earlier in this footnote.
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
No indicators of impairment were noted during the years ended December 31, 2025 and 2024.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
Recent Accounting Developments - Guidance Adopted in 2025
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, must be applied prospectively with an option to apply retrospectively, and early adoption is permitted. The Company prospectively adopted this guidance on January 1, 2025. This ASU applies to disclosure requirements only, and the Company has included required annual disclosures within "— Note 13. Income Taxes."
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
In September 2025, the FASB issued ASU 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)" related to accounting for internal-use software costs. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. The Company is currently assessing the impact this standard will have on its Consolidated Financial Statements.
3. Goodwill and Intangible Assets
Finite-lived Intangible Assets
As of December 31, 2025, the Company had intangible assets of $13.9 million. Intangible assets consist of lead enzyme replacement therapy assets acquired with the Callidus Biopharma, Inc. ("Callidus") acquisition in 2013, previously accounted for as in-process research and development. In March 2023, as a result of the European Commission's ("EC") approval of Pombiliti®, the Company began amortizing the assets over the initial regulatory exclusivity period of 7 years. The Company completed an impairment assessment before changing the classification to finite-lived intangible asset noting no impairment. Amortization expense for finite-lived intangible assets was $3.3 million and $3.3 million for the years ended December 31, 2025 and 2024 respectively. Total estimated amortization expense for the finite-lived intangible assets for each of the next 5 years is approximately $3.3 million from 2026-2029, and $0.8 million in 2030. The finite-lived intangible assets have a remaining amortization period of 4.2 years.
Goodwill
As of December 31, 2025, in connection with the acquisition of Callidus in 2013 and Scioderm, Inc. in 2015, the Company had goodwill of $197.8 million. There has been no change to the balance of goodwill since the dates of acquisition.

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)
4. Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
As of December 31, 2025, the Company held $214.0 million in cash and cash equivalents and $79.5 million of marketable securities which are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized holding gains and losses are generally reported within other comprehensive gain (loss) in the Consolidated Statements of Comprehensive Loss. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other-than-temporary or if an available-for-sale debt security’s fair value is determined to be less than the amortized cost and the Company intends or is more than likely to sell the security before recovery and it is not considered a credit loss, such security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in the Consolidated Statements of Operations as an impairment charge. If the unrealized loss of an available-for-sale debt security is determined to be a result of credit loss the Company would recognize an allowance and the corresponding credit loss would be included in the Consolidated Statements of Operations.
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
Cash, cash equivalents, and marketable securities are classified as current unless mentioned otherwise below and consisted of the following:

	December 31, 2025
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$214,010	$—	$—	$214,010
U.S. government agency bonds	52,603	163	—	52,766
Corporate debt securities	16,303	23	(1)	16,325
Commercial paper	10,280	5	(3)	10,282
Money market	100	—	—	100
Certificates of deposit	53	—	—	53
	$293,349	$191	$(4)	$293,536
Included in cash and cash equivalents	$214,010	$—	$—	$214,010
Included in marketable securities	79,339	191	(4)	79,526
Total cash, cash equivalents, and marketable securities	$293,349	$191	$(4)	$293,536

Amicus Therapeutics, Inc.
Notes To Consolidated Financial Statements — (Continued)

	December 31, 2024
(in thousands)	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash and cash equivalents	$213,752	$—	$—	$213,752
Commercial paper	18,082	3	(4)	18,081
U.S. government agency bonds	16,524	1	(7)	16,518
Corporate debt securities	1,446	—	(2)	1,444
Money market	100	—	—	100
Certificates of deposit	51	—	—	51
	$249,955	$4	$(13)	$249,946
Included in cash and cash equivalents	$213,752	$—	$—	$213,752
Included in marketable securities	36,203	4	(13)	36,194
Total cash, cash equivalents, and marketable securities	$249,955	$4	$(13)	$249,946
For the years ended December 31, 2025 and 2024, there were no realized gains or losses. The cost of securities sold is based on the specific identification method.
Unrealized loss positions in the marketable securities as of December 31, 2025 reflect temporary impairments and are not a result of credit loss. Additionally, as these positions have been in a loss position for less than twelve months and the Company does not intend to sell these securities before recovery, the losses are recognized in other comprehensive gain (loss). The fair value of these marketable securities in unrealized loss positions are $10.7 million and $23.7 million as of December 31, 2025 and 2024 respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31,
(in thousands)	2025	2024	2023
Cash and cash equivalents	$214,010	$213,752	$246,994
Restricted cash	3,306	2,964	3,083
Cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$217,316	$216,716	$250,077
5. Inventories
Inventories consisted of the following:

	December 31,
(in thousands)	2025	2024
Raw materials	$131,170	$87,916
Work-in-process	61,304	21,223
Finished goods	36,345	9,643
Total inventories	$228,819	$118,782
The Company's reserve for inventory was $2.7 million and $3.3 million as of December 31, 2025 and 2024, respectively. The Company has a number of binding minimum purchase and manufacturing commitments due to the third-party manufacturers. As of December 31, 2025, these purchase and manufacturing obligations totaled $218.8 million, of which $195.7 million and $23.1 million are expected in 2026 and 2027, respectively.

6. Property and Equipment
Property and equipment consist of the following:

	December 31,
(in thousands)	2025	2024
Leasehold improvements	$33,067	$32,361
Research equipment	15,771	16,220
Computer equipment	5,698	5,198
Furniture and fixtures	3,815	3,715
Computer software	578	402
Construction in progress	—	262
Gross property and equipment	58,929	58,158
Less accumulated depreciation	(31,821)	(28,775)
Net property and equipment	$27,108	$29,383
Depreciation expense was $3.9 million and $5.0 million for the years ended December 31, 2025 and 2024 respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2025	2024
Accrued sales rebates and discounts	$48,284	$33,546
Accrued contract manufacturing & contract research costs	42,239	3,924
Accrued compensation and benefits	37,682	32,529
Accrued taxes	28,809	18,105
Accrued professional fees	11,228	6,337
Accrued royalties	10,655	9,790
Accrued program fees	9,882	10,578
Other	11,678	12,491
	$200,457	$127,300
8. Stockholders' Equity
Common Stock and Warrants
As of December 31, 2025, the Company was authorized to issue 500 million shares of common stock. Dividends on common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters that are appropriate for stockholder voting and is entitled to one vote for each share held.
In November 2022, the Company entered into a Sales Agreement with Goldman Sachs & Co. LLC to create an at-the-market equity program ("ATM program"), pursuant to which the Company may offer to sell shares of its common stock having an aggregate offering gross proceeds of up to $250.0 million. There were no shares issued and sold during the year ended December 31, 2025 through the ATM program. During the year ended December 31, 2024, the Company issued and sold an aggregate of 1,732,204 shares through its ATM program at a weighted-average public offering price of $11.69 per share, resulting in net proceeds of $19.6 million. As of December 31, 2025, an aggregate of $164.2 million worth of shares remain available to be issued and sold under the ATM program.

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
Equity Incentive Plan
The Company's stockholders approved the 2025 Equity Incentive Plan (the "2025 Equity Plan") at the 2025 Annual Meeting of Stockholders, held on June 5, 2025 (the “2025 Annual Meeting”), to replace the expiring Amended and Restated 2007 Equity Incentive Plan (the "2007 Equity Plan"). Following approval of the 2025 Equity Plan, no future awards are permitted to be granted under the 2007 Equity Plan. The maximum number of shares of our common stock that may be issued under the 2025 Equity Plan (subject to certain adjustments) is the sum of (i) 9.0 million shares which were approved by stockholders at the 2025 Annual Meeting; plus (ii) the number of shares reserved for issuance under the 2007 Equity Plan that remained available for grant under the 2007 Equity Plan as of the 2025 Annual Meeting; plus (iii) any shares underlying 2007 Equity Plan awards that may become available for issuance under the 2025 Equity Plan in accordance with the 2025 Equity Plan provisions.
The 2025 Equity Plan provides for the granting of restricted stock units and options to purchase common stock in the Company to employees, directors, advisors, and consultants at a price to be determined by the Company's Board of Directors. The 2025 Equity Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company's business. Under the provisions of the 2025 Equity Plan, no option will have a term in excess of 10 years. The Board of Directors, or its committee, is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. Options granted pursuant to the 2025 Equity Plan generally vest 25% on the first year anniversary date of grant plus an additional 1/48th for each month thereafter and may be exercised in whole or in part for 100% of the shares vested at any time after the date of grant. As of December 31, 2025, the Company has reserved up to 15,294,241 shares for issuance under the 2025 Equity Plan.
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

The Company uses the Black-Scholes option pricing model when estimating the grant date fair value for share-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is based on the historical volatility of the Company's common stock over the look-back period corresponding to the expected life of the options. The average expected life is determined using the Company's actual historical data. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated on the grant date and reassessed each reporting period based on historical experience and management's expectations of future forfeitures. To the extent actual forfeitures differ from the estimates, the difference is recorded as a cumulative adjustment in the period in which the estimates are revised.
The fair value of the stock options granted were estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2025	2024	2023
Expected stock price volatility	55.3%	57.0%	59.2%
Risk free interest rate	4.2%	4.0%	3.9%
Expected life of options (years)	5.64	5.60	5.47
Expected annual dividend per share	$—	$—	$—
The weighted average grant-date fair value per share of options granted during 2025, 2024, and 2023 were $4.68, $7.50, and $6.75, respectively.

A summary of the Company's stock options is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Options outstanding, December 31, 2022	19,064	$11.31
Granted	5,733	$11.99
Exercised	(1,361)	$7.54
Forfeited	(356)	$11.59
Expired	(78)	$15.09
Options outstanding, December 31, 2023	23,002	$11.69
Granted	4,917	$13.52
Exercised	(957)	$8.02
Forfeited	(622)	$12.75
Expired	(327)	$14.30
Options outstanding, December 31, 2024	26,013	$12.11
Granted	4,325	$8.47
Exercised	(2,043)	$9.40
Forfeited	(523)	$11.47
Expired	(1,531)	$12.98
Options outstanding, December 31, 2025	26,241	$11.68	5.8	$78.7
Vested and unvested expected to vest, December 31, 2025	26,241	$11.68	5.8	$78.7
Exercisable at December 31, 2025	18,531	$12.19	4.7	$49.7
The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $6.6 million, $3.8 million, and $7.1 million, respectively. Cash proceeds from stock options exercised during the years ended December 31, 2025, 2024, and 2023 were $19.2 million, $7.7 million, and $10.3 million, respectively. As of December 31, 2025, the total unrecognized compensation cost related to non-vested stock options granted was $33.6 million and is expected to be recognized over a weighted average period of two years.

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

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Non-vested units as of December 31, 2022	9,717	$13.07
Granted	4,762	$13.02
Vested	(3,610)	$12.21
Forfeited	(836)	$11.63
Non-vested units as of December 31, 2023	10,033	$13.37
Granted	4,150	$14.32
Vested	(5,107)	$13.07
Forfeited	(799)	$13.74
Non-vested units as of December 31, 2024	8,277	$13.59
Granted	8,055	$8.78
Vested	(3,536)	$11.25
Forfeited	(1,065)	$10.68
Non-vested units as of December 31, 2025	11,731	$10.95	2.3	$167.1
As of December 31, 2025, there was $72.3 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of two years.
Compensation Expense Related to Equity Awards
The following table summarizes information related to compensation expense recognized in the Company's Consolidated Statements of Operations related to the equity awards:

	Years ended December 31,
(in thousands)	2025	2024	2023
Research and development expense	$12,156	$15,969	$21,470
Selling, general, and administrative expense	75,254	68,936	64,607
Total equity compensation expense	$87,410	$84,905	$86,077
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
A summary of the fair value of the Company's recurring assets and liabilities aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2025 are identified in the following tables:

(in thousands)	Level 1	Level 2	Total
Assets:
U.S. government agency bonds	$—	$52,766	$52,766
Corporate debt securities	—	16,325	16,325
Commercial paper	—	10,282	10,282
Money market	2,486	—	2,486
	$2,486	$79,373	$81,859

(in thousands)	Level 1	Level 2	Total
Liabilities:
Deferred compensation plan liability	$2,386	$—	$2,386
	$2,386	$—	$2,386
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
The Company did not have any Level 3 assets or liabilities as of December 31, 2025 or 2024.

Cash, Money Market Funds and Marketable Securities
The Company classifies its cash and money market funds within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in an active market for identical assets at the measurement date. The Company considers its investments in marketable securities as available-for-sale and classifies these assets within the fair value hierarchy as Level 2 primarily utilizing broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2025. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2025.
11. Debt
The Company's debt consists of the following:

	December 31,
(in thousands)	2025	2024
Senior Secured Term Loan due 2029:
Principal	$400,000	$400,000
Less: debt discount (1)	(5,818)	(7,863)
Less: deferred financing (1)	(1,522)	(2,026)
Net carrying value of long-term debt	$392,660	$390,111
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
Interest Expense
The following table sets forth interest expense recognized related to the Company's debt for the years ended December 31, 2025 and 2024, respectively:

	December 31,
(in thousands, except interest rate amounts)	2025	2024
Contractual interest expense	$43,558	$47,373
Amortization of debt discount	$2,045	$1,790
Amortization of deferred financing	$525	$472
Effective interest rate of the liability component, Senior Secured Term Loan due 2029	11.1%	12.0%
12. Leases
The Company currently has operating leases for office and research laboratory space, equipment, and vehicles under agreements expiring at various dates through 2034, which include renewal options on leases which the Company is reasonably certain to exercise.
For the years ended December 31, 2025 and 2024, operating lease expense was $6.7 million and $6.7 million and variable lease expense was $2.0 million and $2.2 million, respectively. For the years ended December 31, 2025 and 2024, the Company paid $9.4 million and $9.6 million, respectively, for amounts related to our operating lease liabilities and recorded right-of-use assets of $0.3 million and $0.7 million, respectively.
Commitments under finance leases are not significant for the year ended December 31, 2025.

Supplemental balance sheet information related to operating leases were as follows:

	December 31,
(in thousands, except year and discount rate amounts)	2025	2024
Operating lease ROU assets, net	$21,138	$22,278

Current portion of the operating lease liabilities	$8,741	$8,455
Non-current portion of the operating lease liabilities	$40,962	$45,078
Total operating lease liability	$49,703	$53,533

Weighted-average remaining lease terms (years)	7.7	8.5
Weighted-average discount rate	9.7%	9.7%
At December 31, 2025, the future minimum operating lease payments were as follows:

(in thousands)	Operating Lease
2026	$9,528
2027	9,594
2028	9,196
2029	8,172
2030	7,519
Thereafter	28,027
Total lease payments	72,036
Less: lease incentives	(1,331)
Less: imputed interest	(21,002)
Total operating lease liability	$49,703

13. Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years ended December 31,
(in thousands)	2025	2024	2023
United States	$(123,182)	$(210,049)	$(234,482)
Foreign	123,373	181,293	84,381
Total	$191	$(28,756)	$(150,101)
Following were the components of income tax expense (benefit) for the years ended December 31, 2025, 2024, and 2023:

	Years ended December 31,
(in thousands)	2025	2024	2023
Current
Federal	$—	$—	$—
State	29	76	14
Foreign	27,272	27,274	6,408
Deferred
Federal	—	—	(4,801)
State	—	—	(138)
Foreign	—	—	—
Total	$27,301	$27,350	$1,483
A reconciliation of the statutory tax rates and the effective tax rates for the year ended December 31, 2025 is as follows:

	Year ended December 31, 2025
(in thousands)	Amount	Percent
U.S. Federal statutory tax rate	$41	21%
Foreign tax effects
United Kingdom
Statutory rate difference between the United Kingdom and the United States	3,793	1986%
Nontaxable or nondeductible items
Intercompany sales income	(1,825)	(955)%
Executive compensation	2,875	1505%
Other	(53)	(28)%
Change in valuation allowance	(2,029)	(1062)%
Other adjustments
Deferred charge	(4,593)	(2405)%
Return to provision	(2,195)	(1149)%
Ireland
Statutory rate difference between Ireland and the United States	(1,640)	(859)%
Nontaxable or nondeductible items
Intercompany sales income	(1,573)	(824)%
Meals and entertainment	460	241%
Other adjustments

Return to provision	391	205%
Other	41	22%
Japan
Other adjustments
Return to provision	(274)	(143)%
Other	(86)	(45)%
Germany
Statutory rate difference between Germany and the United States	283	148%
Other	76	40%
Other foreign jurisdictions	222	116%
Effects of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Subpart F	7,264	3803%
Global intangible low taxed income	1,706	893%
Tax credits
Research and development tax credits	(6,983)	(3656)%
Changes in valuation allowance	13,339	6984%
Nontaxable or nondeductible items
Executive compensation	8,224	4306%
162(m) limitation	4,283	2242%
Intercompany royalty	1,752	917%
Other	41	21%
Changes in unrecognized tax benefits	7,526	3941%
Other adjustments
Unrealized FX gain/loss	(1,412)	(739)%
986c FX gain/loss	(2,575)	(1348)%
Foreign withholding tax	1,965	1029%
Return to provision	(1,778)	(931)%
Other	35	18%
Total effective tax rate	$27,301	14294%
A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2024 and 2023 are as follows:

	Years ended December 31,
	2024	2023
Statutory rate	(21)%	(21)%
Tax credits	(14)%	(8)%
Impact of foreign operations	180%	(9)%
Executive compensation	36%	7%
Other	63%	1%
Valuation allowance	(149)%	31%
Net	95%	1%

The amounts of cash taxes paid by the Company is as follows:

(in thousands)	Year ended December 31, 2025
Federal	$—
State	52
Foreign:
United Kingdom	11,210
Ireland	1,486
Germany	776
All other foreign	1,370
Total	$14,894
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
On July 4, 2025, the U.S. government enacted the budget reconciliation bill, H.R. 1, also referred to as, the One Big Beautiful Bill Act of 2025 (“OBBBA”). The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation.  The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The changes resulting from the tax provisions in OBBBA are not expected to have a material impact on the Company’s results of operations.
Tax returns for years 2021 through 2025 are open to examination by tax authorities. The Company is also subject to examination in any period for which it has net operating losses. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
(in thousands)	2025	2024	2023
Gross unrecognized tax benefits at beginning of year	$13,805	$4,888	$283
Gross increases for tax positions in prior years	7,526	9,542	4,605
Decreases for settlements and payments	—	(625)	—
Gross unrecognized tax benefits at end of year	$21,331	$13,805	$4,888
For the years ended December 31, 2025 and 2024, approximately $21.3 million and $13.8 million of unrecognized tax benefits respectively, would, if recognized, impact the Company's effective tax rate. The Company recognizes accrued interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties was $5.7 million for the year ended December 31, 2025.
Deferred income taxes reflect the net effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows:

	Years ended December 31,
(in thousands)	2025	2024
Deferred tax assets
Net operating loss carry forwards	$317,999	$302,066
Research tax credit	239,224	234,189
Stock-based compensation	21,292	20,045
Capitalized research and development costs	20,631	34,883
Interest carry forward limitation	11,150	9,097
Lease liability	9,619	10,026
Inventory	1,890	1,599
Other	7,391	5,267
Gross deferred tax assets	629,196	617,172
Deferred tax liabilities
Other	(7,115)	(8,042)
Total net deferred tax assets	622,081	609,130
Less: valuation allowance	(622,081)	(609,130)
Net deferred tax liability	$—	$—
The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2025 and 2024, the Company recorded valuation allowances of $622.1 million and $609.1 million, respectively, representing an increase in the valuation allowance of $13.0 million in 2025, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years. The deferred tax liability related to business acquisitions pertains to the basis difference in intangible assets acquired by the Company. The Company's policy is to record a deferred tax liability related to acquired intangible assets that may eventually be realized either upon amortization of the asset when the research is completed, and a product is successfully launched or the write-off of the asset if it is abandoned or unsuccessful.

As of December 31, 2025, the Company had U.S. federal and state net operating loss carry forwards ("NOLs") of approximately $1.2 billion and $1.0 billion, respectively. The federal carry forward for losses generated prior to 2018 will expire in 2033 through 2037. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the Tax Act. Most of the state net operating loss carry forwards generated prior to 2009 have expired through 2016. The remaining state net operating loss carry forwards including those generated in 2009 through 2025 will expire in 2028 through 2045. State research and development credits will expire 2026 through 2033. Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past and could occur again in the future. Under Section 382, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. The Company completed a detailed study of the NOLs for the tax year 2024 and determined that there was not an ownership change in excess of 50%. The Company may experience ownership changes in the future as a result of shifts in the stock ownership some of which are outside the Company's control. Ownership changes in future periods may place additional limits on the Company's ability to utilize net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently decrease the amount of state attributes and increase state taxes owed.
The Company also has U.S. federal research and experimentation and orphan drug credit carryforwards of approximately $19.1 million and $210.5 million, respectively, which will expire in the years 2030 through 2045. The Company also has state research and development tax credit carryforwards of $12.2 million. Deferred tax assets for these carryforwards are subject to a full valuation allowance.
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
As of December 31, 2025, the milestone payments due to GSK were $1.5 million and are recorded within accrued expenses and other current liabilities in the Consolidated Balance Sheets. Sales based tiered royalties due to GSK are recorded within the cost of goods sold in the Consolidated Statements of Operations.
For the year ended December 31, 2025, under the GSK collaboration agreement, the Company incurred approximately $35.2 million of royalty expenses, of which $10.7 million is recorded within accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Dimerix Limited
On April 30, 2025, the Company entered into an exclusive license agreement with Dimerix for the commercialization of Dimerix' Phase 3 drug candidate, DMX-200, in the U.S. for treatment of FSGS and other indications. In exchange for these rights, the Company paid Dimerix an upfront payment of $30 million, which was recorded as a component of research and development expense in the Company's Consolidated Statement of Operations. The Company will be obligated to pay Dimerix for certain success-based development and regulatory milestones for FSGS of up to a maximum aggregate amount of $75 million, regulatory milestones for other indications of up to a maximum aggregate amount of $40 million, commercial milestones of up to a maximum aggregate amount of $445 million, and tiered royalties of DMX-200 net sales in the U.S. ranging from the low-teens to low-twenties.
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
In December of 2025, Dimerix announced completion of enrollment for the ACTION3 (n=286).
15. Merger Agreement
On December 19, 2025, the Company entered into the Merger Agreement with BioMarin and its wholly owned acquisition subsidiary. Under the terms of the Merger Agreement and in accordance with the DGCL, if the Merger is completed, BioMarin's wholly owned acquisition subsidiary will merge with and into Amicus, and Amicus will continue as the surviving corporation as a wholly owned subsidiary of BioMarin. In addition, all shares of the Company's common stock outstanding immediately prior to closing (other than Excluded Shares or Dissenting Shares (as defined in the Merger Agreement)) will be cancelled and converted into the right to receive $14.50 per share in cash, without interest and subject to any applicable withholding of taxes. Following completion of the Merger, shares of the Company's common stock will no longer be publicly listed.

The Boards of Directors of both companies have approved the Merger Agreement. The Merger Agreement includes restrictions on the conduct of the Company's business prior to the completion of the Merger or termination of the Merger Agreement, generally requiring the Company to conduct its business in the ordinary course in all material respects. Without limiting the generality of the foregoing, unless the Company obtains BioMarin's prior written consent, and except (i) as required or expressly contemplated by the Merger Agreement, (ii) as required by applicable law, or (iii) as set forth in the confidential disclosure schedule delivered by Amicus to BioMarin in connection with the execution of the Merger Agreement, the Company may not, among other things, incur additional indebtedness, issue additional shares of the Company's common stock outside of existing equity plans, repurchase shares, declare or pay dividends, acquire or dispose of assets or businesses (subject to limited exceptions), enter into or amend certain contracts and make capital expenditures above specified thresholds.

At the effective time of the Merger, the Company's outstanding equity awards will be treated as follows: (i) each option to purchase shares of the Company's common stock (a "Company Option") that is outstanding and unexercised (whether or not vested) and has a per share exercise price that is less than the Merger Consideration (each, an "In the Money Option") will be cancelled and converted into the right to receive a cash payment (without interest and less applicable tax withholdings and other authorized deductions) equal to the product of (a) the excess of (x) the Merger Consideration over (y) the exercise price payable per share under such In the Money Option, multiplied by (b) the total number of shares of the Company's common stock subject to such In the Money Option immediately prior to the effective time of the Merger (the "Effective Time") (without regard to vesting); (ii) each Company Option other than an In the Money Option that is outstanding and unexercised as of the Effective Time, whether or not vested, will be cancelled with no consideration payable in respect thereof; (iii) each then-outstanding time-vesting restricted stock unit with respect to shares of the Company's common stock granted under its equity plans (each, a "Company RSU") will be cancelled and converted into the right of the holder thereof to receive a cash payment (without interest and less applicable tax withholdings and other authorized deductions) equal to the product of (a) the Merger Consideration multiplied by (b) the number of shares of the Company's common stock subject to such Company RSU; and (iv) each then-outstanding performance-vesting restricted stock unit with respect to shares of the Company's common stock granted under its equity plans (each, a "Company PSU"), whether vested or unvested, will be cancelled and converted into the right to receive a cash payment (without interest and less applicable tax withholdings and other authorized deductions) equal to the product of (rounded down to the nearest whole number) (i) the number of shares of the Company's common stock subject to such Company PSU immediately prior to the Effective Time at specified levels of performance, without any pro-ration, as of immediately prior to the Effective Time multiplied by (ii) the Merger Consideration.

The completion of the pending transaction with BioMarin is conditioned upon (i) the adoption of the Merger Agreement by the holders of at least a majority of the outstanding shares of the Company's common stock, (ii) the receipt of certain regulatory approvals, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of any clearance, consent or affirmative approval applicable to the transaction under antitrust laws and foreign direct investment laws of any non-U.S. or supranational governmental bodies listed in the confidential disclosure schedule delivered by Amicus to BioMarin in connection with the execution of the Merger Agreement, including for certain European countries and the Japanese competition authority, (iii) the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger, (iv) the accuracy of certain representations and warranties that we made and compliance by us with certain covenants contained in the Merger Agreement, subject to qualifications, (v) there not having been a "Company Material Adverse Effect" (as defined in the Merger Agreement) with respect to us since the date of the Merger Agreement, and (vi) other customary conditions.

The Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of the Company's Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a "Superior Offer," as defined in the Merger Agreement. We could also be required to pay BioMarin a termination fee of $175 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including in connection with Amicus accepting a Superior Offer or due to the Company's Board of Directors changing or withdrawing its recommendation in favor of the Merger.
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
From September 29, 2025 to October 1, 2025, the District Court held a three-day trial to hear evidence and argument as to the disputed patent issues between Aurobindo and Amicus.
On December 19, 2025, Amicus announced that it had resolved the patent litigation with Aurobindo and Lupin. In connection with the resolution of the patent litigation, Amicus entered into non-exclusive, non-transferable, royalty-free licenses with Aurobindo and Lupin respectively, which will allow Aurobindo and Lupin to market their respective generic versions of Galafold® in the United States beginning on January 30, 2037, or earlier in certain circumstances. As required by law, the companies have submitted the confidential license agreements to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. In accordance with the license agreements, the parties have terminated all ongoing Hatch-Waxman litigation between Amicus and Aurobindo and Lupin regarding Galafold® patents pending in the District Court.

17. Basic and Diluted Net Loss per Common Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share:

	Years ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Numerator:
Net loss attributable to common stockholders	$(27,110)	$(56,106)	$(151,584)
Denominator:
Weighted average common shares outstanding — basic and diluted	308,363,768	304,380,502	295,164,515
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
The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	Years ended December 31,
(in thousands)	2025	2024	2023
Options to purchase common stock	26,241	26,013	23,002
Unvested restricted stock units	11,731	8,277	10,033
Total number of potentially issuable shares	37,972	34,290	33,035

18. Subsequent Events
As previously disclosed in the Merger Proxy Statement, on January 21, 2026, the Company and BioMarin each filed a Premerger Notification and Report Form under the HSR Act with the Antitrust Division of the U.S. Department of Justice and the U.S Federal Trade Commission (the "FTC") in connection with the Merger. On February 11, 2026, the FTC granted early termination of the waiting period under the HSR Act.
The termination of the waiting period under the HSR Act satisfies one of the conditions to the completion of the pending transaction with BioMarin. Completion of the pending transaction with BioMarin remains subject to the satisfaction or waiver of other customary closing conditions, including the adoption of the Merger Agreement by the holders of at least a majority of the outstanding shares of the Company’s common stock and the receipt of any clearance, consent or affirmative approval applicable to the transaction under antitrust laws and foreign direct investment laws of any non-U.S. or supranational governmental bodies listed in the confidential disclosure schedule delivered by the Company to BioMarin in connection with the execution of the Merger Agreement, including for certain European countries and the Japanese competition authority. The transaction is expected to close in the second quarter of 2026, subject to regulatory clearances, approval by the Company’s stockholders and other customary closing conditions.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.
Our Board of Directors
Our Certificate of Incorporation and By-laws provide that our business is to be managed by or under the direction of our Board. Our Board is divided into three classes and one class is elected at each Annual Meeting of Stockholders to serve for a three-year term. Our Board consists of nine members and is divided amongst the three classes as follows:
●The Class I directors are Mr. Campbell and Ms. Bleil, and their term would expire at the 2026 Annual Meeting of Stockholders;
●The Class II directors are Messrs. Wheeler and Whitman and Dr. Roberts, and their term would expire at the 2027 Annual Meeting of Stockholders; and
●The Class III directors are Messrs. Kelly, Raab and Sblendorio and Ms. McGlynn, and their term would expire at the 2028 Annual Meeting of Stockholders.
Our Certificate of Incorporation and By-laws provide that the authorized number of directors may be changed only by resolution of the Board. Our Board has authorized that the maximum size of the Board be set at twelve members.

Name	Age	Position
Lynn D. Bleil (1)(2)	62	Director
Bradley L. Campbell	50	Director
Michael A. Kelly (3)(4)	69	Director
Margaret G. McGlynn (5)(6)	66	Director
Michael G. Raab (6)(7)	61	Director
Eiry W. Roberts, M.D. (2)(4)	62	Director
Glenn P. Sblendorio (2)(8)	70	Director
Craig A. Wheeler (3)(9)	65	Director
Burke W. Whitman (3)(6)	69	Director

(1)Chair of the Nominating and Corporate Governance Committee
(2)Member of the Compensation and Leadership Development Committee
(3)Member of Audit and Compliance Committee
(4)Member of the Science and Technology Committee
(5)Chair of the Compensation and Leadership Development Committee
(6)Member of Nominating and Corporate Governance Committee
(7)Chairman of the Board
(8)Chair of the Audit and Compliance Committee
(9)Chair of the Science and Technology Committee

Lynn D. Bleil has served as a member of the Board since September 2018. Ms. Bleil led the West Coast Healthcare Practice of McKinsey & Company, a multinational strategy and management consulting firm, and was a core leader of McKinsey’s worldwide Healthcare Practice before her retirement as a Senior Partner in 2013, after 25 years at the firm. Currently, Ms. Bleil serves as a member of the Board of Directors of Sonova Holding AG (VX: SOON) and Alcon AG (NYSE: ALC). Her prior directorships include DST Systems, Inc. (NYSE: DST), Auspex Pharmaceuticals (Nasdaq: ASPX), and Stericycle, Inc. (Nasdaq: SRCL). Ms. Bleil is also the Chair of the Intermountain Wasatch Back Hospitals Community Board, a non-profit organization. Ms. Bleil received her B.S.E. in Chemical Engineering from Princeton University and her M.B.A. from the Stanford Graduate School of Business.

Skills and Qualifications: Ms. Bleil is an experienced Director who brings more than three decades of experience in the broader healthcare and biopharma industries, having advised numerous executives and Boards in the sector on strategic, organizational, and operational issues. She has broad expertise in healthcare strategy, business development, go-to-market strategies, reimbursement, and policy.

Bradley L. Campbell is the Company’s President and Chief Executive Officer and has served as a member of the Board since June 2018. From January 2015 until his promotion to Chief Executive Officer in August 2022, Mr. Campbell served as President and Chief Operating Officer. He brings over 20 years of experience in the Orphan Drug industry. Mr. Campbell joined Amicus in 2006 and, prior to becoming CEO led the global organization responsible for the commercialization of Galafold®. He also oversaw the Technical Operations, Market Access, Program Management, Clinical Operations, and Regulatory Affairs functions. Mr. Campbell currently serves on a number of Boards including the Corporate Advisory Board for the National Tay-Sachs and Allied Diseases Association, the board of the Biotechnology Innovation Organization and the Duke-Margolis Advisory Board. He previously served on the Boards of Gennao Bio and ARYA Sciences Acquisition Corp III, a healthcare focused Special Purpose Acquisition Vehicle, as well as Progenics Pharmaceuticals (Nasdaq: PGNX) from 2016 until its successful acquisition by Lantheus Holdings in 2020. Prior to joining Amicus, Mr. Campbell spent time in various commercial and business development roles at Genzyme and Bristol-Myers Squibb and as a strategy consultant for Marakon Associates. He received a B.A. in Public Policy Studies from Duke University and an M.B.A. from Harvard Business School.

Skills and Qualifications: Mr. Campbell has significant experience within the pharmaceutical industry, much of which has been focused on rare diseases, including expertise in corporate development, strategic planning, business operations, sales, and marketing. His experience, as well as his prior service on the Board of Directors of other publicly held companies in the pharmaceutical industry, provide valuable contributions to the Company as we continue our ongoing expansion as a fully integrated global commercial company. He also provides our Board with in-depth knowledge of our company through the day-to-day leadership of our executives, all of which enables him to make meaningful contributions to the Board.

Michael A. Kelly has served as a member of the Board since December 2020. Mr. Kelly is a former senior executive of Amgen, Inc. (Nasdaq: AMGN), a multinational biopharmaceutical company, and is currently acting as Founder & President of Sentry Hill Partners, LLC, a global life sciences transformation and management consulting business founded by Mr. Kelly in 2018. Mr. Kelly has more than two decades of executive experience as a senior leader in the life sciences industry serving in various strategic finance and operations positions at Amgen Inc., most recently as Senior Vice President, Global Business Services and Vice President & CFO, International Commercial Operations. Mr. Kelly has also held positions at Biogen, Inc. (Nasdaq: BIIB), Tanox, Inc., and Monsanto Life Sciences, a division of the Nutrasweet Kelco Company. Mr. Kelly currently serves as an independent member of the Board of Directors of Prime Medicine, Inc. (Nasdaq: PRME), DMC Global, Inc. (Nasdaq: BOOM), NeoGenomics, Inc. (Nasdaq: NEO), and NChroma Bio, a private company. Mr. Kelly previously served on the Boards of Directors for Aprea Therapeutics, Inc. (Nasdaq: APRE) and Hookipa Pharma, Inc. (Nasdaq: HOOK). He also serves on the Council of Advisors and was the former audit committee chairman for Direct Relief, a humanitarian aid organization focused on health outcomes and disaster relief. Mr. Kelly holds a BSc in business administration from Florida A&M University, concentrating in Finance and Industrial Relations.

Skills and Qualifications: Mr. Kelly brings more than two decades of leadership experience in the life sciences industry and a wealth of knowledge and background in managing, financing, and growing global healthcare and biotechnology companies to the Board. He has served in various strategic finance and commercial operations positions, including, Founder and President of a global life sciences transformation and management consulting business, Chief Financial Officer, and Board member of multiple biotechnology companies. Mr. Kelly also has extensive experience in developing and executing global corporate strategies for multi-product biotechnology organizations, a special skill set in organizational development, as well as leadership experience in humanitarian aid facing organizations focused on health outcomes and disaster relief.

Margaret G. McGlynn has served as a member of the Board since October 2009. She retired from Merck & Company, Inc. (NYSE: MRK) (“Merck”), a multinational pharmaceutical company, after 26 years and serving in roles including President of Global Vaccines and Infectious Disease and President, U.S. Hospital and Specialty Products. She also served in a variety of executive leadership roles in global and U.S. marketing, sales, and managed care. Following her retirement from Merck, Ms. McGlynn served as Chief Executive Officer and President of The International AIDS Vaccine Initiative. Currently, Ms. McGlynn serves as Chair of the Board of Directors of Novavax, Inc. (Nasdaq: NVAX). Previously, she served on the Boards of Vertex Pharmaceuticals Inc. (Nasdaq: VRTX), Air Products and Chemicals, Inc. (NYSE: APD) and Orphan Technologies Ltd. She is also Chair Emeritus of the Board of HCU Network America, a non-profit which provides advocacy and supports research for patients affected by the rare disease homocystinuria, and is a Trustee of University at Buffalo Foundation. Ms. McGlynn holds a B.S. in Pharmacy and a M.B.A. in Marketing and an honorary doctorate in sciences from the State University of New York at Buffalo.

Skills and Qualifications: Ms. McGlynn has significant leadership experience in the pharmaceutical industry, including her service as a senior executive of Merck where she led commercialization across several therapeutic areas and geographies and managed large organizations. This experience, combined with her service on biopharmaceutical company boards and a rare disease patient advocacy organization, gives her important insights into Amicus’s business and a comprehensive understanding of compensation management and the relationship of compensation practices to the organization and its development.

Michael G. Raab has served as a member of the Board of Directors since May 2004, as Lead Independent Director September 2018-March 2024, and as Chair of the Board since March 2024. Mr. Raab has served as President and Chief Executive Officer of Ardelyx, Inc. (Nasdaq: ARDX), a biopharmaceutical company since March 2009. Mr. Raab previously served as a partner of New Enterprise Associates (‘‘NEA’’) from June 2002 until December 2008, with a focus on healthcare investing. From 1999 to 2002, he was Senior Vice President, Therapeutics and General Manager, Renagel® at Genzyme Corporation. Mr. Raab currently serves as a member of the Board of Directors of Ardelyx, Inc. and Chairman of Tempest Therapeutics, Inc. (Nasdaq: TPST), a San Francisco based clinical stage biotechnology company advancing small molecule therapeutics that modulate anti-tumor pathways. He also serves on the Emerging Companies and Health Section Governing Boards of the Biotechnology Innovation Organization. Mr. Raab holds a B.A. from DePauw University.

Skills and Qualifications:  Mr. Raab has significant experience in drug development and commercialization of products in the rare diseases, cardio renal, and GI diseases. He also has extensive management experience in the biopharmaceutical industry serving as Chief Executive Officer of a late-stage biopharmaceutical company and from his prior time overseeing NEA investments in pharmaceuticals and biotechnology. Mr. Raab also brings a global perspective and an integrity-based approach to governance matters and devotes substantial time and attention to all Amicus matters.

Eiry W. Roberts, M.D., has served as a member of our Board since June 2021. Dr. Roberts currently serves as a strategic advisor to Neurocrine Biosciences, Inc. (Nasdaq: NBIX), where she previously served as Chief Medical Officer, and is a former senior executive of Eli Lilly and Company (NYSE: LLY), a multinational pharmaceutical company. She has over 30 years of pharmaceutical drug development experience, ranging across all phases of development from research through commercialization, spanning multiple therapeutic areas. Prior to Neurocrine, Roberts spent 26 years at Eli Lilly, during which she advanced through various senior and executive level roles, concluding her tenure as Vice President in Research & Development. Roberts served as the Chair of the Medical Review Committee at Eli Lilly. She is a member of the Healthcare Business Women’s Association and an Adjunct Professor of Medicine at Indiana University, Department of Clinical Pharmacology. She previously served on the Springboard Ventures Steering Committee and was a member of the Indiana Health Forum. She has non-profit Board experience, previously serving on the Board of the Indianapolis Children’s Choir and the St. Richard’s Episcopal School Board of Trustees. Dr. Roberts is an M.D. trained in pharmacology and medicine in the United Kingdom, qualifying from the University of London. Dr. Roberts continued her post-graduate clinical training in clinical pharmacology and cardiology at St. Bartholomew’s Hospital and at the Royal London Hospital.

Skills and Qualifications: Dr. Roberts brings more than 30 years of healthcare industry experience to the Board, spanning the areas of pharmaceutical drug development, regulatory affairs, pricing, and access. She has immense experience in leading therapeutic programs through all phases of the drug development process, regulatory frameworks, and product commercialization. She has an extensive background in medicine and experience as a Chief Medical Officer of a biopharmaceutical company. The culmination of her skills and experience adds important insight into the Amicus business and its development into a leading global commercial organization.

Glenn P. Sblendorio has served as a member of the Board since June 2006. Mr. Sblendorio most recently was Chief Executive Officer and member of the Board of Directors of IVERIC bio, Inc. (Nasdaq: ISEE), formerly Ophthotech Corporation (Nasdaq: OPHT), a biopharmaceutical company, from July 2017 to its acquisition by Astellas Pharma in 2023. Prior to IVERIC, Mr. Sblendorio was President and Chief Financial Officer of The Medicines Company (Nasdaq: MDCO) from March 2006 through March 2016 and was a member of the Board of Directors of the Medicines Company from July 2011 through December 31, 2015. Before joining The Medicines Company, Mr. Sblendorio was Executive Vice President and Chief Financial Officer of Eyetech Pharmaceuticals, Inc. from February 2002 until it was acquired by OSI Pharmaceuticals, Inc. in November 2005. In addition, from 1998 through 2000, Mr. Sblendorio served as a Managing Director of MPM Capital Advisors. Mr. Sblendorio currently serves as Chair of the Board of Directors of Mineralys Therapeutics (Nasdaq: MLYS), is a member of the Board of Directors of 4D Molecular Therapeutics, Inc. (Nasdaq: FDMT), serves as Chairman of the Board of Nanoscope Therapeutics, a private company, and is a member of the Board of Directors of RetinaNova, also a private company. Previously, he served as a member of the board of Directors of Intercept Pharmaceuticals, Inc. (Nasdaq: ICPT) until it was acquired in November 2023. Mr. Sblendorio received his B.B.A. from Pace University, his M.B.A. from Fairleigh Dickinson University and is a graduate of the Harvard Advanced Management Program.

Skills and Qualifications: Mr. Sblendorio has significant corporate leadership experience, industry knowledge and demonstrated knowledge of financial and financing matters through his prior experience in leading pharmaceutical companies. He brings substantial expertise in the management of financial and compliance risks associated with global pharmaceutical operations and financial management strategies. Mr. Sblendorio’s specific expertise includes his service on other boards, and he devotes significant time to Amicus matters both in scheduled meetings and with management and the auditors. He is the “audit committee financial expert” as defined in the SEC regulations, with particular expertise in the matters faced by the audit committee of a company with its commercial revenue guidance, geographic expansion and related expenses.

Craig A. Wheeler has served as a member of the Board since June 2016. He is the CEO of Headwaters Biotech Advisors LLC, where he serves as an advisor to executives in the Biotech industry. Mr. Wheeler recently completed a 14-year tenure as President and Chief Executive Officer of Momenta Pharmaceuticals (Nasdaq: MNTA), where he grew the company from a startup, through multiple product launches, and ultimately to a $6.5 billion acquisition by Johnson and Johnson in the fall of 2020. In 2011, he was an EY Entrepreneur of the Year Regional Award winner. In May 2012, the Boston Globe named Momenta the number one company in their annual Globe 100 survey of top performing companies. Prior to joining Momenta, Mr. Wheeler was President of Chiron Biopharmaceuticals where, during his five-year tenure, he ran a fully integrated 2,500-person global pharma business with a global commercial organization, multiple manufacturing sites, a research organization, and a product development pipeline, more than doubling the pharmaceutical division’s global sales. Before that, he was a senior member of The Boston Consulting Group’s health care practice and worked extensively in the health care sector with focus on pharma and biotech, particularly in regard to corporate and R&D strategy. He began his career at Merck & Company, Inc.’s (NYSE: MRK) MSDRL research unit. He is currently a member of the board of Apellis Pharmaceuticals, Inc. (Nasdaq: APLS) and has previously served as the Chairman of the Board of Avanir Pharmaceuticals, Inc. where he helped oversee the transition of the company from a research-based platform to a fully integrated CNS pharmaceutical company until 2015 when it was acquired by Otsuka Pharmaceuticals for $3.5 billion. Mr. Wheeler received his B.S. and M.S. in chemical engineering from Cornell University and his M.B.A. from the Wharton School of the University of Pennsylvania.

Skills and Qualifications:  Mr. Wheeler has extensive pharmaceutical industry knowledge and leadership experience, including his demonstrated expertise in drug development, manufacturing, and the technical issues facing growing biopharmaceutical companies. This background enables him to make significant contributions as the head of the Science and Technology

Committee, while his overall life science experience and leadership enables him to contribute to the Audit and Compliance Committee, as well as the Board as a whole.

Burke W. Whitman has served as a member of the Board since June 2019. He also serves as the Chief Executive of Colmar Holdings (a private holding company); a member of the Boards of Directors of Omega Healthcare Investors (NYSE: OHI) (Chair of the Compensation Committee), the Marine Corps Heritage Foundation (Vice Chair of the Board), and the Buckhead Coalition (Executive Committee); a board member of the Piedmont Health Foundation; and a national member of Business Executives for National Security. Previously Mr. Whitman served as both a corporate Chief Executive Officer and a U.S. Marine Corps General Officer. In military service for 34 years (1985 to 2019, nearly half on active duty, most recently 2009 to 2018), he commanded units at every level, led multiple combat deployments, served as Commanding General of a Marine Division and of Marine Forces and as a General Officer with the U.S. Secretary of Defense, and retired as a Major General and the service’s senior reserve officer. Concurrently, in business for 21 years (1988-2009), he served as Chief Executive Officer (initially Chief Operating Officer) of Health Management Associates (NYSE: HMA), Chief Financial Officer of Triad Hospitals (NYSE: TRI), President of Deerfield Healthcare (private), Vice President of Almost Family (Nasdaq: AFAM), and an Investment Banker with Morgan Stanley (NYSE: MS). Institutional Investor Magazine named him a repeat Best CFO and Best CEO; the nation awarded him two dozen military and combat decorations including the Distinguished Service Medal. In volunteer service, Mr. Whitman has served on the Boards of the Federation of American Hospitals, Toys for Tots Foundation, Reserve Forces Policy Board, Marine Corps University, and Lovett School. He holds a BA from Dartmouth College, an MBA from Harvard Business School, a Master in Strategic Studies degree from the United States Army War College, and a Master in Ministry degree from Nashotah Theological Seminary.

Skills and Qualifications: Mr. Whitman is an experienced executive and board leader of national and global organizations in health, defense, education, finance, and real estate. His broad knowledge of the domestic and international healthcare sector, specific experience in strategic finance and growth, and skill in organizational leadership and governance, provide a multifaceted perspective to our global biopharma business. These qualifications have made him an integral member of the board and both the Audit and Compliance and Nominating and Corporate Governance Committees.
Committee Memberships

Directors	Independent	Age	Director Since	Audit and Compliance	Compensation and Leadership Development	Nominating and Corporate Governance	Science and Technology
Lynn D. Bleil	✓	62	2018		●	C
Bradley L. Campbell		50	2018
Michael A. Kelly	✓	69	2020	●			●
Margaret G. McGlynn	✓	66	2009		C	●
Michael G. Raab (CH)	✓	61	2004			●
Eiry W. Roberts, M.D.	✓	62	2021		●		●
Glenn P. Sblendorio	✓	70	2006	C	●
Craig A. Wheeler	✓	65	2016	●			C
Burke W. Whitman	✓	69	2019	●		●

“CH”     Chairman of the Board
“C”     Committee Chair

Executive Officers
The following is a brief summary of the background of each of our executive officers, except for Mr. Campbell whose background may be found above under “Our Board of Directors”:
Simon Harford, 65, joined Amicus in August 2023 and currently serves as Chief Financial Officer. He brings extensive finance experience in the pharmaceutical and healthcare industry both in the U.S. and internationally. Prior to joining Amicus, Mr. Harford served as Chief Financial Officer of Boston-based biotech Albireo Pharma Inc., a rare pediatric liver disease company, from October 2018 until its sale to Ipsen S.A. in March 2023. Previously he was Chief Financial Officer at PAREXEL International Corporation, a leading global clinical research organization, where he led the financial aspects of the transition from a public to private-equity owned company. Mr. Harford has spent most of his career in the pharmaceutical industry including eight years at GlaxoSmithKline plc based at their headquarters in London culminating in his role as SVP Finance, Global Pharmaceuticals with responsibility for the finance function of the global pharmaceutical business. Earlier in his career, he spent 20 years at Eli Lilly and Company in numerous senior leadership roles in the U.S. and Europe including Head of Investor Relations, European CFO and Corporate Controller. Mr. Harford has an MBA from the University of Virginia’s Darden School of Business.
Ellen S. Rosenberg, 63, has served as our Chief Legal Officer and Corporate Secretary since December 2018 and our General Counsel and Corporate Secretary since February 2016. Prior to joining Amicus, she served as a Senior Vice President of Shire Pharmaceuticals. Prior to Shire, Ms. Rosenberg was Associate General Counsel for the Metabolic Endocrinology division at EMD Serono Inc., the U.S. affiliate of Merck KGaA. Ms. Rosenberg brings extensive and broad ranging legal experience in the biopharmaceutical and medical device industry including mergers and acquisitions, licensing, corporate governance, product launches, risk management, litigation, investigations, intellectual property, and compliance matters. Ms. Rosenberg also has significant experience building and developing legal teams and the in-house legal function. Ms. Rosenberg received a B.A. from the University of Connecticut and a J.D. from the University of Pennsylvania Carey Law School.
David M. Clark, 51, has served as our Chief People Officer since October 2018. Mr. Clark was previously Vice President of Global Human Resources (HR) at Alibaba Group, headquartered in Hangzhou, China, from September 2016 to August 2018. Prior to that, Mr. Clark spent eight years at American Express, where he was Senior Vice President of Human Resources and Chief Learning Officer. While there, Mr. Clark was a senior HR Business Partner and led the transformation of learning, leadership development and performance management. Previously, Mr. Clark was a Commissioned Officer on the White House senior staff. As Deputy Assistant to the President of the United States, he led the recruitment and development of the 4,000 most senior leaders in the U.S. government. Mr. Clark received a B.S. in political science from Indiana State University. He is an Eagle Scout and served on the National Executive Board of the Boy Scouts of America. Mr. Clark is also a Chairman-Emeritus of the Board of the Make-A-Wish Foundation of America.
Jeffrey P. Castelli, Ph.D., 54, has served as Chief Development Officer since May 2020. Previously he served as the Company’s Chief Portfolio Officer and Head of Gene Therapy and has been employed with Amicus since July 2005. Dr. Castelli has over 20 years of experience in the Biotech and Orphan Drug industry, focused on rare disease research and development of medicines from discovery through market authorization. In his current capacity, he provides strategic leadership across all R&D activities, including direct oversight of Regulatory, Science, Clinical Research, Clinical Operations, and Medical Affairs. While at Amicus, he has had responsibility for a number of different functions including program management, portfolio planning and the gene therapy business. Dr. Castelli previously served as a healthcare strategy consultant at Health Advances LLC and worked in business development at Neose Pharmaceuticals Inc. He received a B.S. from West Chester University and a Ph.D. from the University of Pennsylvania and is an author on numerous publications and patents in the field of rare disease drug development.

Code of Conduct
Our Code of Conduct applies to all of our employees, including our principal executive officer, principal financial, and principal accounting officer, and our non-employee directors. The text of the Code of Conduct is posted on our web site at www.amicusrx.com and will be made available to stockholders without charge, upon request, in writing to The Office of the Corporate Secretary, c/o Amicus Therapeutics, Inc. at 47 Hulfish Street, Princeton, New Jersey 08542. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Conduct that apply to our directors, principal executive and financial and accounting officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless web site posting of such amendments or waivers is then permitted by the rules of Nasdaq.
Audit and Compliance Committee.
Our Board has an Audit and Compliance Committee and the current members are Messrs. Kelly, Sblendorio, Wheeler and Whitman. Mr. Sblendorio is the Chair of the Audit and Compliance Committee.
Our Board has determined that Mr. Sblendorio is a financial expert within the meaning of Item 407(d)(5) of Regulation S-K and has “accounting or related financial management expertise” within the meaning of the rules and regulations of Nasdaq. Our Audit and Compliance Committee was established in accordance with Section 3(a)(58) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Audit and Compliance Committee assists our Board in its oversight of the integrity of our financial statements, our independent registered public accounting firm’s qualifications, independence and the performance of our independent registered public accounting firm and our compliance program.
Nasdaq rules require that all members of the Audit and Compliance Committee be independent directors, as defined by the rules of Nasdaq and the SEC. Our Board has determined that all the members of the Audit and Compliance Committee satisfy the independence requirements for service on the Audit and Compliance Committee.
A copy of the Audit and Compliance Committee written charter is publicly available on our web site at www.amicusrx.com.

Item 11.    EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis (CD&A)
On December 19, 2025, we entered into a merger agreement with BioMarin Pharmaceutical Inc. (“BioMarin”), upon the consummation of which BioMarin will acquire the Company (this acquisition is referred to below as the “Transaction”). Below we describe the compensation actions that the Compensation and Leadership Development Committee took with respect to our named executive officers in 2025, the bulk of which occurred prior to our entry into the merger agreement. In addition, we discuss certain updates that were subsequently made in 2025 with respect to the compensation of our named executive officers in connection with the contemplated Transaction. More information on the impact of the contemplated Transaction upon the compensation of our named executive officers can be found in the Company's definitive merger proxy statement, filed with the SEC on February 2, 2026 (the "Merger Proxy Statement").
Note that the information contained in this Form 10-K may differ from the information presented in past filings or the Merger Proxy Statement due to differences in disclosure requirements, facts or assumptions herein and therein, respectively.

Executive Compensation
We describe our executive compensation program below and provide an analysis of the compensation paid and earned in 2025 by our “named executive officers” – our Chief Executive Officer, Chief Financial Officer, and our three other most highly compensated executive officers. For 2025, our named executive officers are:
●President and Chief Executive Officer, Bradley L. Campbell;
●Chief Financial Officer, Simon Harford;
●Chief Legal Officer and Corporate Secretary, Ellen S. Rosenberg;
●Chief People Officer, David M. Clark; and
●Chief Development Officer, Jeffrey P. Castelli, Ph.D.
“Say on Pay” Consideration
At our 2025 annual meeting of stockholders, approximately 97% of the shares voted at the meeting approved, on an advisory basis, the compensation of the named executive officers. Considering stockholders’ strong support of our most recent say-on-pay proposal, the Compensation and Leadership Development Committee did not undertake fundamental changes to our executive compensation programs following the 2025 annual meeting of stockholders. Nonetheless, we continued to solicit the input of our stockholders and in 2025 our investor relations team proactively engaged with major stockholders, representing approximately 60% of shares outstanding, on the Company’s pay practices. As evidenced by the voting detailed above, the vast majority of the shares voted to approve the ‘say on pay’ advisory proposal and the Compensation and Leadership Development Committee continues to focus on pay practices that align compensation with performance. The Compensation and Leadership Development Committee monitors and considers the results of the annual advisory “say on pay” proposal and feedback received from stockholders. In light of the impending Transaction and the likelihood that we will not hold an Annual Meeting of Stockholders for 2026, we do not expect to conduct an annual advisory say on pay vote in 2026.
Objectives and Philosophy of Executive Compensation
The Compensation and Leadership Development Committee, in consultation with the Board, is responsible for establishing, implementing, and overseeing our overall compensation strategy and policies, including our executive compensation program, in a manner that supports our business objectives. The Compensation and Leadership Development Committee evaluates our compensation program, taking into consideration best practices and emerging trends, stockholder input as well as data and feedback provided by our independent executive compensation consultant, Pay Governance.
We are a leading, global biotechnology company with a clear and compelling mission to develop and deliver transformative medicines for people living with rare diseases. We operate in an extremely competitive, rapidly changing and heavily regulated industry, and the long-term success of our business requires a high degree of innovation and adaptability. We believe that the skill, talent, and dedication of our executive officers are critical factors affecting our long-term success, especially at this critical time in our history as we execute our business strategy. Therefore, our compensation program for our executive officers, including our named executive officers, is designed to attract, retain, and motivate the best possible executive talent. Utilizing a pay-for-performance compensation philosophy, we have designed a program that provides the ability to differentiate the total compensation mix of our named executive officers based on their demonstrated performance and their potential to contribute to our long-term success.
Our compensation philosophy is to:
●provide our executives a competitive total compensation opportunity relative to the organizations with which we compete for executive talent;
●attract and retain individuals of superior ability and managerial talent who can successfully perform and succeed in our environment;
●increase the incentive to achieve key strategic and financial performance measures by linking compensation opportunities and actual compensation earned through our pay for performance compensation program to the achievement of corporate goals; and
●deliver pay in a cost-efficient manner that aligns employees’ compensation with stockholders’ long-term interests.
Our compensation program is designed to reward the accomplishment of our corporate goals in a manner consistent with the Company’s values, which stresses not only results but also how those results are attained. To meet the objectives of our compensation philosophy, we maintain a robust goal setting and performance management program.
When designing the annual cash incentive bonus program for 2025, the Compensation and Leadership Development Committee continued to believe that the corporate multiplier should be a significant factor in determining bonus payouts because it closely aligns our named executive officers’ compensation with the interests of our stockholders. The Compensation and Leadership Development Committee also continued to believe that including the individual multiplier for named executive officers, other than the Chief Executive Officer, as a component of such named executive officers’ bonus payouts, was important to incentivize our officers as we expand as a global commercial biotechnology company.
Individual goals for the named executive officers were approved by Mr. Campbell at the beginning of 2025 and were specific to such executive officer’s area of expertise and supported our corporate goals for the year. For 2025, annual cash incentive bonuses for our named executive officers, other than Mr. Campbell, were determined by the combination of both the corporate multiplier and an individual multiplier. For Messrs. Clark, Castelli and Harford, and Ms. Rosenberg, the attainment of individual goals was assessed within a range of 0 to 133% multiplier for each individual; this individual multiplier, along with the final corporate multiplier of 140%, was applied to the target bonus to determine final annual incentive bonus payouts.
Due to the Chief Executive Officer’s influence on the overall performance of Amicus, the Compensation and Leadership Development Committee believes it is appropriate and in the best interests of our stockholders to base the Chief Executive Officer’s cash bonus on the Board’s determination, with the Compensation and Leadership Development Committee’s recommendation, of the achievement of corporate objectives without regard to an individual multiplier. Accordingly, the attainment of Mr. Campbell’s annual incentive bonus payout was determined entirely based on the multiplication of the final corporate multiplier of 140% by his target bonus.
Risk Analysis of Compensation Policies and Practices
The Compensation and Leadership Development Committee is aware that compensation arrangements, if not properly designed, could encourage inappropriate or excessive risk taking. We believe that our overall compensation program encourages our named executive officers and other employees to focus on both short-term and long-term objectives and does not encourage excessive risk taking. Our stock options vest over multiple years and their value is not directly linked to the achievement of short term defined metrics. To enhance this posture, the Committee made the decision, starting in 2017, to award performance based restricted stock unit grants in addition to stock options and restricted stock units. In addition, cash incentive bonuses tied to the achievement of Company and individual goals have historically made up a small percentage of our executive officers’ total compensation package. The Nominating and Corporate Governance Committee implemented stock ownership guidelines, which ensure significant amounts of actual share ownership over time for our executive officers, mitigate excessive risk taking and foster an ownership mentality among our senior leaders. Further, we currently operate as a single business unit and therefore are not exposed to the risks that may be associated with operating through several segments, such as one business unit being significantly more profitable than another or having a compensation structure that is significantly different than that of other units.
Compensation Program Elements and Pay Level Determination
Each year, the Compensation and Leadership Development Committee reviews and determines base salaries, annual cash incentives and long-term incentive awards for all executive officers (with the Board approving the Chief Executive Officer’s compensation, after reviewing the Compensation and Leadership Development Committee’s recommendation).
In setting our executive compensation programs, the Compensation and Leadership Development Committee reviews market data at the 25th, 50th, and 75th percentiles and generally targets aggregate total direct compensation for the named executive officers as a group to approximately the 50th percentile of our peer group (as discussed below). Actual compensation levels for each named executive officer depend on factors such as individual performance, Company performance, skills/capabilities, overall impact/contribution, experience in position, criticality of position and internal equity. For 2025, the base salaries, annual cash incentives and long-term incentive awards determination for all named executive officers, excluding our Chief Executive Officer, were approved by our Compensation and Leadership Development Committee, which is comprised solely of independent directors. For the Chief Executive Officer, the base salary, annual cash incentives and long-term incentive awards were recommended by the Compensation and Leadership Development Committee to the Board following a review of peer group data; the Board then reviewed and approved the final compensation. The Compensation and Leadership Development Committee considered all the information presented (including external competitiveness, the individual’s performance, Company performance and internal equity) and applied its collective knowledge and discretion to determine the compensation for each named executive officer.
As part of the compensation determination process, the Chief Executive Officer presents to the Compensation and Leadership Development Committee an individual assessment of each named executive officer’s performance, excluding the Chief Executive Officer’s own performance, over the prior year, as well as the recommended compensation action for each such named executive officer. Based on corporate and individual performance, the Chief Executive Officer makes a compensation recommendation for each such named executive officer which includes actions on base salary, bonus (based on corporate and individual multipliers), and long-term incentive grant target value. Individual goals are designed to support the achievement of the yearly corporate goals. The Chief Executive Officer’s recommendations may also take into account input from the executive’s peers and direct reports, as appropriate. The recommendations of the Chief Executive Officer are afforded significant weight by the Compensation and Leadership Development Committee because of his familiarity with the day-to-day performance of his direct reports. However, the final determination of each executive officer’s pay, other than that of the Chief Executive Officer, is made by the Compensation and Leadership Development Committee.
In 2025, the Chief Executive Officer’s performance was assessed by all independent directors under the leadership of our Chairman. The Compensation and Leadership Development Committee bases its recommendation to the Board for the Chief Executive Officer’s compensation upon this assessment, and the final determination of the Chief Executive Officer’s Compensation is made by the Board.
Long-term incentive grants are based on an executive’s level within the organization, competitive data for our peer group, and in the case of our named executive officers, several other factors which are more fully described below under “Long-Term Incentive Programs”. Long-term incentive grants are designed to motivate and retain the executive team to best achieve the Company’s goals and implement our business strategy, thereby increasing stockholder value.
Role of Independent Compensation Consultant
The Compensation and Leadership Development Committee has engaged Pay Governance to assist the Compensation and Leadership Development Committee by providing ongoing executive compensation consulting. The Compensation and Leadership Development Committee has reviewed the independence of Pay Governance; because of the policies and procedures that Pay Governance and the Compensation and Leadership Development Committee have in place, the Compensation and Leadership Development Committee is confident that the advice it receives from executive compensation consultants at Pay

Governance is objective and not influenced by Pay Governance’s or its affiliates’ relationships with the Company or its officers and has concluded that Pay Governance’s work does not raise any conflict of interest.
Peer Group
The Compensation and Leadership Development Committee, with the advice and analysis of its independent executive compensation consultant Pay Governance, established the peer group set forth below as a reference point for assessing named executive officer target compensation against market competitive data and relevant survey data as applicable. The Compensation and Leadership Development Committee, upon advice from Pay Governance, selected the companies that comprise our peer group through a robust screening process that considered publicly traded U.S. biopharmaceutical companies that were similar to Amicus in size, market capitalization and business operating model, and operate in geographic locations that generally have similar pay levels. Four companies, Blueprint Medicines Corporation (“Blueprint”), Exelixis Inc. (“Exelixis”), Insmed Incorporated (“Insmed”) and Ironwood Pharmaceuticals, Inc. (“Ironwood”), were removed from the peer group used in 2024. Blueprint was removed due to its acquisition by Sanofi, which closed in July 2025, Exelixis was removed due to its size no longer being appropriate for inclusion, Insmed was removed due to its larger market cap size, and Ironwood was removed due to its lower market cap. For 2025, the Compensation and Leadership Development Committee replaced these companies with BioCryst Pharmaceuticals, Inc., Kiniksa Pharmaceuticals International, plc, MannKind Corporation, and Supernus Pharmaceuticals, Inc. upon the recommendation of Pay Governance due to their similarity to Amicus based on the criteria set forth above. The Compensation and Leadership Development Committee generally reviews the peer group annually to ensure that it continues to reflect publicly traded companies of similar size and business model.

Acadia Pharmaceuticals Inc.	Agios Pharmaceuticals, Inc.	Alkermes plc
Apellis Pharmaceuticals, Inc.	Axsome Therapeutics, Inc.	BioCryst Pharmaceuticals, Inc.
Catalyst Pharmaceuticals, Inc.	Kiniksa Pharmaceuticals International, plc	Halozyme Therapeutics, Inc.
Harmony Biosciences Holdings, Inc.	MannKind Corporation	Ionis Pharmaceuticals, Inc.
Supernus Pharmaceuticals, Inc.	Mirum Pharmaceuticals, Inc.	PTC Therapeutics, Inc.
Travere Therapeutics, Inc.	Ultragenyx Pharmaceuticals Inc.

Elements of Compensation
Our executive compensation consists primarily of base salary, annual cash incentive plan, and long-term incentive program, each of which plays an important role in our pay for performance philosophy and in achieving our compensation program objectives. For each element of compensation, we target an overall executive compensation program that is competitive with market data.
Base Salaries
Base salaries are paid to our named executive officers to provide a level of compensation that is both competitive with the external market and is commensurate with each named executive officer’s scope of responsibilities, past performance, experience, and skills. The base salary in effect at the end of the year for each of our named executive officers was as follows:

Name and Principal Position	Base Salary at December 31,		Base Salary Change
	2025	2024
Bradley L. Campbell	$825,000	$770,000	7%
President and Chief Executive Officer
Simon Harford	$525,300	$515,000	2%
Chief Financial Officer
Ellen S. Rosenberg	$535,600	$515,000	4%
Chief Legal Officer and Corporate Secretary
David M. Clark	$497,948	$483,445	3%
Chief People Officer
Jeffrey P. Castelli	$512,595	$492,880	4%
Chief Development Officer
The base salary increase for Mr. Campbell represents a planned multiyear ramp-up from his initial CEO salary to achieve a base that is closer to market and the base salary increases for each of our other named executive officers set forth above reflect merit increases for 2025.
Annual Cash Incentive Plan
We maintain an annual cash incentive program to motivate and reward the attainment of annual strategic, operational, financial, and individual goals. For all program participants, annual target cash incentive opportunities are expressed as a percentage of base salary, which we believe is consistent with market practice. The target bonus percentages of base salary were generally determined by level in the organization in accordance with market-based considerations and contractual entitlements.
The target bonus percentages for 2025 were as follows:

Position	2025 Target Bonus % of Base Salary
Chief Executive Officer	75%
Other Named Executive Officers	45%

For 2025, bonuses awarded under the plan to our named executive officers, other than Mr. Campbell, were determined based on both the corporate multiplier and an individual multiplier. The corporate multiplier ranges from 50% to 160%, with the Compensation and Leadership Development Committee having final discretion to adjust the upper or lower limits as appropriate. For bonuses related to 2025 performance, the corporate multiplier was determined to be 140% for the reasons described below.
In order to determine bonus calculations under the plan, the target bonus for each eligible named executive officer, other than Mr. Campbell, was determined by first multiplying the officer’s target bonus percentage of base salary by 140% (the corporate multiplier) and then multiplying such result by his or her individual multiplier. Mr. Campbell’s bonus under the plan was determined solely by multiplying the 140% corporate multiplier by his target bonus percentage of 75% of base salary, which resulted in a 2025 bonus of approximately 105% of Mr. Campbell’s base salary. The table below titled “Calculation of Annual Cash Incentive Bonuses” further demonstrates the calculation of the 2025 annual bonuses paid to our named executive officers.
The Corporate Multiplier
On an annual basis, the Board works with management to set Company goals and objectives that are challenging and reflect an ambitious timetable for the execution of the Company’s strategies commensurate with our short and long-term business plan. The Company’s internal goals and objectives reflect complex assumptions based on internal analyses and projections and are intended to encourage the Company to pursue its business plan in an expedited manner. Once the Company’s goals and objectives are proposed, they are reviewed by the Compensation and Leadership Development Committee and then recommended for approval by the full Board. The Compensation and Leadership Development Committee periodically reviews the Company’s goals and, from time to time, may choose to recommend revisions to the Board.
The goals and objectives are set at the beginning of each year and the Compensation and Leadership Development Committee believes that their full attainment will be appropriately challenging due in part to internal and external factors. However, while total achievement of all goals and objectives may not be expected, the Compensation and Leadership Development Committee holds management accountable to significantly advance the Company’s business objectives throughout the year.
The Compensation and Leadership Development Committee reviews corporate performance against each of the pre-established targets and weighting to determine the extent to which such goals were attained. These objectives were established at the beginning of 2025 and were reflective of the corporate strategy at that time:
•Galafold®: Advance global commercialization of Galafold® with extraordinary patient focus and highest business integrity

•Pombiliti® + Opfolda®: Advance global commercialization of Pombiliti® + Opfolda® with extraordinary patient focus and highest business integrity

•Portfolio & Business Development: Advance product portfolio through label expansion, program expansion and manufacturing improvements; in-license/acquire new assets prioritizing late-clinical/commercial products

•Financial: Manage to Board-approved financial plan, growing non-GAAP profitability and obtaining positive unlevered free cash flow

•People and Culture: Advance the organization and patient-dedicated culture

In reaching its determination on the corporate multiplier for 2025 (which determination was made following the signing of the Merger Agreement), the Compensation and Leadership Development Committee considered the Company’s demonstrated achievement of the majority of these pre-established objectives, as well as the exceptional opportunity the Transaction provided to create compelling, premium value for shareholders while accelerating and expanding access to the Company’s products to patients in new markets across the world. The Compensation and Leadership Development Committee concluded that the Company had demonstrated high quality execution across the business and created meaningful value for all of its stakeholders. As such, the Compensation and Leadership Development Committee conducted a holistic review of these achievements and recommended a 140% corporate multiplier for 2025, which was approved by the Board.
The Individual Multiplier
Design
While we believe that the corporate multiplier should remain a significant factor in the bonus calculation, the Compensation and Leadership Development Committee also believes it is important to recognize and separately incentivize the individual performance of our named executive officers (excluding the role of the Chief Executive Officer) as a fully integrated pharmaceutical company. We therefore determined that the individual multiplier for Messrs. Clark, Castelli, and Harford and

Ms. Rosenberg, would range from 0-133% based on performance as described below. As noted above, the Compensation and Leadership Development Committee continues to believe that the bonus for the Chief Executive Officer should be determined solely by reference to the corporate multiplier. However, the Compensation and Leadership Development Committee periodically reviews and discusses its evaluation of the Chief Executive Officer’s performance and accomplishments in executive session, without the presence of the Chief Executive Officer, as part of its year-end executive officer review process.
The individual multiplier for each executive is determined after considering several factors, including achievement of individual objectives, departmental or organizational performance and other significant accomplishments. Individual objectives are necessarily tied to the particular area of expertise of the executive and are designed to support the Company’s achievement of its corporate goals. Individual goals are evaluated based on leadership and performance on specific functional goals that are tied to the corporate goals.
These objectives are set with the belief that full achievement will be difficult and challenging, but attainable, so long as the officer is fully committed to the accomplishment of such objectives through significant effort and dedication to the Company’s strategies and an ability to quickly adapt to a constantly evolving business environment.
Individual performance objectives of our named executive officers, other than the Chief Executive Officer, are determined by the Chief Executive Officer, to whom each named executive officer reports. During the annual review process, the Company’s Chief Executive Officer discusses with the Compensation and Leadership Development Committee his overall evaluation for each such executive, which includes the factors noted above. While the Compensation and Leadership Development Committee relies in part on the Chief Executive Officer’s evaluation of the other named executive officers, it also considers the degree of difficulty in attaining the Company’s goals and such executive’s accomplishments. In considering the degree of difficulty, the Compensation and Leadership Development Committee considers factors such as the influence of external events, including unanticipated clinical events and regulatory timelines, and the effort expended by executives. Upon the completion of such process, the Compensation and Leadership Development Committee determines the individual multiplier for each named executive officer, other than the Chief Executive Officer, based on the Compensation and Leadership Development Committee’s determination of such officer’s satisfaction of the applicable goals.
2025 Determinations
The Compensation and Leadership Committee believes that because of the Chief Executive Officer’s influence on the overall performance of Amicus, it is appropriate and in the best interests of our stockholders to base the Chief Executive Officer’s cash bonus solely on the achievement of the corporate objectives, without regard to an individual multiplier. For 2025, the Company’s corporate multiplier was determined to be 140%. In determining the individual multiplier for our named executive officers (excluding the Chief Executive Officer), the Compensation and Leadership Development Committee reviews the Chief Executive Officer’s recommendation as to each such executive officer’s individual and departmental performance throughout the year and how those performances supported the Company’s achievement of its corporate goals. The specific individual factors that the Compensation and Leadership Development Committee noted in determining each such named executive officer’s individual multiplier were as follows:
Simon Harford, Chief Financial Officer (120% Individual Multiplier)
●Achieved positive GAAP net income in the second half of 2025;
●Achieved positive net cash from operating activities in financial year 2025; and
●Managed budget and forecasting investment resource allocation to support revenue growth.
Ellen S. Rosenberg, Chief Legal Officer, and Corporate Secretary (120% Individual Multiplier)
●Led negotiations and completion of Dimerix License Agreement and BioMarin Merger Agreement;
●Led the Company’s global intellectual property litigation and settlement strategies;

●Advised the Board of Directors and led the Board evaluation process; and
●Maintained SEC compliance in all of our activities.
David M. Clark, Chief People Officer (120% Individual Multiplier)
●Led the Human Resources strategies for the BioMarin Merger Agreement and interim operating covenants;
●Led the Company’s people and culture corporate goal achievement and searches for new members of the Company’s executive team;
●Led the information technology efforts to continue improving the Company’s cybersecurity, resulting in improved internal controls and NIST scores; and
●Successfully onboarded the Company's first Chief Corporate Affairs and Communications officer and built out the Company's communications and government and public affairs strategy.
Jeffrey P. Castelli, Chief Development Officer (125% Individual Multiplier)
●Led the R&D and Medical functions that achieved a number of key milestones including Galafold® and Pombiliti®+Opfolda® geographic expansion, label expansion, evidence generation and data dissemination;
●Contributed significantly to business development diligence resulting in acquisition of commercial rights to DMX-200 for FSGS in the United States; and
●Contributed significantly to successful Galafold® Hatch-Waxman litigation as inventor, witness and company representative.
Calculation of Annual Cash Incentive Bonuses
The calculation of the named executive officers’ individual cash incentive payments for service in 2025 is summarized in the table below.

Name and Principal Position	Corporate Multiplier (%)	Individual Multiplier (%)	Target Bonus (%)	Base Salary ($)	Payout ($)
Bradley L. Campbell	140	N/A	75	825,000	866,250
President and Chief Executive Officer
Simon Harford	140	120	45	525,300	397,127
Chief Financial Officer
Ellen S. Rosenberg	140	120	45	535,600	404,914
Chief Legal Officer and Corporate Secretary
David M. Clark	140	120	45	497,948	376,449
Chief People Officer
Jeffrey P. Castelli	140	125	45	512,595	403,669
Chief Development Officer

See "280G" Mitigation Actions" below for a description of when the 2025 cash incentives were paid to the named executive officers, and the terms of the clawback agreements they entered into with the Company in connection with the receipt of these payments.

Long-Term Incentive Programs
We believe that long-term performance will be achieved through an ownership culture that rewards our named executive officers for maximizing stockholder value over time and that aligns the interests of our employees and management with those of stockholders. Our Amended and Restated 2007 Equity Incentive Plan, or the 2007 Plan, authorizes us to grant stock options, restricted stock, RSUs, PRSUs and other equity-based awards. . All of the equity grants that we made to our named executive officers in 2025 were granted under the 2007 Plan. At our 2025 Annual Meeting of Stockholders, our stockholders approved the Amicus Therapeutics. Inc. 2025 Equity Incentive Plan, or the 2025 Plan, to enable us to continue granting equity awards to our employees and other service providers. The 2025 Plan is an omnibus equity plan that allows for the grant of stock options, stock appreciation rights, restricted stock, RSUs (including PRSUs),stock grants, other stock-based awards and performance awards.
We continued our strategy for equity compensation in 2025 using a mix of non-qualified stock options, time based RSUs, and PRSUs for annual awards to our named executive officers. We utilize a value-based approach to allocate equity, with one third of the value assigned to each such type of equity vehicle in grants to each named executive officer. Our annual non-qualified stock option awards vest over a four-year period with 25% vesting one year after the vesting commencement date and the remainder vesting ratably each month thereafter over a three-year period, subject generally to continued service with the Company. The non-qualified stock options expire ten years after the date of grant. RSU awards vest, subject generally to continued service with the Company, over a four-year period, with 25% vesting each year upon the anniversary of the date of grant. PRSU awards vest over a three-year performance period and may be earned based on the attainment of the applicable goals at the end of such period, subject generally to continued service with the Company through the end of such period.
We use a mix of stock options, RSUs, and PRSUs as long-term incentive vehicles because we believe that:
●Stock options, RSUs and PRSUs, along with their vesting periods, provide a balanced mix to attract, motivate and retain executives;
●Stock options are inherently performance based. Because all of the value received by the recipient of a stock option is based on the growth of the stock price, stock options enhance the executives’ incentive to increase our stock price and maximize stockholder value;
●RSUs help enhance executive stock ownership while helping to retain executives. Final value depends on the stock price upon vesting;
●PRSUs align executives with the goals of the Company and its stockholders, while still assisting in the retention of our executives. Final value depends on company performance and the stock price upon vesting;
●Stock options, RSUs and PRSUs help to provide a balance to the overall executive compensation program as base salary and our annual performance bonus program focus on short-term compensation, while long-term incentives reward executives for increases in stockholder value over the longer term.
Stock Options, Restricted Stock Unit Awards, Performance Restricted Stock Unit Awards
The Compensation and Leadership Development Committee believes that granting annual equity awards provides management with a strong link to long-term corporate performance and the creation of stockholder value, as well as providing continued retention via long-term vesting. In 2025, the Compensation and Leadership Development Committee continued the approach of having such annual equity grants consist of stock options, RSUs and PRSUs (“LTI grants”).
The Compensation and Leadership Development Committee determines a dollar value for LTI grants to our named executive officers in its discretion, taking into account a number of factors which include the current price of our Common Stock, peer group executive compensation data provided by Pay Governance, each individual’s role and performance and recent Company developments. Specifically, the Compensation and Leadership Development Committee considered the following in determining the sizing of these equity grants for the Chief Executive Officer, and along with the Chief Executive Officer for the other executive officers: (i) relative contribution toward achievement of prior year corporate objectives, (ii) breadth of internal and external responsibilities, (iii) management responsibilities including managing direct reports, (iv) external benchmarking, and (v) tenure with Amicus. The specific individual factors that the Compensation and Leadership Development Committee relied on for granting each award are substantially similar to those factors that contributed to a determination of the individual multiplier for each named executive officer discussed above under “2025 Determinations.”
As described in the section entitled "Timing of Equity Awards" below, the Compensation and Leadership Development Committee approved a dollar value for LTI grants for the named executive officers shortly before the annual grant date of January 3, 2025. The approved amounts were:

Name and Principal Position	Approved Dollar Value ($)
Bradley L. Campbell President and Chief Executive Officer	$7,700,000
Simon Harford Chief Financial Officer	2,400,000
Ellen S. Rosenberg Chief Legal Officer and Corporate Secretary	3,250,000
David M. Clark Chief People Officer	2,000,000
Jeffrey P. Castelli Chief Development Officer	2,400,000

One third of the approved dollar value was then divided by the closing price of our stock on the established valuation date (December 27, 2024) to determine the number of RSUs granted; one third was divided by the closing price of our stock on the valuation date to determine the number of PRSUs granted (assuming target performance); and one third was divided by the Black-Scholes value of our stock on the valuation date to determine the number of stock options granted. The grant date fair values of the LTI grants are set forth below and reflected in the Summary Compensation Table and Grants of Plan Based Awards table. The grant date fair value for the PRSUs differs from the approved dollar value due to stock price fluctuations between the date upon which the number of shares underlying the PRSUs was set and the formal grant date of the PRSUs (June 3, 2025), which is when the PRSU goals were formally approved by the Compensation and Leadership Development Committee.

Name and Principal Position	Stock Options ($)	Restricted Stock Units ($)	Performance Restricted Stock Units ($)	Total ($)
Bradley L. Campbell	2,511,856	2,508,028	1,867,028	6,886,912
President and Chief Executive Officer
Simon Harford	782,917	781,717	581,926	2,146,560
Chief Financial Officer
Ellen S. Rosenberg	1,060,200	1,058,578	788,026	2,906,804
Chief Legal Officer and Corporate Secretary
David M. Clark	652,427	651,435	484,943	1,788,805
Chief People Officer
Jeffrey P. Castelli	782,917	781,717	581,926	2,146,560
Chief Development Officer

All of the stock option and RSU awards are subject to four-year ordinary course vesting schedules, while our PRSUs may be earned over a three-year performance period at 0% to 200% of target, based on the achievement of certain performance goals and subject generally to continued employment through the end of the performance period. At the time goals were established, the Compensation and Leadership Development Committee believed that these goals were difficult and challenging to attain and appropriately aligned incentives with performance. The performance goals for the PRSUs were weighted as follows:

2025 PRSU Performance Metrics and Weightings
TSR Goal (%)	Portfolio Goal (%)	Revenue Goal (%)
50	25	25
The total stockholder return (“TSR”) goal compares the TSR of the Company’s common stock relative to the TSR of the Nasdaq Biotechnology Index (“NBI”) over the three-year performance period. Achievement of the 2025 PRSU TSR goal will be determined in accordance with the following schedule, with straight line interpolation applied for performance falling between such levels, provided that the payout is capped at 100% if the Company’s TSR is a negative number:

Performance Level	Three-Year TSR Ranking vs. NBI	Percentage of Granted TSR Shares to Vest
Maximum	90th Percentile or higher	200%
Above Target	75th Percentile	150%
Target	50th Percentile	100%
Threshold	30th Percentile	50%
Below Threshold	Below 30th Percentile	0%
For confidential reasons, the Company does not generally disclose the specific revenue and portfolio performance goals associated with its PRSU grants until the end of the performance measurement period and level of achievement has been determined by the Compensation and Leadership Development Committee and approved by the Board.
Transaction Related Treatment
Treatment of Outstanding Stock Option Awards
All outstanding options (whether vested or unvested) will be cashed out upon the Transaction, provided that the strike price of the applicable option is lower than the per share transaction price. The cash payment for outstanding options will be calculated by deducting the strike price from the per share transaction price, multiplied by the number of options. Any options with strike prices equal to or above the per share transaction price will be cancelled for no value.

Treatment of Outstanding RSU Awards
Pursuant to the terms of the RSU award agreements, unvested RSUs will automatically vest upon the Transaction. See "280G Mitigation Actions" below for a description of the accelerated vesting treatment received by Messrs. Campbell and Harford for certain RSUs, and the terms of the clawback agreements they entered into with the Company in connection with the accelerated vesting treatment.

Treatment of Outstanding PRSU Awards
In 2023, 2024, and 2025 we granted PRSUs to our named executive officers which could be earned over a three-year performance period at 0% through 200% of target, based on the achievement of performance goals, and subject generally to continued employment through the end of the performance period. Historically, at the end of the performance period, the Compensation and Leadership Development Committee assessed the performance relative to each of the performance goals and determined whether and to what extent the applicable PRSUs are earned. Because the Merger Agreement provides for the cancellation and cash-out of all PRSU awards at closing, in late 2025 the performance goals for the outstanding 2023, 2024 and 2025 PRSU tranches were all evaluated based on accomplishments at the time of entry into the Merger Agreement and forecasted for the remainder of their respective measurement periods (with TSR attainment taking into account the price per share applicable to the Transaction). The Compensation and Leadership Development Committee recommended, and the Board subsequently agreed to, the following levels of achievement for each outstanding PRSU award (with payments to be made shortly following the closing of the Transaction):

Outstanding PRSU Award Performance (Relative to Target)
2023 (%)	2024 (%)	2025 (%)
109.3	101.2	123.9

The table below reflects the total number of PRSUs each named executive officer stands to receive from their respective 2023, 2024, and 2025 PRSU grants upon closing of the Transaction:

Name and Principal Position	2023 Target PRSUs	2023 Earned PRSUs	2024 Target PRSUs	2024 Earned PRSUs	2025 Target PRSUs	2025 Earned PRSUs
Bradley L. Campbell	169,635	185,411	153,810	155,656	266,528	330,228
President and Chief Executive Officer
Simon Harford (1)	—	—	57,392	58,081	83,073	102,927
Chief Financial Officer
Ellen S. Rosenberg	77,749	84,980	63,131	63,889	112,495	139,381
Chief Legal Officer and Corporate Secretary
David M. Clark	59,372	64,894	48,209	48,788	69,228	85,773
Chief People Officer
Jeffrey P. Castelli	70,681	77,254	57,392	58,081	83,073	102,927
Chief Development Officer

(1)Mr. Harford joined the Company in 2023 and thus did not receive a 2023 PRSU award.
280G Mitigation Actions
As described in the Merger Proxy Statement, the Company is permitted to implement certain strategies to mitigate excise taxes potentially resulting from the application of Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended ("the Code") to change in control-related compensation (which would encompass Transaction-related compensation). In general and pursuant to the applicable tax rules, employees who have received higher W2 compensation in the calendar years prior to a change in control can have lesser (or no) excise taxes applied to change in control-related compensation.
Accordingly, the Compensation and Leadership Development Committee approved the following actions in December 2025:
2025 Bonus Acceleration: Each of the named executive officers received their 2025 bonuses in the amounts shown under the heading “Calculation of Annual Cash Incentive Bonus” in December 2025.
Accelerated RSU Vesting: Messrs. Campbell and Harford received the accelerated vesting of 212,323 RSUs, scheduled to originally vest by their terms between January 2, 2026 and March 15, 2026, and 144,486 RSUs, scheduled to originally vest by their terms between January 2, 2026 and January 3, 2028, respectively.
It is important to note that named executive officers who received the acceleration of their 2025 bonus payment or RSU vesting entered into a clawback agreement with the Company (the “Transaction Clawback Agreements”). Per the terms of the Transaction Clawback Agreements, each executive agreed to repay the accelerated 2025 bonus and value of the RSUs accelerated on their behalf, as applicable, should such individual’s employment with the Company terminate prior to the earlier of the consummation of the Transaction and the date the bonus or RSUs would have been payable or have vested, respectively, on their original terms.
Transaction Bonus Program
As described in the Merger Proxy Statement, the Company is permitted, and the Compensation and Leadership Development Committee approved, the establishment of a transaction bonus program, not to exceed $2,000,000 in the aggregate (the “Transaction Bonus Program”). Pursuant to the terms of the Transaction Bonus Program, all employees, including our named executive officers, except for Bradley Campbell, are eligible to participate and all awards granted thereunder would vest and become payable as of the closing date of the Transaction. No awards under the Transaction Bonus Program have been allocated as of February 12, 2026.

Non-Qualified Deferred Compensation Plans
Amicus Therapeutics, Inc. Restricted Stock Unit Deferral Plan
The Company maintains the Amicus Therapeutics, Inc. Restricted Stock Unit Deferral Plan, as amended (the “Stock Deferral Plan”). The Stock Deferral Plan provides eligible non-employee directors and executives, including each of the named executive officers, with the voluntary opportunity to defer the receipt of RSUs otherwise payable to such eligible executives to a distribution date elected by the participant. After a deferral election is made, a participant’s account is credited with the deferred RSUs. All RSUs deferred under the Stock Deferral Plan are fully vested. The Company does not otherwise contribute to the Stock Deferral Plan and the amount a participant receives at the end of a deferral period is based solely on the value of the Company’s stock at the end of the deferral period. Generally, a participant may voluntarily elect to re-defer any previously deferred RSUs for an additional period of not less than five years if, as required under the Code, such an election is made at least 12 months before the year in which the RSUs would otherwise be delivered.
Not only does the Stock Deferral Plan allow our eligible participants, including all of the named executive officers, to defer the federal income taxes otherwise payable upon the delivery of RSUs, but the Compensation and Leadership Development Committee believes that with respect to non-employee directors and executives who avail themselves of the deferral features of the Stock Deferral Plan, such persons will necessarily hold Company stock for a longer period of time. Accordingly, any RSUs deferred under the Stock Deferral Plan will continue to align such portion of our non-employee directors and named executive officers’ compensation with the interests of our stockholders for a longer period of time than would be provided by typical vesting periods. Regardless of a participant’s election, any deferred RSUs will be distributed following the non-employee director or executive’s death, disability, or separation of service from the Company.
In connection with the Transaction, each then outstanding RSU held by our directors and named executive officers pursuant to our Stock Deferral Plan will be cancelled and converted into the right of the holder to receive a cash payment (without interest and less any applicable tax withholdings) equal to the product of (i) $14.50 per share, multiplied by (ii) the number of shares of our common stock subject to such RSU, with payment to be made at the time provided for under the terms of the Restricted Stock Unit Deferral Plan. More information on the treatment of such RSUs in connection with the Transaction can be found in the Merger Proxy Statement.
Amicus Therapeutics, Inc. Cash Deferral Plan
The Company maintains the Amicus Therapeutics, Inc. Cash Deferral Plan, as amended (the “Cash Deferral Plan”). The Cash Deferral Plan provides eligible executives, including each of the named executive officers and non-employee directors, with the voluntary opportunity to defer receipt of such participant’s base salary, bonus and/or director’s fees, as applicable. Any such deferrals are credited to a bookkeeping account maintained for the participant. The participant may make periodic hypothetical investments of the account and gains and losses on such hypothetical investments will be credited to the participant’s account. A participant is fully vested in all amounts, including earnings deferred under the Cash Deferral Plan. Distribution of the deferred amounts will generally be made on the distribution date elected by the participant. Generally, a participant may voluntarily elect to re-defer any previously deferred amount for an additional period of not less than five years if, as required under the Code, such an election is made at least 12 months before the year in which the amount would otherwise be delivered. Regardless of a participant’s election, any deferred amount will be distributed following a change in control of the

Company or upon the participant’s death, disability, or separation of service from the Company. The Company does not match any portion of participant deferrals in the Cash Deferral Plan.
All amounts deferred under the Cash Deferral Plan will continue for all purposes to be a part of the general funds of the Company and the amounts deferred by the participants, including all deemed gains and losses attributable thereto, will be subject to the claims of the general creditors of the Company in the event of the Company’s insolvency.
On July 29, 2025, the Board, upon the recommendation of the Compensation and Leadership Development Committee, elected to freeze the Cash Deferral Plan so that no new deferral elections could be made under the Cash Deferral Plan. However, any cash deferrals made pursuant to prior deferral elections remained outstanding.
Other Compensation
We maintain customary employee benefits that our named executive officers may participate in, including medical, dental, vision and life insurance coverage. All employees receive Company paid term life insurance equal to two times annual base salary, up to a maximum benefit of $1 million.
In addition, we provide a Company match for our 401(k) Plan, subject to federal guidelines and plan maximums. We match $1 for each $1 a participant, including each named executive officer, defers into the plan up to 5% of such participant’s salary and bonus paid during the year, subject to the IRS limit on eligible compensation. The match vests 100% on the participant’s one-year anniversary of employment at Amicus.
Furthermore, certain senior executives, including each named executive officer, are eligible to receive supplemental health benefits and financial consulting services. The value received from these benefits is calculated as imputed income and reflected in the “Summary Compensation Table” below.
Termination-Based Compensation
Upon termination of employment under certain circumstances, our named executive officers are entitled to receive varying types of compensation. Elements of this compensation may include payments based upon a number of months of base salary, bonus amounts, acceleration of vesting of equity, health care coverage and other similar benefits. We believe that our termination-based compensation and acceleration of vesting of equity arrangements are in line with severance packages offered to named executive officers of other similar companies based upon market information and are otherwise appropriate given the executive’s role and service to the Company. We also have granted severance and acceleration of vesting of equity benefits to our named executive officers under their employment agreements in the event of a change of control if the executive is terminated within a certain period of time following the change of control. We believe that change of control-related benefits are necessary in order for our named executive officers to direct their full attention to the successful consummation of a transaction without distraction. For more information on termination-based compensation see the section entitled “Severance Benefits and Change of Control Arrangements.”

Stock Ownership Guidelines
We maintain stock ownership and retention guidelines for our directors and named executive officers to ensure that each of them has a long-term equity stake in Amicus, in order to both closely align the interests of directors and officers to those of our stockholders and to further our commitment to corporate governance.
Under the stock ownership guidelines, revised in 2022, named executive officers and directors must maintain stock ownership at a value equal to a multiple of their annual retainer or base salary, as applicable, as follows:

Position	Stock Retention Amount
Chief Executive Officer	4 times executive’s base salary
Directors	3 times director’s annual retainer
Other Executive Officers	1 times executive’s base salary
Directors and executive officers have five years from the date they first became subject to the guidelines to attain the required stock ownership. Following the initial five year attainment period, stock ownership is recalculated every two years thereafter using the cash retainer or salary in effect at that time. Directors and executive officers then have those two additional years following each recalculation to acquire additional stock, as may be necessary, to satisfy the new stock ownership level and remain in compliance. Stock ownership that counts towards the requirement includes shares of Common Stock and any restricted stock units that were settled and deferred into the Stock Deferral Plan (as defined below). Stock options (vested or unvested), unvested restricted stock units and unearned performance awards are not included in determining compliance with these guidelines. All named executive officers and directors have met or are on track to meet the stock ownership guidelines within the requisite time period. The Compensation and Leadership Development Committee of the Board annually monitors compliance with this policy.
Prohibition on Hedging and Pledging
The Company considers it inappropriate for persons employed by or associated with the Company to engage in certain transactions related to the securities of the Company (“Subject Securities”) that could result in their interests no longer being aligned with the same interests and objectives as other stockholders of the Company. Therefore, as part of its anti-hedging and anti-pledging policy, the Company restricts these persons from hedging, engaging in short sales, transacting in publicly traded options, and pledging Subject Securities.
Certain hedging and monetization transactions involve the establishment of a short position in the Subject Securities and limit or eliminate a person’s ability to profit from an increase in the value of the Subject Securities. Accordingly, these transactions can cause a person’s interests to be misaligned with other stockholders of the Company. The Company therefore prohibits its directors, executive officers, and employees from engaging in any hedging and monetization transactions involving the Subject Securities. The Company’s directors and executive officers are also prohibited from engaging in short sales of Subject Securities (sales of securities that are not then owned).
Subject Securities held in a margin account or pledged as collateral for a loan may be sold without a person’s consent if he or she fails to meet a margin call or defaults on a loan, which may occur at a time when the covered person is aware of material nonpublic information or is otherwise not permitted to trade in Company securities. Therefore, our directors, executive officers and employees are prohibited from engaging in these activities.
Insider Trading Policy
We have adopted insider trading policies and procedures applicable to our employees, executive officers, directors and the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards applicable to us (the “Insider Trading Policy”).
Our Policy prohibits executive officers, directors, employees, agents and contractors (“Covered Persons”) of the Company from trading in the Company's securities while in possession of material non-public information. Our Policy restricts Covered Persons from trading in the Company's securities during certain periods and requires pre-clearance for their trades in the

Company's securities from the Company's legal department. Our Insider Trading Policy was filed as exhibit 19.1 on this Form 10-K.
Clawback Policy
We have also historically maintained a policy for recoupment (or “clawback”) of performance-based compensation in the event of a financial restatement. On November 2nd, 2023, effective as of October 2nd 2023, our Board adopted a new clawback policy (the “Clawback Policy”) that fully aligns to the Nasdaq listing standards adopted in accordance with Section 10D of the Exchange Act, which govern such policies. A copy of our Clawback Policy is publicly available as an exhibit to the Company’s most recently filed Form 10-K.
Our Clawback Policy covers current and former executive officers, including the principal accounting officer, and applies to any compensation granted, earned, or vested, based wholly or in part on the attainment of a financial reporting measure, including non-GAAP, stock price or total stockholder return metrics. In the event of a financial restatement, the policy dictates that the Company must recoup the incremental amount an executive officer erroneously received as a result of the misstated financials, regardless of whether or not executive misconduct was present. The look-back period for recoupment consists of the three completed fiscal years preceding the date upon which the restatement is deemed required under the rules. The Compensation and Leadership Development Committee has broad discretion in determining the means of recovery, provided such approach is permitted under the Nasdaq rules and done reasonably promptly.
Timing of Equity Awards
We generally grant equity awards to our employees in line with the following process. As part of the Company’s annual performance and compensation review process, at its regularly scheduled meeting in December, the Compensation and Leadership Development Committee approves preliminary target dollar values for grants of annual stock option, RSU and PRSU awards to our entire equity-eligible employee base, including our NEOs. At that same meeting, it sets a grant date for the annual awards (typically during the first week of January) and a valuation date (typically during the last week in December). Between the valuation date and the grant date, the Compensation and Leadership Development Committee approves final dollar values for each individual receiving a grant. In 2025, the annual grant date was January 3, 2025 and the number of shares subject to each approved option, RSU or PRSU award was determined by dividing the applicable dollar value by the closing price of our stock on the valuation date, December 27, 2024 (and for options, the Black-Scholes value on the same date). The goals underlying the 2025 PRSU awards were not determined until a later date, but the number of PRSUs granted to each eligible employee followed the process outlined above. Outside of the annual equity award cycle, we may grant awards to employees in connection with a new hire, a promotion, or for other reasons. These grants generally occur on the fifteenth day of the relevant month. In addition, in 2023, we adopted an employee stock purchase plan; however, we have not yet commenced any offering periods under the plan. The Compensation and Leadership Development Committee does not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on equity award grant dates.

We did not approve annual equity awards to our employees for 2026 in light of the Transaction but rather elected to provide cash awards instead, with the cash awards valued at 25% of the annual long-term incentive grant each employee was slated to receive in 2026. These cash awards in lieu of equity will be paid upon the closing of the Transaction, provided such applicable employee remains with the Company through the closing date.

COMPENSATION AND LEADERSHIP DEVELOPMENT COMMITTEE REPORT
The Compensation and Leadership Development Committee is comprised entirely of independent directors. The Compensation and Leadership Development Committee of our Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, with our management. Based on this review and discussion, the Compensation and Leadership Development Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.
Members of the Amicus Therapeutics, Inc.
Compensation and Leadership Development Committee:
Margaret G. McGlynn, Chair
Lynn D. Bleil
Eiry W. Roberts, M.D.
Glenn P. Sblendorio

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act that might incorporate this Form 10-K or future filings with the SEC, in whole or in part, the above report shall not be deemed to be “soliciting material” or “filed” with the SEC and shall not be deemed to be incorporated by reference into any such filing.

Executive Compensation
SUMMARY COMPENSATION TABLE
The following table provides information regarding the compensation that we paid to each person serving as our principal chief executive officer, our principal financial officer, and our three other most highly compensated executive officers (collectively, the “named executive officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	Change in Pension Value & Non- Qualified Deferred Compens-ation Earnings ($)	All Other Compensation ($)	Total ($)
Bradley L. Campbell	2025	822,885	866,250	4,700,158(8)	2,511,856	—	45,783(3)	8,946,931
President and Chief	2024	767,308	623,700	4,990,365	2,105,627	—	39,943	8,526,943
Executive Officer	2023	698,558	706,650	4,734,510	2,023,673	—	38,975	8,202,366
Simon Harford	2025	524,904	397,127	2,571,355(9)	782,917	—	13,170(4)	4,289,473
Chief Financial	2024	514,423	275,319	1,862,083	785,678	—	11,562	3,449,065
Officer	2023	173,077	111,045	1,349,999	1,346,048	—	416	2,980,585
Ellen S. Rosenberg	2025	534,808	404,914	1,846,604	1,060,200	—	45,898(5)	3,892,424
Chief Legal Officer and	2024	514,423	332,886	2,048,280	864,243	—	40,475	3,800,307
Corporate Secretary	2023	499,704	363,420	2,169,972	927,515	81,376	33,170	4,075,157
David M. Clark	2025	497,390	376,449	1,136,378	652,427	—	43,581(6)	2,706,225
Chief People Officer	2024	482,903	270,197	1,564,136	659,967	—	38,006	3,015,209
	2023	469,059	341,153	1,657,073	708,284	—	39,030	3,214,599
Jeffrey P. Castelli	2025	511,837	403,669	1,363,643	782,917	—	45,406(7)	3,107,472
Chief Development	2024	491,807	263,494	1,862,083	785,678	—	39,834	3,442,896
Officer	2023	464,721	352,049	1,972,703	843,196	—	39,093	3,671,762

(1)The 2025 amount represents bonuses earned with respect to the 2025 performance year, which were paid in 2025.
(2)The grant date fair value of time-based restricted stock unit awards (“RSUs”), performance based restricted stock unit awards (“PRSUs”) and option awards granted to our named executive officers was computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. Assumptions made in this valuation are discussed in Note 9 — Stock-based Compensation. These amounts reflect the stock price at the time of the grant. In accordance with SEC rules, the amounts reported in the Stock Awards column for 2025 include the grant date fair value of the RSUs and PRSUs granted during 2025. The following table provides information regarding the 2025 PRSUs based on the expected performance outcomes (and is the grant date fair value of the award, as reflected in the Summary Compensation Table) and maximum performance outcomes:

Name	Grant Date Fair Value for 2025 PRSUs (i.e., Based on Expected Performance) ($)	Value at Grant Date Assuming Maximum Performance ($)
Bradley L. Campbell	1,867,028	3,734,056
Simon Harford	581,926	1,163,852
Ellen S. Rosenberg	788,026	1,576,052
David M. Clark	484,942	969,884
Jeffrey P. Castelli	581,926	1,163,852

(3)Includes $17,135 of 401(k) employer match, $825 for health care savings account, $1,248 in life insurance premiums, $4,500 for executive health benefits received, and $22,075 for financial consulting services.
(4)Includes $12,300 of 401(k) employer match and $870 in life insurance premiums.
(5)Includes $17,250 of 401(k) employer match, $825 for health care savings account, $1,248 in life insurance premiums, $4,500 for executive health benefits received, and $22,075 for financial consulting services.
(6)Includes $14,938 of 401(k) employer match, $825 for health care savings account, $1,243 in life insurance premiums, $4,500 for executive health benefits received, and $22,075 for financial consulting services.
(7)Includes $16,758 of 401(k) employer match, $825 for health care savings account, $1,248 in life insurance premiums, $4,500 for executive health benefits received, and $22,075 for financial consulting services.
(8)Includes $325,102 of value associated with awards expected to vest in 2026 but accelerated to vest in 2025.
(9)Includes $534,525 of value associated with awards expected to vest in 2026, $534,525 of awards expected to vest in 2027, and $138,662 of awards expected to vest in 2028 but accelerated to vest in 2025.

Grants of Plan Based Awards
The following table presents information concerning grants of equity awards to each of the named executive officers during 2025.

			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of RSUs (2)(#)	All Other Option Awards: Number of Securities Underlying Options (3)(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (4)($)
Name	Grant Date	Approval Date	Threshold (#)	Target (#)	Maximum (#)
Bradley L.	1/3/2025	1/3/2025					482,908	9.41	2,511,856
Campbell	1/3/2025	1/3/2025				266,528			2,508,028
President and	6/3/2025(5)	1/3/2025	66,632	133,264	266,528				1,032,796
Chief Executive	6/3/2025(5)	1/3/2025	33,316	66,632	133,264				417,116
Officer	6/3/2025(5)	1/3/2025	33,316	66,632	133,264				417,116
Simon Harford	1/3/2025	1/3/2025					150,517	9.41	782,917
Chief Financial	1/3/2025	1/3/2025				83,073			781,717
Officer	6/3/2025(5)	1/3/2025	20,768	41,536	83,072				321,904
	6/3/2025(5)	1/3/2025	10,385	20,769	41,538				130,014
	6/3/2025(5)	1/3/2025	10,384	20,768	41,536				130,008
Ellen Rosenberg	1/3/2025	1/3/2025					203,825	9.41	1,060,200
Chief Legal	1/3/2025	1/3/2025				112,495			1,058,758
Officer and	6/3/2025(5)	1/3/2025	28,124	56,247	112,494				435,914
Corporate	6/3/2025(5)	1/3/2025	14,062	28,124	56,248				176,056
Secretary	6/3/2025(5)	1/3/2025	14,062	28,124	56,248				176,056
David M. Clark	1/3/2025	1/3/2025					125,430	9.41	652,427
Chief People	1/3/2025	1/3/2025				69,228			651,435
Officer	6/3/2025(5)	1/3/2025	17,307	34,614	69,228				268,259
	6/3/2025(5)	1/3/2025	8,654	17,307	34,614				108,342
	6/3/2025(5)	1/3/2025	8,654	17,307	34,614				108,342
Jeffrey P. Castelli	1/3/2025	1/3/2025					150,517	9.41	782,917
Chief	1/3/2025	1/3/2025				83,073			781,717
Development	6/3/2025(5)	1/3/2025	20,768	41,536	83,072				321,904
Officer	6/3/2025(5)	1/3/2025	10,385	20,769	41,538				130,014
	6/3/2025(5)	1/3/2025	10,384	20,768	41,536				130,008

(1)Amounts represent PRSUs granted to named executive officers during the 2025 fiscal year. As of the time of the grant, the criteria that was established to determine the number of PRSUs that could be earned by each named executive officer is described above under “Performance-Based Restricted Stock Units”. For each named executive officer, the first row of PRSUs shown in the table was tied to the TSR goal, the second row the portfolio goal and the third row the revenue goal. Pursuant to the terms of the grants, the named executive officers must generally be in continuous service with the Company through December 31, 2027 to vest into the PRSUs. However, see "Transaction Related Treatment" above for a description of the treatment of the PRSUs in connection with the Transaction.
(2)Vesting of the RSU is generally subject to the participant’s continuous service with the Company through the applicable vesting date with the following schedule: 25% of the total number of shares vest on the first anniversary of the grant date (the “vesting commencement date”), with 25% on each of the next three successive vesting commencement date anniversaries thereafter. However, see "Transaction Related Treatment" above for a description of the treatment of the RSUs in connection with the Transaction.
(3)Each option has a term of ten years and vests in accordance with the following schedule: 25% of the total number of shares vest on the first anniversary of the grant date and 1/36th of the remaining number of shares vest on the first day of each of the following 36 months. The exercise price for our option grants is equal to the closing stock price on the grant date. However, see "Transaction Related Treatment" above for a description of the treatment of the stock options in connection with the Transaction.
(4)Amounts represent the grant date fair value calculated in accordance with FASB ASC 718, as stated in footnote #2 to the Summary Compensation Table.
(5)In January 2025, the Compensation and Leadership Development Committee determined the number of PRSUs each executive officer would receive in connection with their 2025 annual grant. The PRSU goals, and their relative percentages, were approved by the Committee on June 3, 2025 and were valued as of such date.
Outstanding Equity Awards at Fiscal Year-End
The following table presents the outstanding equity awards held by each of the named executive officers as of December 31, 2025.

	Option Awards				Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)(2)	Market Value of Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Units of Stock That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market Value of Unearned Units of Stock That Have Not Vested ($)(3)
Bradley L. Campbell President and Chief Executive Officer	75,000	—	6.10	6/15/2026	42,411(7)	603,933
	103,578	—	5.13	1/3/2027	76,906(8)	1,095,141
	56,329	—	15.67	1/3/2028	199,896(9)	2,846,519
	151,515	—	10.04	1/2/2029			27,811(10)	396,034
	188,257	—	9.55	1/2/2030			9,272(10)	132,032
	92,792	—	21.78	1/4/2031			55,623(10)	792,068
	277,633	5,922(5)	12.11	1/3/2032			92,705(10)	1,320,119
	176,220	11,750(6)	8.95	3/15/2032			31,131(11)	443,307
	219,556	81,553(7)	11.93	1/3/2033			46,697(11)	664,961
	127,220	138,297(8)	14.24	1/2/2034			77,828(11)	1,108,269
	—	482,908(9)	9.41	1/3/2035			82,55712)	1,175,612
							82,557(12)	1,175,612
							165,114(12)	2,351,225
Simon Harford Chief Financial Officer	110,268	78,775(13)	12.62	8/21/2033	14,348(8)	204,316
	47,472	51,601(8)	14.24	1/2/2034	20,768(9)	295,751
	—	150,517	9.41	1/3/2035			11,617(11)	165,422
							17,424(11)	248,112
							29,040(11)	413,535
							25,732(12)	366,417
							25,733(12)	366,435
							51,463(12)	732,835

	Option Awards				Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)(2)	Market Value of Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Units of Stock That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market Value of Unearned Units of Stock That Have Not Vested ($)(3)
Ellen S. Rosenberg Chief Legal Officer and Corporate Secretary	39,762	—	15.67	1/3/2028	18,284(5)	260,364
	93,663	—	10.04	1/2/2029	38,875(7)	553,580
	107,575	—	9.55	1/2/2030	47,349(8)	674,250
	53,355	—	21.78	1/4/2031	112,495(9)	1,601,929
	131,231	2,813(5)	12.11	1/3/2032			12,747(10)	181,511
	100,627	37,381(7)	11.93	1/3/2033			4,251(10)	60,530
	52,215	56,765(8)	14.24	1/2/2034			25,493(10)	363,022
	—	203,825(9)	9.41	1/3/2035			42,489(10)	605,047
							12,779(11)	181,966
							19,166(11)	272,928
							31,944(11)	454,879
							34,846(12)	496,202
							34,846(12)	496,202
							69,690(12)	992,386
David M. Clark Chief People Officer	84,842	—	12.84	10/9/2028	14,770(13)	210,325
	77,134	—	10.04	1/2/2029	29,686(7)	422,729
	91,439	—	9.55	1/2/2030	36,157(8)	514,876
	44,076	—	21.78	1/4/2031	69,228(9)	985,807
	105,991	2,275(14)	12.11	1/14/2032			9,733(10)	138,600
	76,832	28,556(7)	11.93	1/3/2033			3,246(10)	46,226
	39,868	43,353(8)	14.24	1/2/2034			19,467(10)	277,216
	—	125,430(9)	9.41	1/3/2035			32,447(10)	462,042
							9,759(11)	138,964
							14,636(11)	208,410
							24,393(11)	347,360
							21,443(12)	305,354
							21,443(12)	305,354
							42,887(12)	610,707
Jeffrey P. Castelli Chief Development Officer	39,762	—	15.67	1/3/2028	14,770(5)	210,325
	82,644	—	10.04	1/2/2029	35,341(7)	503,256
	107,575	—	9.55	1/2/2030	43,044(8)	612,947
	46,396	—	21.78	1/4/2031	83,073(9)	1,182,960
	105,991	2,275(5)	12.11	1/3/2032
	91,464	33,998(7)	11.93	1/3/2033			11,558(10)	165,013
	47,472	51,601(8)	14.24	1/2/2034			3,864(10)	55,020
	—	150,517(9)	9.41	1/3/2035			23,176(10)	330,026
							38,627(10)	550,043
							11,617(11)	165,422
							17,424(11)	248,112
							29,040(11)	413,535
							25,732(12)	366,417
							25,733(12)	366,435
							51,463(12)	732,835

(1)Unless otherwise indicated, 25% of the total number of shares subject to the option vest on the first anniversary of the date of grant; the remainder vest 1/36th per month thereafter, subject generally to the participant’s continuous service with the Company through the applicable vesting date. However, see "Transaction Related Treatment" above for a description of the treatment of stock options in connection with the Transaction.

(2)Vesting of the RSUs is subject generally to the participant’s continuous service with the Company through the applicable vesting date with the following schedule: unless otherwise indicated, 25% of the total number of shares vest on the first anniversary of the grant date, with 25% on each successive grant date anniversary for the next three years. However, see "Transaction Related Treatment" above for a description of the treatment of the RSUs in connection with the Transaction.
(3)The market value is based on the closing stock price of $14.24 on December 31, 2025.
(4)Vesting of PRSUs are generally subject to the attainment of performance goals applicable to such awards and the participant’s continuous service with the Company. The amounts shown in the table above assumes performance at the forecasted level for all outstanding PRSUs. Please see "Transaction Related Treatment" above for a description of the treatment of the PRSUs in connection with the Transaction.
(5)The date of grant was January 3, 2022.
(6)The date of grant was March 15, 2022.
(7)The date of grant was January 3, 2023.
(8)The date of grant was January 2, 2024.
(9)The date of grant was January 3, 2025.
(10)Subject generally to the participant’s continued service and the attainment of the applicable performance goals, these PRSUs vested on December 31, 2025 and are displayed at the forecasted performance at closing of 109.3% as previously disclosed in the Merger Proxy statement.
(11)Subject generally to the participant’s continued service and the attainment of the applicable performance goals, these PRSUs vest on December 31, 2026 and are displayed at the forecasted performance at closing of 101.2% as previously disclosed in the Merger Proxy Statement .
(12)Subject generally to the participant’s continued service and the attainment of the applicable performance goals, these PRSUs vest on December 31, 2027 and are displayed at the forecasted performance at closing of 123.9% as previously disclosed in the Merger Proxy Statement.
(13)The date of grant was August 21, 2023.
(14)The date of grant was January 14, 2022, but is deemed to be January 3, 2022 for vesting purposes.
Option Exercises and Stock Vested at Year End
Our executive officers must use pre-established trading plans to sell shares of Amicus Therapeutics, Inc. stock. Such trading plans must conform with Rule 10b5-1, meaning they may only be entered into during an open trading window and when the executive officer is not in possession of material non-public information about the Company. Further, we enforce the statutorily required waiting period following the establishment of a trading plan before any trades may be executed to ensure compliance with rule 10b5-1 affirmative defense requirements. Our policy is designed to provide safeguards that will allow our executives an opportunity to realize the value intended by the Company in granting equity-based awards.

The following table shows information regarding option exercises and stock vested for each named executive officer during the year ended December 31, 2025.

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized upon Exercise(1) ($)	Number of Shares Acquired on Vesting(2) (#)	Value Realized upon Vesting(3) ($)
Bradley L. Campbell	100,000(4)	157,043	372,417	4,514,915
President and Chief Executive Officer
Simon Harford	—	—	185,578	2,395,766
Chief Financial Officer
Ellen S. Rosenberg	95,621(5)	443,694	61,788	579,847
Chief Legal Officer and Corporate Secretary
David M. Clark	—	—	48,505	455,227
Chief People Officer
Jeffrey P. Castelli	50,000(4)	60,575	53,989	506,602
Chief Development Officer

(1)The value realized is the difference between the fair market value of a share of our Common Stock at the time of exercise and the option exercise price, multiplied by the number of shares acquired upon each exercise.
(2)Reflects RSUs that vested during 2025.
(3)The value realized on vesting of stock awards is based on the closing price of the Company’s common stock on the date of vesting.
(4)These options were scheduled to expire on January 4, 2026.
(5)These options were scheduled to expire on June 15, 2026 and January 3, 2027.
Non-Qualified Deferred Compensation
As described more fully above, our Cash Deferral Plan and Stock Deferral Plan (collectively, the “Deferral Plans”) cover our executive officers and non-employee directors. Earnings are determined solely by a participant’s hypothetical investment of any amount deferred in any pre-selected investment permitted under the Cash Deferral Plan or in the value of our stock, with respect to the Stock Deferral Plan. All amounts in the Deferral Plans are fully vested at all times. No named executive officer participates in the Deferral Plans except for Ms. Rosenberg, who participates in the Stock Deferral Plan. The details of the change in value from Ms. Rosenberg's participation in the Stock Deferral Plan is described below.

Name and Principal Position	Executive Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Distributions in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year(1) ($)
Ellen S. Rosenberg	—	198,097(2)	—	585,250
Chief Legal Officer and Corporate Secretary

(1)A total of $641,349 was previously reported as compensation to Ms. Rosenberg in our Summary Compensation Table for previous years. Because the “Aggregate Balance at Last Fiscal Year” depends upon the value of our stock price, which fluctuates over time, this may be less or more than the value of the historical contributions that Ms. Rosenberg has made to the plan.

(2)The gain represents the increase in value during 2025 of shares subject to RSUs deferred under the Stock Deferral Plan.
Severance Benefits and Change of Control Arrangements
The named executive officers are parties to employment agreements which set forth certain severance and change in control benefits, as described below.
NEO Employment Agreements
Bradley L. Campbell
We employ Mr. Campbell as our Chief Executive Officer pursuant to an employment agreement. The agreement continues until either Mr. Campbell or the Company provide written notice of termination to the other in accordance with the terms of the agreement. Upon the termination of his employment by the Company other than for cause and not in connection with a change in control event, Mr. Campbell has the right to receive (i) a severance payment in an amount equal to his then current base salary payable over 18 months in accordance with the Company’s regular payroll practices, (ii) an additional payment equal to 150% of the target bonus for the year in which the termination occurs, and (iii) continuation of health care coverage with full premiums to be paid by the Company for up to 18 months. Further, the vesting of all options and RSUs then held by Mr. Campbell shall accelerate by 18 months and any unvested PRSUs held by Mr. Campbell shall also accelerate, such that the portion of those PRSUs otherwise scheduled to vest during the 18-month period immediately following such separation from service will become vested. Mr. Campbell is not entitled to severance payments if the Company terminates him for cause or if he resigns independent of a change in control event.
Further, if upon the termination of Mr. Campbell’s employment by the Company other than for cause, or if Mr. Campbell resigns for good reason, in each case within twelve months following a change of control in the Company, then Mr. Campbell has the right to receive (i) a severance payment in an amount equal to two times his then current base salary payable over 24 months in accordance with our regular payroll practices, (ii) an additional payment equal to 200% of the target bonus for the year in which the termination occurs, and (iii) continuation of health care coverage with premiums to be paid by the Company for up to 24 months. Further, the vesting of all remaining unvested options and restricted stock grants then held by Mr. Campbell would accelerate in full.
Finally, if Mr. Campbell’s employment ceases due to an inability to work, he will be entitled to the continuation of health care coverage with full premiums to be paid by the Company for up to 12 months. We believe that the severance package for our Chief Executive Officer is appropriate considering his role, responsibilities, and his excellent historical and continued service to the Company.
Other Named Executive Officers
Messrs. Clark, Castelli and Harford and Ms. Rosenberg. We employ Mr. Clark as our Chief People Officer, Dr. Castelli as our Chief Development Officer, Mr. Harford as our Chief Financial Officer and Ms. Rosenberg as our Chief Legal Officer and Corporate Secretary, pursuant to their respective employment agreements. If any of these executive officers is terminated without cause (other than within 12 months following a change in control), then the executive officer has the right to receive the following:
●continuation of such executive’s base salary for 12 months;
●an amount equal to the target bonus for such executive officer pro-rated for the number of months actually worked in the year of termination;
●accelerated vesting of equity awards otherwise scheduled to vest within twelve months; and
●continuation of health care coverage with full premiums to be paid by the Company for a period of 12 months.

In addition, if any of the executive officers are terminated other than for cause within 12 months following a change of control or, if within 12 months following a change of control, the executive officer resigns for good reason, then the executive officer has the right to receive:
●continuation of such executive’s base salary for 18 months in an amount equal to such executive’s then current base salary;
●an amount equal to such executive officer’s target annual bonus;
●any outstanding equity awards held by the executive officer will vest (with PRSUs vesting at target or such greater level as determined by the Board); and
●continuation of health care coverage with full premiums to be paid by the Company for a period of 18 months.
Finally, if any of the executive officers’ employment ceases due to death or disability, such executive will be entitled to continuation of health care coverage with full premiums to be paid by the Company for up to 12 months.
As a condition to the payment of the foregoing severance benefits, a departing executive officer is required to execute a general release of claims against the Company and its affiliates. Each named executive officer is bound by non-disclosure, inventions transfer, non-solicitation and non-competition covenants that prohibit the executive officer from competing with the Company during the term of his or her employment and for twelve months after termination of employment.
Equity Award Agreements
On June 5, 2025, the Board determined that the treatment of equity awards granted under the Amicus Amended and Restated 2007 Equity Incentive Plan upon a participant's retirement, disability or death would generally follow the treatment approved by shareholders in the 2025 Equity Incentive Plan. The general treatment of such awards is described below.
Retirement Benefits
Pursuant to outstanding awards under the Amicus Amended and Restated 2007 Equity Incentive Plan, all participants in the plan, including each named executive officer, would generally be eligible for the retirement benefits set forth below, upon such participant’s termination of employment, if such participant meets the following criteria at the time of such termination:
●The participant must have at least 5 years of continuous service
●The participant must be at least 55 years of age
●The sum of the participant’s age and years of service with the Company must equal or exceed 67 years (collectively, the “Retirement Criteria”)
Notwithstanding the above, if the participant’s employment is terminated by the Company for cause, then the retirement benefits would be forfeited. Ms. Rosenberg is the only named executive officer who met the Retirement Criteria in 2025. If an individual meets the Retirement Criteria, their awards upon separation, absent a termination for cause, is as follows:
●Options: Any unvested Options held by such participant that would have become vested and exercisable prior to the second anniversary of the participant’s separation, based solely on the participant's continued service through such time, will become exercisable on the date of such separation and all vested Options (including those eligible to vest pursuant to the preceding clause) shall remain exercisable until the earlier of (i) the 4th anniversary of the date of such separation, and (ii) the original expiration date of the term of the Option; any options not exercised in such period shall be forfeited with no further compensation due to the participant.
●RSUs: Any unvested RSUs that would vest up to the second anniversary of the participant’s separation, shall have accelerated vesting, and the shares will be delivered to the participant upon separation; any unvested RSUs beyond the two-year date shall be forfeited with no further compensation due to the participant.

●PRSUs: As permitted under the plan and present in the applicable PRSU award agreements, a prorated portion of the participant’s PRSUs (based on the participant’s period of service with the Company during the performance period) would remain eligible to vest and become delivered based upon satisfaction of the goals applicable to such PRSUs (collectively, the “Equity Retirement Benefits”).
Disability
The same Equity Retirement Benefits described above afforded upon a participant’s retirement after satisfying the Retirement Criteria would be offered to any participant upon a termination of employment due to such participant’s disability if the termination had occurred on December 31, 2025.
Death
•Options: Any unvested Options will become immediately vested and exercisable, and all vested Options (including those that vest pursuant to the preceding clause) shall remain exercisable until the earlier of (i) the 4th anniversary of the date of such separation, and (ii) the original expiration date of the term of the Option; any options not exercised in such period shall be forfeited with no further compensation due to the participant.

•RSUs: Any unvested RSUs will become immediately vested.

•PRSUs: To the extent a participant's death occurs during an open performance period, such outstanding PRSUs will be prorated based on the number of days the participant was in service with the Company during the full measurement period, and such prorated PRSUs will remain outstanding and be earned or forfeited based on actual performance.

Change in Control
Under the terms of our equity award agreements, any unvested RSUs will generally automatically vest upon a change in control while unvested options and PRSUs are generally eligible to vest if a qualifying termination occurs following a change in control. The tables below do not include Mr. Campbell and Mr. Harford's RSU accelerations described in the section titled "280G Mitigation Actions" above as such RSUs were not outstanding as of December 31, 2025.
Potential Payments upon Termination without Cause
For each named executive officer, the following table sets forth quantitative estimates of the benefits that would have accrued if such executive’s employment had been terminated without cause on December 31, 2025 other than in connection with a change of control. Amounts below reflect potential payments pursuant to the severance agreements for such named executive officers.

Name and Principal Position	Salary Continuation ($)	Bonus ($)(1)	Benefit Continuation ($)(2)	Value of RSU & PRSU Vesting ($)(3)(4)	Value of Stock Option Vesting ($)(4)	Total ($)
Bradley L. Campbell	1,237,500(5)	928,125	68,654(6)	4,403,225	1,137,826	7,775,330
President and Chief Executive Officer
Simon Harford	525,300(7)	236,385	46,275	1,317,317	180,590	2,305,868
Chief Financial Officer
Ellen S. Rosenberg	535,600(7)	241,020	35,967	2,061,365	214,995	3,088,947
Chief Legal Officer and Corporate Secretary
David M. Clark	497,948(7)	224,077	15,124	1,526,261	167,859	2,431,268
Chief People Officer
Jeffrey P. Castelli	512,595(7)	230,668	29,132	1,779,267	187,000	2,738,661
Chief Development Officer

(1)Bonus component paid in lump sum.
(2)Other than with respect to Mr. Campbell, benefits to be continued consist of premiums paid by the Company for 12 months.
(3)The PRSUs reported in the table are based on an assumed satisfaction of the applicable performance goals based on the tracking of such goals as of December 31, 2025. The actual number of PRSUs delivered to a named executive officer would depend on the satisfaction of each performance goal at the end of the applicable performance period. PRSUs granted in 2023 are not included as they would have vested in the normal course as a result of the executive’s continued employment through the end of 2025.
(4)Value of the equity that would accelerate upon such event is calculated using the closing stock price of $14.24 on December 31, 2025. In the case of stock options, the amount shown reflects the option “spread” (i.e., the difference between the option exercise price and the fair market value of our common stock) as of December 31, 2025 of stock options that would become non-forfeitable in this case, to the extent that the fair market value exceeds the exercise price.
(5)Base salary paid in installments over an 18-month period following such termination of employment.
(6)Benefits to be continued consist of premiums paid by the Company for 18 months.
(7)Base salary paid in installments over a 12-month period following such termination of employment.
Potential Payments upon a Change of Control
The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers in the event of a change in control on December 31, 2025 under their applicable award agreements, without regard as to whether such named executive officer’s employment was terminated in connection with such change in control.

Name and Principal Position	Value of RSU Vesting ($)(1)
Bradley L. Campbell	4,545,593
President and Chief Executive Officer
Simon Harford	500,066
Chief Financial Officer
Ellen S. Rosenberg	3,090,123
Chief Legal Officer and Corporate Secretary
David M. Clark	2,133,736
Chief People Officer
Jeffrey P. Castelli	2,509,487
Chief Development Officer

(1)The market value is based on the closing stock price of $14.24 on December 31, 2025.
Potential Payments upon Termination Due to Change of Control
The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers if his or her employment had been terminated due to a termination without cause or a resignation with good reason on December 31, 2025, assuming that such termination occurs within twelve months following a change of control. The amounts in the table below are based upon assumptions required under SEC rules and differ from those set forth in the Merger Proxy Statement (which are governed by different rules).

Name and Principal Position	Salary Continuation ($)	Bonus ($)(1)	Benefit Continuation ($)(2)	Value of RSU & PRSU Vesting ($)(3)	Value of Stock Option Vesting ($)(3)	Total ($)
Bradley L. Campbell	1,650,000(4)	1,237,500	91,539(5)	10,531,206	2,595,604	16,105,849
President and Chief Executive Officer
Simon Harford	787,950(6)	236,385	69,413	2,500,288	854,612	4,448,648
Chief Financial Officer
Ellen S. Rosenberg	803,400(6)	241,020	53,951	5,591,037	1,070,824	7,760,232
Chief Legal Officer and Corporate Secretary
David M. Clark	746,922(6)	224,077	22,686	3,806,039	676,637	5,476,360
Chief People Officer
Jeffrey P. Castelli	768,893(6)	230,668	43,698	4,509,708	805,532	6,358,499
Chief Development Officer

(1)Bonus component paid in lump sum.
(2)Other than with respect to Mr. Campbell, benefits to be continued consist of premiums paid by the Company for 18 months.
(3)Value of the equity that would accelerate upon such event is calculated using the closing stock price of $14.24 on December 31, 2025. In the case of stock options, the amount shown reflects the option “spread” (i.e., the difference between the option exercise price and the fair market value of our common stock) as of December 31, 2025 of stock options that would become non-forfeitable in this case, to the extent that the fair market value exceeds the exercise price. PRSUs granted in 2023 are not included as they would have vested in the normal course as a result of the executive’s continued employment through the end of 2025.

(4)Base salary paid in installments over a 24-month period following such termination of employment.
(5)Benefits to be continued consist of premiums paid by the Company for 24 months.
(6)Base salary paid in installments over an 18-month period following such termination of employment.
Potential Payments upon Termination Due to Disability
The following sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers if his or her employment had been terminated due to disability on December 31, 2025.

Name and Principal Position	Benefit Continuation ($)(1)	Value of RSU & PRSU Vesting ($)(2)	Value of Stock Option Vesting ($)(2)	Total ($)
Bradley L. Campbell	45,770	6,994,756	1,429,381	8,469,907
President and Chief Executive Officer
Simon Harford	46,275	1,521,633	516,623	2,084,531
Chief Financial Officer
Ellen S. Rosenberg	35,967	2,963,387	584,579	3,583,933
Chief Legal Officer and Corporate Secretary
David M. Clark	15,124	2,155,701	373,723	2,544,548
Chief People Officer
Jeffrey P. Castelli	29,132	2,530,954	446,879	3,006,965
Chief Development Officer

(1)Benefits to be continued consist of benefit continuation and HSA premiums paid by the Company for 12 months following such termination.
(2)Value of the equity that would accelerate upon such event is calculated using the closing stock price of $14.24 on December 31, 2025. In the case of stock options, the amount shown reflects the option “spread” (i.e., the difference between the option exercise price and the fair market value of our common stock) as of December 31, 2025 of stock options that would become non-forfeitable in this case, to the extent that the fair market value exceeds the exercise price. PRSUs granted in 2023 are not included as they would have vested in the normal course as a result of the executive’s continued employment through the end of 2025.

Potential Payments upon Termination Due to Death
The following sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers if his or her employment had been terminated due to death on December 31, 2025.

Name and Principal Position	Benefit Continuation ($)(1)	Value of RSU & PRSU Vesting ($)(2)	Value of Stock Option Vesting ($)(2)	Total ($)
Bradley L. Campbell	45,770	7,943,642	2,595,604	10,585,016
President and Chief Executive Officer
Simon Harford	46,275	1,317,328	854,612	2,218,215
Chief Financial Officer
Ellen S. Rosenberg	35,967	3,989,108	1,070,824	5,095,899
Chief Legal Officer and Corporate Secretary
David M. Clark	15,124	2,820,232	676,637	3,511,993
Chief People Officer
Jeffrey P. Castelli	29,132	3,326,749	805,532	4,161,413
Chief Development Officer

(1)Benefits to be continued consist of benefit continuation and HSA premiums paid by the Company for 12 months following such termination.
(2)Value of the equity that would accelerate upon such event is calculated using the closing stock price of $14.24 on December 31, 2025. In the case of stock options, the amount shown reflects the option “spread” (i.e., the difference between the option exercise price and the fair market value of our common stock) as of December 31, 2025 of stock options that would become non-forfeitable in this case, to the extent that the fair market value exceeds the exercise price. PRSUs granted in 2023 are not included as they would have vested in the normal course as a result of the executive’s continued employment through the end of 2025.
Potential Payments Due to Retirement
The following sets forth quantitative estimates of the benefits that would have accrued to Ms. Rosenberg on December 31, 2025 if she had elected to retire. Ms. Rosenberg was the only named executive officers to qualify for the retirement benefit as of December 31, 2025.

Name and Principal Position	Value of RSU & PRSU Vesting ($)(1)	Value of Stock Option Vesting ($)(1)	Total ($)
Ellen Rosenberg Chief Legal Officer and Corporate Secretary	2,963,387	584,579	3,547,966

(1)Value of the equity that would accelerate upon such event is calculated using the closing stock price of $14.24 on December 31, 2025. In the case of stock options, the amount shown reflects the option “spread” (i.e., the difference between the option exercise price and the fair market value of our common stock) as of December 31, 2025 of stock options that would become non-forfeitable in this case, to the extent that the fair market value exceeds the exercise price. PRSUs granted in 2023 are not included as they would have vested in the normal course as a result of the executive’s continued employment through the end of 2025.

CEO Pay Ratio
Under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to provide the following disclosure regarding the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee (the “Pay Ratio”).
We are utilizing the median employee selected in 2024 again in 2025 in accordance with SEC rules, as there has been no change in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our pay ratio disclosure. In 2024 we identified our median employee by determining the 2024 total annualized target cash compensation for all of our global employees (excluding Mr. Campbell who was serving as the Chief Executive Officer at the time of the identification), whether employed on a full-time, part-time, or seasonal basis, who were employed by us on October 1, 2024 as our consistently applied compensation measure. Total annualized target cash compensation for these purposes consists of annualized base salary and annual target bonus. For 2025, we calculated such employee’s annual total compensation in the same manner that we determined the total compensation of our Chief Executive Officer for purposes of the Summary Compensation Table disclosed above.
For the year ended December 31, 2025, (i) the annual total compensation of our Chief Executive Officer was $8,946,931; (ii) the annual total compensation of our median employee was $283,420; and (iii) based on this information, we reasonably estimate our Pay Ratio to be 32:1. Because the SEC rules for identifying the median employee and calculating the Pay Ratio allow companies to use different methodologies, to apply certain exemptions, and to make reasonable estimates and assumptions, the Pay Ratio calculation presented above is a reasonable estimate and may not be comparable to the pay ratio reported by other companies.
Director Compensation
Pursuant to our Director Compensation Policy, each non-employee member of our Board received the following cash compensation for Board services during 2025, as applicable:
●$50,000 per year for service as a Board member;
●$75,000 per year for service as Chairman of the Board;
●$30,000 per year for service as chairperson of the Audit and Compliance Committee (inclusive of committee membership fees described below);
●$20,000 per year for service as chairperson of the Compensation and Leadership Development Committee (inclusive of committee membership fees described below);
●$12,500 per year for service as chairperson of the Nominating and Corporate Governance Committee (inclusive of committee membership fees described below);
●$16,000 per year for service as chairperson of the Science and Technology Committee for service in 2025 prior to July 1, 2025 and $17,000 per year for service as chairperson of the Science and Technology Committee, effective July 1, 2025 (inclusive of committee membership fees described below);
●$12,000 per year for service as a member of the Audit and Compliance Committee;
●$10,000 per year for service as a member of the Compensation and Leadership Development Committee;
●$7,500 per year for service as a member of the Nominating and Corporate Governance Committee; and
●$7,500 per year for service as a member of the Science and Technology Committee for service in 2025 prior to July 1, 2025 and $9,000 per year for service as a member of the Science and Technology Committee, effective July 1, 2025.
In 2025 each director received an annual grant of non-qualified options and RSUs with an approved value of $365,000, with 2/3 of the value assigned to non-qualified stock options, and 1/3 of the value assigned to RSUs. In determining the value of these grants, the Black-Scholes option pricing model is used to estimate the grant date fair value of stock options, whereas the value of RSUs is the fair market value of the shares of Common Stock underlying such RSUs on the date of grant. The grant date is the date of our Annual Meeting of Stockholders and each grant will vest in full on the first anniversary of the grant date. The exercise price of each option granted to a non-employee director will be equal to 100% of the fair market value of a share on the date of grant. Options will have a maximum term of 10 years measured from the grant date, subject to earlier termination in the event of the director’s cessation of Board service.
Newly appointed independent Board members receive non-qualified options and RSUs with an approved value of $500,000, consisting of 50% RSUs and 50% options. The number of RSUs and options subject to the grant is calculated in the same manner as set forth above with respect to our non-employee director annual grants. The exercise price of each option granted will be equal to 100% of the fair market value of a share on the date of the grant. Unlike the annual grant to our directors, but consistent with our grants to our named executive officers, these initial grant awards vest over a four-year period. The RSUs granted to each newly appointed director vest 25% per year on the anniversary of the grant date whereas the options will vest 25% on the first anniversary of the date of grant with the remainder vesting ratably each month thereafter over a three-year period. Vesting of these initial grant awards is conditioned on the director’s continued service through each vesting date.
In connection with the Transaction, outstanding options and unvested RSUs held by our directors will receive the same treatment as our executive officers as described under the heading "Transaction Related Treatment" above.
Director Compensation Table
The following table provides information regarding the compensation that each of our directors, with the exception of Mr. Campbell, our CEO, who appears in the named executive officer tables above, earned during the year ended December 31, 2025. Mr. Campbell does not receive any additional compensation in respect of his services as a director.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Lynn D. Bleil	72,500	121,667	243,333	—	437,500
Michael A. Kelly	70,250	121,667	243,333	—	435,250
Margaret G. McGlynn	77,500	121,667	243,333	—	442,500
Michael G. Raab	132,500	121,667	243,333	—	497,500
Eiry W. Roberts, M.D.	68,250	121,667	243,333	—	433,250
Glenn P. Sblendorio(3)	90,000	121,667	243,333	—	455,000
Craig A. Wheeler	78,500	121,667	243,333	—	443,500
Burke W. Whitman	69,500	121,667	243,333	—	434,500

(1)Represents fees earned by non-employee directors pursuant to the Compensation and Leadership Development Committee’s recommendation and Board approval.
(2)Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. Assumptions made in this valuation are discussed in this Form 10-K at "— Note 9. Stock-based Compensation". Subject generally to continued service, annual non-employee director grants vest at the following year’s Annual Meeting while the initial non-employee director grants vest over four years.
(3)As of February 18, 2026, Mr. Sblendorio also has a cash balance of $78,913 in the Cash Deferral Plan that will be paid out in connection with, and subject to, the closing of the Transaction.

As of December 31, 2025, our directors, with the exception of Mr. Campbell who appears in the named executive officer tables, had the following number of stock options outstanding:

Name	Aggregate Options Outstanding	Vested/Unvested
Lynn D. Bleil	281,999	207,127/74,872
Michael A. Kelly	243,569	168,697/74,872
Margaret G. McGlynn	312,542	237,670/74,872
Michael G. Raab	312,542	237,670/74,872
Eiry W. Roberts, M.D.	233,861	158,989/74,872
Glenn P. Sblendorio	312,542	237,670/74,872
Craig A. Wheeler	322,542	247,670/74,872
Burke W. Whitman	273,885	199,013/74,872

Directors are also eligible to defer board fees pursuant to the terms of the Cash Deferral Plan and restricted stock units pursuant to the terms of the Stock Deferral Plan, each plan described more fully above.
As of December 31, 2025, our directors, with the exception of Mr. Campbell who appears in the named executive officer tables, had the following number of restricted stock units outstanding:

Name	Aggregate Restricted Stock Units Outstanding
Lynn D. Bleil	75,736(1)
Michael A. Kelly	20,414
Margaret G. McGlynn	63,631(2)
Michael G. Raab	20,414
Eiry W. Roberts, M.D.	20,414
Glenn P. Sblendorio	20,414
Craig A. Wheeler	20,414
Burke W. Whitman	20,414

(1)The number of restricted stock units outstanding includes 6,250 RSUs that vested on June 4, 2020, 5,855 RSUs that vested on June 4, 2021, 10,115 RSUs that vested on June 10, 2022, 12,671 RSUs that vested on June 9, 2023, 8,584 RSUs that vested on June 8, 2024, and 11,847 RSUs that vested on June 6, 2025 but were otherwise deferred or re-deferred to June 4, 2030, end of service, June 10, 2030, June 9, 2031, June 8, 2031, and June 10, 2027 respectively.
(2)The number of restricted stock units outstanding includes 10,115 RSUs that vested on June 10, 2022, 12,671 RSUs that vested on June 9, 2023, 8,584 RSUs that vested on June 8, 2024, and 11,847 RSUs that vested on June 6, 2025 but were otherwise deferred to June 10, 2026, June 9, 2027, June 8, 2028, and June 1, 2029 respectively.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of February 12, 2026 for (a) the executive officers named in the Summary Compensation Table contained in this Annual Report on Form 10-K, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

We deem shares of Common Stock that may be acquired by an individual or group within 60 days of February 12, 2026 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 314,000,712 shares of Common Stock outstanding on February 12, 2026.
Unless otherwise indicated below, the address of each of the individuals named below is: c/o Amicus Therapeutics, Inc., 47 Hulfish Street, Princeton, New Jersey 08542.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Of Shares Beneficially Owned
5% Stockholders
Entities affiliated with The Vanguard Group(1)	30,871,374	9.8%
100 Vanguard Blvd.
Malvern, PA 19355
Entities affiliated with BlackRock, Inc.(2)	25,848,965	8.2%
55 East 52nd Street
New York, NY 10055

Named Executive Officers and Directors	Number of Shares Beneficially Owned	Percentage Of Shares Beneficially Owned
Bradley L. Campbell(3)	2,320,862	*
Simon Harford(4)	333,322	*
Ellen S. Rosenberg(5)	991,925	*
David M. Clark(6)	708,307	*
Jeffrey P. Castelli(7)	907,738	*
Glenn P. Sblendorio(8)	359,820	*
Michael G. Raab(9)	333,113	*
Margaret G. McGlynn(10)	268,670	*
Craig A. Wheeler(11)	311,887	*
Lynn D. Bleil(12)	245,332	*
Burke W. Whitman(13)	297,197	*
Michael A. Kelly(14)	220,751	*
Eiry W. Roberts, M.D.(15)	214,850	*
All directors and executive officers as a group (13 persons)	7,513,774	2.4%

*    Represents beneficial ownership of less than one percent of our outstanding Common Stock.
(1)This information is provided solely in reliance upon information included in a Form 13G/A filed with the SEC on December 3, 2025 by The Vanguard Group (“Vanguard”). As of November 28, 2025, Vanguard reported shared voting power of 2,120,104 shares of common stock, sole investment discretion of 28,380,963 shares of common stock and shared investment discretion of 2,490,411 shares of common stock.
(2)This information is provided solely in reliance upon information included in a Form 13F filed with the SEC on November 12, 2025 by BlackRock, Inc. (“BlackRock”). As of September 30, 2025, BlackRock reported sole voting power of 24,927,968 shares of common stock and sole dispositive power of 25,848,965 shares of common stock.
(3)Consists of 1,608,895 shares issuable upon the exercise of stock options exercisable within 60 days of February 12, 2026 and 711,967 shares held of record. Excludes shares issuable upon the exercise of stock options that are first exercisable after April 13, 2026 and unvested restricted stock units as of April 14, 2026.
(4)Consists of 224,844 shares issuable upon the exercise of stock options exercisable within 60 days of February 12, 2026 and 108,478 shares held of record. Excludes shares issuable upon the exercise of stock options that are first exercisable after April 13, 2026 and unvested restricted stock units as of April 14, 2026.
(5)Consists of 665,515 shares issuable upon the exercise of stock options exercisable within 60 days of February 12, 2026, 311,410 shares held directly by Ms. Rosenberg and 15,000 shares held by her spouse. Excludes shares issuable upon the exercise of stock options that are first exercisable after April 13, 2026 and both unvested and deferred restricted stock units as of April 14, 2026.
(6)Consists of 577,365 shares issuable upon the exercise of stock options exercisable within 60 days of February 12, 2026 and 130,942 shares held of record. Excludes shares issuable upon the exercise of stock options that are first exercisable after April 13, 2026 and unvested restricted stock units as of April 14, 2026.
(7)Consists of 589,321 shares issuable upon the exercise of stock options exercisable within 60 days of February 12, 2026 and 318,417 shares held of record. Excludes shares issuable upon the exercise of stock options that are first exercisable after April 13, 2026 and unvested restricted stock units as of April 14, 2026.
(8)Consists of 237,670 shares issuable upon the exercise of stock options exercisable within 60 days of February 12, 2026 and 122,150 shares held of record. Excludes shares issuable upon the exercise of stock options that are first exercisable after April 13, 2026 and unvested restricted stock units as of April 14, 2026.
(9)Consists of 237,670 shares issuable upon the exercise of stock options exercisable within 60 days of February 12, 2026 and 95,443 shares held of record. Excludes shares issuable upon the exercise of stock options that are first exercisable after April 13, 2026 and unvested restricted stock units as of April 14, 2026.
(10)Consists of 237,670 shares issuable upon the exercise of stock options exercisable within 60 days of February 12, 2026 and 31,000 shares held of record. Excludes shares issuable upon the exercise of stock options that are first exercisable after April 13, 2026 and both unvested and deferred restricted stock units as of April 14, 2026.
(11)Consists of 247,670 shares issuable upon the exercise of stock options exercisable within 60 days of February 12, 2026 and 64,217 shares held of record. Excludes shares issuable upon the exercise of stock options that are first exercisable after April 13, 2026 and unvested restricted stock units as of April 14, 2026.
(12)Consists of 207,127 shares issuable upon the exercise of stock options exercisable within 60 days of February 12, 2026 and 38,205 shares held of record. Excludes shares issuable upon the exercise of stock options that are first exercisable after April 13, 2026 and both unvested and deferred restricted stock units as of April 14, 2026.
(13)Consists of 199,013 shares issuable upon the exercise of stock options exercisable within 60 days of February 12, 2026 and 98,184 shares held of record. Excludes shares issuable upon the exercise of stock options that are first exercisable after April 13, 2026 and unvested restricted stock units as of April 14, 2026.
(14)Consists of 168,697 shares issuable upon the exercise of stock options exercisable within 60 days of February 12, 2026 and 52,054 shares held of record. Excludes shares issuable upon the exercise of stock options that are first exercisable after April 13, 2026 and unvested restricted stock units as of April 14, 2026.
(15)Consists of 158,989 shares issuable upon the exercise of stock options exercisable within 60 days of February 12, 2026 and 55,861 shares held of record. Excludes shares issuable upon the exercise of stock options that are first exercisable after April 13, 2026 and unvested restricted stock units as of April 14, 2026.

POLICIES AND PROCEDURES FOR RELATED PARTY TRANSACTIONS
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Certain Relationship and Related Transactions
Our Board maintains a formal written policy for the review of any transaction, arrangement or relationship in which Amicus is a participant and one of our executive officers, directors, director nominees, 5% stockholders (or their immediate family members), each of whom we refer to as a “related party,” has a direct or indirect interest. If a related party proposes to enter into such a transaction, arrangement, or relationship, which we refer to as a “related party transaction,” the related party must report the proposed transaction to our Chief Financial Officer. The proposed related party transaction must be reviewed and, if deemed appropriate, approved by the Board’s Audit and Compliance Committee prior to entry into such transaction, or ratified as soon as reasonably practicable after discovery that approval is required.
The Audit and Compliance Committee may approve or ratify the transaction only if the Audit and Compliance Committee determines that, under all of the circumstances, the transaction is not inconsistent with the Company’s best interests and does not violate its Code of Conduct and Ethics. Any related party transactions that are ongoing in nature will be reviewed annually. The Audit and Compliance Committee will review and consider such information regarding the related party transaction as it deems appropriate. In the last fiscal year, the Company did not enter into any transactions disclosable pursuant to Item 404(a) of Regulation S-K except that the Company paid $281,091 in membership dues to the Biotechnology Innovation Organization (“BIO”), a biotech trade association, of which Mr. Campbell is a director. The Company has paid a similar amount of membership dues to BIO in the past and expects to continue paying its annual dues in the future to retain its membership in BIO.
Our Board has reviewed the materiality of any relationship that each of our directors has with Amicus, either directly or indirectly, as well as other factors that may impact the independence determination for each of our directors. Based on this review, our Board has determined that the following directors are “independent directors” as defined by the rules and regulations of Nasdaq: Mses. Bleil and McGlynn, Messrs. Kelly, Raab, Sblendorio, Wheeler and Whitman, and Dr. Roberts.
Director Independence
Our Board has reviewed the materiality of any relationship that each of our directors has with Amicus, either directly or indirectly, as well as other factors that may impact the independence determination for each of our directors. Based on this review, our Board has determined that the following directors are “independent directors” as defined by the rules and regulations of Nasdaq: Mses. Bleil and McGlynn, Messrs. Kelly, Raab, Sblendorio, Wheeler and Whitman, and Dr. Roberts.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
Fees for Audit Services
The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2025 and 2024, and fees billed for other services rendered by Ernst & Young LLP during those periods. All of such fees were approved by the Audit and Compliance Committee.

	December 31,
	2025	2024
Audit Fees	$2,729,912	$2,555,948
Audit-Related Fees	—	—
Tax Fees	20,600	20,600
All Other Fees	232,166	28,183
Total	$2,982,678	$2,604,731

Fees for audit services included fees associated with the annual financial statement audit, an audit of our internal controls over financial reporting and reviews of the quarterly reports on Form 10-Q for both 2025 and 2024. In 2025 and 2024, the audit fees included costs of statutory audits of several of the Company’s foreign subsidiaries. The audit fees in 2025 and 2024 also include costs associated with comfort letters related to the ATM as well as filing of registration statements. Fees for tax services in 2025 and 2024 included fees associated with certain permitted compliance and advisory services. For 2025 all other fees included related to pricing compliance reporting for the U.K. and other advisory services. For 2024 all other fees included fees related to pricing compliance reporting for the U.K.
Policy on Audit and Compliance Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm
Consistent with SEC policies regarding auditor independence, the Audit and Compliance Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit and Compliance Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.
Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit an aggregate estimate of services expected to be rendered during that year for each of four categories of services to the Audit and Compliance Committee for approval.
1.Audit Services include audit work performed in the preparation of financial statements, as well as work that only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
2.Audit-Related Services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
3.Tax Services include all services performed by the independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
4.Other Fees are those associated with services not captured in the other categories.
Prior to engagement, the Audit and Compliance Committee pre-approves these services by category of service. The fees are budgeted, and the Audit and Compliance Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit and Compliance Committee requires specific pre-approval before engaging the independent registered public accounting firm.
The Audit and Compliance Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit and Compliance Committee at its next scheduled meeting.

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE
1. Index to Consolidated Financial Statements
The following Consolidated Financial Statements are filed as part of this report:
2. Consolidated Financial Statement Schedules
All schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.
3. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
1.1	Equity Distribution Agreement, dated November 7, 2022, by and between Amicus Therapeutics, Inc. and Goldman Sachs & Co. LLC	Form 8-K	11/7/2022	1.1
2.1	Agreement and Plan of Merger, dated November 19, 2013, by and among Amicus Therapeutics, Inc., CB Acquisition Corp., Callidus BioPharma, Inc., and Cuong Do	Form 8-K	2/12/2014	2.1
+2.2	Agreement and Plan of Merger, dated July 5, 2016, by and among MiaMed, Inc., the Registrant and Minervas Merger Sub, Inc.	Form 8-K	7/6/2016	2.1
+2.3	Agreement and Plan of Merger, dated as of September 19, 2018, by and among Amicus Therapeutics, Inc., Columbus Merger Sub Corp., Celenex, Inc. and Shareholder Representative Services LLC, solely in its capacity as the Shareholders’ Representative	Form 8-K	9/25/2018	2.1
***2.4	Agreement and Plan of Merger, dated as of December 19, 2025, by and among Amicus Therapeutics, Inc., BioMarin Pharmaceutical Inc., and Lynx Merger Sub 1, Inc.	Form 8-K	12/19/2025	2.1
3.1	Restated Certificate of Incorporation of the Registrant.	Form 10-K	2/28/2012	3.1
3.2	Second Amended and Restated By-laws of the Registrant.	Form 10-Q	8/8/2023	3.4
3.3	Certificate of Amendment to the Registrant's Restated Certificate of Incorporation.	Form 8-K	6/10/2015	3.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
3.4	Certificate of Amendment to the Restated Certificate of Incorporation	Form 8-K	6/8/2018	3.1
3.5	Certificate of Amendment to the Restated Certificate of Incorporation	Form 8-K	6/13/2023	3.1
3.6	Amendment to Amicus Therapeutics, Inc.’s Second Amended and Restated By-laws, dated December 19, 2025	Form 8-K	12/19/2025	3.1
4.1	Specimen Stock Certificate evidencing shares of common stock	S-1/A (333-141700)	5/17/2007	4.1
4.2	Form of Indenture	Form S-3ASR	2/19/2025	4.9
4.3	Description of the Registrant's securities	Form 10-K	2/19/2025	4.3
4.4	Form of Pre-Funded Warrant	Form 8-K	9/29/2021	4.1
4.5	Securities Purchase Agreement, dated September 29, 2021, by and between the Company and Redmile Group LLC	Form 8-K	9/29/2021	10.3
10.1	Form of Director and Officer Indemnification Agreement	Form 8-K	12/28/2022	10.1
*10.2	Amended and Restated 2007 Director Option Plan and form of option agreement	Form 8-K	6/18/2010	10.2
10.3	Securities Purchase Agreement, dated November 20, 2013 by and among the Company and the purchasers identified therein	Form 8-K	11/20/2013	10.1
**10.4	Second Restated Agreement, dated November 19, 2013 by and between the Registrant and Glaxo Group Limited	Form 10-K	2/28/2024	10.4
*10.5	Amicus Therapeutics, Inc. Amended and Restated Restricted Stock Unit Deferral Plan	Form 8-K	12/28/2017	10.1
*10.6	Amended and Restated 2007 Equity Incentive Plan	DEF 14A	4/24/2024	A
*10.7	Amicus Therapeutics, Inc. Cash Deferral Plan	Form 8-K	10/28/2016	10.1
*10.8	Amicus Therapeutics, Inc. 2025 Equity Incentive Plan	Form S-8	6/5/2025	99.2
*10.9	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 8-K	12/30/2016	10.1
*10.10	Amendment #1 to the Amicus Therapeutics, Inc. Cash Deferral Plan.	Form 8-K	10/26/2014	10.1
*10.11	Amendment #2 to the Amicus Therapeutics, Inc. Cash Deferral Plan.	Form 8-K	12/19/2019	10.1
*10.12	Amendment #3 to the Amicus Therapeutics, Inc. Cash Deferral Plan	Form 10-Q	11/9/2021	10.9
*10.13	Employment Agreement, dated August 1, 2022, by and between the Registrant and Bradley L. Campbell.	Form 8-K	8/1/2022	10.1
*10.14	Employment Agreement dated February 18, 2020 between the Registrant and Ellen S. Rosenberg	Form 10-K	3/2/2020	10.45
*10.15	Employment Agreement dated February 18, 2020, between the Registrant and Daphne Quimi	Form 10-K	3/2/2020	10.48
*10.16	Employment Agreement, dated August 21, 2023, by and between Amicus Therapeutics, Inc. and Simon Harford	Form 10-Q	11/8/2023	10.3

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
*10.17	Employment Agreement dated February 18, 2020 between the Registrant and David Clark	Form 10-K	3/2/2020	10.18
*10.18	Employment Agreement dated February 18, 2020 between the Registrant and Jeffrey Castelli	Form 10-K	3/2/2020	10.19
*10.19	Form of Board Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	3/1/2021	10.39
*10.20	Form of Board Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	3/1/2021	10.41
*10.21	Form of Stock Option Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	3/1/2021	10.42
*10.22	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan	Form 10-K	2/24/2022	10.25
*10.23	Form of Restricted Stock Unit Award Agreement under the Amicus Therapeutics, Inc. 2025 Equity Incentive Plan	Form 10-Q	7/31/2025	10.5
*10.24	Form of Restricted Stock Unit Award Agreement under the Amicus Therapeutics, Inc. 2025 Equity Incentive Plan	Form 10-Q	7/31/2025	10.6
**10.25	License Agreement dated December 22, 2022, by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania	Form 10-K	3/1/2023	10.25
**10.26	License Agreement, dated as of May 1, 2025, by and between Amicus Therapeutics, Inc. and Dimerix Biosciences Pty Ltd.	Form 10-Q	7/31/2025	10.4
**10.27	Amendment No. 1 to License Agreement, dated of as of October 20, 2025, by and between Amicus Therapeutics, Inc. and Dimerix Biosciences Pty Ltd.				X
**10.28	Mutual Termination Agreement dated December 22, 2022, by and between Amicus Therapeutics, Inc. and the Trustees of the University of Pennsylvania.	Form 10-K	3/1/2023	10.26
10.29	Loan Agreement, dated October 2, 2023 by and among Amicus Therapeutics, Inc., certain subsidiaries of Amicus Therapeutics, Inc. from time to time party thereto as Guarantors, Blackstone Alternative Credit Advisors LP, Blackstone Life Sciences Advisors L.L.C., certain lenders from time to time party thereto and Wilmington Trust, National Association, as Agent for the lenders.	Form 8-K	10/2/2023	10.1
10.30	First Amendment to Loan Agreement, dated April 28, 2025 by and among Amicus Therapeutics, Inc., certain subsidiaries of Amicus Therapeutics, Inc. from time to time party thereto as Guarantors, Blackstone Alternative Credit Advisors LP, Blackstone Life Sciences Advisors L.L.C., certain lenders from time to time party thereto and Wilmington Trust, National Association, as Agent for the lenders.	Form 8-K	5/1/2025	10.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
10.31	Second Amendment to Loan Agreement, dated June 16, 2025 by and among Amicus Therapeutics, Inc. certain subsidiaries of Amicus Therapeutics, Inc. from time to time party thereto as Guarantors, Blackstone Alternative Credit Advisors LP, Blackstone Life Sciences Advisors L.L.C., certain lenders from time to time party thereto and Wilmington Trust, National Association, as Agent for the lenders.	Form 10-Q	7/31/2025	10.3
10.32	Securities Purchase Agreement, dated October 2, 2023, by and among Amicus Therapeutics, Inc. and the Purchasers identified on the signature pages thereto.	Form 8-K	10/2/2023	10.2
**10.33	Supply and Manufacturing Services Agreement, dated as of March 31, 2023, by and among the Company, WuXi Biologics (Hong Kong) Limited, WuXi Biologics Ireland Limited and WuXi Biologics Germany GmbH	Form 10-Q	8/8/2023	10.2
**10.34	First Amendment to the Supply and Manufacturing Services Agreement dated March 31, 2023 by and among the Company, WuXi Biologics (Hong Kong) Limited, WuXi Biologics Ireland Limited and WuXi Biologics Germany GmbH	Form 10-Q	8/8/2024	10.1
**10.35	Second Amendment to the Supply and Manufacturing Services Agreement dated March 31, 2023 by and among the Company, WuXi Biologics (Hong Kong) Limited, WuXi Biologics Ireland Limited and WuXi Biologics Germany GmbH	Form 10-Q	11/4/2025	10.1
**10.36	Third Amendment to the Supply and Manufacturing Services Agreement dated March 31, 2023 by and among the Company, WuXi Biologics (Hong Kong) Limited, WuXi Biologics Ireland Limited and WuXi Biologics Germany GmbH	Form 10-Q	11/4/2025	10.2
19.1	Amicus Therapeutics, Inc. Insider Trading Policy	Form 10-K	2/19/2025	19.1
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Amicus Therapeutics, Inc. Clawback Policy	Form 10-K	2/28/2024	97.1

Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Date	Exhibit No.	Filed with this Form 10-K
101
The following financial information from this Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) and the Notes to the Consolidated Financial Statements.
X
104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (included in Exhibit 101).				X
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
***    Certain exhibits and schedules have been omitted pursuant to 17 CFR § 229.601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2026.

AMICUS THERAPEUTICS, INC. (Registrant)
By:	/s/ Bradley L. Campbell
Bradley L. Campbell Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley L. Campbell	President and Chief Executive Officer (Principal Executive Officer)	February 20, 2026
(Bradley L. Campbell)

/s/ Simon Harford	Chief Financial Officer (Principal Financial Officer)	February 20, 2026
(Simon Harford)

/s/ Samantha L. Prout	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 20, 2026
(Samantha L. Prout)

/s/ Margaret G. McGlynn	Director	February 20, 2026
(Margaret G. McGlynn)

/s/ Michael G. Raab	Director	February 20, 2026
(Michael G. Raab)

/s/ Glenn Sblendorio	Director	February 20, 2026
(Glenn Sblendorio)

/s/ Craig Wheeler	Director	February 20, 2026
(Craig Wheeler)

/s/ Lynn Bleil	Director	February 20, 2026
(Lynn Bleil)

Signature	Title	Date

/s/ Burke Whitman	Director	February 20, 2026
(Burke Whitman)

/s/ Michael A. Kelly	Director	February 20, 2026
(Michael A. Kelly)

/s/ Eiry W. Roberts, M.D.	Director	February 20, 2026
(Eiry W. Roberts, M.D.)